Form 10-Q
period 1996-03-31
AFFILIATED COMPUTER SERVICES INC
filed 1996-05-13
CIK 2135

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended    March 31, 1996
                                       ----------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the period from __________ to __________

                      Commission file number      0-24787



                       AFFILIATED COMPUTER SERVICES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   51-0310342
 -------------------------------             ----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     2828 North Haskell, Dallas,  Texas                     75204
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code     (214) 841-6111
                                                       -------------------------

                                 Not Applicable
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                               -----   -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                              Number of Shares Outstanding as of
             Title of each class                         May 6, 1996
  ------------------------------------        ----------------------------------
  Class A Common Stock, $.01 par value                    12,479,300
  Class B Common Stock, $.01 par value                     3,202,843
                                                           ---------
                                                          15,682,143

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES



                                     INDEX




                                                                                               PAGE
PART I.          FINANCIAL INFORMATION                                                        NUMBER

Item 1.          Consolidated Financial Statements (Unaudited):

                     Condensed Consolidated Balance Sheets at March 31, 1996 and June 30,
                              1995                                                               1

                     Condensed Consolidated Statements of Income for the three months and
                              the nine months ended March 31, 1996 and 1995                      2

                     Condensed Consolidated Statements of Cash Flows for the nine months
                              ended March 31, 1996 and 1995                                      3

                     Notes to Condensed Consolidated Financial Statements                      4-5


Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                6-9


PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                                               10

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (in thousands)

                                                         March 31,     June 30,
                                                           1996          1995
                                                         ---------     ---------
                                           ASSETS
Current assets:
    Cash and cash equivalents                            $  35,401     $  41,476
    ATM cash                                                 8,950         8,250
    Accounts receivable, net                                58,370        42,325
    Inventory                                               10,892         6,294
    Prepaid expenses and other current assets               10,167         7,389
    Deferred taxes                                           8,162         8,645
                                                         ---------     ---------
       Total current assets                                131,942       114,379

Property and equipment, net                                 57,303        23,463
Purchased computer software, net                             4,583         3,219
Goodwill, net                                               87,877        69,293
Other intangible assets, net                                 8,501         6,078
Deferred taxes                                               8,522         4,183
Long-term investments and other assets                       6,932         5,116
                                                         ---------     ---------
       Total assets                                      $ 305,660     $ 225,731
                                                         =========     =========

                     LIABILITIES
Current liabilities:
    Accounts payable                                     $  14,721     $   4,360
    Accrued compensation and benefits                       11,525         9,856
    Other accrued liabilities                               33,904        32,124
    ATM cash note payable                                    8,950             -
    Income taxes payable                                     1,564           234
    Current portion of long-term debt                        5,570         5,763
    Current portion of unearned revenue                     11,034        10,440
                                                         ---------     ---------
       Total current liabilities                            87,268        62,777

Long-term debt                                               7,315        37,940
Unearned revenue                                             3,435         2,713
Other long-term liabilities                                 12,544        14,577
                                                         ---------     ---------
       Total liabilities                                   110,562       118,007
                                                         ---------     ---------

Cumulative redeemable preferred stock                        1,100         1,100
                                                         ---------     ---------
                 STOCKHOLDERS' EQUITY

Class A common stock                                           122            85
Class B common stock                                            32            48
Additional paid-in capital                                 150,199        79,312
Retained earnings                                           43,645        27,179
                                                         ---------     ---------
       Total stockholders' equity                          193,998       106,624
                                                         ---------     ---------
       Total liabilities and stockholders' equity        $ 305,660     $ 225,731
                                                         =========     =========






           See notes to condensed consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (in thousands except per share amounts)


                                                Three Months Ended      Nine Months Ended
                                                     March 31,             March 31,
                                            -----------------------  -----------------------
                                               1996         1995        1996         1995
                                            ----------   ----------  ----------   ----------
Revenues                                    $   99,062   $   80,700  $  279,708   $  223,638
                                            ----------   ----------  ----------   ----------

Expenses:
    Wages and benefits                          42,045       29,257     110,772       76,561
    Services and supplies                       24,677       19,851      71,313       55,260
    Rent, lease and maintenance                 17,893       20,512      55,262       58,955
    Depreciation and amortization                3,434        3,377      10,745        8,069
    Other operating expenses                     1,065          560       3,343        2,391
                                            ----------   ----------  ----------   ----------
     Total operating expenses                   89,114       73,557     251,435      201,236
                                            ----------   ----------  ----------   ----------

    Operating income                             9,948        7,143      28,273       22,402

Interest and other expenses (income), net          370        (396)         614        1,186
                                            ----------   ----------  ----------   ----------

    Income before income taxes                   9,578        7,539      27,659       21,216

Income tax expense                               3,843        3,080      11,191        8,688
                                            ----------   ----------  ----------   ----------

    Net income                              $    5,735   $    4,459  $   16,468   $   12,528
                                            ==========   ==========  ==========   ==========

Earnings per common share                   $      .41   $      .34  $     1.19   $      .99
                                            ==========   ==========  ==========   ==========

Weighted average shares outstanding             14,000       13,296      13,849       12,598
                                            ==========   ==========  ==========   ==========





           See notes to condensed consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                                                 Nine Months Ended
                                                                                                     March 31,
                                                                                               ---------------------
                                                                                                 1996        1995
                                                                                               ---------   ---------
Cash flows from operating activities:
  Net income                                                                                   $   16,468  $  12,528
                                                                                                ---------  ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                               10,745      8,069
       Recognition of stock option compensation                                                        45        681
       Other                                                                                           24         73
       Changes in assets and liabilities, net of effects from acquisitions:
           (Increase) decrease in ATM cash                                                           (700)     4,850
           Increase in accounts receivable                                                         (7,158)    (7,379)
           Increase in inventory                                                                   (4,783)    (1,070)
           Increase in prepaid expenses and other current assets                                   (2,440)    (1,597)
           (Increase) decrease in deferred taxes                                                    1,794     (4,972)
           (Increase) decrease in other long term assets                                               85       (362)
           Increase (decrease) in accounts payable                                                  6,357        (73)
           Decrease in accrued compensation and benefits                                             (429)       (63)
           Increase (decrease) in other accrued liabilities                                        (2,797)     8,402
           Increase (decrease) in income taxes payable                                              1,958     (1,297)
           Increase (decrease) in other long-term liabilities                                      (3,957)       307
           Increase (decrease) in unearned revenue                                                 (4,198)       834
                                                                                                ---------  ---------
       Total adjustments                                                                           (5,454)     6,403
                                                                                                ---------  ---------
       Net cash provided by operating activities                                                   11,014     18,931
                                                                                                ---------  ---------

Cash flows from investing activities:
    Sales of marketable securities                                                                      -     10,038
    Purchases of property, equipment and computer software                                        (36,283)    (8,966)
    Payments for acquisitions, net of cash acquired                                               (22,350)    (7,761)
    Additions to other intangible assets and goodwill                                              (2,590)      (150)
    Other, net                                                                                       (855)         -
                                                                                                ---------  ---------
        Net cash used for investing activities                                                    (62,078)    (6,839)
                                                                                                ---------  ---------
Cash flows from financing activities:
    Net proceeds from stock offerings                                                              68,333     33,310
    Proceeds from issuance of long-term debt                                                       51,100          -
    Repayments of long-term debt                                                                  (77,711)   (33,447)
    Net borrowings (repayments) of ATM debt                                                           700     (4,850)
    Proceeds from stock options exercised and related tax benfits                                   3,144      1,719
    Other, net                                                                                       (577)         -
                                                                                                ---------  ---------
       Net cash provided by (used for) financing activities                                        44,989     (3,268)
                                                                                                ---------  ---------

Net increase (decrease) in cash and cash equivalents                                               (6,075)     8,824
Cash and cash equivalents at beginning of period                                                   41,476     20,409
                                                                                                ---------  ---------
Cash and cash equivalents at end of period                                                      $  35,401  $  29,233
                                                                                                =========  =========





           See notes to condensed consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries (the "Company"). All material intercompany profits, transactions and balances have been eliminated. The Company is primarily engaged in providing information technology services and electronic funds transfer transaction processing services. The Company's information technology services include data processing outsourcing, image management and professional services.

         The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended June 30, 1995. The foregoing unaudited condensed consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1997 fiscal year. The Company expects to adopt SFAS 123 on a disclosure basis only. As such, implementation of SFAS 123 is not expected to impact the Company's consolidated balance sheet or income statement.

2.       NON-RENEWAL OF LARGEST CUSTOMER CONTRACT

         On August 31, 1995, the Company's contract with its largest customer, Bank of America Texas, N.A. ("B of A Texas") expired pursuant to its terms. Revenues earned from B of A Texas for the three months and nine months ended March 31, 1996 were approximately zero and $4.6 million, respectively, compared to revenues for the three months and nine months ended March 31, 1995 of $9.1 million and $27.6 million, respectively. In anticipation of the expiration of the contract, management of the Company completed a cost savings plan implemented to reduce direct expenses associated with this contract and other indirect infrastructure costs of the Company.

         In conjunction with the contract expiration, the Company expected to incur various non-recurring expenses primarily associated with the termination or renegotiation of a computer lease. Such costs were estimated to aggregate $16.1 million, of which $13.3 million had been accrued through June 30, 1995. Due to the signing of a service contract with another customer in May 1995, the Company determined that the computer lease would not need to be terminated or renegotiated, as the new customer would replace computer capacity previously utilized for the B of A Texas contract. Accordingly, the Company determined that continuing the accrual for the computer lease was no longer necessary and in September 1995 began to amortize the accrual over the remaining term of the computer lease, which expires February 1999, at a rate of approximately $1.0 million per quarter (resulting in a $1.0 million and a $2.2 million reduction in rent, lease and maintenance expense for the three months and the nine months ended March 31, 1996, respectively, as compared to an accrual (or increase in expense) of $2.4 million and $7.2 million for the three months and the nine months ended March 31, 1995, respectively.)

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



3.       ACQUISITIONS

         During the first nine months of fiscal 1996, the Company closed six acquisitions, none of which were individually significant. A summarization of the acquisitions is as follows (in millions):

           Fair value of assets acquired                                      $39.3
           Less:  Liabilities assumed                                          11.6
                  Notes issued and other liabilities to sellers                 5.3
                                                                             ------
           Cash paid for acquisitions, net                                    $22.4
                                                                             ======

4.       SECONDARY OFFERING

         On March 29, 1996, the Company completed a secondary offering of 1.8 million shares of Class A common stock. Proceeds received from the offering during the quarter were $68.3 million, net of underwriters' discounts and other offering expenses paid of $3.7 million. An additional 0.3 million shares from the exercise of the over-allotment option of the offering were issued in April 1996 and resulted in net proceeds of approximately $10 million, which will be recorded in the fourth quarter of this fiscal year. Proceeds of the offering were used for the repayment of company indebtedness and for general corporate purposes.

             AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements, accompanying Notes thereto and other financial information appearing elsewhere in this document and in conjunction with its fiscal 1995 annual Consolidated Financial Statements not included in this document.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's condensed consolidated statements of income as a percentage of revenues:


                                                                        Percentage of Revenues      Percentage of Revenues
                                                                          Three Months Ended           Nine Months Ended
                                                                               March 31,                    March 31,
                                                                       -----------------------      ----------------------
                                                                          1996           1995          1996          1995
                                                                       -------        --------      --------       -------
                     Revenues                                           100.0%         100.0%        100.0%         100.0%

                     Expenses:
                            Wages and benefits                           42.4           36.3          39.6           34.2
                            Services and supplies                        24.9           24.6          25.5           24.7
                            Rent, lease and maintenance                  18.1           25.4          19.8           26.4
                            Depreciation and amortization                 3.5            4.2           3.8            3.6
                            Other operating expenses                      1.1            0.6           1.2            1.1
                                                                       ------        -------       -------        -------
                              Total operating expenses                   90.0           91.1          89.9           90.0
                                                                       ------        -------       -------        -------


                            Operating income                             10.0            8.9          10.1           10.0

                     Interest and other expenses (income), net            0.4           (0.4)          0.2            0.5
                                                                       ------        -------       -------        -------

                            Income before income taxes                    9.6            9.3           9.9            9.5

                     Income tax expense                                   3.9            3.8           4.0            3.9
                                                                       ------        -------       -------        -------

                            Net income                                    5.7%           5.5%          5.9%           5.6%
                                                                       ======        =======       =======        =======


COMPARISON OF THE QUARTER ENDED MARCH 31, 1996 TO THE QUARTER ENDED MARCH 31,
1995

Revenues increased $18.3 million, or 23%, to $99.1 million in the quarter ended March 31, 1996 (the third quarter of the Company's 1996 fiscal year) from $80.7 million in the third quarter of fiscal 1995 due to acquisitions and internal growth. Excluding revenues from the B of A Texas contract, which expired August 31, 1995, the increase in revenues quarter over quarter was 38%, of which 15% was internal growth and the remaining 23% from acquisitions made since the third quarter of fiscal 1995. Revenues related to the B of A Texas contract were zero and $9.1 million for the quarters ended March 31, 1996 and March 31, 1995, respectively.

Total operating expenses were $89.1 million in the third quarter of fiscal 1996, an increase of 21% from $73.6 million in the third quarter of fiscal 1995. Operating expenses as a percentage of revenues decreased from 91.1% in the third quarter of fiscal 1995 to 90.0% in the third quarter of fiscal 1996.

             AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Wages and benefits increased as a percentage of revenues due to the acquisitions consummated in the Company's professional services and image management lines of business. These businesses are generally more labor intensive than the Company's traditional business lines, resulting in a higher percentage of wages and benefits compared to revenues. Rent, lease and maintenance decreased to 18.1% of revenues in the third quarter of fiscal 1996, compared to 25.4% of revenues in fiscal 1995. This decrease is attributable primarily to the acquisition in fiscal 1996 of several labor intensive businesses, economies of scale related to the growth in new outsourcing business and that the third quarter of fiscal 1996 included $1.0 million related to the amortization of the B of A Texas accrual compared to $2.4 million accrued in the third quarter of fiscal 1995. As discussed in Note 2 to the condensed consolidated financial statements the Company ceased recording the B of A Texas accrual in May 1995 and has begun to amortize the accrual over the remaining term of the related computer lease.

Operating income increased $2.8 million, or 39%, to $9.9 million in the third quarter of fiscal 1996, compared to $7.1 million in the third quarter of fiscal 1995. The increase was due to internal growth and acquisitions since the third quarter of fiscal 1995. The increase in the operating income margin to 10.0% in the third quarter of fiscal 1996 from 8.9% in fiscal 1995 was due primarily to internal growth and the resulting economies of scale.

Interest and other expenses increased from a net benefit of $0.4 million in the third quarter of fiscal 1995 to $0.4 million of net interest expense in the third quarter of fiscal 1996. The increase is primarily attributable to increased interest expense on debt used to finance acquisitions and capital expenditures and the absence of a $0.5 million gain recorded in the third quarter of fiscal 1995 associated with marketable securities sold by the Company at that time.

The Company's effective tax rate of approximately 40.1% exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1996 TO THE NINE MONTHS ENDED MARCH 31, 1995

Revenues increased $56.1 million, or 25%, to $279.7 million in the nine months ended March 31, 1996 from $223.6 million for the same period in fiscal 1995 due to acquisitions and internal growth. Excluding revenues from the B of A Texas contract, the increase in revenues was 40%, of which 18% was internal growth and the remaining 22% from acquisitions. Revenues related to the B of A Texas contract were $4.6 million and $27.6 million for the nine months ended March 31, 1996 and 1995, respectively.

Total operating expenses were $251.4 million in the nine months ended March 31, 1996, an increase of 25% from $201.2 million for the same period in fiscal 1995. Operating expenses as a percentage of revenues remained virtually unchanged in fiscal 1996 compared to fiscal 1995 at approximately 90%.

Wages and benefits increased as a percentage of revenues due to the acquisitions consummated in the Company's professional services and image management lines of business. Without these acquisitions, wages and benefits as a percentage of revenues for the first nine months of fiscal 1996 would have remained approximately the same compared to fiscal 1995. Rent, lease and maintenance decreased to 19.8% of revenues in the first nine months of fiscal 1996, compared to 26.4% of revenues in fiscal 1995. This decrease is attributable primarily to the acquisitions in fiscal 1996 of several labor intensive businesses, economies of scale and that the first nine months of fiscal 1996 included $2.2 million of amortization related to the B of A Texas accrual compared to $7.2 million accrued in the first nine months of fiscal 1995. See Note 2 to the condensed consolidated financial statements.

             AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating income increased $5.9 million, or 26%, to $28.3 million for the first nine months of fiscal 1996, compared to $22.4 million in fiscal 1995. The increase was due to internal growth and acquisitions since the third quarter of fiscal 1995. The operating income margin in the first nine months of fiscal 1996 remained approximately the same as the fiscal 1995 margin.

The Company's effective tax rate of approximately 40.5% exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company's liquid assets, consisting of cash and cash equivalents, totaled $44.3 million compared to $49.7 million at June 30, 1995. These liquid assets included $9.0 million ($8.3 million at June 30, 1995) borrowed under a revolving credit facility ("ATM Cash Facility") for use in the Company's automated teller machines ("ATMs"). Working capital was $44.7 million at March 31, 1996 and reflected the net proceeds of $68.3 million received from the Company's secondary offering of 1.8 million shares of Class A common stock, less $43.1 million of the net proceeds used for the repayment of debt. Working capital at March 31, 1996 decreased by $6.9 million from the June 30, 1995 balance of $51.6 million primarily due to the reclassification of the $9.0 million ATM Cash Facility to a current liability during this quarter as a result of the refinancing discussed below.

Net cash provided by operating activities was $11.0 million for the first nine months of fiscal 1996, compared with $18.9 million provided by operating activities in fiscal 1995. The decrease is primarily due to the elimination of the prepayment of services from B of A Texas, which was approximately $2.2 million at June 30, 1995, in connection with the expiration of the B of A Texas contract, and a decrease of $5.6 million in the periods related to changes in ATM cash balances. Net cash used for investing activities increased by $55.2 million over the prior nine month period. The current period included $22.4 million for six acquisitions, compared to five smaller acquisitions of $7.8 million in fiscal 1995, and an increase of $27.3 million in cash used for the purchase of property, equipment and software. Property and equipment purchases increased with the purchase of the Company's headquarters and the purchase and renovation of an adjacent building, growth associated with outsourcing services customers and an increase in the number of ATMs owned and operated by the Company. Net cash provided by financing activities increased $48.3 million due primarily to proceeds from the Company's secondary stock offering.

In December 1995, the Company refinanced its revolving line of credit facility ("Credit Facility") and ATM Cash Facility. The new borrowing arrangements provide up to $90 million of funds under the three year unsecured Credit Facility and $11 million under the one year ATM Cash Facility. At the end of the three year Credit Facility, the Company has an option to convert any principal outstanding to a two year term loan due in eight quarterly installments. In connection with the secondary stock offering completed this quarter, the Company paid down its balance outstanding under the Credit Facility, leaving approximately $79 million available for use, net of outstanding letters of credit. Borrowings of $9.0 million were outstanding at March 31, 1996 under the ATM Cash Facility. In August 1995, the Company amended its vault cash custody agreement with First Interstate Bank ("FIB") which replaced a similar facility that expired August 31, 1995 provided under the B of A Texas contract. This amendment with FIB increased the amount of funds available to $50 million and extended the term to July 1997. The amount of cash outstanding under the FIB facility was approximately $35.4 million as of March 31, 1996. This cash is neither an asset nor a liability of the Company and therefore is not recorded on the accompanying balance sheet.

The Company's management believes that available cash and cash equivalents, together with cash generated from operations and available borrowings under its credit facilities, will provide adequate funds for the Company's anticipated needs, including working capital, capital expenditures and ATM vault cash

             AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


requirements. Management also believes that cash provided from operations will be sufficient to satisfy all existing debt obligations as they come due. The Company intends to continue its growth through acquisitions and from time to time to engage in discussions with potential acquisition candidates. As the size and financial resources of the Company increase, however, additional acquisition opportunities requiring significant commitments of capital may arise. In order to pursue such opportunities, the Company may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to the Company's future acquisition and expansion opportunities and how such opportunities would be financed. In addition, the Company is a party to pending litigation as previously described in the Company's prior filings on Form 10-Q for the quarter ended December 31, 1995 and Form 10- K for the year ended June 30, 1995. Although the Company cannot predict the ultimate outcome of this litigation, the Company's management does not believe the litigation will have a material adverse effect on the Company's results of operations or working capital.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES


                          PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

            10.1 Credit Agreement dated as of December 15, 1995, between Affiliated Computer Services, Inc., a Delaware corporation, certain Lenders, Bank One, Texas, N.A., as Documentation Agent and Co-Agent and First Interstate Bank of Texas N.A., as Administrative Agent and Co-Agent.

            11.1  Computation of Earnings per Common and Common Equivalent
                  Share.

         (b)  Reports on Form 8-K

              The Company did not file any current report on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th of May, 1996.



                                         AFFILIATED COMPUTER SERVICES, INC.



                                         By:    /s/ Mark A. King
                                            ---------------------------------
                                                Mark A. King
                                                Executive Vice President and
                                                Chief Financial Officer

                              INDEX TO EXHIBITS


   Exhibit
   Number                         Description
   -------                        -----------


    10.1 Credit Agreement dated as of December 15, 1995, between Affiliated Computer Services, Inc., a Delaware corporation, certain Lenders, Bank One, Texas, N.A., as Documentation Agent and Co-Agent and First Interstate Bank of Texas N.A., as Administrative Agent and Co-Agent.

    11.1      Computation of Earnings per Common and Common Equivalent
              Share.


    27        Financial Data Schedule