Form 10-K405
period 1996-06-30
AFFILIATED COMPUTER SERVICES INC
filed 1996-09-30
CIK 2135

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                        ----------------------------
                                  FORM 10-K
                        ----------------------------

 MARK       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 ONE                  SECURITIES EXCHANGE ACT OF 1934
 [X]             FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                     OR
 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               For the transition period from  _____ to _____.
                       Commission file number 0-24787

                       AFFILIATED COMPUTER SERVICES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                51-0310342
   ------------------------------        -------------------------------------
   State or other jurisdiction of
   incorporation or organization          (I.R.S. Employer Identification No.)

                               2828 NORTH HASKELL
                              DALLAS, TEXAS  75204
                    (Address of principal executive offices)
                                   (Zip Code)

                                  214-841-6111
              (Registrant's telephone number, including area code)

                        ----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                Name of exchange on
             Title of each class                 which registered
         ---------------------------        --------------------------
          Class A common stock, par
           value $.01 per share            NASDAQ National Market System

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

                        ----------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements the past 90 days.  Yes   X   No
                                            ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

     As of September 20, 1996, 14,517,588 shares of Class A common stock were outstanding. The aggregate market value of the 13,433,748 shares of Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of such date, approximated $809,383,317.

DOCUMENTS INCORPORATED BY REFERENCE:  Fiscal 1996 Annual Report to Stockholders
- - Parts I, II, and IV;  Proxy Statement for October 28, 1996 Annual Meeting -
Part III.


================================================================================

                       AFFILIATED COMPUTER SERVICES, INC.

                                   FORM 10-K
                                 JUNE 30, 1996




                                                                              PAGE
                                                                              ----
PART I
  Item 1.    Business.........................................................   1
  Item 2.    Properties.......................................................  11
  Item 3.    Legal Proceedings................................................  12
  Item 4.    Submission of Matters to a Vote of Security Holders..............  12

PART II
  Item 5.    Market for the Registrant's Common Equity and Related
               Stockholder Matters............................................  13
  Item 6.    Selected Consolidated Financial Data.............................  14

  Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................  14
  Item 8.    Financial Statements and Supplementary Data......................  14
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  14

PART III
  Item 10.  Directors and Executive Officers of the Registrant................  14
  Item 11.  Executive Compensation............................................  14
  Item 12.  Security Ownership of Certain Beneficial Owners and Management....  14
  Item 13.  Certain Relationships and Related Transactions....................  14

PART IV
  Item 14.  Exhibits, Financial Statements, Schedules and Reports on
              Form 8-K........................................................  15

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Affiliated Computer Services, Inc. (the "Company" or "ACS") is a nationwide provider of information technology services and electronic funds transfer ("EFT") transaction processing. The Company's information technology services include data processing outsourcing, image management and professional services. The Company's services are provided to customers with time-critical, transaction-intensive information processing needs.

     The Company's data processing outsourcing services are provided to a variety of commercial customers nationwide, including retailers, healthcare providers, telecommunications companies, wholesale distributors, manufacturers and to regional, non-money center financial institutions. The Company utilizes a variety of proprietary and third party industry-standard software packages that can be matched with the appropriate hardware platform to provide flexible and cost-effective solutions to customer requirements. ACS is capitalizing on the trend toward client-server computing by providing consulting and transitional outsourcing services, including network and desktop computer management, to companies that are changing to these distributed platform environments. The Company offers image management services such as electronic imaging, document imaging, record storage and retrieval services, micrographics processing services and high speed data capture services. Beginning in January 1995, ACS expanded its product offerings to include professional services such as consulting, contract programming and technical support, as well as network design and systems integration. The Company's EFT transaction processing business consists primarily of the operation of a proprietary automated teller machine ("ATM") network consisting of Company owned ATMs as well as ATMs owned by third parties. According to an industry publication, the Company's MoneyMakerSM ATM network ("MoneyMaker") is the second largest non-bank ATM network in the United States. The Company operates a national network of host and remote data centers that enables ACS to process transactions for its outsourcing and EFT customers in a rapid, cost-effective manner.

     The Company was formed in 1988 as a Delaware corporation and on September 26, 1994 completed an initial public offering ("IPO") of 2.3 million shares of Class A common stock after having completed a restructuring in connection with the IPO, which included the spin-off of certain subsidiaries to its stockholders effective June 30, 1994. The Company completed two secondary offerings in March 1996 and June 1996 for an aggregate of approximately 4.1 million new shares of Class A common stock, primarily to repay debt incurred with fiscal 1996 acquisitions, including debt incurred with the acquisition of The Genix Group, Inc. ("Genix") on June 21, 1996. See "Business -- Information Technology Services -- Outsourcing Services."

MARKET OVERVIEW

     The Company believes that the demand for third-party information processing services has grown substantially in recent years and will continue to increase in the future as a result of financial, strategic and technological factors. These factors include: (i) the desire by businesses to take advantage of the latest advances in technology without the cost and time commitment required to maintain an in-house system, (ii) the increasing requirements for rapid processing and communication of large amounts of data to multiple locations, (iii) the increasing attention by businesses to control costs, causing them to compare the fully allocated cost of in-house processing with the cost of outsourcing and (iv) the desire of organizations to focus on their primary competencies. According to a published market research report, the size of the U.S. information systems outsourcing market is estimated to be $22 billion in 1996.

     The Company participates in all segments of the image management market, primarily as a provider of micrographics products and services, and as a provider of electronic imaging products and services. According to an industry trade association, the market for image management products and services was approximately $6.2 billion in 1996.

     As a result of rapid technological change in the Company's markets, the Company expects continued strong demand for third-party professional programming and consulting services. Because ACS provides professional services to customers with mainframe environments as well as with newer client-server and network applications, the Company believes that it is well-positioned to expand its services in current locations as well as in new geographic markets.

     EFT transaction processing involves the on-line processing of transactions initiated by a cardholder at a terminal using a debit or credit card issued by the cardholder's financial institution. Various transactions, including cash withdrawals, transfers and balance inquiries, are authorized and performed with immediate posting to the cardholder's accounts. Usage of ATMs located at financial institutions and retail stores has increased during recent years. According to an industry publication, there were over 122,000 ATMs deployed in the United States as of September 1995. Transaction volume has grown in recent years due to an increase in the number of ATMs deployed, the number of cardholders and the frequency of use by cardholders.

     The Company's revenues from continuing operations derived from information technology services and EFT transaction processing are shown in the following table (in thousands):


                                                 YEAR ENDED JUNE 30,
                                -----------------------------------------------------
                                  1996       1995      1994       1993       1992
                                --------  ---------  ---------  ---------  ----------
Information Technology
Services:
  Outsourcing.................  $ 182,365  $ 174,136  $ 152,204  $ 118,518  $ 113,765
  Image management services...     96,730     65,897     62,871     26,909          -
  Professional services.......     48,919      8,703          -          -          -
                                ---------  ---------  ---------  ---------  ---------
                                  328,014    248,736    215,075    145,427    113,765
EFT Transaction Processing....     68,495     64,445     55,980     43,637     36,179
                                ---------  ---------  ---------  ---------  ---------
    Total.....................  $ 396,509  $ 313,181  $ 271,055  $ 189,064  $ 149,944
                                =========  =========  =========  =========  =========

BUSINESS STRATEGY

     The key components of the Company's business strategy include the following:

   o Expand Customer Base - The Company seeks to develop long-term relationships with its customers by leveraging its expertise with multiple services and product offerings to provide complete information technology services. The Company's primary focus is on increasing its revenues per customer by adding large-volume transaction processing customers.

   o Provide Flexible Information Processing Solutions - The Company offers custom-tailored information processing solutions using a variety of proprietary and third-party licensed software on multiple hardware and systems software platforms. ACS is capitalizing on the trend toward client-server computing by providing consulting and transitional outsourcing services, including network and desktop computer management, to companies that are changing to these distributed platform environments.

   o Maximize Economies of Scale - The Company's strategy is to develop and maintain a significant customer and account/transaction base to create sufficient economies of scale that enable the Company to achieve competitive unit processing costs.

   o Complete Strategic Acquisitions - The Company's acquisition strategy is to acquire companies that enable the Company to expand its geographic presence, to expand the products and services offered to existing customers, and to obtain a presence in new, complementary markets.

   o Invest in Technology - The Company responds to technological advances and the rapid changes in the requirements of its customers through the commitment of substantial amounts of its resources to the operation of multiple hardware platforms, customization of products and services that incorporate new technology on a timely basis, and the continuous training of customer service personnel.

   o Build Recurring Revenues - The Company seeks to enter into long-term contracts with customers to provide services that meet their ongoing information processing needs.

INFORMATION TECHNOLOGY SERVICES

Outsourcing Services

     The Company offers a diverse set of outsourcing solutions to businesses desiring to achieve reductions in data processing costs, improvements in the quality of data processing or both. The Company's principal outsourcing service is the delivery of data processing services on a remote basis from host data centers with sufficient computer processing (mainframe and other) capacity to deliver significant cost savings to customers. The principal services provided include both on-line and batch processing of data and network management assistance. The mission-critical application systems processed by the Company for its customers include financial, human resources, retail and wholesale inventory distribution, manufacturing, healthcare management, transportation management, commercial and residential telephone billing, mortgage portfolio information and software development systems. See "Sales, Marketing, and Customer Support." In recent years new client-server platforms (networks of personal computers and workstations) have been developed that may, for some applications, provide more flexibility to customers than is available from mainframe processing. To the extent these new platforms are less costly than mainframe processing, customers may choose to move portions of their processing requirements to their own in-house client-server systems. However, the Company believes mainframe processing services will continue to be important for many applications and that new opportunities will be presented for outsourcing both client-server and mainframe platforms for complementary use. During fiscal year 1996, the majority of new outsourcing contracts have included a substantial amount of client-server, desktop management, mid-range computing and network management in addition to mainframe outsourcing.

     On June 21, 1996, the Company acquired 100% of the stock of Genix, a nationwide provider of data processing outsourcing services, for approximately $137.5 million. The Genix acquisition continues the Company's strategy of acquiring information processing companies to grow its customer base, enhance its service offerings and expand its geographic presence. Genix's three host data centers will strengthen the Company's presence in the Midwest, Northeast and Southeast and add customers in its core outsourcing business in new industries, including the insurance and utility industries, as well as in other industries, particularly manufacturing, that ACS currently services. Genix's revenues for the year ended December 31, 1995 were approximately $105 million.

     The Company's target market for data processing outsourcing services consists of medium- to large- sized commercial organizations with time-critical transaction-intensive information processing needs. The Company provided data processing outsourcing services to approximately 475 customers as of June 30, 1996, including healthcare providers, telecommunications companies, manufacturers, retailers, wholesale distributors and transportation and other commercial companies, as well as to regional, non-money center financial institutions. The primary geographic market for the Company's data processing services is the United States, although the Company evaluates international opportunities from time to time. Because of the high-speed and high-capacity capabilities of the telecommunications networks available to the Company, host data centers currently located in Dallas, Texas; Santa Clara, California; Dearborn, Michigan; Pittsburgh, Pennsylvania and Charlotte, North Carolina are able to serve customers throughout the United States.

     The Company typically outsources a customer's in-house data processing operations by migrating the processing workload to one of the Company's data centers over a period of three to six months, and in some instances the Company acquires the customer's data processing assets and hires certain customer personnel. In a facilities management arrangement, which is less common, Company personnel manage and operate a data center on the customer's site. The customer may, in some instances, maintain and enhance its application programs and schedule and initiate processing, using computer and network resources provided by the Company. In other instances, the Company maintains and enhances application programs for the customer. The Company owns certain proprietary applications software which the Company uses to provide services to customers, including telecommunications service providers and wholesale distribution customers. The software is not licensed to customers or third parties. The Company also licenses software provided by various software vendors under perpetual or renewable term licenses. The Company does not believe it is significantly dependent upon any proprietary software with respect to its outsourcing services and believes that, as to software licensed to the Company, sufficient alternative software products are generally available for licensing by the Company. However, there can be no assurance that the Company will be able to obtain such alternative software products on a timely basis or without incurring additional expense. The Company's data center hardware and systems software platforms are also made available to customers, such as software development companies, which desire to purchase processing resources on an as-required basis. The Company processes its customers on a variety of hardware platforms.

     The Company's data processing services are typically priced on a resource utilization basis rather than on the basis of accounts or transactions processed. Resources utilized include processing time, professional services, hardware, data storage and retrieval requirements, and output volume required for processing.

Image Management Services

     The Company began offering image management services as a result of the 1992 acquisition of Dataplex Corporation ("Dataplex"), which was a part of the Company's strategy to offer complementary services to its outsourcing customers. The Image Management division ("Image Management") offers services that convert customer data onto suitable media, stores such data in a secure environment and retrieves archived data. Image Management also sells a variety of imaging equipment and supplies to end users.

     Customer information is received in a variety of media such as paper, microfilm, computer tape, optical disk or CD ROM. Upon receipt, the information is either duplicated, electronically scanned or converted into another medium, and then the information is returned to the customer in the desired medium. In many instances, a copy of the information is stored on microfilm at the Company's 533-acre records storage and retrieval facility.

     Image Management uses several types of hardware and software to deliver its services, including electronic subscription-based image processors, microfilm processors and duplicators, rotary, planetary and step-and-repeat cameras, COM (computer output to microfiche) recorders, optical scanning equipment and client-server and personal computers. The Company delivers these services from 36 service centers in 20 states.

     Imaging services are generally priced based upon the volume of information and images (document pages, COM frames, microfilm rolls) processed, stored or retrieved. Dataplex currently provides services and products to more than 12,600 customers nationwide. Financial institutions represent approximately one-half of the Image Management customer base. Services generally are provided under one-year renewable contracts, with the exception of major accounts which operate under multi-year contracts with initial terms of three years. Imaging equipment and supplies are sold to customers on an as-needed basis. Microfilm is the largest component of supplies sales and is sold to customers who use microfilm in conjunction with other image management services.

     In March 1996, the Company acquired a majority interest in Unibase Technologies, Inc. ("Unibase"), a Utah-based provider of high speed data capture services. Using state-of-the-art image transmission, storage and retrieval technology, millions of information records are digitized and transmitted daily from customer locations nationwide for high-speed conversion and database update. Founded in 1985, Unibase employs over 1,630 full-time equivalent employees (as of June 30, 1996) and captures over 1 million characters of data each day for approximately 60 customers at 13 service centers in seven states and in Mexico.

Professional Services

     Through its purchase in January 1995 of a majority interest in The Systems Group, Inc. ("TSG"), a Dallas-based professional services provider, the Company enhanced its ability to offer its customers high quality consulting, contract programming and technical support services. In September 1995, TSG further expanded its geographic presence with the acquisition of Technical Directions, Inc., a San Diego-based professional services provider. Founded in 1988, TSG currently has approximately 400 employees in offices located in Dallas and Houston, Texas; Atlanta, Georgia; Chicago, Illinois and San Diego, California.

     TSG provides a variety of clients with professional services allowing such clients the opportunity to use a planned, flexible workforce, either through staff augmentation or by serving as a client's in-house development staff. Due to the nature of the work performed, TSG's professional services are generally offered on an hourly rate basis to a changing client base under short-term contractual arrangements. TSG's ability to deliver high-level skill sets and proven methodologies enhance ACS' ability to offer complementary services to clients and prospects dealing with technological change.

     Through the acquisition in August 1995 of Medianet, Inc., based in Austin, Texas, the Company began to offer back office administration services for customers' co-op advertising promotion allowance programs. The services provided by ACS include consultation, market planning and analysis, audit and payment, reporting, deduction tracking and database management.

     The Company further expanded its professional services offerings with the purchase in December 1995 of a majority interest in The LAN Company ("Lanco"). Lanco, based in Philadelphia, is a provider of network design and installation services and document management systems to law firms and other commercial customers in the Northeast. The acquisition is part of the Company's strategy to bolster its presence in the local area/wide area network (LAN/WAN) market.

EFT TRANSACTION PROCESSING SERVICES

     The Company engages in the EFT transaction processing business both as a third-party processor for financial institutions and retailers and on the Company's own behalf. Of the over 6,200 ATMs in MoneyMaker, approximately 990 are owned by the Company and approximately 5,210 are processed on behalf of other owners. The Company's EFT business is conducted primarily through MoneyMaker, which has been operated by the Company since its formation in 1988. Based on an industry publication in November 1995, MoneyMaker is the second largest non-bank ATM network in the United States. Approximately 100 million transactions were processed in the network during the year ended June 30, 1996. The Company also provides ATM maintenance services to MoneyMaker customers, as well as to owners of ATMs in other networks. In addition, the Company's EFT processing business includes electronic benefit transfer ("EBT") services provided primarily to government agencies.

     In a typical ATM transaction processed by the Company, a debit or credit cardholder inserts a card, which is issued by the cardholder's financial institution (a "Card Issuer"), into an ATM to withdraw funds, obtain a balance inquiry or transfer funds. The transaction is routed from the ATM to the Company's data center. The Company's computer then identifies the Card Issuer by the financial institution identification number contained within the card's magnetic strip. If the Company maintains the Card Issuer's account balance information files, the Company authorizes or denies the requested transaction. If the Company does not maintain the Card Issuer's account balance information files, the transaction is switched to the Card Issuer or its designated processor for authorization. Once authorization is received, the authorization message is routed back to the ATM and the transaction is completed.

     Throughout these steps, the Company charges various fees that may be in addition to any fees that the Card Issuer or other ATM processor might charge the customer. When the Company processes the transaction for non-Company owned ATMs and is also the Card Issuer's processor, it receives an authorization fee from the Card Issuer for authorizing the transaction and updating the cardholder's account information and a processing fee from the ATM owner. When the Company is the ATM owner, it receives an interchange fee and an authorization fee from the Card Issuer and may elect to charge the cardholder a convenience fee to be added to the transaction withdrawal amount. The Company also receives a switch fee from the Card Issuer for processing transactions in which the Card Issuer and the ATM owner are not processed by the same processor, requiring the transaction to be switched to another network and routed to another switch for authorization.

     The Company markets its EFT services to financial institutions and retailers, primarily in the southern United States. At June 30, 1996, the Company processed approximately 900 MoneyMaker ATMs and 1.2 million card accounts for approximately 355 financial institution customers located in Arkansas, Louisiana, Mississippi, New Mexico, North Carolina and Texas. ATMs owned by financial institutions are most often located on the premises of the financial institutions or its branches. MoneyMaker ATMs owned by ACS are generally located in retail locations such as convenience stores and grocery stores. The Company typically signs three- to seven- year contracts with retailers for the right to place ATMs in retail store locations. In exchange, the Company pays the retailer a share of the transaction-based fee revenue. At June 30, 1996 the Company had approximately 990 ATMs in retail locations throughout 12 states. ACS is typically required to provide cash to operate the ATMs it owns. This cash is provided by borrowings under a revolving ATM cash facility and vault cash custody arrangements with financial institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," in the Company's Fiscal 1996 Annual Report to Stockholders, which is incorporated herein by reference as Exhibit 13.1 to this Form 10-K.

     In fiscal 1993, the Company began to deploy ATM devices throughout the United States that are capable of operating with a lower volume of transactions per machine compared to traditional higher volume full service machines. Utilizing cost-saving features such as retailer cash loading and dial-up communications, these devices make ATM services financially viable for retail locations generating less than half the transaction volume of typical ATM installations. ACS provides its retailers the opportunity to own these devices, enabling them to receive the associated fees, while paying the Company for terminal driving services. As of June 30, 1996, approximately 4,320 low-volume ATMs have been installed in primarily retail sites in 46 states.

     Through arrangements with a number of independent sales organizations, ACS continues to grow its MoneyMaker network through the sale, placement and processing of a variety of available ATMs. The Company expects a significant portion of the future growth in its MoneyMaker network will be attributable to non-Company owned ATMs.

     The number of financial institutions for which the Company provides EFT processing services has grown 41% since June 1993, and the number of ATMs in the network has quadrupled since June 1993. The following table illustrates the growth of MoneyMaker since July 1, 1993:


                                                        AS OF AND FOR THE
                                                       YEAR ENDED JUNE 30,
                                                 --------------------------------
                                                   1996        1995       1994
                                                 ---------  ----------  ---------

Banks using MoneyMaker.........................        356         303        275

Total ATMs (1).................................      6,210       3,042      2,487

Average Monthly Fee-Generating Transactions (1)  8,179,000  10,040,000  9,544,000

(1) Bank of America Texas, N.A. ("B of A Texas") accounted for approximately 300 ATMs and over 2.2 million average monthly fee-generating transactions prior to their deconversion, which began in February 1995. As of June 30, 1995, all of the B of A Texas ATMs had been deconverted. See Note 2 of the Notes to the Company's Consolidated Financial Statements, which are included in the Company's 1996 Annual Report to Stockholders, which is incorporated by reference as Exhibit 13.1 to this Form 10-K.

     MoneyMaker processing contracts generally provide for an initial term of three to five years and automatically renew unless notice of non-renewal is given prior to expiration. Charges for services are based primarily on the volume of transactions processed and are collected daily. Certain charges are paid monthly. The Company generally is permitted to raise prices on an annual basis subject to limits based on a specified consumer price index.

     The Company provides ATM maintenance services to 389 customers, 92 of which are also EFT processing customers. As of June 30, 1996, the Company's 113 technicians maintained approximately 4,200 ATM terminals of various types in 27 states, approximately half of which are also processed by ACS through MoneyMaker. In addition to maintenance services, the Company also provides armored car services for ATM cash replenishment by subcontracting with major armored car companies. The Company enters into standard ATM maintenance contracts with its customers that generally provide for a minimum initial term of three years. The contracts automatically renew for one year at the end of the initial or any renewal term unless either party elects to cancel the agreement 60 days prior to the contract's expiration.

     The Company provides EBT transaction processing services to a governmental agency through its subsidiary, ACS Government Services, Inc. ("Government Services"). EBT systems deliver welfare and other government benefits electronically using a debit-like card, rather than by check or other printed vouchers. EBT services are designed to increase the efficiency of government distribution of welfare and other benefits to recipients and to reduce system fraud and abuse. Government Services' proprietary software is currently one of five such software systems certified by the federal government for use in EBT programs with federal funding. The Company also has a joint venture with a minority-owned company for further marketing of EBT services to government agencies.

DATA AND SERVICE CENTERS

     The Company's outsourcing, EFT and image management services are provided through the Company's extensive national data and service center network, which is comprised of five host data centers, 9 remote data centers, and 49 Image Management service centers (in 23 states and Mexico), as well as an extensive telecommunications network.

     The Company's multi-platform host data centers have a combined processing capacity of over 5,000 MIPS (millions of instructions per second). Hardware and systems software platforms currently operated by the Company include a broad range of on-line IBM-MVS, IBM-DOS, IBM-VM, IBM-AS400, IBM-RISC 6000, DEC, Tandem/Guardian and UNIX processing environments. To compete effectively in the rapidly changing technology market, it is critical that the Company implement and maintain these multiple hardware and software platforms. The Company continually plans for testing and implementation of new technology and emphasizes flexibility in structuring the services it offers using new technology.

     On August 31, 1994, the Company entered into a ten-year software license with a large provider of mainframe systems and client-service software. The terms of the license make all of the provider's mainframe systems software available to the Company and allows the Company's outsourcing customers to operate these products under the Company's license instead of under separate licenses maintained by the customers. The Company also is appointed as a reseller of the provider's client-server software. The Company will pay an annual license fee composed of fixed minimum fees plus a percentage of the annual incremental increases in the Company's outsourcing revenues. Also, in connection with the Genix acquisition, the software provider has alleged that the Company may have a liability of up to an additional $30 million representing the present value of a long-term fixed obligation between Genix and this software provider that was entered into in March 1995. As the alleged obligation related to duplicate services for which the Company has already contracted, it is considered to be an unfavorable commitment. Payments related to this obligation, which are disputed, would be payable over the remaining eight years of the contract.

     The host data centers, together with the remote data centers, are capable of providing comprehensive data processing services required by ACS' customers. The Company maintains a disaster recovery plan with certain vendors to provide alternative data processing sites in the event the Company experiences a natural disaster or other interruption at one of its data centers.

     The Company also manages data communications and, in some instances, voice communications for its customers, as well as various local and wide area networks. The Company maintains a nationwide voice and data network to support the complex telecommunications requirements of its customer base. The Company monitors and maintains network lines and circuits on a seven-day, 24-hour basis from its host data centers. The Company also provides shared hub satellite transmission services as an alternative to multi-drop and point-to-point hard line telecommunication networks.

     The Company commits substantial amounts of its resources to the operation of multiple hardware platforms, the customization of third-party software programs and the training of customer personnel in the use of such hardware and software in order to stay current with rapid technological changes and changes in customer requirements.

CUSTOMER BASE

     The Company achieves growth in its data processing revenues and customer base through marketing and acquisitions of other information processing companies. Customers may be lost at the expiration of a contract due to conversion to a competing processor or to an in-house system. Prior to contract expiration, customers may be lost due to business failure or acquisition of a customer. Except for one customer, which represented 7% of the Company's revenues for the year ended June 30, 1996, no other customer of the Company represented over 3% of such revenues.

     As of June 30, 1996, the Company had over 13,400 information technology customers, including approximately 475 outsourcing customers. In addition, the Company provides EFT Services to approximately 5,070 customers, consisting of approximately 355 financial institution ATM customers, approximately 4,325 retail ATM customers and approximately 390 ATM maintenance customers.

     Approximately 90%, 95% and 94% of the Company's revenues for fiscal 1996, 1995 and 1994, respectively, were recurring. Recurring revenues are defined by the Company as revenues derived from services that are used by the Company's customers each year in connection with their ongoing businesses, and accordingly exclude conversion and deconversion fees, software license fees, product installation fees and hardware sales.

     The Company's five largest customers accounted for approximately 16%, 27% and 30% of the Company's fiscal 1996, 1995 and 1994 revenues, respectively. B of A Texas, historically the largest of the five customers, accounted for approximately 1%, 11% and 14% of revenues in fiscal 1996, 1995 and 1994, respectively.

SALES, MARKETING AND CUSTOMER SUPPORT

     The Company markets its services and products primarily through separate sales forces located throughout the United States. In order to enhance its sales and marketing efforts, the Company hires sales representatives who have significant experience in the industries to which they will be marketing. Maintaining separate sales forces for its various service lines allows the Company's sales representatives to concentrate on particular services, product technology and customer markets, thereby staying abreast of developments in these areas.

     As of June 30, 1996, the Company's sales force is made up of 29 sales representatives for outsourcing services, 59 sales representatives for Image Management services, 22 sales representatives for professional services and 19 sales representatives for EFT transaction processing services. Sales representatives in the various groups are informed as to all the Company's services and products and are encouraged to refer prospect leads to the appropriate professionals.

     The Company markets its information processing services by designing custom-tailored solutions that are attractive to the customer in terms of features, quality of service and price. In addition, the Company sometimes acquires data processing assets, and, in limited circumstances, makes investments in securities issued by or provides financial incentives to the customer. The aggregate amount of such items since the Company's inception through June 30, 1996 was approximately $23.4 million. These items have been recorded by the Company at fair market value, with the remainder recorded as intangible assets, which are then amortized over the term of each contract. The net book value of such items acquired at June 30, 1996 was $14.5 million.

     The Company provides its information processing customers with extensive support. For its outsourcing customers, the Company provides (i) a technical support group to assist customers in evaluating their unique needs and in recommending and implementing solutions, (ii) a production control group to handle the adaptation of customer application systems to the Company's data processing centers and (iii) on-site operations analysts to assist with problems and specific processing needs. The Company makes available to its outsourcing customers a seven-day, 24-hour help desk to provide network management assistance and to assist in defining problems, recommending changes and assigning problem resolution responsibility to an employee of the Company. Other customer support services such as data storage management, data security and off-site disaster recovery coordination are offered to all of the Company's information processing customers through the Company's technical staff.

     The Company commits substantial capital and resources to the customization, enhancement and maintenance of the software systems which support its outsourcing and image management services. The Company believes that its commitment to software development and enhancements has been, and will be, a competitive factor in the outsourcing and image management businesses. Certain of the licensors of the software systems used by the Company for its financial services customers provide regulatory and other maintenance services for the software, and the Company provides such services in some cases.

COMPETITION

     ACS faces substantial competition in its outsourcing, image management, professional services and EFT transaction processing businesses. The most significant competitive factors are reliability and quality of services, technical competence and price of services. In connection with certain large outsourcing contracts, the Company may be required to purchase data processing assets from the prospective customer or to make an investment in the securities issued by the prospective customer in order to obtain their contracts. Many of the Company's competitors have substantially greater resources and thus, may have a greater ability to obtain customer contracts where sizable asset purchases or investments are required. In recent years several large hardware vendors have begun to compete directly in the outsourcing business. To maintain competitive prices, the Company is required to operate with efficient and low overhead, and it must acquire and maintain a significant customer base and account/transaction base to achieve sufficient economies of scale. The Company's principal outsourcing competitors include Electronic Data Systems Corporation ("EDS"), Integrated Systems Solutions Corporation (a subsidiary of
IBM), Computer Sciences Corporation, MCI Systemhouse and other regional competitors.

     The Company competes successfully in the image management business by offering a complete range of services and achieving favorable pricing by maintaining a significant volume of business with equipment and media suppliers. Principal image management competitors include numerous small- to medium- sized local and regional competitors.

     Competitive factors in the EFT services business are network availability and response time, terminal location and access to other networks. With respect to off-premise ATMs, additional factors include percentage and timing of revenue sharing with retailers providing ATM sites and the ability to provide cost-efficient ATM cash replenishment and maintenance services. Customer retention in the EFT services business is closely associated with satisfactory location and performance of ATMs. Principal EFT competitors include EDS, Deluxe Data Corporation, large financial institutions and several regional ATM networks and processors.

EMPLOYEES

     As of June 30, 1996, the Company and its subsidiaries had over 5,580 full-time equivalent employees. Approximately 200 production and maintenance employees in Dataplex's Flora, Mississippi records center are represented by the Southern Council of Industrial Workers. A collective bargaining agreement exists, and the Company does not anticipate a work stoppage or strike. Other than the approximately 200 Dataplex employees, none of the Company's or its subsidiaries' employees are currently represented by a union, and there have been no work stoppages or strikes. Management considers it relations with employees to be good.

GOVERNMENT REGULATION

     The Company is not directly subject to federal or state regulations specifically applicable to financial institutions. As a provider of services to financial, however, the Company's outsourcing operations are examined from time to time by various state and federal regulatory agencies. These agencies make recommendations to the Company regarding various aspects of outsourcing operations, and generally, the Company implements such recommendations. The Company also arranges for annual independent examinations of its major data processing facilities.

     The Company's ATM network operations are subject to federal regulations governing consumers' rights with respect to ATM transactions. Fees charged by ATM owners are currently regulated, and similar legislation which would regulate or eliminate certain ATM fees has been proposed by the federal government and by several states. There can be no assurance whether such regulations or legislation will be enacted in the future or that existing consumer protection laws will not be expanded to apply to fees charged in connection with ATM transactions.

ITEM 2. PROPERTIES

     The Company's executive offices and Dallas host data center are located in a facility of approximately 218,000 square feet in Dallas, Texas. The facility, which the Company previously leased, was purchased by the Company in December 1995. In August 1995, the Company purchased a building with approximately 350,000 square feet on a tract of land adjacent to its headquarters for use in the expansion of the Company's operations. The Company also has host data centers in Santa Clara, California; Dearborn, Michigan; Pittsburgh, Pennsylvania and Charlotte, North Carolina which encompass an aggregate of 261,000 square feet of space. The Dearborn facility is owned by the Company, while the other three data centers are leased and have terms which expire beginning November 1997 and ending April 2011. The Company leases nine remote data centers with varying expiration terms, ranging from approximately 4,430 square feet to 68,253 square feet and are located in Boston, Massachusetts; Southgate, Michigan; New York, Pearl River, Woodbury and Utica, New York and Austin (2) and Houston, Texas. The Company leases 49 Image Management service centers located throughout the U.S. ranging from 300 square feet to 56,800 square feet, also with varying expiration terms. In connection with its Image Management business, the Company owns a records center on 334 acres of land with 38 underground bunkers and leases another 199 acres of land with 23 underground bunkers in Flora, Mississippi expiring December 2010. The Company also leases

26 other facilities used for office or warehouse space ranging from 450 square feet to 40,530 square feet with varying expiration terms. All properties leased or owned by the Company are in good repair and in suitable condition for the purposes for which they are used.

     The Company leases 4 Amdahl mainframes, 15 IBM mainframes, 5 Tandem mainframes, 7 IBM mid-range computers, 15 Digital Equipment mid-range computers and 7 Hewlett Packard mid-range computers under operating leases. The initial terms of the leases range from 36 to 60 months. Approximately 90% of the other data processing equipment located in the Company's data centers is leased, generally for terms ranging from 36 to 60 months. ACS believes its computer equipment, as periodically expanded and upgraded, is adequate for its present and foreseeable business needs.

ITEM 3. LEGAL PROCEEDINGS

     On October 31, 1995, the Fifth District Court of Appeals in Dallas, Texas (the "Court of Appeals") affirmed the judgment of the trial court in an action between the Company and Thomas McLaughlin and John Lazovich. The trial court had rendered a verdict in favor of Messrs. McLaughlin and Lazovich on causes of action for tortious interference with an acquisition agreement entered into by Messrs. McLaughlin and Lazovich and First Texas Savings Association in 1986 related to the acquisition of an EBT business. The total amount of the judgment against the Company, Government Services, Darwin Deason, Chairman and Chief Executive Officer of the Company, and J. Livingston Kosberg, a former director of the Company, including interest, is approximately $9.0 million, which includes $3.0 million in actual damages and $1.5 million in exemplary damages. The Company has indemnified Mr. Deason and Mr. Kosberg from any liability arising from the suit. The Company plans to vigorously pursue its appeal of the judgment, which is pending before the Texas Supreme Court, which granted the Company's application for Writ of Error in July 1996. The case is set for oral arguments in October 1996.

     On October 10, 1995, the Company filed a counterclaim against National Convenience Stores, Incorporated ("NCS") alleging that NCS had breached a contract with the Company and seeking unspecified damages. This counterclaim was filed in response to an action filed by NCS against the Company in the 101st Judicial District Court in Dallas, Texas seeking a declaratory judgment that NCS is not contractually obligated to allow the Company to review and match any third party proposal to process automated teller machines in NCS stores upon expiration of the contract with the Company, pursuant to its terms, on December 1, 1995. The Company intends to vigorously oppose this action and to pursue the claims asserted in the counterclaim.

     The Company is subject to certain other legal proceedings, claims and disputes which arise in the ordinary course of its business. Although the Company cannot predict the outcomes of these legal proceedings, the Company's management does not believe these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity. However, if unfavorably resolved, these proceedings could have a material adverse effect on the Company's financial position, results of operations and liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal fourth quarter covered by this report, no matter was submitted to a vote of security holders of the Company.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS


     The Company's Class A common stock is quoted on the NASDAQ National Market System under the symbol "ACSA." The following table sets forth the high and low sales prices of the Company's Class A common stock for the last two fiscal years.


Fiscal Year Ended June 30, 1996                                   High    Low
- -------------------------------------------------------------------------------

First Quarter                                                     32 1/4  27 3/4

Second Quarter                                                    38 1/2  28 3/4

Third Quarter                                                     43      33 3/4

Fourth Quarter                                                    53 3/4  41 1/2

Fiscal Year Ended June 30, 1995                                   High    Low
- --------------------------------------------------------------------------------

First Quarter (beginning September 26, 1994)                      20      17

Second Quarter                                                    23 1/2  19 1/4

Third Quarter                                                     30 1/2  19 3/4

Fourth Quarter                                                    31 1/2  24 3/4

     On September 20, 1996, the last reported sales price of the Company's Class A common stock as reported on the NASDAQ National Market System was $60 1/4 per share.

     To date, the Company has not paid any dividends on its common stock. The Company intends to continue to retain earnings for use in the operation of its business and, therefore, does not anticipate paying any dividends in the foreseeable future. Under the terms of the Company's revolving credit agreement, the Company is permitted to pay dividends in any fiscal year to the extent that total dividends in such fiscal year do not exceed 50% of the Company's net income for the preceding fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's Fiscal 1996 Annual Report to Stockholders, which is incorporated herein by reference as Exhibit 13.1. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company are qualified by reference to and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Fiscal 1996 Annual Report to Stockholders, which is incorporated herein by reference as Exhibit 13.1.


(in thousands, except per share amounts)
AS OF AND FOR THE YEAR ENDED JUNE 30,    1996      1995      1994      1993      1992
- -------------------------------------  --------  --------  --------  --------  --------
RESULTS OF OPERATIONS DATA:
Revenues from continuing operations    $396,509  $313,181  $271,055  $189,064  $149,944

Income from continuing operations      $ 23,756  $ 17,604  $ 11,925  $  9,318  $  4,933

Income per share from continuing
   operations                          $   1.65  $   1.37  $   1.05  $    .82  $    .45

Weighted average shares outstanding      14,440    12,808    11,413    11,384    10,827


BALANCE SHEET DATA:
Working capital                        $ 49,961  $ 51,602  $ 50,653  $ 28,958  $ 37,325

Total assets                           $533,605  $225,731  $190,055  $187,301  $106,065

Total long-term debt (less current
   portion)                            $ 57,208  $ 37,940  $ 80,001  $ 61,731  $ 26,856

Cumulative redeemable preferred stock  $  1,100  $  1,100  $  1,100  $  7,081  $  6,424

Stockholders' equity                   $302,954  $106,624  $ 48,166  $ 55,437  $ 45,640

     Pursuant to Instruction G(2) to Form 10-K, the information required in ITEMS 7 AND 8 is incorporated by reference from pages 16 through 32 of the Company's Fiscal 1996 Annual Report to Stockholders, included in this Form 10-K--Annual Report as Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable

                                    PART III

     Pursuant to Instruction G(3) to Form 10-K, the information required in ITEMS 10 THROUGH 13 is incorporated by reference from the Company's definitive proxy statement, which is incorporated herein by reference as Exhibit 28.1.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)  Financial Statements

     The consolidated financial statements of the Company as of June 30, 1996 and 1995 and for each of the three years in the period ended June 30, 1996, together with the report of Price Waterhouse LLP dated July 30, 1996, appear on pages 16 through 32 of the Company's Fiscal 1996 Annual Report to Stockholders,
Exhibit 13.1 to this Form 10-K -- Annual Report, and are incorporated herein by reference.

     (a) (2)  Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts for the three years in the period ended June 30, 1996, together with the report of Price Waterhouse LLP dated July 30, 1996 appear on pages F-1 and F-2 and are filed as part of this Form 10-K -- Annual Report.

     All other financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

     (b)  Reports on Form 8-K

          None

     (c)  Exhibits:

         2.1 Form of Agreement of Merger between the Company and Services, filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-79394) (the "Form S-1") and incorporated herein by reference.

         2.2 Form of Certificate of Ownership and Merger merging Dataplex Acquisition Corp. with and into the Company, filed as Exhibit 2.2 to the Company's Form S-1 and incorporated herein by reference.

         2.3 Agreement and Plan of Merger, dated as of April 19, 1993, by and among Dataplex, Mino Acquisition Corporation, Ralph A. Hassall, Ralph A. Hassall, as Co.-Trustee of The Mino-Micrographics, Inc. Employees' Stock Ownership Plan & Trust and Mino-Micrographics, Inc., filed as Exhibit 2.3 to the Company's Form S-1 and incorporated herein by reference.

         2.4 Stock Purchase Agreement, dated June 30, 1993, by and among Healthtech Acquisition Corporation and the Shareholders of National Healthtech Corporation, filed as Exhibit 2.4 to the Company's Form S-1 and incorporated herein by reference.

         2.5 Stock Purchase Agreement, dated May 31, 1996, by and between MCN Investment corporation and the Company, filed as Exhibit 2.5 to the Company's Form S-3 (Registration No. 333-05639) (the "Form S-3") and incorporated herein by reference.

         3.1 Form of Second Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Form S-1 and incorporated herein by reference.

         3.2   Form of Certificate of Designations of the Company
               Establishing Series A Cumulative Redeemable Preferred Stock, filed as Exhibit 3.2 to the Company's Form S-1 and incorporated herein by reference.

         3.3 Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company's Form S-1 and incorporated herein by reference.

         4.1   Letter agreement, dated December 12, 1988, between the
               Company and The Southland Corporation, filed as Exhibit 4.1 to the Company's Form S-1 and incorporated herein by reference.

         4.2 Warrant to Purchase Shares of Class B Common Stock of the Company, dated January 3, 1989, issued to The Southland Corporation, filed as Exhibit 4.2 to the Company's Form S-1 and incorporated herein by reference.

         4.3   Form of New Class A Common Stock Certificate, filed as
               Exhibit 4.3 to the Company's Form S-1 and incorporated herein by reference.

         4.4 Settlement Agreement, dated June 17, 1991, by and among FGB, Affiliated Computer Systems, Inc. and Federal Deposit Insurance Corporation, in its corporate capacity, Federal Deposit Insurance Corporation, as receiver for Gibraltar Savings Association, and Federal Deposit Insurance Corporation, as receiver for First Texas Savings Association, filed as Exhibit 4.4 to the Company's Form S-1 and incorporated herein by reference.

         4.5 Letter of Election and Transmittal of Sole Holder of Class C Common Stock of ACS Investors, Inc., filed as Exhibit 4.5 to the Company's Form S-1 and incorporated herein by reference.

        10.1 Amended Stock Option Plan of the Company, filed as Exhibit 10.1 to the Company's Form S-1 and incorporated herein by reference.

        10.2 Form of Dataplex Acquisition Corp. 10% Junior Subordinated Exchange Debenture due January 15, 2000, filed as Exhibit 10.3 to the Company's Form S-1 and incorporated herein by reference.

        10.3 Asset Purchase and Sale Agreement, dated September 14, 1992, by and between Baxter Healthcare Corporation and the Company, filed as Exhibit 10.5 to the Company's Form S-1 and incorporated herein by reference.

        10.4 Supplemental Loan Agreement, dated as of March 16, 1990, between IBM Credit Corporation and Government Services (formerly known as Transfirst Corporation), in the original principal amount of $3,500,000, filed as Exhibit 10.6 the Company's Form S-1 and incorporated herein by reference.

        10.5 Credit Agreement, dated as of August 11, 1993, between the Company and NationsBank of Texas, N.A., as amended May 16, 1994, filed as Exhibit 10.7 to the Company's Form S-1 and incorporated herein by reference.

        10.6 Credit Agreement, dated May 12, 1994, between the Company and NationsBank of Texas, N.A., filed as Exhibit 10.8 to the Company's Form S-1 and incorporated herein by reference.

        10.7 Note Purchase Agreement, dated as of January 16, 1990, by and among Dataplex (formerly known as SUBDAC, Inc.), Dataplex Acquisition Corp. and Saudi International Bank Al-Bank Al-Alami Al-Saudi Limited, filed as Exhibit 10.9 to the Company's Form S-1 and incorporated herein by reference.

        10.8 Agreement for Data Processing Services, dated August 30, 1991, by and among B of A Texas (formerly known as First Gibraltar Bank,
               FSB) and the Company, as modified and amended as of February 1, 1993, filed as Exhibit 10.11 to the Company's Form S-1 and incorporated herein by reference.

        10.9 Off-Premise ATM Agreement, dated August 30, 1991, by and among B of A Texas (formerly known as First Gibraltar Bank, FSB) and the Company, filed as Exhibit 10.12 to the Company's Form S-1 and incorporated herein by reference.

        10.10  Lease Agreement, dated December 12, 1988, between the
               Company, as tenant, and The Southland Corporation, as landlord, filed as Exhibit 10.13 to the Company's Form S-1 and incorporated herein by reference.

        10.11 Master Equipment Lease Agreement, dated October 23, 1991, by and between Amdahl Capital Corporation, as lessor, and the Company, as lessee, filed as Exhibit 10.14 to the Company's Form S-1 and incorporated herein by reference.

        10.12 Reciprocal Services Agreement, dated June 30, 1994, between the Company and Precept, filed as Exhibit 10.15 to the Company's Form S-1 and incorporated herein by reference.

        10.13 Tax Sharing Agreement, dated July 1, 1994, between the Company and Precept, filed as Exhibit 10.16 to the Company's Form S-1 and incorporated herein by reference.

        10.14 Noncompetition Agreement, dated July 1, 1994, between the Company and Precept, filed as Exhibit 10.17 to the Company's Form S-1 and incorporated herein by reference.

        10.15 Mutual Indemnification Agreement, dated June 30, 1994, between the Company and Precept, filed as Exhibit 10.18 to the Company's Form S-1 and incorporated herein by reference.

        10.16  Stockholders Tax Indemnification Agreement, dated June
               30, 1994, between the Company and the Stockholders named therein, filed as Exhibit 10.19 to the Company's Form S-1 and incorporated herein by reference.

        10.17  Form of Directors Indemnification Agreement, filed as Exhibit
               10.20 to the Company's Form S-1 and incorporated herein by reference.

       10.18 Credit Agreement dated December 15, 1995 between Affiliated Computer Services, Inc., a Delaware corporation, certain Lenders, Bank One, Texas, N.A., as Documentation Agent and Co-Agent and First Interstate Bank of Texas N.A., as Administrative Agent and Co-Agent, filed as Exhibit 10.1 to the Company's Third Quarter Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

      *10.19 RESTATED CREDIT AGREEMENT dated June 20, 1996 between Affiliated Computer Services, Inc., Borrower, Wells Fargo Bank (Texas), N.A., Agent, Bank One, Texas, N.A., Co-Agent, and Certain Lenders for $160,000,000 Revolving Facility.

      *11.1 Statement regarding computation of per share earnings for each of the three years in the period ended June 30, 1996.

      *13.1 Excerpt of the Fiscal 1996 Annual Report to Stockholders, pages 16 through 32.

      *21.1    Subsidiaries of the Company

      *23.1    Consent of Price Waterhouse LLP


      *27.1    Financial Data Schedule

       28.1 The Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be held on October 28, 1996, filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (Registration Number 000-24782) and incorporated herein by reference.


*    Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned thereunto duly authorized.

                                         Affiliated Computer Services, Inc.


Date:  September 30, 1996


                                        By:     /s/  Mark A. King
                                           ------------------------
                                            Mark A. King
                                            Executive Vice President
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of September 1996.


        Signature                             Title
        ---------                             -----

                           Director, Chairman of the Board and Chief Executive
   /s/  Darwin Deason      Officer (Principal Executive Officer)
- -------------------------
     (Darwin Deason)

  /s/  Jeffrey A. Rich     Director, Chief Operating Officer and President
- -------------------------
    (Jeffrey A. Rich)

                           Director, Chief Financial Officer and Executive Vice
    /s/  Mark A. King      President
- -------------------------
     (Mark A. King)

/s/  Henry G. Hortenstine  Director, Executive Vice President
- -------------------------
 (Henry G. Hortenstine)

                           Director, Executive Vice President, Secretary and
   /s/  David W. Black     General Counsel
- -------------------------
    (David W. Black)

   /s/  Gerald J. Ford     Director
- -------------------------
    (Gerald J. Ford)

  /s/ Joseph P. O'Neill    Director
- -------------------------
   (Joseph P. O'Neill)

   /s/ Frank A. Rossi      Director
- -------------------------
    (Frank A. Rossi)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE





To the Board of Directors of
Affiliated Computer Services, Inc.



     Our audits of the consolidated financial statements referred to in our report dated July 30, 1996 appearing on page 32 of the Affiliated Computer Services, Inc. 1996 Annual Report to Stockholders (which report and the consolidated financial statements included therein are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP


Dallas, Texas
July 30, 1996

                       AFFILIATED COMPUTER SERVICES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)



                                    Balance
                                  at Beginning  Charged to Costs    Charged to                Balance at End
Description                        of Period      and Expenses    Other Accounts  Deductions    of Period
- -----------                       ------------  ----------------  --------------  ----------  --------------
Year ended June 30, 1996
  Deducted from asset accounts:
    Accounts receivable           $      1,792  $            464                  $   800(1)  $        1,456
    Property and equipment              25,228             9,470                    3,367(2)          31,331
    Computer software                   14,734             1,291                      334(2)          15,691
    Goodwill                             5,783             2,826                        -              8,609
    Other intangible assets              3,039             1,439                        -              4,478
                                  ------------  ----------------                  -------     --------------
      Total                       $     50,576  $         15,490                  $ 4,501     $       61,565
                                  ============  ================                  =======     ==============
Year ended June 30, 1995
  Deducted from asset accounts:
    Accounts receivable           $      1,551  $            442                  $   201(1)  $        1,792
    Property and equipment              19,769             6,019                      560(2)          25,228
    Computer software                   16,001             2,987                    4,254(2)          14,734
    Goodwill                             3,942             1,841                        -              5,783
    Other intangible assets              1,995             1,044                        -              3,039
                                  ------------  ----------------                  -------     --------------
      Total                       $     43,258  $         12,333                  $ 5,015     $       50,576
                                  ============  ================                  =======     ==============
Year ended June 30, 1994
  Deducted from asset accounts:
    Accounts receivable           $        479  $          1,909                  $   837(1)  $        1,551
    Property and equipment              16,001             4,417                      649(2)          19,769
    Computer software                   15,084               917                        -             16,001
    Goodwill                             2,318             1,624                        -              3,942
    Other intangible assets              1,955             1,515                    1,475(2)           1,995
                                  ------------  ----------------                  -------     --------------
      Total                       $     35,837  $         10,382                  $ 2,961     $       43,258
                                  ============  ================                  =======     ==============

     (1)  Uncollectible accounts written off, net of recoveries

     (2)  Retirements

                               INDEX TO EXHIBITS




EXHIBIT                                                                    PAGE
NUMBER                            EXHIBIT NAME                            NUMBER
- -------                           ------------                            ------

    2.1 Form of Agreement of Merger between the Company and Services, filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-79394) (the "Form S-1") and incorporated herein by reference.

    2.2 Form of Certificate of Ownership and Merger merging Dataplex Acquisition Corp. with and into the Company, filed as Exhibit
           2.2 to the Company's Form S-1 and incorporated herein by reference.

    2.3 Agreement and Plan of Merger, dated as of April 19, 1993, by and among Dataplex, Mino Acquisition Corporation, Ralph A. Hassall, Ralph A. Hassall, as Co.-Trustee of The Mino-Micrographics, Inc. Employees' Stock Ownership Plan & Trust and Mino-Micrographics, Inc., filed as Exhibit 2.3 to the Company's Form S-1 and incorporated herein by reference.

    2.4 Stock Purchase Agreement, dated June 30, 1993, by and among Healthtech Acquisition Corporation and the Shareholders of National Healthtech Corporation, filed as Exhibit 2.4 to the Company's Form S-1 and incorporated herein by reference.

    2.5 Stock Purchase Agreement, dated May 31, 1996, by and between MCN Investment corporation and the Company, filed as Exhibit
           2.5 to the Company's Form S-3 (Registration No. 333-05639) (the "Form S-3") and incorporated herein by reference.

    3.1  Form of Second Amended and Restated Certificate of
           Incorporation of the Company, filed as Exhibit 3.1 to the Company's Form S-1 and incorporated herein by reference.

    3.2  Form of Certificate of Designations of the Company
           Establishing Series A Cumulative Redeemable Preferred Stock, filed as Exhibit 3.2 to the Company's Form S-1 and incorporated herein by reference.

    3.3 Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company's Form S-1 and incorporated herein by reference.

    4.1 Letter agreement, dated December 12, 1988, between the Company and The Southland Corporation, filed as Exhibit 4.1 to the Company's Form S-1 and incorporated herein by reference.

    4.2 Warrant to Purchase Shares of Class B Common Stock of the Company, dated January 3, 1989, issued to The Southland Corporation, filed as Exhibit 4.2 to the Company's Form S-1 and incorporated herein by reference.

    4.3  Form of New Class A Common Stock Certificate, filed as Exhibit
           4.3 to the Company's Form S-1 and incorporated herein by reference.

    4.4 Settlement Agreement, dated June 17, 1991, by and among FGB, Affiliated Computer Systems, Inc. and Federal Deposit Insurance Corporation, in its corporate capacity, Federal Deposit Insurance Corporation, as receiver for Gibraltar Savings Association, and Federal Deposit Insurance Corporation, as receiver for First Texas Savings Association, filed as Exhibit 4.4 to the Company's Form S-1 and incorporated herein by reference.

    4.5 Letter of Election and Transmittal of Sole Holder of Class C Common Stock of ACS Investors, Inc., filed as Exhibit 4.5 to the Company's Form S-1 and incorporated herein by reference.

   10.1  Amended Stock Option Plan of the Company, filed as Exhibit
           10.1 to the Company's Form S-1 and incorporated herein by reference.

   10.2 Form of Dataplex Acquisition Corp. 10% Junior Subordinated Exchange Debenture due January 15, 2000, filed as Exhibit 10.2 to the Company's Form S-1 and incorporated herein by reference.

   10.3 Asset Purchase and Sale Agreement, dated September 14, 1992, by and between Baxter Healthcare Corporation and the Company, filed as Exhibit 10.5 to the Company's Form S-1 and incorporated herein by reference.

   10.4 Supplemental Loan Agreement, dated as of March 16, 1990, between IBM Credit Corporation and Government Services (formerly known as Transfirst Corporation), in the original principal amount of $3,500,000, filed as Exhibit 10.6 the Company's Form S-1 and incorporated herein by reference.

   10.5 Credit Agreement, dated as of August 11, 1993, between the Company and NationsBank of Texas, N.A., as amended May 16, 1994, filed as Exhibit 10.7 to the Company's Form S-1 and incorporated herein by reference.

   10.6 Credit Agreement, dated May 12, 1994, between the Company and NationsBank of Texas, N.A., filed as Exhibit 10.8 to the Company's Form S-1 and incorporated herein by reference.

   10.7 Note Purchase Agreement, dated as of January 16, 1990, by and among Dataplex (formerly known as SUBDAC, Inc.), Dataplex Acquisition Corp. and Saudi International Bank Al-Bank Al-Alami Al-Saudi Limited, filed as Exhibit 10.9 to the Company's Form S-1 and incorporated herein by reference.

   10.8 Agreement for Data Processing Services, dated August 30, 1991, by and among B of A Texas (formerly known as First Gibraltar Bank, FSB) and the Company, as modified and amended as of February 1, 1993, filed as Exhibit 10.11 to the Company's Form S-1 and incorporated herein by reference.

   10.9 Off-Premise ATM Agreement, dated August 30, 1991, by and among B of A Texas (formerly known as First Gibraltar Bank, FSB) and the Company, filed as Exhibit 10.12 to the Company's Form S-1 and incorporated herein by reference.

  10.10 Lease Agreement, dated December 12, 1988, between the Company, as tenant, and The Southland Corporation, as landlord, filed as Exhibit 10.13 to the Company's Form S-1 and incorporated herein by reference.

  10.11 Master Equipment Lease Agreement, dated October 23, 1991, by and between Amdahl Capital Corporation, as lessor, and the Company, as lessee, filed as Exhibit 10.14 to the Company's Form S-1 and incorporated herein by reference.

  10.12 Reciprocal Services Agreement, dated June 30, 1994, between the Company and Precept, filed as Exhibit 10.15 to the Company's Form S-1 and incorporated herein by reference.

  10.13 Tax Sharing Agreement, dated July 1, 1994, between the Company and Precept, filed as Exhibit 10.16 to the Company's Form S-1 and incorporated herein by reference.

  10.14 Noncompetition Agreement, dated July 1, 1994, between the Company and Precept, filed as Exhibit 10.17 to the Company's Form S-1 and incorporated herein by reference.

  10.15 Mutual Indemnification Agreement, dated June 30, 1994, between the Company and Precept, filed as Exhibit 10.18 to the Company's Form S-1 and incorporated herein by reference.

  10.16 Stockholders Tax Indemnification Agreement, dated June 30, 1994, between the Company and the Stockholders named therein, filed as Exhibit 10.19 to the Company's Form S-1 and incorporated herein by reference.

  10.17  Form of Directors Indemnification Agreement, filed as Exhibit
           10.20 to the Company's Form S-1 and incorporated herein by reference.

  10.18 Credit Agreement dated December 15, 1995 between Affiliated Computer Services, Inc., a Delaware corporation, certain Lenders, Bank One, Texas, N.A., as Documentation Agent and Co-Agent and First Interstate Bank of Texas N.A., as Administrative Agent and Co-Agent filed as Exhibit 10.1 to the
            Company's Third Quarter Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

  10.19  RESTATED CREDIT AGREEMENT dated June 20, 1996 between
           Affiliated Computer Services, Inc., Borrower, Wells Fargo Bank (Texas), N.A., Agent, Bank One, Texas, N.A., Co-Agent, and Certain Lenders for $160,000,000 Revolving Facility

   11.1 Statement regarding computation of per share earnings for each of the three years in the period ended June 30, 1996.

   13.1 Excerpt of the Fiscal 1996 Annual Report to Stockholders, pages 16 through 32.

   21.1  Subsidiaries of the Company

   23.1  Consent of Price Waterhouse LLP

   27.1  Financial Data Schedule

   28.1 The Company's definitive proxy statement for the 1996 Annual Meeting of stockholders to be held on October 28, 1996 pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (Registration Number 000-24782) and incorporated herein by reference.