Form 10-Q
period 1996-09-30
AFFILIATED COMPUTER SERVICES INC
filed 1996-11-14
CIK 2135

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended   September 30, 1996
                                         ----------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the period from __________ to __________

                     Commission file number     0-24787
                                             -------------

                       AFFILIATED COMPUTER SERVICES, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               Delaware                                 51-0310342
------------------------------------      -------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

   2828 North Haskell, Dallas,  Texas                      75204
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code     (214) 841-6111
                                                                --------------

                                 Not Applicable
--------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                         changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes    X   No
                                                         -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                                Number of Shares Outstanding as of
            Title of each class                          November 7, 1996
-------------------------------------           -----------------------------------
Class A Common Stock, $.01 par value                        14,539,106
Class B Common Stock, $.01 par value                         3,202,843
                                                             ---------
                                                            17,741,949

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                             PAGE
                                                                                            NUMBER
PART I.          FINANCIAL INFORMATION


Item 1.          Consolidated Financial Statements:

                     Consolidated Balance Sheets at September 30, 1996 and June 30, 1996         1

                     Consolidated Statements of Income for the Three Months Ended September
                              30, 1996 and 1995                                                  2

                     Consolidated Statements of Cash Flows for the Three Months Ended
                              September 30, 1996 and 1995                                        3

                     Notes to Consolidated Financial Statements                                  4


Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                5 - 7


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                               8

Item 6.          Exhibits and Reports on Form 8-K                                                8

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (in thousands)

                                                                        September 30,      June 30,
                                                                            1996            1996
                                                                        ------------    ------------
                         ASSETS
Current assets:
   Cash and cash equivalents                                            $     17,414    $     25,627
   ATM cash                                                                    4,550           9,100
   Accounts receivable, net of allowance for doubtful
     accounts of $1,556 and $1,456, respectively                             100,513          99,270
   Inventory                                                                   9,895          10,938
   Prepaid expenses and other current assets                                  22,671          16,099
   Deferred taxes                                                              8,655           7,790
                                                                        ------------    ------------
       Total current assets                                                  163,698         168,824

Property and equipment, net                                                   89,279          84,911
Purchased computer software, net of accumulated
  amortization of $8,544 and $15,691, respectively                             2,905           4,946
Goodwill, net of accumulated amortization of $9,997
  and $8,609, respectively                                                   253,330         245,693
Other intangible assets, net of accumulated
  amortization of $4,910 and $4,478, respectively                             12,911          12,040
Long-term investments and other assets                                        10,638          11,495
Deferred taxes                                                                 2,633           5,696
                                                                        ------------    ------------
       Total assets                                                     $    535,394    $    533,605
                                                                        ============    ============

                      LIABILITIES
Current liabilities:
   Accounts payable                                                     $     11,012    $     15,976
   Accrued compensation and benefits                                          12,981          19,815
   Other accrued liabilities                                                  59,670          58,466
   Income taxes payable                                                        5,181           3,340
   Notes payable and current portion of long-term debt                         8,119          11,609
   Current portion of unearned revenue                                         6,919           9,657
                                                                        ------------    ------------
       Total current liabilities                                             103,882         118,863

Long-term debt                                                                67,258          57,208
Unearned revenue                                                               2,000           2,053
Other long-term liabilities                                                   50,108          51,427
                                                                        ------------    ------------
       Total liabilities                                                     223,248         229,551
                                                                        ------------    ------------
Cumulative redeemable preferred stock                                              -           1,100
                                                                        ------------    ------------
                  STOCKHOLDERS' EQUITY

Class A common stock                                                             145             145
Class B common stock                                                              32              32
Additional paid-in capital                                                   252,610         251,944
Retained earnings                                                             59,359          50,833
                                                                        ------------    ------------
       Total stockholders' equity                                            312,146         302,954
                                                                        ------------    ------------
       Total liabilities and stockholders' equity                       $    535,394    $    533,605
                                                                        ============    ============






                See notes to consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                    (in thousands except per share amounts)


                                                                             Three Months Ended
                                                                                September 30,
                                                                        ----------------------------
                                                                            1996            1995
                                                                        ------------    ------------
Revenues                                                                $    144,332    $     89,294
                                                                        ------------    ------------
Expenses:
   Wages and benefits                                                         56,361          32,741
   Services and supplies                                                      31,829          22,025
   Rent, lease and maintenance                                                31,546          18,998
   Depreciation and amortization                                               6,597           4,275
   Other operating expenses                                                    2,243           1,322
                                                                        ------------    ------------
      Total operating expenses                                               128,576          79,361
                                                                        ------------    ------------
   Operating income                                                           15,756           9,933

Interest and other expenses, net                                               1,354             355
                                                                        ------------    ------------
   Income before income taxes                                                 14,402           9,578

Income tax expense                                                             5,869           3,917
                                                                        ------------    ------------
   Net income                                                           $      8,533    $      5,661
                                                                        ============    ============
Earnings per common share                                               $        .47    $        .41
                                                                        ============    ============
Weighted average shares outstanding                                           18,231          13,752
                                                                        ============    ============





                See notes to consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                             Three Months Ended
                                                                                September 30,
                                                                        ----------------------------
                                                                            1996            1995
                                                                        ------------    ------------
Cash flows from operating activities:
   Net income                                                           $      8,533    $      5,661
                                                                        ------------    ------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                           6,597           4,275
       Other                                                                      18               -
       Changes in assets and liabilities, net of
         effects from acquisitions:
          (Increase) decrease in ATM cash                                      4,550            (200)
          Increase in accounts receivable                                     (2,172)         (5,073)
          (Increase) decrease in inventory                                       814            (544)
          (Increase) decrease in prepaid expenses and
            other current assets                                              (2,502)            345
          (Increase) decrease in deferred taxes                                2,654            (391)
          (Increase) decrease in other assets                                   (649)            622
          Decrease  in accounts payable                                       (5,301)           (314)
          Decrease in accrued compensation and
            benefits                                                          (3,204)         (2,250)
          Increase (decrease) in other accrued
            liabilities                                                        2,795            (295)
          Increase in income taxes payable                                     1,405           3,298
          Decrease in unearned revenue                                        (2,380)         (3,595)
          Decrease in other long-term liabilities                             (2,058)         (1,337)
                                                                        ------------    ------------
       Total adjustments                                                         567          (5,459)
                                                                        ------------    ------------
       Net cash provided by operating activities                               9,100             202
                                                                        ------------    ------------
Cash flows from investing activities:
   Purchases of property, equipment and computer
     software                                                                 (9,122)         (6,946)
   Payments for acquisitions, net of cash acquired                           (15,504)         (8,599)
   Cash received from divestitures                                             2,174               -
   Additions to other intangible assets and goodwill                          (1,180)           (367)
   Additions to long-term investments                                              -            (300)
                                                                        ------------    ------------
        Net cash used in investing activities                                (23,632)        (16,212)
                                                                        ------------    ------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                   13,175             200
   Repayments of long-term debt                                               (2,126)           (325)
   Proceeds from stock options exercised and related
       tax benefits                                                              769             148
   Net repayments of ATM debt                                                 (4,550)              -
   Redemption of cumulative redeemable preferred stock                          (607)              -
   Other, net                                                                   (342)              -
                                                                        ------------    ------------
       Net cash provided by financing activities                               6,319              23
                                                                        ------------    ------------
Net decrease in cash and cash equivalents                                     (8,213)        (15,987)

Cash and cash equivalents at beginning of period                              25,627          41,476
                                                                        ------------    ------------
Cash and cash equivalents at end of period                              $     17,414    $     25,489
                                                                        ============    ============


                See notes to consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries (the "Company" or "ACS"). All material intercompany profits, transactions and balances have been eliminated. ACS is a nationwide provider of information technology services and electronic funds transfer ("EFT") transaction processing. The Company's information technology services include data processing outsourcing, image management and professional services. The Company provides its services to customers with time-critical, transaction-intensive information processing needs.

         The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended June 30, 1996. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

2.       ACQUISITIONS AND DIVESTITURES

         During the first quarter of fiscal 1997, the Company closed two acquisitions, which were accounted for as purchases. The fair value of the assets acquired, liabilities assumed and net purchase price were $14.7 million, $3.5 million and $11.2 million, respectively.

         During the first quarter of fiscal 1997, the Company sold its community bank processing businesses within Texas and Louisiana that were a part of the Company's outsourcing business services. The Company fully reserved for the disposition of these businesses, which had historical annual revenues of $18 million, with a $3.8 million pre-tax charge to earnings in the fourth quarter of fiscal 1996. The divestitures netted the Company $2.2 million of cash in the first quarter of fiscal 1997.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.


RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income as a percentage of revenues:

                                                                Percentage of Revenues
                                                                  Three Months Ended
                                                                     September 30,
                                                                 ---------------------
                                                                   1996         1995
                                                                 -------      --------
Revenues                                                          100.0%        100.0%

Expenses:
      Wages and benefits                                           39.0          36.7
      Services and supplies                                        22.0          24.7
      Rent, lease and maintenance                                  21.9          21.3
      Depreciation and amortization                                 4.6           4.7
      Other operating expenses                                      1.6           1.5
                                                                 -------      --------
         Total operating expenses                                  89.1          88.9
                                                                 -------      --------
      Operating income                                             10.9          11.1

Interest and other expenses, net                                    0.9           0.4
                                                                 -------      --------
      Income before income taxes                                   10.0          10.7

Income tax expense                                                  4.1           4.4
                                                                 -------      --------
      Net income                                                    5.9%          6.3%
                                                                 =======      ========


COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1996 TO THE QUARTER ENDED SEPTEMBER 30, 1995

Revenues increased $55.0 million, or 62%, to $144.3 million in the quarter ended September 30, 1996 (the first quarter of the Company's 1997 fiscal year) from $89.3 million in the first quarter of fiscal 1996 due to acquisitions and internally generated sales growth. Excluding revenues from the Bank of America Texas, N.A. ("B of A Texas") contract, which expired August 31, 1995 ($4.6 million for the quarter ended September 30, 1995), the increase in revenues was 71%, of which 15% was internal growth and 56% was from the seven businesses acquired since the first quarter of fiscal 1996. The largest of these acquisitions was The Genix Group, Inc, ("Genix"), which was acquired in June 1996. Of the seven acquisitions mentioned above, two were completed during the current quarter, which generated $1.2 million of revenues, or approximately $14.4 million on an annualized basis.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Total operating expenses were $128.6 million in the first quarter of fiscal 1997, an increase of 62%, from $79.4 million in the first quarter of fiscal 1996. Operating expenses as a percentage of revenues were substantially unchanged at 89.1% in the first quarter of fiscal 1997 compared to 88.9% in the first quarter of fiscal 1996.

Wages and benefits increased as a percentage of revenues due to the growth experienced in the Company's professional services business line and from the acquisition of Unibase Technologies, Inc. in the third quarter of fiscal 1996. Compared to the Company's other existing lines of business, these businesses are more labor intensive, resulting in a higher percentage of wages and benefits compared to revenues.

Services and supplies decreased to 22.0% of revenues in the first quarter of fiscal 1997, compared to 24.7% of revenues in the first quarter of fiscal 1996. This decrease is primarily attributable to the acquisitions of the labor intensive businesses previously described and economies of scale derived from the growth in the Company's outsourcing business.

Operating income increased $5.8 million, or 58.6%, to $15.8 million in the first quarter of fiscal 1997, compared to $9.9 million in the first quarter of fiscal 1996. Operating income in the first quarter of fiscal 1997 increased due to economies of scale and profits generated from acquisitions made since the first quarter of fiscal 1996 (primarily Genix) and internally generated sales growth. The decrease in the operating income margin from 11.1% in the first quarter of 1996 to 10.9% in the first quarter of 1997 was due primarily to the expiration of the B of A Texas contract, which expired in August 1995.

Interest and other expenses increased from $0.4 million in the first quarter of fiscal 1996 to $1.4 million in the first quarter of fiscal 1997. The increase is primarily attributable to increased interest expense due to increased net borrowings on the Company's revolving credit facility in connection with the acquisition of Genix.

The Company's effective tax rate of approximately 41% exceeded the statutory rate of 35%, due primarily to the net effect of state income taxes and the amortization of certain acquisition-related costs that are non-deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company's liquid assets, which consisted of cash and cash equivalents, totaled $22.0 million compared to $34.7 million at June 30, 1996. These liquid assets included $4.6 million ($9.1 million at June 30, 1996) borrowed under a revolving credit facility ("ATM Cash Facility") for use in the Company's automated teller machines ("ATMs"). Working capital was $59.8 million and $50.0 million at September 30, 1996 and June 30, 1996, respectively, and increased due to acquisitions during the quarter and the disposition of several financial services outsourcing businesses during the quarter.

Net cash provided by operating activities was $9.1 million in the first quarter of fiscal 1997, compared with $0.2 million generated in the first quarter of fiscal 1996. The increase is primarily due to the decrease in ATM cash balances combined with the increase in ATM settlement liabilities resulting from the rapid growth of ATMs in which ACS serves only as the processor. Net cash used in investing activities increased by $7.4 million for the quarter ended September 30, 1996 compared to the corresponding prior year quarter. The current period included $15.9 million paid for acquisitions, compared to $8.6 million in the prior year period. Additionally, cash used for the purchase of property, equipment and software increased $2.2 million over the prior period due to growth associated with new business.

The Company has available lines of credit of $125 million under an unsecured revolving credit facility (the "Credit Facility") and $11 million under the ATM Cash Facility. Borrowings as of September 30, 1996 were $59.8 million under the Credit Facility (leaving approximately $54.1 million available for use, net of outstanding letters of credit) and $4.6 million under the ATM Cash Facility. The Company also has three

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



vault cash custody agreements with financial institutions which provide the use of up to $58 million in cash for use in Company-owned ATMs. The amount of cash outstanding under the cash custody agreements at September 30, 1996 was approximately $35.2 million and is not an asset or liability of the Company and therefore not recorded on the accompanying balance sheets.

The Company's management believes that available cash and cash equivalents, together with cash generated from operations and available borrowings under its credit facilities, will provide adequate funds for the Company's anticipated needs, including working capital, capital expenditures and ATM vault cash requirements. Management also believes that cash provided from operations will be sufficient to satisfy all existing debt obligations as they come due. As the size and financial resources of the Company increase, however, additional acquisition opportunities requiring significant commitments of capital may arise. In order to pursue such opportunities, the Company may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to the Company's future acquisition and expansion opportunities and how such opportunities would be financed.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES


                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         On October 31, 1995, the Fifth District Court of Appeals in Dallas, Texas (the "Court of Appeals") affirmed the judgment of the trial court in the matter styled ACS Investors, Inc., et. al. v. Thomas McLaughlin and John Lazovich. The trial court had rendered a verdict in favor of Messrs. McLaughlin and Lazovich on causes of action for tortious interference with an acquisition agreement entered into by Messrs. McLaughlin and Lazovich and First Texas Savings Association in 1986 related to the acquisition of an electronic benefit transfer business. The total amount of the judgment against the Company, ACS Government Services, Inc., Darwin Deason and J. Livingston Kosberg, a former director of the Company, including interest, is approximately $9.5 million, which includes $3 million in actual damages and $1.5 million in exemplary damages. The Company has indemnified Mr. Deason and Mr. Kosberg from any liability arising from the suit. The Company pursued its appeal of the judgment before the Texas Supreme Court in October 1996. The Texas Supreme Court has not yet issued its opinion on this appeal.

         On May 22, 1996, a former employee of Gibraltar Savings Association ("GSA") filed suit in Texas state court alleging entitlement to 6,467 shares of the Company's Class A common stock pursuant to options issued to certain GSA employees in 1988 in connection with a former data processing services agreement between GSA and the Company. On October 6, 1996, twelve additional former GSA employees filed a similar suit alleging entitlement to 106,996 shares of the Company's Class A common stock, which together with the other shares represent less than 0.6% of the outstanding common stock and common stock equivalents of the Company. The Company believes that is has meritorious defenses to all or substantial portions of plaintiffs' claims and plans to vigorously defend against these lawsuits.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              11.1 Earnings per Share.

              27   Financial Data Schedule.

         (b)  Reports on Form 8-K

              The Company filed a report on Form 8-K on July 8, 1996 for the acquisition of The Genix Group, Inc. on June 21, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 1996.



                                      AFFILIATED COMPUTER SERVICES, INC.



                                      By:   /s/ Mark A. King
                                            ---------------------------------
                                            Mark A. King
                                            Executive Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                             Description
-------                            -----------
 11.1                       Earnings Per Share

 27                         Financial Data Schedule