Form 10-Q
period 1996-12-31
AFFILIATED COMPUTER SERVICES INC
filed 1997-02-13
CIK 2135

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1996
                                        -----------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the period from            to
                             ----------    ----------

                         Commission file number 0-24787
                                                -------


                      AFFILIATED COMPUTER SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                 51-0310342
----------------------------------         -------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

    2828 North Haskell, Dallas,  Texas                         75204
--------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code     (214) 841-6111


                                 Not Applicable
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding as of
          Title of each class                         February 5, 1997
---------------------------------------      ----------------------------------

Class A Common Stock, $.01 par value                     29,078,212
Class B Common Stock, $.01 par value                      6,405,686
                                                          ---------
                                                         35,483,898

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                     INDEX



                                                                                                                    PAGE
PART I.          FINANCIAL INFORMATION                                                                             NUMBER


Item 1.          Consolidated Financial Statements:

                    Consolidated Balance Sheets at December 31, 1996 and June 30, 1996                                  1

                    Consolidated Statements of Income for the Three Months and the Six Months
                          Ended December 31, 1996 and 1995                                                              2

                    Consolidated Statements of Cash Flows for the Six Months Ended December 31,
                          1996 and 1995                                                                                 3

                    Notes to Consolidated Financial Statements                                                          4


Item 2.          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                                      5 - 7


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                                      8

Item 6.          Exhibits and Reports on Form 8-K                                                                       8


              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                                                           December 31,       June 30,
                                                                              1996             1996
                                                                          -------------     ----------
                               ASSETS
Current assets:
    Cash and cash equivalents                                             $    16,398        $  25,627
    ATM cash                                                                    5,950            9,100
    Accounts receivable, net of allowance for doubtful
       accounts of $1,725 and $1,456, respectively                             99,844           99,270
    Inventory                                                                   8,917           10,938
    Prepaid expenses and other current assets                                  16,452           16,099
    Deferred taxes                                                              9,136            7,790
                                                                          -----------       ----------
       Total current assets                                                   156,697          168,824


Property and equipment, net of accumulated depreciation and
    amortization of $38,704 and $31,331, respectively                          93,971           84,911
Purchased computer software, net of accumulated
    amortization of $8,857 and $15,691, respectively                            3,256            4,946
Goodwill, net of accumulated amortization of $11,705 and
    $8,609, respectively                                                      252,314          245,693
Other intangible assets, net of accumulated amortization
    of $6,129 and $4,478, respectively                                         13,971           12,040
Long-term investments and other assets                                         10,937           11,495
Deferred taxes                                                                  1,968            5,696
                                                                          -----------        ---------
       Total assets                                                       $   533,114        $ 533,605
                                                                          ===========        =========

                             LIABILITIES

Current liabilities:
    Accounts payable                                                      $    14,577        $  15,976
    Accrued compensation and benefits                                          12,601           19,815
    Other accrued liabilities                                                  54,318           58,466
    Income taxes payable                                                        3,970            3,340
    Notes payable and current portion of long-term debt                         9,995           11,609
    Current portion of unearned revenue                                         7,182            9,657
                                                                          -----------        ---------
       Total current liabilities                                              102,643          118,863

Long-term debt                                                                 59,522           57,208
Unearned revenue                                                                1,248            2,053
Other long-term liabilities                                                    48,078           51,427
                                                                          -----------        ---------
       Total liabilities                                                      211,491          229,551
                                                                          -----------        ---------

Cumulative redeemable preferred stock                                               -            1,100
                                                                          -----------        ---------

                        STOCKHOLDERS' EQUITY

Class A common stock                                                              290              145
Class B common stock                                                               64               32
Additional paid-in capital                                                    252,778          251,944
Retained earnings                                                              68,491           50,833
                                                                          -----------        ---------
       Total stockholders' equity                                             321,623          302,954
                                                                          -----------        ---------
       Total liabilities and stockholders' equity                         $   533,114        $ 533,605
                                                                          ===========        =========

                 See notes to consolidated financial statements
                                       1

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Income
                                  (Unaudited)
                   (in thousands except per share amounts)


                                              Three Months Ended      Six Months Ended
                                                  December 31,           December 31,
                                            ---------------------  ---------------------
                                               1996       1995        1996       1995
                                            ---------- ----------  ---------- ----------
Revenues                                    $  150,004 $   91,352  $  294,337 $  180,646

Expenses:
    Wages and benefits                          56,827     35,986     113,187     68,727
    Services and supplies                       34,216     24,611      66,046     46,636
    Rent, lease and maintenance                 31,787     18,371      63,333     37,369
    Depreciation and amortization                7,127      3,036      13,724      7,311
    Other operating expenses                     3,188        956       5,434      2,278
                                            ---------- ----------  ---------- ----------
         Total operating expenses              133,145     82,960     261,724    162,321
                                            ---------- ----------  ---------- ----------
    Operating income                            16,859      8,392      32,613     18,325

Interest and other expenses (income), net        1,449       (111)      2,800        244
                                            ---------- ----------  ---------- ----------
    Income before income taxes                  15,410      8,503      29,813     18,081

Income tax expense                               6,280      3,431      12,150      7,348
                                            ---------- ----------  ---------- ----------
    Net income                              $    9,130 $    5,072  $   17,663 $   10,733
                                            ========== ==========  ========== ==========
Earnings per common share                   $      .25 $      .18  $      .48 $      .39
                                            ========== ==========  ========== ==========
Weighted average shares outstanding             36,577     27,656      36,515     27,572
                                            ========== ==========  ========== ==========





                 See notes to consolidated financial statements

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)


                                                                    Six Months Ended
                                                                      December 31,
                                                               ------------------------
                                                                  1996          1995
                                                               ----------    ----------
Cash flows from operating activities:
    Net income                                                 $   17,663    $   10,733
                                                               ----------    ----------

    Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
       Depreciation and amortization                               13,724         7,289
       Other                                                           18           245
       Changes in assets and liabilities, net of effects
         from acquisitions:
         (Increase) decrease in ATM cash                            3,150        (1,650)
         Increase in accounts receivable                           (1,276)       (9,826)
         (Increase) decrease in inventory                           1,821          (490)
         Increase in prepaid expenses and other current
             assets                                                  (519)       (1,589)
         Decrease in deferred taxes                                 2,731         1,059
         (Increase) decrease in other assets                         (966)          248
         Increase (decrease) in accounts payable                   (2,134)        1,270
         Decrease in accrued compensation and benefits             (3,488)       (2,821)
         Increase (decrease) in other accrued liabilities          (2,622)          544
         Increase in income taxes payable                             194           543
         Decrease in other long-term liabilities                   (4,087)       (2,719)
         Decrease in unearned revenue                              (2,870)       (5,908)
                                                               ----------    ----------

       Total adjustments                                            3,676       (13,805)
                                                               ----------    ----------

       Net cash provided by (used in) operating activities         21,339        (3,072)
                                                               ----------    ----------

Cash flows from investing activities:
    Purchases of property, equipment and computer software        (17,388)      (22,762)
    Payments for acquisitions, net of cash acquired               (17,444)      (10,557)
    Proceeds from note receivable                                   4,611          --
    Additions to other intangible assets and goodwill              (2,141)         (366)
    Cash received from divestitures                                 2,704          --
    Other                                                            --              25
                                                               ----------    ----------

       Net cash used in investing activities                      (29,658)      (33,660)
                                                               ----------    ----------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                       13,175        41,500
    Repayments of long-term debt                                  (11,157)      (34,727)
    Net borrowings (repayments) of ATM debt                        (3,150)        1,650
    Proceeds from stock options exercised and related tax
              benefits                                              1,221         1,338
    Redemption of preferred stock                                    (607)         --
    Other                                                            (392)         (106)
                                                               ----------    ----------

         Net cash provided by (used in) financing activities         (910)        9,655
                                                               ----------    ----------

    Net decrease in cash and cash equivalents                      (9,229)      (27,077)

    Cash and cash equivalents at beginning of period               25,627        41,476
                                                               ----------    ----------


    Cash and cash equivalents at end of period                 $   16,398    $   14,399
                                                               ==========    ==========





                 See notes to consolidated financial statements

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

2.  ACQUISITIONS AND DIVESTITURES

    During the first six months of fiscal 1997, the Company closed four acquisitions which were accounted for as purchases. The fair value of the assets acquired, liabilities assumed and net purchase price were $17.1 million, $4.5 million and $12.6 million, respectively.

    During the first quarter of fiscal 1997, the Company sold its community bank processing businesses within Texas and Louisiana which were a part of the Company's outsourcing business services. The Company fully reserved for the disposition of these businesses, which had historical annual revenues of $18.0 million, with a $3.8 million pre-tax charge to earnings in the fourth quarter of fiscal 1996. The divestitures netted the Company $2.7 million of cash in the first six months of fiscal 1997.

3.  STOCK DIVIDEND

    On October 28, 1996, the Company's Board of Directors declared a two-for-one stock split in the form of a 100 percent stock dividend on the common stock for shareholders of record on November 11, 1996. A total of 17,741,949 shares of common stock were issued on November 22, 1996 in connection with the split. The stated par value of each share was not changed from $.01. A total of $177,000 was reclassified from the Company's additional paid-in capital account to the Company's common stock accounts. All share and per share amounts have been restated to reflect the stock split.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                Financial Condition and Results of Operations


Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income as a percentage of revenues:

                                            Percentage of Revenues     Percentage of Revenues
                                             Three Months Ended          Six Months Ended
                                                December 31,               December 31,
                                            ----------------------     ----------------------
                                              1996         1995          1996         1995
                                            ---------    ---------     ---------    ---------
Revenues                                        100.0%       100.0%        100.0%       100.0%

Expenses:
    Wages and benefits                           37.9         39.4          38.5         38.1
    Services and supplies                        22.8         26.9          22.4         25.8
    Rent, lease and maintenance                  21.2         20.1          21.5         20.7
    Depreciation and amortization                 4.8          3.3           4.7          4.0
    Other operating expenses                      2.1          1.0           1.8          1.3
                                            ---------    ---------     ---------    ---------
       Total operating expenses                  88.8         90.7          88.9         89.9
                                            ---------    ---------     ---------    ---------


    Operating income                             11.2          9.3          11.1         10.1

Interest and other expenses (income), net         1.0         (0.1)          1.0          0.1
                                            ---------    ---------     ---------    ---------

    Income before income taxes                   10.3          9.4          10.1         10.0

Income tax expense                                4.2          3.8           4.1          4.1
                                            ---------    ---------     ---------    ---------

    Net income                                    6.1%         5.6%          6.0%         5.9%
                                            =========    =========     =========    =========

COMPARISON OF THE QUARTER ENDED DECEMBER 31, 1996 TO THE QUARTER ENDED DECEMBER 31, 1995

Revenues increased $58.7 million, or 64.2%, to $150.0 million in the quarter ended December 31, 1996 (the second quarter of the Company's 1997 fiscal year), from $91.4 million in the second quarter of fiscal 1996, due to acquisitions, internally generated sales and growth from existing customers. Of the 64.2% increase in revenue, 17.7% was from internal growth and 46.5% was from acquisitions. The Company acquired two businesses during the quarter, which had historical annual revenues of approximately $4.0 million. A total of eight business acquisitions have occurred since the second quarter of fiscal 1996. Revenues from these acquisitions were approximately $47.2 million for the quarter ended December 31, 1996.

Total operating expenses were $133.1 million in the second quarter of fiscal 1997, an increase of 60.5%, from $83.0 million in the second quarter of fiscal 1996. Operating expenses as a percentage of revenues decreased from 90.7% in the second quarter of fiscal 1996 to 88.8% in the second quarter of fiscal 1997.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)


Wages and benefits decreased from 39.4% of revenues in the second quarter of fiscal 1996 to 37.9% of revenues in the second quarter of fiscal 1997. Additionally, services and supplies decreased to 22.8% of revenues in the second quarter of fiscal 1997, compared to 26.9% of revenues in the second quarter of fiscal 1996. The decreases as a percentage of revenues are primarily due to the acquisition of The Genix Group, Inc. ("Genix") during June 1996 and economies of scale related to growth in the Company's outsourcing business line, which offsets the growth in the Company's more labor intensive professional services businesses.

Depreciation and amortization increased to 4.8% of revenues in the second quarter of fiscal 1997, compared to 3.3% of revenues in the second quarter of fiscal 1996. This increase is primarily attributable to increased capital expenditures for computer hardware and software and goodwill recorded in connection with the Genix acquisition.

Operating income increased $8.5 million, or 100.9%, to $16.9 million in the second quarter of fiscal 1997, compared to $8.4 million in the second quarter of fiscal 1996. The increase was due to internally generated sales and growth from existing customers generated by the Company and due to acquisitions since the second quarter of fiscal 1996 (primarily Genix). The increase in operating income margin to 11.2% in the second quarter of fiscal 1997, from 9.3% in the second quarter of fiscal 1996, was due primarily to the acquisitions subsequent to the second quarter of fiscal 1996 and realization of economies of scale in the outsourcing business line.

Interest and other expenses increased from a net interest benefit of $0.1 million in the second quarter of fiscal 1996 to net interest expense of $1.4 million in the second quarter of fiscal 1997. The increase is primarily attributable to increased interest expense due to increased net borrowings on the Company's revolving credit facility resulting primarily from the Genix acquisition.

The Company's effective tax rate of approximately 41% exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1996 TO THE SIX MONTHS ENDED DECEMBER 31, 1995

Revenues increased $113.7 million, or 62.9%, to $294.3 million in the six months ended December 31, 1996, from $180.6 million for the same period in fiscal 1996 due to acquisitions, internally generated sales and growth from existing customers. Excluding revenues from the Bank of America Texas, N.A. ("B of A Texas") contract, which expired August 31, 1995 ($4.6 million for the six months ended December 31, 1995), the increase in revenues was 67.2%. The Company acquired four businesses during the six months ended December 31, 1996, which had historical annual revenues of approximately $19.0 million and generated $5.0 million of revenues for the six months ended December 31, 1996. Revenues from the eight entities acquired during calendar year 1996 were $91.2 million for the six months ended December 31, 1996.

Total operating expenses were $261.7 million for the six months ended December 31, 1996, an increase of 61.2%, from $162.3 million for the same period in fiscal 1996. Operating expenses as a percentage of revenue decreased slightly from 89.9% in fiscal 1996 to 88.9% in fiscal 1997.

Wages and benefits increased slightly as a percentage of revenues due to the growth in the Company's professional services line of business. Services and supplies decreased as a percentage of revenues from 25.8% for the first six months of fiscal 1996 to 22.4% for the first six months of fiscal 1997 due to the acquisition of Genix, acquisitions of several labor intensive businesses during the preceding twelve months and economies of scale as mentioned above. Depreciation and amortization increased to 4.7% of revenues in the first six months of fiscal 1997, compared to 4.0% of revenues in fiscal 1996. This increase is due primarily to capital expenditures for computer hardware and software and goodwill recorded in connection with the Genix acquisition.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)


Operating income increased $14.3 million, or 78%, to $32.6 million for the first six months of fiscal 1997, compared to $18.3 million in fiscal 1996. The increase was due to the growth in new business generated by the Company and acquisitions since the second quarter of fiscal 1996. The operating income margin also increased to 11.1% for the first six months of fiscal 1997, from 10.1% for the first six months of fiscal 1996 due to the success of recent acquisitions and increased realization of economies of scale.

Interest and other expenses increased from $0.2 million in the first six months of fiscal 1996 to $2.8 million in fiscal 1997. The increase is attributable to an increase in long-term debt related primarily to the Genix acquisition.

The Company's effective tax rate of approximately 41% exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company's liquid assets, consisting of cash and cash equivalents, totaled $22.3 million compared to $34.7 million at June 30, 1996. These liquid assets included $5.9 million ($9.1 million at June 30, 1996) borrowed under a revolving credit facility ("ATM Cash Facility") for use in the Company's automated teller machines ("ATMs"). Working capital was $54.1 million and $50.0 million at December 31, 1996 and June 30, 1996, respectively, and increased due to acquisitions during the first six months of fiscal 1997 and disposition of several financial services outsourcing businesses during the same period.

Net cash provided by operating activities was $21.3 million for the first six months of fiscal 1997, compared with $3.1 million used by operating activities during the first six months of fiscal 1996. The improvement is primarily due to increased earnings, reduction in ATM cash and improved accounts receivable collections. Net cash used in investing activities decreased by $4.0 million over the prior year six month period primarily due to proceeds from a note receivable of $4.6 million. The current period included $17.4 million paid for acquisitions and $17.4 million paid for capital expenditures. Net cash flow from financing activities decreased $10.6 million due to a decline in net proceeds from issuance of long-term debt, a net repayment of ATM debt and redemption of preferred stock.

The Company has an available line of credit of $125 million under an unsecured revolving credit facility (the "Credit Facility"). Borrowings under the Credit Facility as of December 31, 1996 were $51.7 million (leaving approximately $62.2 million available for use, net of outstanding letters of credit). The Company has an ATM Cash Facility of $11 million of which $5.1 million was outstanding as of December 31, 1996. The Company renewed this facility through December 1997 under the same terms of the existing agreement. The Company also has three vault cash custody agreements with financial institutions which provide the use of up to $58.0 million in cash for use in Company-owned ATMs. The amount of cash outstanding under the cash custody agreements at December 31, 1996 was approximately $43.0 million and is not an asset or liability of the Company and therefore not recorded on the accompanying consolidated balance sheets.

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

         The Company is subject to certain legal proceedings, claims and disputes which arise in the ordinary course of its business. Although the Company cannot predict the outcomes of these legal proceedings, the Company's management does not believe these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity. However, if unfavorably resolved, these proceedings could have a material adverse effect on the Company's financial position, results of operations and liquidity.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              11.1  Earnings per Share.

              27    Financial Data Schedule

         (b)  Reports on Form 8-K

         The Company did not file any current report on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of February, 1997.



                                       AFFILIATED COMPUTER SERVICES, INC.




                                       By:/s/ Mark A. King
                                          ------------------------------
                                              Mark A. King
                                              Executive Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX

   EXHIBIT
   -------

     11.1                 EARNINGS PER SHARE

     27                   FINANCIAL DATA SCHEDULE