Form 10-Q
period 1997-03-31
AFFILIATED COMPUTER SERVICES INC
filed 1997-05-15
CIK 2135

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997
                                         --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period from            to
                              ----------    ----------

                         Commission file number 0-24787
                                                -------



                       AFFILIATED COMPUTER SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        51-0310342
--------------------------------          --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

    2828 North Haskell, Dallas,  Texas                     75204
-------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code (214) 841-6111

                                 Not Applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ----      ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                            Number of Shares Outstanding as of
     Title of each class                               May 9, 1997
-------------------------------------       ----------------------------------
Class A Common Stock, $.01 par value                  29,491,497
Class B Common Stock, $.01 par value                   6,405,686
                                                      ----------
                                                      35,897,183

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES


                                     INDEX




                                                                                                     PAGE
PART I.           FINANCIAL INFORMATION                                                             NUMBER


Item 1.           Consolidated Financial Statements:

                      Consolidated Balance Sheets at March 31, 1997 and
                       June 30, 1996                                                                   1

                      Consolidated Statements of Income for the Three
                       Months and the Nine Months Ended
                       March 31, 1997 and 1996                                                         2

                      Consolidated Statements of Cash Flows for the Nine
                       Months Ended March 31, 1997 and 1996                                            3

                      Notes to Consolidated Financial Statements                                     4-5


Item 2.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                               6-9


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                   10

Item 2.           Changes in Securities                                                            10-11

Item 6.           Exhibits and Reports on Form 8-K                                                    11

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (in thousands)



                                                                      March 31,      June 30,
                                                                        1997           1996
                                                                    ------------   ------------
                               ASSETS
Current assets:
     Cash and cash equivalents                                      $     16,699   $     25,627
     ATM cash                                                              4,350          9,100
     Accounts receivable, net of allowance for doubtful
       accounts of $1,627 and $1,456, respectively                       114,028         99,270
     Inventory                                                            13,081         10,938
     Prepaid expenses and other current assets                            15,908         16,099
     Deferred taxes                                                        6,030          7,790
                                                                    ------------   ------------
         Total current assets                                            170,096        168,824

Property and equipment, net of accumulated depreciation and
   amortization of $43,709 and $31,331, respectively                      97,561         84,911
Purchased computer software, net of accumulated
   amortization of $8,461 and $15,691, respectively                        3,596          4,946
Goodwill, net of accumulated amortization of $10,826 and
   $8,609, respectively                                                  273,360        245,693
Other intangible assets, net of accumulated amortization
   of $6,714 and $4,478, respectively                                     14,585         12,040
Long-term investments and other assets                                    11,494         11,495
Deferred taxes                                                              --            5,696
                                                                    ------------   ------------

         Total assets                                               $    570,692   $    533,605
                                                                    ============   ============

                             LIABILITIES

Current liabilities:
     Accounts payable                                               $     14,824   $     15,976
     Accrued compensation and benefits                                    17,110         19,815
     Other accrued liabilities                                            75,821         58,466
     Income taxes payable                                                     21          3,340
     Notes payable and current portion of long-term debt                   8,542         11,609
     Current portion of unearned revenue                                  10,654          9,657
                                                                    ------------   ------------
         Total current liabilities                                       126,972        118,863

Long-term debt                                                            77,513         57,208
Unearned revenue                                                             865          2,053
Deferred taxes                                                             3,007           --
Other long-term liabilities                                               24,601         51,427
                                                                    ------------   ------------
         Total liabilities                                               232,958        229,551
                                                                    ------------   ------------

Cumulative redeemable preferred stock                                       --            1,100
                                                                    ------------   ------------

                        STOCKHOLDERS' EQUITY

Class A common stock                                                         295            145
Class B common stock                                                          64             32
Additional paid-in capital                                               258,847        251,944
Retained earnings                                                         78,528         50,833
                                                                    ------------   ------------
         Total stockholders' equity                                      337,734        302,954
                                                                    ------------   ------------

         Total liabilities and stockholders' equity                 $    570,692   $    533,605
                                                                    ============   ============





                See notes to consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (in thousands except per share amounts)

                                              Three Months Ended        Nine Months Ended
                                                    March 31,               March 31,
                                           -----------------------   -----------------------
                                              1997         1996         1997         1996
                                           ----------   ----------   ----------   ----------

Revenues                                   $  156,389   $   99,062   $  450,726   $  279,708
                                           ----------   ----------   ----------   ----------

Expenses:
     Wages and benefits                        59,866       42,045      173,053      110,772
     Services and supplies                     36,397       24,677      102,443       71,313
     Rent, lease and maintenance               31,717       17,893       95,050       55,262
     Depreciation and amortization              9,190        3,434       22,914       10,745
     Other operating expenses                     699        1,065        6,133        3,343
                                           ----------   ----------   ----------   ----------
         Total operating expenses             137,869       89,114      399,593      251,435
                                           ----------   ----------   ----------   ----------

     Operating income                          18,520        9,948       51,133       28,273

Interest and other expenses, net                1,579          370        4,379          614
                                           ----------   ----------   ----------   ----------

     Income before income taxes                16,941        9,578       46,754       27,659

Income tax expense                              6,903        3,843       19,053       11,191
                                           ----------   ----------   ----------   ----------

     Net income                            $   10,038   $    5,735   $   27,701   $   16,468
                                           ==========   ==========   ==========   ==========

Earnings per common share                  $      .28   $      .21   $      .76   $      .59
                                           ==========   ==========   ==========   ==========

Weighted average shares outstanding            36,371       28,000       36,479       27,698
                                           ==========   ==========   ==========   ==========





                See notes to consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                                   ----------------------------
                                                                                       1997            1996
                                                                                   ------------    ------------
Cash flows from operating activities:
    Net income                                                                     $     27,701    $     16,468
                                                                                   ------------    ------------

    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                    22,914          10,745
        Changes in assets and liabilities, net of effects
         from acquisitions:
           (Increase) decrease in ATM cash                                                4,750            (700)
           Increase in accounts receivable                                               (3,082)         (7,158)
           (Increase) decrease in inventory                                               1,054          (4,783)
           (Increase) decrease in prepaid expenses and
             other current assets                                                           195          (2,371)
           Decrease in deferred taxes                                                    12,095           1,794
           (Increase) decrease in other assets                                           (1,454)             85
           Increase (decrease) in accounts payable                                       (5,167)          6,357
           Decrease in accrued compensation and benefits                                 (3,502)           (429)
           Decrease in other accrued liabilities                                         (1,779)         (2,797)
           Increase (decrease) in income taxes payable                                   (3,728)          1,958
           Decrease in other long-term liabilities                                       (6,042)         (3,957)
           Decrease in unearned revenue                                                    (687)         (4,198)
                                                                                   ------------    ------------

        Total adjustments                                                                15,567          (5,454)
                                                                                   ------------    ------------

        Net cash provided by operating activities                                        43,268          11,014
                                                                                   ------------    ------------

Cash flows from investing activities:
    Purchases of property, equipment and computer software                              (27,535)        (36,283)
    Payments for acquisitions, net of cash acquired                                     (42,811)        (22,350)
    Proceeds from note receivable                                                         4,611            --
    Additions to other intangible assets and goodwill                                    (3,762)         (2,590)
    Cash received from divestitures                                                       2,704            --
    Other                                                                                  --              (855)
                                                                                   ------------    ------------

         Net cash used in investing activities                                          (66,793)        (62,078)
                                                                                   ------------    ------------

Cash flows from financing activities:
    Net proceeds from stock offering                                                       --            68,333
    Proceeds from issuance of long-term debt                                             36,176          51,100
    Repayments of long-term debt                                                        (17,000)        (77,711)
    Net borrowings (repayments) of ATM debt                                              (4,750)            700
    Proceeds from stock options exercised and related tax
        benefits                                                                          1,221           3,144
    Redemption of preferred stock                                                          (607)           (440)
    Other, net                                                                             (443)           (137)
                                                                                   ------------    ------------

        Net cash provided by financing activities                                        14,597          44,989
                                                                                   ------------    ------------

Net decrease in cash and cash equivalents                                                (8,928)         (6,075)

Cash and cash equivalents at beginning of period                                         25,627          41,476
                                                                                   ------------    ------------

Cash and cash equivalents at end of period                                         $     16,699    $     35,401
                                                                                   ============    ============





                See notes to consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries (the "Company" or "ACS"). All material intercompany profits, transactions and balances have been eliminated. ACS is a nationwide provider of information technology services and electronic funds transfer ("EFT") transaction processing. The Company's information technology services include business process outsourcing, data processing outsourcing, image management solutions and information systems programming services. The Company provides its services to customers with time-critical, transaction-intensive information processing needs.

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

2.       ACQUISITIONS AND DIVESTITURES

         During the first nine months of fiscal 1997, the Company closed six acquisitions which were accounted for as purchases. Assets acquired, liabilities assumed and net purchase price of these acquisitions were $55.0 million, $9.6 million and $45.4 million, respectively. The Company financed a portion of the aggregate purchase price for these acquisitions through the issuance of 408,567 shares of unregistered Class A common stock.

         During the first quarter of fiscal 1997, the Company sold its community bank processing businesses within Texas and Louisiana which were a part of the Company's outsourcing business services. The Company fully reserved for the disposition of these businesses, which had historical annual revenues of $18.0 million, with a $3.8 million pre-tax charge to earnings in the fourth quarter of fiscal 1996. The divestitures netted the Company $2.7 million of cash in the first nine months of fiscal 1997.

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

4.       REVERSAL OF LITIGATION JUDGMENT

         In February 1997 the Texas Supreme Court, in a unanimous decision, overturned a lower court's judgment against the Company for which the Company had previously accrued approximately $6 million. A motion for reconsideration was filed by the plaintiffs; however, due to the strength of the unanimous decision and based upon its legal counsel's review thereof, the Company does not believe that the court's opinion will change. During the third quarter of fiscal 1997, the Company reversed this accrual to Other Operating Expenses.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


5.       NON-RECURRING CHARGE

         During the third quarter of fiscal 1997, the Company recorded a one-time charge of $6 million ($4.6 million in Other Operating Expenses and $1.4 million in Depreciation and Amortization) relating to the consolidation of two of its mainframe data centers and the upgrading of certain computer hardware and software to newer technology. The related assets were written down to their estimated fair values in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Such writedowns were required when the carrying value of assets currently held for use exceeded their expected future undiscounted cash flows, including expected cash flows resulting from eventual disposition.

6.       BALANCE SHEET RECLASSIFICATIONS

         In June 1996, the Company purchased 100% of the stock of The Genix Group, Inc. ("Genix"). At the time of the acquisition, the Company recorded a $30 million liability related to software license issues with a software vendor. Of the $30 million liability, $5 million was classified as short-term and the remaining $25 million was classified as long-term. During the third quarter of fiscal 1997, the Company agreed to a one-time cash settlement with the vendor resulting in the $30 million obligation being reduced to $23 million. This liability was reclassified as short-term at March 31, 1997 and was paid in April. The Company has also assessed and adjusted other assets and liabilities recorded in connection with the Genix acquisition, resulting in an immaterial adjustment to net assets. As such, these adjustments had no significant impact on third quarter fiscal 1997 earnings.

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

In February 1997, the Financial Accounting Standards Board adopted the Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Statement is effective for financial statements issued for periods ending after December 15, 1997 and specifies new standards for the computation and presentation of earnings per share. The Company's adoption of this standard will result in the dual presentation of "basic" and "diluted" earnings per share on the face of the Company's income statement. Diluted earnings per share calculated using the new standard is not expected to materially differ from primary earnings per share previously presented.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income as a percentage of revenues:

                                             Percentage of Revenues  Percentage of Revenues
                                               Three Months Ended      Nine Months Ended
                                                    March 31,              March 31,
                                             --------------------    --------------------
                                               1997        1996        1997        1996
                                             --------    --------    --------    --------
Revenues                                        100.0%      100.0%      100.0%      100.0%

Expenses:
     Wages and benefits                          38.3        42.4        38.4        39.6
     Services and supplies                       23.3        24.9        22.7        25.5
     Rent, lease and maintenance                 20.3        18.1        21.1        19.8
     Depreciation and amortization                5.9         3.5         5.1         3.8
     Other operating expenses                     0.4         1.1         1.4         1.2
                                             --------    --------    --------    --------
         Total operating expenses                88.2        90.0        88.7        89.9
                                             --------    --------    --------    --------

     Operating income                            11.8        10.0        11.3        10.1

Interest and other expenses, net                  1.0         0.4         0.9         0.2
                                             --------    --------    --------    --------

     Income before income taxes                  10.8         9.6        10.4         9.9

Income tax expense                                4.4         3.9         4.2         4.0
                                             --------    --------    --------    --------

     Net income                                   6.4%        5.7%        6.2%        5.9%
                                             ========    ========    ========    ========

COMPARISON OF THE QUARTER ENDED MARCH 31, 1997 TO THE QUARTER ENDED
MARCH 31, 1996

Revenues increased $57.3 million, or 58%, to $156.4 million in the quarter ended March 31, 1997 (the third quarter of the Company's 1997 fiscal year), from $99.1 million in the third quarter of fiscal 1996, due to acquisitions, internally generated sales and growth from existing customers. Of the 58% increase in revenue, 17% was from internal growth and 41% was from acquisitions. The Company acquired two businesses during the quarter, which had historical annual revenues of approximately $43.0 million. Eight business acquisitions have occurred since the third quarter of fiscal 1996. Revenues from these acquisitions were approximately $38.4 million for the quarter ended March 31, 1997.

Total operating expenses were $137.9 million in the third quarter of fiscal 1997, an increase of 54.8% from $89.1 million in the third quarter of fiscal 1996; however, operating expenses as a percentage of revenues decreased from 90.0% in the third quarter of fiscal 1996 to 88.2% in the third quarter of fiscal 1997.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Wages and benefits decreased from 42.4% of revenues in the third quarter of fiscal 1996 to 38.3% of revenues in the third quarter of fiscal 1997. Additionally, services and supplies decreased to 23.3% of revenues in the third quarter of fiscal 1997, compared to 24.9% of revenues in the third quarter of fiscal 1996. The decreases as a percentage of revenues are primarily due to the acquisition of Genix during June 1996 and economies of scale related to growth in the Company's outsourcing business line, which offsets the growth in the Company's more labor intensive professional services businesses.

Depreciation and amortization increased to 5.9% of revenues in the third quarter of fiscal 1997, compared to 3.5% of revenues in the third quarter of fiscal 1996. This increase is primarily attributable to a one-time charge during the third quarter of fiscal 1997 relating to planned data center consolidations and technology upgrades. The portion of this charge related to depreciation and amortization was $1.4 million.

Other operating expense decreased to 0.4% of revenues in the third quarter of fiscal 1997, compared to 1.1% of revenues in the third quarter of fiscal 1996. The decrease was due to the net effect of the reversal of the litigation accrual and the one-time charge for data center consolidations and technology upgrades.

Operating income increased $8.6 million, or 86.9%, to $18.5 million in the third quarter of fiscal 1997, compared to $9.9 million in the third quarter of fiscal 1996. The increase was due to the combination of increased internally generated sales and the eight acquisitions completed since the third quarter of fiscal 1996. The increase in operating income margin to 11.8% in the third quarter of fiscal 1997, from 10.0% in the third quarter of fiscal 1996, was due primarily to the acquisition of Genix and the realization of economies of scale in the outsourcing business line.

Interest and other expenses increased from $0.4 million in the third quarter of fiscal 1996 to $1.6 million in the third quarter of fiscal 1997. This increase can be attributed to an increase in net borrowings on the Company's revolving credit facility resulting from the acquisitions funded since the third quarter of fiscal 1996.

The Company's effective tax rate of approximately 41% exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1997 TO THE NINE MONTHS ENDED MARCH 31, 1996

Revenues increased $171.0 million, or 61%, to $450.7 million in the nine months ended March 31, 1997, from $279.7 million for the same period in fiscal 1996 due to acquisitions, internally generated sales and growth from existing customers. The Company acquired six businesses during the nine months ended March 31, 1997 which had historical annual revenues of approximately $62.0 million and generated $13.9 million of revenues for the nine month period ended March 31, 1997. Revenues from the eight businesses acquired since March 31, 1996 were $102.6 million for the nine months ended March 31, 1997.

Total operating expenses were $399.6 million for the nine months ended March 31, 1997, an increase of 58.9% from $251.4 million for the same period in fiscal 1996. Operating expenses as a percentage of revenue decreased slightly from 89.9% in fiscal 1996 to 88.7% in fiscal 1997.

Wages and benefits decreased slightly as a percentage of revenues due to the growth in the Company's outsourcing business line. Services and supplies decreased as a percentage of revenues from 25.5% for the first nine months of fiscal 1996 to 22.7% for the first nine months of fiscal 1997 due to the acquisition of Genix, acquisitions of several labor intensive businesses during the preceding twelve months and economies of scale as mentioned above. Depreciation and amortization increased to 5.1% of revenues in the first nine months of fiscal 1997, compared to 3.8% of revenues in fiscal 1996. This increase is due primarily to capital expenditures for computer hardware and software and goodwill recorded in connection with the Genix acquisition and a one-time charge during the third quarter of fiscal 1997 relating to planned data center consolidations and technology upgrades.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Operating income increased $22.8 million, or 80.6%, to $51.1 million for the first nine months of fiscal 1997, compared to $28.3 million in fiscal 1996. The increase was due to the growth in new business generated by the Company and acquisitions since the third quarter of fiscal 1996. The operating income margin also increased to 11.3% for the first nine months of fiscal 1997, from 10.1% for the first nine months of fiscal 1996 due to the success of recent acquisitions and increased realization of economies of scale.

Interest and other expenses increased from $0.6 million in the first nine months of fiscal 1996 to $4.4 million in fiscal 1997. This increase can be attributed to an increase in net borrowings on the Company's revolving credit facility resulting from acquisitions funded since the third quarter of fiscal 1996.

The Company's effective tax rate of approximately 41% exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's liquid assets, consisting of cash and cash equivalents, totaled $21.0 million compared to $34.7 million at June 30, 1996. These liquid assets included $4.4 million ($9.1 million at June 30, 1996) borrowed under a revolving credit facility ("ATM Cash Facility") for use in the Company's automated teller machines ("ATMs"). Working capital was $43.1 million and $50.0 million at March 31, 1997 and June 30, 1996, respectively, and decreased due to the reclassification of a liability to a software vendor. This issue was resolved in March 1997, at which time the liability was reclassified from long-term to short-term liabilities.

Net cash provided by operating activities was $43.3 million for the first nine months of fiscal 1997, compared with $11.0 million provided by operating activities during the first nine months of fiscal 1996. The improvement is primarily due to increased earnings, reduction in ATM cash and a decrease in deferred tax assets. The deferred tax asset reduction relates primarily to the Genix acquisition for which tax amortization and depreciation deductions exceed book expense. Net cash used in investing activities increased by $4.7 million over the prior year nine month period, primarily due to an increase in acquisitions, offset by a reduction in capital expenditures. The current period included $42.8 million paid for acquisitions and $27.5 million paid for capital expenditures. Net cash flow from financing activities decreased $30.4 million, primarily due to a secondary offering of 1.8 million shares of Class A common stock which netted the Company $68.3 million in the third quarter of fiscal 1996. This was offset by an increase in borrowings during the first nine months of fiscal 1997 for the acquisitions mentioned previously.

The Company has an available line of credit of $125 million under an unsecured revolving credit facility (the "Credit Facility"). Borrowings under the Credit Facility as of March 31, 1997 were $69.7 million. After considering outstanding letters of credit and the $23 million payment made to the aforementioned software vendor in early April, the Company has approximately $21.2 million available for use under the Credit Facility. The Company has an ATM Cash Facility of $11 million, of which $4.4 million was outstanding as of March 31, 1997. This facility expires December 1997. The Company also has three vault cash custody agreements with financial institutions which provide the use of up to $58.0 million in cash for use in Company-owned ATMs. The amount of cash outstanding under the cash custody agreements at March 31, 1997 was approximately $38.5 million and is not an asset or liability of the Company and therefore not recorded on the accompanying consolidated balance sheets.

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

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         a) On October 31, 1995, the Fifth District Court of Appeals in Dallas, Texas (the "Court of Appeals") affirmed the judgment of the trial court in the matter styled ACS Investors, Inc., et. al.
              v. Thomas McLaughlin and John Lazovich. The trial court had rendered a verdict in favor of Messrs. McLaughlin and Lazovich on causes of action for tortious interference with an acquisition agreement entered into by Messrs. McLaughlin and Lazovich and First Texas Savings Association in 1986 related to the acquisition of an electronic benefit transfer business. The total amount of the judgment against the Company, ACS Government Services, Inc., Darwin Deason and J. Livingston Kosberg, a former director of the Company, including interest, is approximately $9.5 million, which includes $3 million in actual damages and $1.5 million in exemplary damages. The Company has indemnified Mr. Deason and Mr. Kosberg from any liability arising from the suit.

              The Company pursued its appeal of the judgment before the Texas Supreme Court in October 1996. On February 21, 1997, the Texas Supreme Court issued its opinion on this appeal, reversing the verdict and rendering in favor of the Company. The plaintiffs subsequently filed a motion for reconsideration with the Texas Supreme Court. The Texas Supreme Court has not yet issued its opinion on this motion.

         b) On May 22, 1996, a former employee of Gibraltar Savings Association ("GSA") filed suit in Texas state court alleging entitlement to 6,467 shares of the Company's Class A common stock pursuant to options issued to certain GSA employees in 1988 in connection with a former data processing services agreement between GSA and the Company. Subsequently, sixteen additional former GSA employees filed a similar suit alleging entitlement to 310,996 shares of the Company's Class A common stock, which together with the other shares represent less than 0.9% of the outstanding common stock and common stock equivalents of the Company. The Company believes that is has meritorious defenses to all or substantial portions of plaintiffs' claims and plans to vigorously defend against these lawsuits.

         c) The Company is subject to certain legal proceedings, claims and disputes which arise in the ordinary course of its business. Although the Company cannot predict the outcomes of these legal proceedings, the Company's management does not believe these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity. However, if unfavorably resolved, these proceedings could have a material adverse effect on the Company's financial position, results of operations and liquidity.

Item 2.  Changes in Securities

              On March 1, 1997, the Company, through its 70% owned subsidiary, Technical Directions, Inc., acquired all of the capital stock of Wesson, Taylor, Wells & Associates, Inc., a privately owned company based in Charlotte, North Carolina and in the business of supplying contract programming and consulting services. Consideration given for the stock included cash plus 264,423 shares of the Company's Class A common stock at $20.80 per share. The Company issued the Class A common stock in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

              On March 31, 1997, the Company acquired all of the capital stock of Intelligent Solutions, Inc., a privately owned company based in Fairfax, Virginia and in the business of providing LAN services to a majority of the members of the U.S. Congress, the White
              House and to executive branch agencies. Consideration given for the stock included cash plus 144,144 shares of the Company's

              Class A common stock at $20.81 per share. The Company issued the Class A common stock in reliance on the exemption provided in
              Section 4(2) of the Securities Act.



Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits:

              11.1 Earnings per Share.

              27   Financial Data Schedule

         b)   Reports on Form 8-K

              The Company did not file any current report on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 1997.



                                     AFFILIATED COMPUTER SERVICES, INC.



                                     By:   /s/ Mark A. King
                                        ------------------------------------
                                           Mark A. King
                                           Executive Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
--------            -----------
  11.1           Earnings per Share

  27             Financial Data Schedule