Form 10-K405
period 1997-06-30
AFFILIATED COMPUTER SERVICES INC
filed 1997-09-29
CIK 2135

===============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                 --------------

                                   FORM 10-K

                                 --------------

   MARK ONE    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     [X]                 SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from  _____ to _____.
                         Commission file number 0-24787

                       AFFILIATED COMPUTER SERVICES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                              51-0310342
    -------------------------------     ------------------------------------
    State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization

                               2828 NORTH HASKELL
                              DALLAS, TEXAS  75204
                    (Address of principal executive offices)
                                   (Zip Code)

                                  214-841-6111
              (Registrant's telephone number, including area code)

                                 --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of exchange on
           Title of each class                       which registered
    -------------------------------            -----------------------------
       Class A common stock, par
          value $.01 per share                    New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                                 --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes[X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

    As of September 24, 1997, 29,495,859 shares of Class A common stock were outstanding. The aggregate market value of the 29,430,047 shares of Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of such date, approximated $796,450,647.

DOCUMENTS INCORPORATED BY REFERENCE: Information required by Part III of this document is incorporated by reference to certain portions of the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on or about December 16, 1997 (to be filed).



===============================================================================

                       AFFILIATED COMPUTER SERVICES, INC.
                                   FORM 10-K
                                 JUNE 30, 1997


                                                                                                      PAGE
                                                                                                      ----
PART I
     Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
     Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
     Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
     Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . .    10

PART II
     Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters  . . . . .    11
     Item 6.   Selected Consolidated Financial Data . . . . . . . . . . . . . . . . . . . . . . . .    12
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of              12
                    Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
     Item 8.   Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . .
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    16

PART III
     Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . .    16
     Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
     Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . .    16
     Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .    16

PART IV
     Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K  . . . . . . . . .    17

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Affiliated Computer Services, Inc. (the "Company" or "ACS") based in Dallas, Texas and with offices throughout the United States and in Europe and Mexico, provides information technology services and electronic funds transfer ("EFT") processing. The Company's information technology services include data processing outsourcing, image management solutions and professional services. The Company's services are provided to customers with time-critical, transaction-intensive information processing needs. ACS' revenues from continuing operations increased from $189.1 million in fiscal 1993 to $624.5 million in fiscal 1997, and income from continuing operations increased from $9.3 million to $38.5 million during the same period.

    The Company's data processing outsourcing services are provided to a variety of customers nationwide, including retailers, healthcare providers, telecommunications companies, wholesale distributors, manufacturers, utilities, financial institutions and insurance companies. The Company utilizes a variety of third party industry-standard software packages that can be matched with the appropriate hardware platform to provide flexible and cost-effective solutions to customer requirements. ACS is capitalizing on the trend toward client-server computing by providing consulting and transitional outsourcing services, including network and desktop computer management, to companies that are changing to these distributed platform environments. The Company offers image management services such as electronic imaging, document imaging, record storage and retrieval services, micrographics processing services and high speed data capture services. ACS' professional services include contract programming and technical support, as well as network design and systems integration. The Company's EFT transaction processing business consists primarily of the operation of a proprietary automated teller machine ("ATM") network consisting of Company owned ATMs as well as ATMs owned by third parties. According to an industry publication, the Company's MoneyMakerSM ATM network is the second largest non-bank ATM network in the United States. The Company operates a national network of host and remote data centers that enables ACS to process transactions for its outsourcing and EFT customers in a rapid, cost-effective manner.

    ACS was formed in 1988 to participate in the trend to outsource information processing to third parties to enable businesses to focus on core operations, respond to rapidly changing technologies and reduce data processing expenses. The Company's business strategy is to continue to lower its unit processing costs by expanding its customer base through both internal marketing and the acquisition of complementary companies. Since inception, the Company has completed 33 acquisitions, which have resulted in geographic expansion, growth and diversification of the Company's customer base, expansion of services and products offered, and increased economies of scale. Approximately two-thirds of the increase in the Company's revenues for the five years ended June 30, 1997 has been attributable to acquisitions. The Company's marketing efforts focus on developing long-term relationships with customers that choose to outsource various information processing requirements, as well as on expanding services offered to existing customers.

MARKET OVERVIEW

    The Company believes that the demand for third-party information processing services has grown substantially in recent years and will continue to increase in the future as a result of financial, strategic and technological factors. These factors include: (i) the increasing complexity in the systems environment, (ii) the desire by businesses to take advantage of the latest advances in technology without the cost and time commitment required to maintain an in-house system, (iii) the increasing requirements for rapid processing and communication of large amounts of data to multiple locations,
(iv) the increasing attention by businesses to control costs, causing them to compare the fully allocated cost of in-house processing with the cost of outsourcing and (v) the desire of organizations to focus on their primary competencies. According to a published market research report, the size of the U.S. information systems outsourcing market is estimated to be $26 billion in 1997.

    The Company participates in all segments of the image management market, primarily as a provider of micrographics products and services, and as a provider of electronic imaging products and services. According to an industry trade association, the market for image management products and services was approximately $9.5 billion in 1997.

    As a result of rapid technological change in the Company's markets, the Company expects continued strong demand for third-party professional programming and consulting services. Because ACS provides professional services to customers with mainframe environments as well as with newer client-server and network applications, the Company believes that it is well-positioned to expand its services in current locations as well as in new geographic markets. According to a published market trend forecast, the worldwide market for professional/information technology services, excluding Year 2000 compliance services, was $118 billion in 1995 and is projected to grow to $258 billion by the year 2000.

    EFT transaction processing involves the on-line processing of transactions initiated by a consumer at a terminal using a debit or credit card issued by the consumer's financial institution. Various transactions, including cash withdrawals, transfers and balance inquiries, are authorized and performed with immediate posting to the consumer's accounts. Usage of ATMs located at financial institutions and retail stores has increased during recent years. According to an industry publication, there were over 153,000 ATMs deployed in the United States as of December 31, 1996. Transaction volume has grown in recent years due to an increase in the number of ATMs deployed, the number of cardholders and the frequency of use by cardholders.

    The Company's revenues from continuing operations derived from information technology services and EFT transaction processing are shown in the following table:

                                                                  Year ended June 30,
                                        -----------------------------------------------------------------------
                                            1997           1996          1995           1994           1993
                                        -----------    -----------    -----------    -----------    -----------
                                                                    (in thousands)
Information Technology Services:
  Outsourcing                           $   293,349    $   182,365    $   174,136    $   152,204    $   118,518
  Image management services                 145,540         96,730         65,897         62,871         26,909
  Professional services                      92,702         48,919          8,703              -              -
                                        -----------    -----------    -----------    -----------    -----------
                                            531,591        328,014        248,736        215,075        145,427
EFT Transaction Processing                   92,942         68,495         64,445         55,980         43,637
                                        -----------    -----------    -----------    -----------    -----------
    Total                               $   624,533    $   396,509    $   313,181    $   271,055    $   189,064
                                        ===========    ===========    ===========    ===========    ===========


BUSINESS STRATEGY

    The key components of the Company's business strategy include the following:

     o Expand Customer Base - The Company seeks to develop long-term relationships with its customers by leveraging its expertise with multiple services and product offerings to provide complete information technology services. The Company's primary focus is on increasing its revenues by adding large-volume transaction processing customers.

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

INFORMATION TECHNOLOGY SERVICES

Outsourcing Services

    The Company offers a diverse set of outsourcing solutions to businesses desiring to achieve reductions in data processing costs and/or improvements in the quality of data processing. The Company's principal outsourcing service is the delivery of data processing services on a remote basis from host data centers with sufficient computer processing (mainframe and other) capacity to deliver significant cost savings to customers. The principal services provided include both on-line and batch processing of data and network management assistance. The mission-critical application systems processed by the Company for its customers include financial, human resources, retail and wholesale inventory distribution, manufacturing, healthcare management, transportation management, commercial and residential telephone billing, mortgage portfolio information and software development systems.

    The Company's target market for data processing outsourcing services consists of medium- to large-sized commercial organizations with time-critical transaction-intensive information processing needs. The Company provided data processing outsourcing services to approximately 500 customers as of June 30, 1997, including retailers, healthcare providers, telecommunications companies, wholesale distributors, manufacturers, utilities, financial institutions and insurance companies. The primary geographic market for the Company's data processing services is the United States, although the Company evaluates international opportunities from time to time. Because of the high-speed and high-capacity capabilities of the telecommunications networks available to the Company, its primary host data centers located in Dallas, Texas; Rancho Cordova, California; Pittsburgh, Pennsylvania and Charlotte, North Carolina are able to serve customers throughout the United States.

    The Company typically outsources a customer's in-house data processing operation by migrating the processing workload to one of the Company's data centers over a period of three to six months, and in some instances the Company acquires the customer's data processing assets and hires certain customer personnel. In a facilities management arrangement, which is less common, Company personnel manage and operate a data center on the customer's site. In most instances, the customer maintains and enhances its application programs and schedules and initiates processing, using computer and network resources provided by the Company. In other instances, the Company maintains and enhances application programs for the customer. The Company owns certain proprietary applications software which the Company uses to provide services to customers, including telecommunications service providers. The software is not licensed to customers or third parties. The Company also licenses software provided by various software vendors under perpetual or renewable term licenses. The Company does not believe it is significantly dependent upon any proprietary software with respect to its outsourcing services and believes that, as to software licensed to the Company, sufficient alternative software products are generally available for licensing by the Company. However, there can be no assurance that the Company will be able to obtain such alternative software products on a timely basis or without incurring additional expense. The Company's data center hardware and systems software platforms are also made available to customers, such as software development companies, which desire to purchase processing resources on an as-required basis. The Company processes its customers' data on a variety of hardware platforms.

    The Company's commercial data processing services are typically provided pursuant to multi-year contracts and are typically priced on a resource utilization basis rather than on the basis of accounts or transactions processed. Resources utilized include processing time, professional services, hardware, data storage and retrieval requirements, and output volume required for processing.

    In recent years new client-server platforms (networks of personal computers and workstations) have been developed that may, for some applications, provide more flexibility to customers than is available from mainframe processing. To the extent these new platforms are less costly than mainframe processing, customers may choose to move portions of their processing requirements to their own in-house client-server systems. However, the Company believes mainframe processing services will continue to be important for many applications, and that new opportunities will be presented for outsourcing both client-server and mainframe platforms for complementary use. In addition, recent advances in technology have made mainframe platforms, in the Company's view, more cost-competitive with client-server systems. During fiscal year 1997, the majority of new outsourcing contracts have included substantial applications of client-server technology, desktop management, mid-range computing and network management in addition to mainframe outsourcing.

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

    Image Management uses several types of hardware and software to deliver its services, including electronic subscription-based image processors, microfilm processors and duplicators, rotary, planetary and step-and-repeat cameras, COM (computer output to microfiche) recorders, optical scanning equipment and client-server and personal computers. The Company delivers these services from 40 service centers in 24 states.

    Imaging services are generally priced based upon the volume of information and images (document pages, COM frames, microfilm rolls) processed, stored or retrieved. Dataplex currently provides services and products to more than 12,500 customers nationwide. Financial institutions represent approximately one-half of the Image Management customer base. Services generally are provided under one-year renewable contracts, with the exception of major accounts which operate under multi-year contracts with initial terms of three years. Imaging equipment and supplies are sold to customers on an as-needed basis. Microfilm is the largest component of supplies sales and is sold to customers who use microfilm in conjunction with other image management services.

    In March 1996, the Company acquired a majority interest in Unibase Technologies, Inc. ("Unibase"), a Utah-based provider of high speed data capture services. Using state-of-the-art image transmission, storage and retrieval technology, millions of information records are digitized and transmitted daily from customer locations for high-speed conversion and database update. As of June 30, 1997, Unibase employed over 2,700 full-time equivalent employees and captured over 150 million characters of data each day for approximately 125 customers at 17 service centers in 11 states and in Mexico.

Professional Services

    Through its purchase in January 1995 of a majority interest in The Systems Group, Inc. ("TSG"), a Dallas-based professional services provider, the Company enhanced its ability to offer its customers high quality professional services. Today, the Company's professional services include contract programming, technical support, marketing support, as well as network design and installation services. These services are generally priced to customers on a time and materials basis. The Company further expanded its geographic presence with the acquisition of Technical Directions, Inc., a San Diego-based professional services provider, in September 1995 and Wesson, Taylor, Wells & Associates, Inc., a Charlotte, North Carolina based staff-augmentation business, in March 1997. TSG was renamed Technical Directions, Inc. ("TDI") in 1996 and currently has approximately 590 employees in offices located in Dallas and Houston, Texas; Atlanta, Georgia; Chicago, Illinois; San Diego, California; Charlotte and Raleigh, North Carolina; Phoenix, Arizona and Philadelphia, Pennsylvania.

    TDI provides a variety of clients with professional services allowing such clients the opportunity to use a planned, flexible workforce, either through staff augmentation or by serving as a client's in-house development staff. Due to the nature of the work performed, TDI's professional services are generally offered on an hourly rate basis to a changing client base under short-term contractual arrangements. TDI's ability to deliver high-level skill sets and proven methodologies enhance ACS' ability to offer complementary services to clients and prospects dealing with technological change.

    Through its acquisition of Medianet, Inc. in August 1995 and Pinpoint Marketing, Inc. in September 1996, the Company has built a leadership position in the trade marketing service industry. The Company's proprietary software supports program planning and development and administration of co-op advertising, incentive, fulfillment and other promotional programs that build brand equity and increase market share to over 100 clients, including many Fortune 100 companies.

    The Company further expanded its professional services offerings with the purchase of a majority interest in The LAN Company ("Lanco") in December 1995 and Intelligent Solutions, Inc. ("ISI") in March 1997. Lanco, based in Philadelphia, is a provider of network design and installation services and document management systems to law firms and other commercial customers in the Northeast. ISI is a Washington, D.C. based provider of client-server solutions, primarily to the U.S. Congress, the White House and other Executive Branch agencies. These acquisitions are part of the Company's strategy to bolster its presence in the local area/wide area network market.

EFT TRANSACTION PROCESSING SERVICES

    The Company engages in the EFT transaction processing business both as a third-party processor for financial institutions and retailers and on the Company's own behalf. The Company's EFT business is conducted primarily through its MoneyMaker(SM )ATM network, which has been operated by the Company since its formation in 1988. Based on an industry publication, the Company's MoneyMaker(SM) ATM network is the second largest non-bank ATM network in the United States. Of the 11,281 ATMs in the MoneyMaker(SM )ATM network as of June 30, 1997, 1,065 are owned by the Company and 10,216 are processed by the Company on behalf of other owners. Approximately 124 million ATM and point-of-sale transactions were processed in the network during the year ended June 30, 1997 (up from 102 million during the year ended June 30, 1996). The Company also provides ATM maintenance services to its MoneyMaker(SM )ATM network customers, as well as to owners of ATMs in other networks. In addition, the Company's EFT processing business includes electronic benefit transfer ("EBT") services provided primarily to government agencies.

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

    Throughout these steps, the Company charges various fees that may be in addition to any fees that the Card Issuer or other ATM processor might charge the customer. When the Company processes the transaction for non-Company owned ATMs and is also the Card Issuer's processor, it receives an authorization fee from the Card Issuer for authorizing the transaction and updating the cardholder's account information and a processing fee from the ATM owner. When the Company is the ATM owner, it receives an interchange fee and an authorization fee from the Card Issuer and may elect to charge the cardholder a convenience fee to be added to the transaction withdrawal amount. The Company also receives a switch fee from the Card Issuer for processing transactions in which the Card Issuer and the ATM owner are not processed by the same processor, requiring the transaction to be switched to another network and routed to another switch for authorization. Recently, certain legislation and regulations have been proposed which, if enacted, may affect such fees charged by the Company or may reduce the number of ATMs operated, thereby affecting revenues generated by the Company from ATM-related transactions.

    The Company markets its EFT services to financial institutions and retailers, primarily in the southern United States. At June 30, 1997, the Company processed 1,181 MoneyMaker(SM) network ATMs and approximately 1.5 million card accounts for approximately 370 financial institution customers located in Arkansas, Louisiana, Mississippi, New Mexico, North Carolina and Texas. ATMs owned by financial institutions are most often located on the premises of the financial institution or its branches. MoneyMaker(SM) ATMs owned by ACS are generally located in retail locations such as convenience stores and grocery stores. The Company typically signs three- to seven- year contracts with retailers for the right to place ATMs in retail store locations. In exchange, the Company pays the retailer a share of the transaction-based fee revenue. At June 30, 1997 the Company had approximately 1,065 ATMs in retail locations throughout 11 states. ACS is typically required to provide cash to operate the ATMs it owns. This cash is provided by borrowings under a revolving ATM cash facility and vault cash custody arrangements with financial institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

    In addition to the high volume, full service ATMs described above, the Company deploys alternative ATM devices throughout the United States that are capable of operating with a lower volume of transactions per machine compared to traditional higher volume, full service machines. Utilizing cost-saving features such as retailer cash loading and dial- up communications, these devices make ATM services financially viable for retail locations generating less than half the transaction volume of typical ATM installations. The Company's retail customers own these devices, enabling them to receive the associated fees, while paying the Company for terminal driving services. As of June 30, 1997, approximately 9,020 low volume ATMs had been installed in primarily retail sites in 48 states.

    Through arrangements with a number of independent sales organizations, ACS continues to grow its EFT network through the sale, placement and processing of a variety of available ATMs. The Company expects a significant portion of the future growth in its ATM network will be attributable to non-Company owned ATMs.

    The number of financial institutions for which the Company provides EFT processing services has grown 34% since June 1994, and the number of ATMs in the network has more than quadrupled since June 1994. The following table illustrates the growth of the Company's MoneyMaker(SM) ATM network since July 1, 1994:

                                                                               As of and for the
                                                                              Year ended June 30,
                                                                --------------------------------------------
                                                                    1997             1996             1995
                                                                -------------    -------------    ----------
Financial Institutions using MoneyMaker(SM)                              369              356            303

ATMs:
  At Financial Institutions                                            1,181              759            618
  At Retail Locations                                                 10,100            5,451          2,424
                                                                -------------    -------------    ----------
    Total ATMs                                                        11,281            6,210          3,042

Average Monthly ATM Transactions                                   9,653,000        8,179,000(1)  10,040,000


(1) Bank of America Texas, N.A. ("B of A Texas") accounted for approximately 300 ATMs and over 2.2 million average monthly transactions prior to their deconversion, which began in February 1995. As of June 30, 1995, all of the B of A Texas ATMs had been deconverted. See Note 12 of the Notes to the Company's Consolidated Financial Statements.

    MoneyMaker(SM) ATM network processing contracts generally provide for an initial term of three to five years and automatically renew unless notice of non-renewal is given prior to expiration. Charges for services are based primarily on the volume of transactions processed and are collected daily. Certain charges are paid monthly. The Company generally is permitted to raise prices on an annual basis subject to limits based on a specified consumer price index.

    As of June 30, 1997, the Company provided ATM maintenance services to 423 customers, 98 of which were also EFT processing customers. As of June 30, 1997, the Company's 155 technicians maintained approximately 6,300 ATM terminals of various types in 28 states, approximately one-half of which were also processed by ACS through its MoneyMaker(SM) ATM network. In addition to maintenance services, the Company provides armored car services for ATM cash replenishment by subcontracting with major armored car companies. The Company enters into standard ATM maintenance contracts with its customers that generally provide for a minimum initial term of three years. The contracts automatically renew for one year at the end of the initial or any renewal term unless either party elects to cancel the agreement 60 days prior to the contract's expiration.

    The Company provides EBT transaction processing services to governmental agencies through its subsidiary, ACS Government Services, Inc. ("Government Services"). EBT systems deliver welfare and other government benefits electronically using a debit-like card, rather than by check or other printed vouchers. EBT services are designed to increase the efficiency of government distribution of welfare and other benefits to recipients and to reduce system fraud and abuse.

DATA AND SERVICE CENTERS

    The Company's outsourcing, EFT and electronic image management services are provided through the Company's extensive national data and service center network, which comprises 4 host data centers, 10 remote data centers, and 55 image management service centers (in 28 states and Mexico), as well as an extensive telecommunications network.

    The Company's multi-platform host data centers have a combined processing capacity of over 4,400 MIPS (millions of instructions per second). Hardware and systems software platforms currently operated by the Company include a broad range of on-line IBM-MVS, IBM-DOS, IBM-VM, IBM-AS400, IBM-RISC 6000, DEC, Tandem/Guardian and UNIX processing environments. To compete effectively in the rapidly changing technology market, it is critical that the Company implement and maintain these multiple hardware and software platforms. The Company continually plans for testing and implementation of new technology and emphasizes flexibility in structuring the services it offers using new technology.

    In August 1994, the Company entered into an enterprise-wide ten-year software license with a large provider of mainframe systems and client-server software. The terms of the license make all of the provider's mainframe systems software available to the Company and allow the Company's outsourcing customers to operate these products under the Company's license instead of under separate licenses maintained by the customers. The Company also is appointed as a reseller of the provider's client-server software. The Company pays an annual license fee composed of fixed minimum fees plus a percentage of the annual incremental increases in the Company's outsourcing revenues. The Company has also entered into six additional multi-year software license agreements with various providers. These agreements, which vary in term, generally provide favorable pricing and added functionality.

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

CUSTOMER BASE

    The Company achieves growth in its data processing revenues and customer base through marketing and acquisitions of other information processing companies. Customers may be lost at the expiration of a contract due to conversion to a competing processor or to an in-house system. Prior to contract expiration, customers may be lost due to, among other things, business failure or acquisition. For the year ended June 30, 1997, no customer of the Company represented over 5% of the Company's revenues.

    As of June 30, 1997, the Company had over 14,000 information technology customers, including approximately 500 outsourcing customers. In addition, the Company provides EFT Services to approximately 9,370 customers, consisting of 369 financial institution ATM customers, approximately 8,580 retail ATM customers and 423 ATM maintenance customers.

    Approximately 88%, 90% and 95% of the Company's revenues for fiscal 1997, 1996 and 1995, respectively, were recurring. Recurring revenues are defined by the Company as revenues derived from services that are used by the Company's customers each year in connection with their ongoing businesses, and accordingly exclude conversion and deconversion fees, software license fees, product installation fees and hardware sales.

    The Company's five largest customers accounted for approximately 15%, 16% and 27% of the Company's fiscal 1997, 1996 and 1995 revenues, respectively.

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

    As of June 30, 1997, the Company's sales force included 21 sales representatives for outsourcing services, 36 sales representatives for image management services, 40 sales representatives for professional services and 23 sales representatives for EFT transaction processing services.

    The Company markets its information processing services by designing custom-tailored solutions that are attractive to the customer in terms of features, quality of service and price. In addition, the Company provides its information processing customers with extensive support. For its outsourcing customers, the Company provides (i) a technical support group to assist customers in evaluating their unique needs and in recommending and implementing solutions, (ii) a production control group to handle the adaptation of customer application systems to the Company's data processing centers and (iii) on-site operations analysts to assist with problems and specific processing needs. The Company makes available to its outsourcing customers a seven-day, 24-hour help desk to provide network management assistance and to assist in defining problems, recommending changes and assigning problem resolution responsibility to an employee of the Company. Other customer support services such as data storage management, data security and off-site disaster recovery coordination are offered to all of the Company's information processing customers through the Company's technical staff.

    The Company commits substantial capital and resources to the customization, enhancement and maintenance of the software systems which support its outsourcing and image management services. The Company believes that its commitment to software development and enhancements has been, and will be, a competitive factor in the outsourcing and image management businesses.

COMPETITION

    ACS faces substantial competition in its outsourcing, image management, professional services and EFT transaction processing businesses. The most significant competitive factors are reliability and quality of services, technical competence and price of services. In connection with certain large outsourcing contracts, the Company may be required to purchase data processing assets from the prospective customer or to make an investment in the securities issued by the prospective customer in order to obtain their contracts. Many of the Company's competitors have substantially greater resources and thus, may have a greater ability to obtain customer contracts where sizable asset purchases or investments are required. In recent years several large hardware vendors have begun to compete directly in the outsourcing business. To maintain competitive prices, the Company is required to operate with efficient and low overhead, and it must acquire and maintain a significant customer base and account/transaction base to achieve sufficient economies of scale. The Company's competition for outsourcing contracts consists of (i) the first-tier outsourcers, including Electronic Data Systems Corporation ("EDS") and Computer Sciences Corporation, (ii) mid-sized divisions of large corporations, such as MCI, Lockheed-Martin and GE Capital and (iii) other smaller, regional competitors.

    The market for contract programming and staff-augmentation is fragmented and highly competitive, with limited barriers to entry. Within its local markets, TDI actively competes with small specialized firms as well as with large competitors with a wider range of staffing services. The Company believes that the key competitive factors in obtaining and retaining clients include the ability to understand job requirements, deliver appropriate skill sets in a timely manner and price services effectively. The Company must also compete for qualified personnel through competitive wages and by maintaining a consistent demand for the skills recruited.

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

EMPLOYEES

    As of June 30, 1997, the Company and its subsidiaries had over 7,030 full-time equivalent employees. Approximately 176 production and maintenance employees in Dataplex's Flora, Mississippi records center are represented by the Southern Council of Industrial Workers. A collective bargaining agreement exists, and the Company does not anticipate a work stoppage or strike. Other than the approximately 176 Dataplex employees, none of the Company's or its subsidiaries' employees are currently represented by a union, and there have been no work stoppages or strikes. Management considers its relations with employees to be good.

GOVERNMENT REGULATION

    The Company is not directly subject to federal or state regulations specifically applicable to financial institutions. As a provider of services to financial institutions, however, the Company's outsourcing and EFT operations are examined from time to time by various state and federal regulatory agencies. These agencies make recommendations to the Company regarding various aspects of its operations, and generally, the Company implements such recommendations. The Company also arranges for an annual independent examination of its major data processing facilities.

    The Company's ATM network operations are subject to federal regulations governing consumers' rights with respect to ATM transactions. Fees charged by ATM owners are currently regulated, and similar legislation which would regulate or eliminate certain ATM fees has been proposed by the federal government and by several states. There can be no assurance whether such regulations or legislation will be enacted in the future or that existing consumer protection laws will not be expanded to apply to fees charged in connection with ATM transactions. However, if such legislation were enacted, the number of ATMs operated nationwide (or within the geographic areas affected by the legislation) could be significantly reduced. This could adversely affect the Company's revenues and income as they relate to the Company's EFT transaction processing business.

ITEM 2.  PROPERTIES

    The Company's executive offices are located in Dallas, Texas at a facility of approximately 587,000 square feet, which also houses a host data center and other operations. The Company also has primary host data centers in Rancho Cordova, California; Pittsburgh, Pennsylvania and Charlotte, North Carolina which encompass an aggregate of 198,000 square feet of space. These latter three data centers are leased and have terms that expire beginning November 1999 and ending April 2011. The Company leases seven remote data centers with varying expiration terms, ranging from approximately 4,430 square feet to 56,800 square feet which are located in Boston, Massachusetts; New York (2), Woodbury and Utica, New York; Austin, Texas and Salt Lake City, Utah. The Company leases 55 image management service centers located throughout the United States ranging from 277 square feet to 27,746 square feet, also with varying expiration terms. In connection with its image management business, the Company owns a records center on 334 acres of land with 38 underground storage bunkers and leases another 199 acres of land with 23 underground storage bunkers in Flora, Mississippi expiring December 2010. The Company also leases 49 other facilities used for office or warehouse space ranging from 450 square feet to 68,253 square feet with varying expiration terms. All properties leased or owned by the Company are in good repair and in suitable condition for the purposes for which they are used.

ITEM 3.    LEGAL PROCEEDINGS

    On February 21, 1997, the Texas Supreme Court, in a unanimous decision, overturned a lower court judgment against the Company, its Chairman and a former director. The judgment originated from a matter styled ACS Investors, Inc. et al v. Thomas McLaughlin and John Lazovich, where the trial court rendered a verdict in favor of Messrs. McLaughlin and Lazovich on causes of action for tortious interference with a 1986 agreement related to the acquisition of an EBT business. The total amount of the judgment was approximately $9.5 million, including pre- and post-judgment interest. The Company pursued its appeal of the judgment through the Fifth District Court of Appeals in Dallas, Texas and then with the Texas Supreme Court, culminating in the favorable decision in February 1997. The plaintiffs' motion for reconsideration by the Texas Supreme Court was subsequently denied.

    Eighteen former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, "GSA/FTSA") have brought suit in Texas state court alleging entitlement to 336,864 shares of the Company's Class A common stock pursuant to options issued to GSA/FTSA employees in 1988 in connection with a former data processing services agreement between GSA/FTSA and the Company. The Company has received demands from two other former GSA/FTSA employees with respect to similarly situated options covering 38,801 shares of the Company's Class A common stock, and there are seven other former GSA/FTSA employees who were issued similarly situated options allegedly covering 129,631 shares of the Company's Class A common stock. The per share exercise price for each of these options, as adjusted for the Company's 1994 reclassification and its 1996 two-for-one stock split, is alleged to be $.38. The Company believes that it has meritorious defenses to all or substantial portions of these matters and plans to vigorously defend against them.
However, should the proceedings not be favorably resolved, the Company may be subject to a material non-cash charge.

    On October 10, 1995, the Company filed a counterclaim against National Convenience Stores, Incorporated ("NCS") alleging that NCS had breached a contract with the Company and seeking unspecified damages. This counterclaim was filed in response to an action filed by NCS against the Company in the 101st Judicial District Court in Dallas, Texas seeking a declaratory judgment that NCS is not contractually obligated to allow the Company to review and match any third party proposal to process automated teller machines in NCS stores upon expiration of the contract with the Company, pursuant to its terms, on December 1, 1995. On March 12, 1997 the Company added NationsBank as a defendant in the counterclaim. The Company intends to vigorously oppose this action and to pursue the claims asserted in the counterclaim.

    In addition to the foregoing, the Company is subject to certain other legal proceedings, claims and disputes which arise in the ordinary course of its business. Although the Company cannot predict the outcomes of these legal proceedings, the Company's management does not believe these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity. However, if unfavorably resolved, these proceedings could have a material adverse effect on the Company's financial position, results of operations and liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fiscal fourth quarter covered by this report, no matter was submitted to a vote of security holders of the Company.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The Company's Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "AFA." The following table sets forth the high and low sales prices of the Company's Class A common stock for the last two fiscal years as reported on the Nasdaq Stock Market's National Market through February 1997 and thereafter on the NYSE, and have been retroactively adjusted for the two-for-one stock split which occurred in November 1996.

Fiscal year ended June 30, 1997           High                Low
----------------------------------------------------------------------------

First Quarter                             32                  21  1/8

Second Quarter                            32                  24  3/4

Third Quarter                             30  1/4             19  1/2

Fourth Quarter                            28  5/8             20  3/4

Fiscal year ended June 30, 1996           High                Low
----------------------------------------------------------------------------

First Quarter                             16  1/8             13  7/8

Second Quarter                            19  1/4             14  3/8

Third Quarter                             21  1/2             16  7/8

Fourth Quarter                            26  7/8             20  3/4

    On September 24, 1997, the last reported sales price of the Company's Class A common stock as reported on the New York Stock Exchange was $27 1/16 per share.

    To date, the Company has not paid any dividends on its common stock. The Company intends to continue to retain earnings for use in the operation of its business and, therefore, does not anticipate paying any dividends in the foreseeable future. Under the terms of its unsecured revolving credit agreement with Wells Fargo Bank (Texas), National Association and Bank One, Texas N.A. as amended (the "Credit Facility"), the Company is prohibited from paying dividends in any fiscal year in a total amount that would exceed 50% of the Company's net income for the preceding fiscal year. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data of the Company are qualified by reference to and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

(in thousands, except per share amounts)
                                                         As of and for the year ended June 30,
                                        -----------------------------------------------------------------------
                                            1997           1996          1995           1994           1993
                                        -----------    -----------    -----------    -----------    -----------
RESULTS OF OPERATIONS DATA: (1)

Revenues                                $   624,533    $   396,509    $   313,181    $   271,055    $   189,064

Income from continuing operations       $    38,510    $    23,756    $    17,604    $    11,925    $     9,318

Earnings per share                      $      1.05    $      0.82    $      0.69    $      0.52    $      0.41

Weighted average shares outstanding          36,567         28,880         25,616         22,826        22,768


BALANCE SHEET DATA:

Working capital                         $    65,787    $    49,961    $    51,602    $    50,653    $   28,958

Total assets                            $   577,427    $   533,605    $   225,731    $   190,055    $   187,301

Total long-term debt
  (less current portion)                $    89,534    $    57,208    $    37,940    $    80,001    $   61,731

Cumulative redeemable
  preferred stock                       $        --    $     1,100    $     1,100    $     1,100    $    7,081

Stockholders' equity                    $   348,548    $   302,954    $   106,624    $    48,166    $   55,437


    (1) At the end of fiscal 1994, the Company completed a reorganization and spin-off of certain businesses unrelated to information processing, which were accounted for as discontinued operations. The results reflected herein are from continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company derives its revenues from information technology services and electronic funds transfer ("EFT") transaction processing services primarily in the United States. The Company's information technology services include data processing outsourcing, image management solutions and professional services. A substantial portion of the Company's revenues is derived from recurring monthly charges to its customers under service contracts with initial terms that vary from one to ten years. For the year ended June 30, 1997, approximately 88% of the Company's revenues were recurring. Recurring revenues are defined by the Company as revenues derived from services that are used by the Company's customers each year in connection with their ongoing businesses, and accordingly exclude conversion and deconversion fees, software license fees, product installation fees and hardware sales. From inception through June 30, 1997, the Company has purchased 33 information processing companies, which has resulted in geographic expansion, growth and diversification of the Company's customer base, expansion of services offered and increased economies of scale. Approximately two-thirds of the increase in revenues since 1988 (the year the Company was formed) has been attributable to these acquisitions. On September 21, 1997, the Company announced plans to acquire and merge with an information technology company with reported revenues exceeding $300 million for its fiscal year ended June 30, 1997. The merger is expected to close during the

Company's second fiscal quarter and is intended to be treated as a pooling of interests (see Note 15 to the Company's Consolidated Financial Statements).

  Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the performance of recently acquired businesses; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their information technology requirements; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities or existing government programs and the cost of attracting and retaining highly skilled personnel.

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's Consolidated Statements of Income expressed as a percentage of revenues:

                                             Percentage of Revenues
                                               Year ended June 30,
                                       ------------------------------------
                                         1997          1996          1995
                                       --------      --------      --------
Revenues                                  100.0%        100.0%        100.0%
                                       --------      --------      --------
Operating expenses:
   Wages and benefits                      38.0          40.0          34.2
   Services and supplies                   23.7          25.4          24.8
   Rent, lease and maintenance             20.3          19.3          25.6
   Depreciation and amortization            5.1           3.8           3.8
   Other operating expenses                 1.5           1.2           1.5
                                       --------      --------      --------
Total operating expenses                   88.6          89.7          89.9
                                       --------      --------      --------
Operating income                           11.4          10.3          10.1
Interest and other expenses, net            1.0           0.2           0.6
                                       --------      --------      --------
Pretax profit                              10.4          10.1           9.5
Income tax expense                          4.2           4.1           3.9
                                       --------      --------      --------
Net income                                  6.2%          6.0%          5.6%
                                       ========      ========      ========


COMPARISON OF FISCAL 1997 TO FISCAL 1996

  Revenues increased $228.0 million, or 58%, to $624.5 million for fiscal 1997. Revenues from acquisitions contributed $170.9 million, while revenues from internally generated sales contributed $57.1 million to the overall increase. Outsourcing services revenues increased 61% over fiscal 1996, primarily as a result of the effect of a full year's contribution of The Genix Group, Inc. ("Genix") which was acquired in June 1996. In addition, a portion of the increase was attributable to new contracts signed in fiscal 1997 and the effect of a full year's contribution from contracts signed in fiscal 1996. Revenues from the image management business line increased 50% to $145.5 million, as a result of the effect of a full year's contribution of Unibase Technologies, Inc. ("Unibase") which was acquired in February 1996 and the subsequent revenue growth in that subsidiary. Revenues from professional services increased 90% to $92.7 million primarily due to four acquisitions completed in fiscal 1997. Revenues generated by EFT services increased 36% to $92.9 million due to an 82% increase in the number of automated teller machines ("ATMs") processed, primarily low volume ATMs located in retail establishments.

      Total operating expenses increased $197.4 million, or 55%, to $553.1 million for fiscal 1997, as a result of the Company's higher revenues. The changes from year to year in the various operating expense categories, as a percentage of revenues, are primarily due to the mix of acquired companies across ACS' four business lines. Acquisitions in the professional services and image management business lines are relatively more labor intensive, such that wages and benefits as a percentage of revenues will generally increase while the other operating expense categories will reflect a corresponding decrease. Acquisitions in the outsourcing business line, such as Genix, will have a larger proportion of expenses related to computer hardware and software and, therefore, rent, lease and maintenance as a percentage of revenues will increase, while the other operating expense categories will reflect a corresponding decrease. Wages and benefits expense and services and supplies expense, as a percentage of revenues, decreased from fiscal 1996 due primarily to the Genix acquisition. Rent, lease and maintenance expense, as a percentage of revenues, increased due to the Genix acquisition and increased demand for data processing in the outsourcing services business line. Depreciation and amortization expense, as a percentage of revenues, increased due to the Genix acquisition and six acquisitions completed in fiscal 1997. During fiscal 1997, the Company recorded a charge of $6.0 million ($4.6 million in other operating expenses and $1.4 million in depreciation and amortization) relating to the consolidation of two of its mainframe data centers and the upgrading of certain computer hardware and software to newer technology. Also, during fiscal 1997, the Texas Supreme Court, in a unanimous decision, overturned a lower court's judgment against the Company for which the Company had previously accrued approximately $6 million. During the third quarter of fiscal 1997, the Company reversed this accrual to other operating expenses.

      Operating income for fiscal 1997 increased $30.7 million, or 75%, to $71.4 million. Operating income as a percentage of revenues for fiscal 1997 was 11.4% compared with 10.3% for fiscal 1996. Interest and other expenses increased as a percentage of revenues as a result of debt incurred to finance the Genix acquisition as well as the acquisitions completed in fiscal 1997. The effective tax rates for fiscal 1997 and fiscal 1996 were 41% and 40%, respectively, and exceeded the federal statutory rate of 35% due to certain non-deductible acquisition-related costs and the net effect of state income taxes.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

      In August 1995, the Company ceased providing services to its largest customer at that time, Bank of America Texas, N.A. ("B of A Texas") at the expiration of their contract, due to their migration of data processing and EFT transaction processing from the Company to their parent's systems. For the years ended June 30, 1996 and 1995, revenues from B of A Texas accounted for approximately 1% and 11% of the Company's consolidated revenues, respectively. In connection with the contract expiration, management of the Company successfully completed a cost reduction program and eliminated approximately $24 million of direct and indirect costs of the Company (see Note 12 to the Company's Consolidated Financial Statements).

      Revenues increased $83.3 million, or 27%, to $396.5 million for fiscal 1996, due primarily to internally generated sales growth and acquisitions. Excluding revenues from B of A Texas, fiscal 1996 revenues increased almost 41% over fiscal 1995.

      Outsourcing services revenues, excluding B of A Texas, increased 21% due to an increase in new accounts processed and higher volumes processed for existing significant commercial outsourcing customers. Fiscal 1996 revenues for outsourcing services were $182.4 million, which included $3.8 million in revenues from B of A Texas. Revenues earned from the image management business line increased 47% to $96.7 million due to the acquisition of Unibase in February 1996 and three acquisitions consummated by Dataplex Corporation, a wholly-owned subsidiary of the Company. Professional services, which was created with the January 1995 acquisition of The Systems Group, Inc. ("TSG", later named Technical Directions, Inc.), contributed $48.9 million to consolidated revenues, an increase of 462% over fiscal 1995, due to the full year effect of the TSG acquisition as well as three other acquisitions made during fiscal 1996. Revenues earned from EFT transaction processing, excluding B of A Texas, increased by 22% due primarily to an increase in the number of ATMs processed, primarily low volume ATMs. Fiscal 1996 revenues for EFT transaction processing were $68.5 million, which included $0.9 million in revenues from B of A Texas.

      Total operating expenses were $355.8 million in fiscal 1996, an increase of 26% over fiscal 1995, which is consistent with the increase in revenues. Wages and benefits as a percentage of revenues increased due to the growth in the professional services line of business and the acquisition of Unibase, all of which are labor intensive businesses. Excluding the effect of these businesses, wages and benefits were unchanged as a percentage of revenues. The net 6% decrease in rent, lease and maintenance as a percentage of revenues was due primarily to the acquisitions in fiscal 1996 of the labor intensive businesses described above and economies of scale within commercial outsourcing services. In addition, fiscal 1996 rent, lease and maintenance expense was reduced by $3.0 million of amortization of the B of A Texas accrual compared to $8.5 million of additional expenses accrued in fiscal 1995 (see Note 12 to the Company's Consolidated Financial Statements).

      Operating income increased $9.2 million, or 29%, in fiscal 1996 compared to fiscal 1995 due to internal growth and acquisitions. Interest and other net expenses decreased slightly as a percentage of revenues due to a decrease in average debt outstanding in fiscal 1996 as a result of the stock offerings completed by the Company in fiscal 1996 and 1995, offset by an increase in minority interest expense resulting from certain fiscal 1996 and 1995 acquisitions. The effective tax rates for fiscal 1996 and fiscal 1995 were approximately 40% and 41%, respectively, and exceeded the statutory rate of 35% due to certain non-deductible acquisition-related costs and the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1997, the Company's liquid assets, consisting of cash and cash equivalents, totaled $21.3 million compared to $34.7 million at June 30, 1996. These liquid assets included $6.7 million and $9.1 million borrowed under a revolving credit facility (the "ATM Cash Facility") for use in the Company's owned ATMs at June 30, 1997 and 1996, respectively. Working capital of $65.8 million at June 30, 1997 increased by $15.8 million from the prior year due primarily to fiscal 1997 net cash flows from operating activities and the acquisitions completed during fiscal 1997 which were partially funded by debt.

      Net cash provided by operating activities of $62.0 million for fiscal 1997 increased from $6.7 million in fiscal 1996 due primarily to increased earnings, improved collections of accounts receivable, reduction of inventory and tax savings generated by the fiscal 1996 acquisition of Genix. Net cash used in investing activities decreased in fiscal 1997 by $112.7 million due primarily to $36.7 million paid for six acquisitions, compared to $162.6 million paid for eight acquisitions in fiscal 1996. Also in fiscal 1997, investing activities included $31.6 million in payments relating to prior year acquisitions, including a one-time cash settlement in the amount of $23 million to resolve a software license dispute with a software vendor that resulted from the Genix acquisition. In addition, capital expenditures decreased $5.2 million from the prior year because fiscal 1996 capital expenditures included $20.0 million for the purchase and renovation of the Company's headquarters. Net cash from financing activities decreased by $163.2 million from fiscal 1996 as a result of the $170.2 million in net proceeds received from the Company's secondary stock offerings in fiscal 1996.

      Net cash provided by operating activities of $6.7 million for fiscal 1996 decreased from $29.8 million in fiscal 1995 due primarily to the growth in accounts receivable resulting from new and existing customers, a $7.4 million reduction in changes in ATM cash balances, and $5.0 million from the purchase of a one-year supply of imaging film on favorable price terms. Net cash used in investing activities increased in fiscal 1996 by $208.0 million due primarily to $162.6 million paid for eight acquisitions, including $137.5 million for the purchase of Genix, which was effective June 21, 1996, compared to $9.2 million paid for six smaller acquisitions in fiscal 1995. Also, investing activities included an increase of $31.6 million used for the purchase of property, equipment and software. Property and equipment purchases increased with the purchase of the Company's headquarters and the purchase and renovation of an adjacent building (an aggregate of approximately $20 million) and growth associated with outsourcing services customers. Net cash provided by financing activities increased $194.2 million due primarily to $170.2 million in net proceeds received from the Company's secondary stock offerings completed in March and June 1996, which proceeds were used to pay down debt incurred to fund fiscal 1996 acquisitions, including debt from the Genix acquisition. Net long-term debt at June 30, 1996, which increased by almost $20 million over June 30, 1995, also contributed to the increase in cash provided by financing activities.

      Subsequent to June 30, 1997, the Company expanded its unsecured revolving credit agreement (the "Credit Facility") from $125 million to $200 million and amended the terms to extend through July 2002. Borrowings under the Credit Facility as of June 30, 1997 were $82.7 million. After giving effect to the expanded Credit Facility and outstanding letters of credit, the Company , as of June 30, 1997, would have had approximately $106.2 million available for use under the Credit Facility. The Company has an ATM Cash Facility of $11 million, of which $6.7 million was outstanding at June 30, 1997. This facility expires December 1997. The Company also has two vault cash custody agreements with financial institutions which provide up to $52 million in cash for use in the Company-owned ATMs. The amount of cash outstanding under the cash custody agreements at June 30, 1997 was approximately $28 million and is not an asset or liability of the Company, and therefore is not recorded on the accompanying consolidated balance sheet. Recently enacted federal regulations governing financial institutions' cash requirements have allowed financial institutions to significantly reduce their vault cash reserves. Accordingly, this may limit the Company's ability to secure similar cash custody agreements when its current arrangements expire in July 1998 and January 1999. In September 1997, the Company redeemed its preferred stock investment in a customer, resulting in cash proceeds of $12.7 million which were used to pay down long-term debt (see
Note 4 to the Company's Consolidated Financial Statements).

      The Company's management believes that available cash and cash equivalents, together with cash generated from operations and available borrowings under its various credit facilities, will provide adequate funds for the Company's anticipated needs, including working capital expenditures and ATM cash requirements. Management also believes that cash provided by operations will be sufficient to satisfy all existing debt obligations as they become due. The Company intends to continue its growth through acquisitions and from time to time to engage in discussions with potential acquisition candidates. As the size and financial resources of the Company increase, however, additional acquisition opportunities requiring significant commitments of capital may arise. In order to pursue such opportunities, the Company may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to the Company's future acquisition and expansion opportunities and how such opportunities would be financed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

    Pursuant to Instruction G(3) to Form 10-K, the information required in ITEMS 10 THROUGH 13 is incorporated by reference from the Company's definitive proxy statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1)  Financial Statements

    Reference is made to the listing on page 19 of all financial statements filed as a part of this report.

    (a) (2)  Financial Statement Schedule

    Reference is made to the listing on page 19 of the schedule filed as a part of this report.

    (b)  Reports on Form 8-K

    No reports on Form 8-K have been filed during the quarter ended June 30, 1997. On August 20, 1997, the Company filed a Current Report on Form 8-K reporting adoption by the Company's Board of Directors of a Stockholders' Rights Plan. Additionally, on September 25, 1997, the Company filed a Current Report on Form 8-K reporting the signing of a definitive agreement to acquire and merge with Computer Data Systems, Inc.

    (c)  Exhibits

    Reference is made to the Index to Exhibits beginning on page 38 for a list of all exhibits filed as part of this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned thereunto duly authorized.


                                       Affiliated Computer Services, Inc.

Date:  September 29, 1997

                                       By:   /s/  Mark A. King
                                          ----------------------------------
                                             Mark A. King
                                             Executive Vice President and
                                             Chief Financial Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of September 1997.

                 Signature                                         Title
                 ---------                                         -----
                                                   Director, Chairman of the Board and
            /s/  Darwin Deason                        Chief Executive Officer (Principal Executive Officer)
 ------------------------------------------
              (Darwin Deason)


           /s/  Jeffrey A. Rich                    Director, Chief Operating Officer and President
 ------------------------------------------
             (Jeffrey A. Rich)


                                                   Director, Chief Financial Officer and
             /s/  Mark A. King                        Executive Vice President
 ------------------------------------------
              (Mark A. King)


         /s/  Henry G. Hortenstine                 Director, Executive Vice President
 ------------------------------------------
          (Henry G. Hortenstine)


                                                   Director, Executive Vice President, Secretary and
            /s/  David W. Black                       General Counsel
 ------------------------------------------
             (David W. Black)


           /s/ Joseph P. O'Neill                   Director
 ------------------------------------------
            (Joseph P. O'Neill)


            /s/ Frank A. Rossi                     Director
 ------------------------------------------
             (Frank A. Rossi)

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE





Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Financial Statements (Item 14(a)(1))

    Consolidated Balance Sheets at June 30, 1997 and 1996   . . . . . . . . . . . . . . .  21

    Consolidated Statements of Income for each of the three years in the period ended June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . .  22

    Consolidated Statements of Changes in Stockholders' Equity for
         each of the three years in the period ended June 30, 1997  . . . . . . . . . . .  23

    Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . .  24

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . .  25

Financial Statement Schedule (Item 14(a)(2))

    Schedule II - Valuation and Qualifying Accounts
         for each of the three years in the period ended June 30, 1997  . . . . . . . . .  37

    All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

                       REPORT OF INDEPENDENT ACCOUNTANTS





  To the Board of Directors and Stockholders of Affiliated Computer Services,
Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 19, present fairly, in all material respects, the financial position of Affiliated Computer Services, Inc. and its subsidiaries at June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


  PRICE WATERHOUSE LLP




  Dallas, Texas
  July 30, 1997, except as to Note 4, Note 13 and Note 15, which are as of September 21, 1997

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                          ASSETS
                                                                                         June 30,
                                                                                    ---------------------
                                                                                      1997         1996
                                                                                    --------     --------
Current assets:
   Cash and cash equivalents                                                        $ 14,667     $ 25,627
   ATM cash                                                                            6,650        9,100
   Accounts receivable, net of allowance for doubtful
     accounts of $1,784 and $1,456, respectively                                     111,385       99,270
   Inventory                                                                           9,915       10,938
   Prepaid expenses and other current assets                                          17,097       16,099
   Deferred taxes                                                                      8,475        7,790
                                                                                    --------     --------
      Total current assets                                                           168,189      168,824
Property and equipment, net                                                          103,005       84,911
Purchased computer software, net of accumulated
  amortization of $8,818 and $15,691, respectively                                     3,672        4,946
Goodwill, net of accumulated amortization of
  $15,467 and $8,609, respectively                                                   273,268      245,693
Other intangible assets, net of accumulated amortization
  of $6,943 and $4,478, respectively                                                  17,892       12,040
Long-term investments and other assets                                                11,401       11,495
Deferred taxes                                                                            --        5,696
                                                                                    --------     --------
      Total assets                                                                  $577,427     $533,605
                                                                                    ========     ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $ 13,031     $ 15,976
   Accrued compensation and benefits                                                  17,710       19,815
   Other accrued liabilities                                                          52,217       58,466
   Income taxes payable                                                                  433        3,340
   Notes payable and current portion of long-term debt                                10,692       11,609
   Current portion of unearned revenue                                                 8,319        9,657
                                                                                    --------     --------
      Total current liabilities                                                      102,402      118,863
Long-term debt                                                                        89,534       57,208
Unearned revenue                                                                       1,191        2,053
Deferred taxes                                                                        11,054           --
Other long-term liabilities                                                           24,698       51,427
                                                                                    --------     --------
      Total liabilities                                                              228,879      229,551
                                                                                    --------     --------
Cumulative redeemable preferred stock                                                     --        1,100
                                                                                    --------     --------
Stockholders' equity:
   Class A common stock, $.01 par value,
     75,000 shares authorized, 29,496 shares and
     28,960 shares outstanding, respectively                                             295          145
   Class B common stock, $.01 par value,
     6,406 shares authorized and outstanding                                              64           32
   Additional paid-in capital                                                        258,853      251,944
   Retained earnings                                                                  89,336       50,833
                                                                                    --------     --------
      Total stockholders' equity                                                     348,548      302,954
                                                                                    --------     --------
Commitments and contingencies (Notes 2, 5, 11, 13 and 14)

      Total liabilities and stockholders' equity                                    $577,427     $533,605
                                                                                    ========     ========


              The accompanying notes are an integral part of these
                      consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)




                                                             Year ended June 30,
                                                    ----------------------------------
                                                      1997         1996         1995
                                                    --------     --------     --------
Revenues                                            $624,533     $396,509     $313,181
Operating expenses:
   Wages and benefits                                237,538      158,619      106,966
   Services and supplies                             147,933      100,625       77,613
   Rent, lease and maintenance                       127,042       76,412       80,250
   Depreciation and amortization                      31,266       15,031       11,847
   Other operating expenses                            9,345        5,070        4,963
                                                    --------     --------     --------
      Total operating expenses                       553,124      355,757      281,639
                                                    --------     --------     --------
   Operating income                                   71,409       40,752       31,542

Interest and other expenses, net                       6,414          833        1,755
                                                    --------     --------     --------
   Pretax profit                                      64,995       39,919       29,787

Income tax expense                                    26,485       16,163       12,183
                                                    --------     --------     --------

   Net income                                       $ 38,510     $ 23,756     $ 17,604
                                                    ========     ========     ========

Earnings per common and common equivalent share     $   1.05     $    .82     $    .69
                                                    ========     ========     ========

Weighted average shares outstanding                   36,567       28,880       25,616
                                                    ========     ========     ========





              The accompanying notes are an integral part of these
                      consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS  EQUITY
(in thousands)



                                                         Common Stock
                                         ------------------------------------------
                                             Class A                   Class B
                                         ---------------------     ----------------       Paid-in     Retained
                                         Shares        Amount      Shares    Amount       Capital     Earnings         Total
                                         ------       --------     ------    ------      ---------    ---------      ---------
Balance at June 30, 1994                  5,595       $     56      4,804     $ 48       $  38,487    $   9,575       $ 48,166
Net proceeds of initial
  public offering                         2,300             23                              32,171                      32,194
Issuance of compensatory
  stock options                                                                              2,521                       2,521
Exercise of stock options
  and related tax benefits                  580              6                               4,810                       4,816
Stock issued in connection
  with acquisitions                          13                                              1,323                       1,323
Net income                                                                                               17,604         17,604
                                         ------       --------      -----     ----       ---------    ---------      ---------

Balance at June 30, 1995                  8,488             85      4,804       48          79,312       27,179        106,624
Conversion of shares                      1,602             16     (1,602)     (16)                                        --
Net proceeds of secondary
  stock offerings                         4,072             41                             169,740                     169,781
Exercise of stock options
  and related tax benefits                  253              2                               3,028                       3,030
Other, net                                   65              1                                (136)        (102)          (237)
Net income                                                                                               23,756         23,756
                                         ------       --------      -----     ----       ---------    ---------      ---------

Balance at June 30, 1996                 14,480            145      3,202       32         251,944       50,833        302,954
Stock split                              14,538            145      3,204       32            (177)                         --
Exercise of stock options
  and related tax benefits                   69                                              1,125                       1,125
Stock issued in connection
  with acquisitions                         409              5                               6,166                       6,171
Other, net                                                                                    (205)          (7)          (212)
Net income                                                                                               38,510         38,510
                                         ------       --------      -----     ----       ---------    ---------      ---------

Balance at June 30, 1997                 29,496       $    295      6,406     $ 64       $ 258,853    $  89,336      $ 348,548
                                         ======       ========      =====     ====       =========    =========      =========





              The accompanying notes are an integral part of these
                      consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                                           Year ended June 30,
                                                                               ---------------------------------------
                                                                                 1997           1996           1995
                                                                               ---------      ---------      ---------
Cash flows from operating activities:
   Net income                                                                  $  38,510      $  23,756      $  17,604
                                                                               ---------      ---------      ---------
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                               31,266         15,031         11,847
      Recognition of stock option compensation                                        --             45            680
      Other                                                                           23             26             11
      Changes in assets and liabilities, net of effects from acquisitions:
         (Increase) decrease in ATM cash                                           2,450           (850)         6,550
         Increase in accounts receivable                                            (439)       (20,111)        (7,609)
         (Increase) decrease in inventory                                          4,220         (4,886)          (889)
         Increase in prepaid expenses and other current assets                    (1,136)        (3,037)        (1,141)
         Change in deferred taxes                                                 17,697          4,916         (5,930)
         Increase in other long-term assets                                       (1,376)        (1,280)        (1,100)
         Increase (decrease) in accounts payable                                  (6,960)         3,207           (124)
         Increase (decrease) in accrued compensation and benefits                 (2,871)            56          1,338
         Increase (decrease) in other accrued liabilities                         (6,761)          (822)         4,924
         Increase (decrease) in income taxes payable                              (3,315)         3,087         (2,940)
         Increase (decrease) in other long-term liabilities                       (6,595)        (5,152)         7,878
         Decrease in unearned revenue                                             (2,696)        (7,324)        (1,347)
                                                                               ---------      ---------      ---------
             Total adjustments                                                    23,507        (17,094)        12,148
                                                                               ---------      ---------      ---------
             Net cash provided by operating activities                            62,017          6,662         29,752
                                                                               ---------      ---------      ---------
Cash flows from investing activities:
   Purchases of property, equipment and computer software, net                   (38,242)       (43,404)       (11,826)
   Payments for acquisitions, net of cash acquired                               (68,340)      (162,630)        (9,204)
   Additions to other intangible assets                                           (2,921)        (6,311)          (150)
   Proceeds from sale of marketable securities                                        --             --         14,354
   Proceeds from note receivable                                                   4,611             --             --
   Proceeds from sale of banking units                                             2,704             --             --
   Other, net                                                                         --         (2,528)            --
                                                                               ---------      ---------      ---------
             Net cash used in investing activities                              (102,188)      (214,873)        (6,826)
                                                                               ---------      ---------      ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                       59,211        189,800             --
   Repayments of long-term debt                                                  (27,732)      (170,973)       (33,938)
   Proceeds from issuance of common stock, net of issuance costs                      --        170,228         33,310
   Proceeds from the exercise of stock options and related tax benefits            1,285          3,146          5,319
   Net borrowings (repayments) of ATM debt                                        (2,450)           850         (6,550)
   Other, net                                                                     (1,103)          (689)            --
                                                                               ---------      ---------      ---------
             Net cash provided by (used in) financing activities                  29,211        192,362         (1,859)
                                                                               ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents                             (10,960)       (15,849)        21,067
Cash and cash equivalents at beginning of year                                    25,627         41,476         20,409
                                                                               ---------      ---------      ---------
Cash and cash equivalents at end of year                                       $  14,667      $  25,627      $  41,476
                                                                               =========      =========      =========





       See supplemental cash flow information in Notes 2, 3, 5, 6 and 11.

              The accompanying notes are an integral part of these
                      consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and basis of presentation

  Affiliated Computer Services, Inc. (the "Company" or "ACS"), which was incorporated on June 8, 1988, is engaged in providing information technology services and electronic funds transfer ("EFT") processing services primarily in the United States. Information technology services include data processing outsourcing, image management solutions and professional services.

  The consolidated financial statements are comprised of the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year ends on June 30. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash, cash equivalents and ATM cash

  Cash and cash equivalents consist primarily of short-term investments in commercial paper, Eurodollars, securities purchased under agreements to resell and short-term U.S. treasury bills. Such investments have an initial maturity of three months or less. ATM cash represents cash borrowed under a revolving credit agreement and restricted for use in Company-owned automated teller machines ("ATMs").

Inventory

  Inventories consist primarily of micrographics supplies and equipment, network computer hardware and ATM and computer maintenance parts, which are generally recorded at the lower of cost or market (net realizable value) using the first-in, first-out method.

Property and equipment

  Property and equipment are recorded at cost. The cost of property and equipment held under capital leases, primarily computer equipment, is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which for equipment range primarily from three to seven years and for buildings and improvements up to forty years.

Purchased computer software

  Purchased computer software and internally developed computer software purchased through acquisitions are amortized using the straight-line method over expected useful lives which range from two to five years. With respect to costs incurred to develop software for its information processing services that is not purchased through acquisitions, the Company's policy is to capitalize such costs only after technological feasibility has been established. Such amounts are not significant.

Goodwill

  Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight-line method over the expected useful lives which range from ten to forty years. It is the Company's policy to periodically review the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. Each business unit to which these intangible assets relate is reviewed to determine whether future cash flows over the remaining estimated useful life of the asset provide for recovery of the assets. In the event that assets are found to be carried at amounts which are in excess of estimated undiscounted future cash flows, then the intangible assets are adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

Other intangible assets

  Other intangible assets consist primarily of customer contracts, which are recorded at cost and amortized using the straight-line method over the contract terms, which range from three to ten years.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Long-term investments

  Long-term investments consist of equity investments and are accounted for using either the cost or the equity method, as appropriate. It is the Company's policy to periodically review the net realizable value of its long-term investments through an assessment of the recoverability of the carrying amount of each investment. Each investment is reviewed to determine if events or changes in circumstances of the issuer have occurred which indicate that the recoverability of the carrying amount may be uncertain. In the event that an investment is found to be carried at an amount in excess of its recoverable amount, the asset is adjusted for impairment to a level commensurate with the recoverable amount of the underlying asset.

Revenue recognition

  Information processing revenue is recorded as services are performed. Revenue from annual maintenance contracts is deferred and recognized ratably over the maintenance period. Image management services and supplies revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. Revenues earned from the Company's five largest customers each year together comprise 15%, 16% and 27% of revenues for the years ended June 30, 1997, 1996 and 1995, respectively. Trade accounts receivable from these customers aggregated $16,025,000 at June 30, 1997, and $11,232,000 at June 30, 1996.

Income taxes

  Deferred income taxes provided in the accompanying financial statements are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which such differences are expected to reverse.

Income per common and common equivalent share

  Earnings per share is calculated using the weighted average number of common shares outstanding during each period, adjusted for the impact of dilutive common stock equivalents using the treasury stock method of accounting.
Primary and fully diluted earnings per common and common equivalent share are not materially different for each year presented. During fiscal 1997, the Company issued additional Class A and Class B common stock in connection with a two-for-one stock split in the form of a 100% stock dividend. As a result, all references to the number of shares and per share amounts in the accompanying financial statements for fiscal 1996 and fiscal 1995 have been restated to reflect the stock split (see Note 8).

  In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Statement is effective for financial statements issued for periods ending after December 15, 1997 and specifies new standards for the computation and presentation of earnings per share. The Company's adoption of this standard will result in the dual presentation of "basic" and "diluted" earnings per share on the face of the Company's statement of income. Diluted earnings per share calculated using the new standard is not expected to materially differ from primary earnings per share previously presented.

Stock-based compensation

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by the standard, the Company has elected not to adopt the fair value based method of accounting for stock-based employee compensation and will continue to account for such arrangements under Accounting Principles Board Opinion No. 25 ("APB 25") and apply SFAS 123 on a disclosure basis only. Accordingly, adoption of the standard has not affected the Company's results of operations or financial position (see Note 9).

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2. ACQUISITIONS

  From inception through June 30, 1997, the Company has acquired 33 businesses in the information technology services industry. The Company's recent acquisition activity is summarized as follows:

                                                                               Year ended June 30,
                                                                    -------------------------------------------
                                                                       1997            1996             1995
                                                                    ----------      ----------       ----------
Acquisitions completed:
    Outsourcing services                                                    --              1                3
    Image management services                                                2              4                2
    Professional services                                                    4              3                1
                                                                    ----------      ---------        ---------
      Total                                                                  6              8                6
                                                                    ==========      =========        =========

Purchase consideration (in thousands):
    Cash paid                                                       $   36,707      $ 153,849        $  10,937
    Amounts due sellers of acquired businesses                           2,002          6,700            3,350
    Stock issued                                                         6,171             --            1,324
    Liabilities assumed                                                  9,605         95,144            5,159
    Other                                                                  559          1,800              748
                                                                    ----------      ---------        ---------
      Fair value of assets acquired
           (including intangibles)                                  $   55,044      $ 257,493        $  21,518
                                                                    ==========      =========        =========

  In September 1996, the Company acquired 100% of the stock of Pinpoint Marketing, Inc., a marketing services company. In March 1997, the Company acquired 100% of the stock of Wesson, Taylor, Wells & Associates, Inc., an information technology professional services company and 100% of the stock of Intelligent Solutions, Inc., a network integration services company. The Company made three other acquisitions during fiscal 1997 which have also been included in the Company's consolidated financial statements from the effective date of the acquisition. Fiscal 1997 revenues and earnings of the acquirees prior to the effective dates of the six acquisitions are not material to the financial results of ACS. As a result, pro forma disclosures related to the pre-acquisition operations are not presented. The Company financed a portion of the aggregate purchase price for these acquisitions through the issuance of 408,567 shares of unregistered Class A common stock. All the acquisitions made by the Company have been accounted for using the purchase method of accounting.

  In connection with the acquisition of The Genix Group, Inc. ("Genix") and the related purchase price allocation, the Company recorded a $30,000,000 liability as of June 30, 1996, related to software license issues with a software vendor. During the third quarter of fiscal 1997, the Company agreed to a one-time cash settlement with the vendor, resulting in the obligation being reduced to $23,000,000, which was paid in April 1997. The Company also assessed and adjusted other assets and liabilities recorded in connection with the Genix acquisition, resulting in an immaterial adjustment of net assets, including goodwill.

  The Company is obligated to make certain contingent payments to former owners based on the achievement of specified profit levels in conjunction with certain of its acquisitions. During fiscal 1997, the Company paid $4,685,000 in contingent consideration related to acquisitions made in prior years. As of June 30, 1997, the maximum aggregate amount of the outstanding contingent obligations is approximately $7,811,000, none of which has been earned to date. Any such payments would result in a corresponding increase in goodwill.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following (in thousands):

                                                              June 30,
                                                      ------------------------
                                                        1997           1996
                                                      ---------      ---------
Land                                                  $  18,256      $ 18,323
Buildings and improvements                               28,525        17,408
Computer equipment                                       41,088        26,297
Furniture and fixtures                                   32,977        30,226
Operating systems software                               24,996        20,395
Construction in progress                                  5,211         3,593
                                                      ---------      --------
                                                        151,053       116,242
Accumulated depreciation and amortization               (48,048)      (31,331)
                                                      ---------      --------
                                                      $ 103,005      $ 84,911
                                                      =========      ========

  In connection with an outsourcing contract signed in December 1996, the Company acquired assets with a fair market value of $1,433,000, including property and equipment of $1,045,000, and assumed liabilities of the same amount. In connection with an outsourcing contract signed in March 1995, the Company acquired assets with a fair market value of approximately $2,521,000, including property, equipment and computer software of $2,237,000. Liabilities assumed were $35,000, and unearned revenue of $2,486,000 was recorded which will be recognized ratably over a three-year period.

  The Company acquired three host data centers in connection with its purchase of Genix in June 1996. Subsequent to June 30, 1997 the Company is closing one of these facilities, located in Dearborn, Michigan, as a result of a consolidation of the data center operations. This facility is held for sale and has a net book value of $7,364,000 which approximates fair value.

4. LONG-TERM INVESTMENTS

  Long-term investments consist primarily of investments in preferred stock accounted for at cost, as these securities are not considered marketable equity securities. The preferred stock investments accrue cumulative dividends ranging from 5% to 10%, which are generally paid through in-kind shares issued on a quarterly basis. Dividend income recognized from such securities, which is reflected in the financial statements as a component of interest and other expenses, was approximately $1,285,000 and $1,513,000 during fiscal 1997 and 1996, respectively.

  In January 1992, the Company paid $7,500,000 in connection with signing a long-term data processing contract and the acquisition of 7,500 shares of the customer's Class C preferred stock. Based on an independent appraisal, the Company allocated a portion of the purchase price, $3,220,000, to the preferred stock and the remainder to customer contracts. Since the purchase date, the customer's quarterly dividends have generally been paid in-kind with additional shares of preferred stock, resulting in a cost basis of $5,647,000 as of June 30, 1997. In September 1997, the customer redeemed the preferred stock, including accumulated dividends, for $12,694,000 in cash.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5. NOTES PAYABLE AND LONG-TERM DEBT

  A summary of notes payable and long-term debt follows (in thousands):

                                                                                          June 30,
                                                                                  ------------------------
                                                                                    1997           1996
                                                                                  ---------      ---------
Unsecured $125,000 revolving credit agreement, payable
         to banks, due in June 1999 (A)                                           $  82,700      $  46,800
Secured $11,000 ATM cash credit agreement
      ("ATM Cash Facility"), payable to a bank, due
         in December 1997 (B)                                                         6,650          9,100
10% junior subordinated debentures, payable to former shareholders
         of a subsidiary, due January 2000 (C)                                          507            826
Other notes payable to individuals and corporations, interest rates
         ranging from 6% to 10%, due through 2002                                     5,978          6,394
Capitalized lease obligations at various interest rates, payable through 2001         4,391          5,697
                                                                                  ---------      ---------
                                                                                    100,226         68,817
Less current portion                                                                (10,692)       (11,609)
                                                                                  ---------      ---------
                                                                                  $  89,534      $  57,208
                                                                                  =========      =========

  Maturities of notes payable and long-term debt at June 30, 1997 follows (in thousands):

      Year ending June 30:
      --------------------
      1998                               $  10,692
      1999                                   2,170
      2000                                  43,330
      2001                                  43,228
      2002                                     714
      Thereafter                                92
                                         ---------
                                         $ 100,226
                                         =========

  (A) The Company amended its revolving credit agreement ("Credit Facility") in July 1997 to increase available commitments from $125 million to $200 million, extend the due date from June 1999 to July 2002 and lower the interest rate. Interest on the Credit Facility for fiscal 1998 will be payable monthly at LIBOR (5.72% at June 30, 1997) plus 0.3% to 0.875%, or the bank's base rate, as elected by the Company. Prior to amendment, interest on the Credit Facility was payable monthly at LIBOR plus 0.5% to 1.25%.

      The Credit Facility contains covenants which require that the Company comply with certain negative, affirmative, and financial covenants customary in notes of this nature, including but not limited to the maintenance of fixed charge ratios, limitations on acquisitions and minimum net worth requirements. The agreement also has provisions which would permit acceleration of the maturity of the borrowings after the occurrence of certain defined events of default.

  (B) Interest on the ATM cash facility is due quarterly at the bank's overnight interest rate (6.25% at June 30, 1997) plus 0.5%, collateralized by cash restricted for use in Company-owned ATMs.

  (C) In January 1994, a subsidiary of the Company issued 10% junior subordinated debentures in the principal amount of $6,344,000 in exchange for all outstanding shares of 12% cumulative Series A preferred stock with equal redemption value. Interest on the debentures was payable semiannually in cash, or by issuing additional debentures (this option expired June 1995). The Company elected to pay interest for the year ended June 30, 1995 and for the six months ended June 30, 1994 by issuing additional debentures in the principal amount of $681,000 and $317,000, respectively. The debentures were called for redemption on March 15, 1996 at their face value plus accrued and unpaid interest. As of June 30, 1997, $6,835,000 in principal amount had been redeemed.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




  Interest expense of $6,726,000, $2,680,000 and $4,449,000 was incurred during the years ended June 30, 1997, 1996 and 1995, respectively, net of capitalized interest of $300,000 and $313,000 during the years ended June 30, 1997 and 1996, respectively. Cash payments for interest for the years ended June 30, 1997, 1996 and 1995 were $6,917,000, $3,387,000 and $3,040,000 respectively.
Interest income was $1,013,000, $1,653,000 and $2,260,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

  At June 30, 1997, the Company had outstanding letters of credit of approximately $11,144,000 of which $9,006,000 was being maintained as collateral for an appeal bond related to a judgment which has been recently overturned (see Note 13). Subsequent to June 30, 1997, this letter of credit was released by the financial institution upon receiving the appropriate order from the Court.

  The Company's cash custody agreements with two financial institutions provide the Company with up to $52 million of the financial institutions' vault cash for use in Company-owned ATMs. At June 30, 1997, approximately $28,216,000 was in use under the agreements. The cash is owned by the financial institutions and is consequently not recorded on the Company's accompanying balance sheets. The cash custody agreements expire July 31, 1998 and January 12, 1999.

6. INCOME TAXES

  Income tax expense (benefit) is comprised of the following (in thousands):

                                                          Year ended June 30,
                                                  ----------------------------------
                                                    1997         1996         1995
                                                  --------     --------     --------
Current:
    U.S. Federal                                  $  8,033     $  6,586     $ 11,302
    Foreign                                             39           --           --
    State                                            1,522        1,126        2,903
    Tax reduction credited to paid-in capital
         from exercise of stock options              1,291        2,994        5,142
                                                  --------     --------     --------
        Total current expense                       10,885       10,706       19,347
                                                  --------     --------     --------
Deferred:
    U.S. Federal                                    13,753        4,630       (6,079)
    Foreign                                             --           --           --
    State                                            1,847          827       (1,085)
                                                  --------     --------     --------
        Total deferred expense (benefit)            15,600        5,457       (7,164)
                                                  --------     --------     --------
        Total expense for income taxes            $ 26,485     $ 16,163     $ 12,183
                                                  ========     ========     ========

  At June 30, 1997, the Company had available unused domestic net operating loss carryforwards ("NOLs"), net of Internal Revenue Code Section 382 limitations, of approximately $4,796,000, which expire in years 2002 through 2010. In addition, the Company had $80,000 of foreign NOLs which will not expire or be limited unless a future significant change in stock ownership or business operations occurs. At June 30, 1997, the Company had an unused capital loss carryforward, net of Section 382 limitations, of approximately $842,000, which will expire in 1998. The loss carryforward has been fully reserved due to capital loss restrictions.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




  The Company's deferred tax assets (liabilities) consist of the following (in thousands):

                                                                                    June 30,
                                                                             ----------------------
                                                                               1997          1996
                                                                             --------      --------
                Deferred tax assets:
                    Accrued expenses not yet deductible for tax purposes     $  8,970      $ 13,427
                    Stock option compensation expense                             242           416
                    Loss carryforwards                                          2,735         2,460
                    Investment basis differences                                  532           648
                    Other                                                          --            94
                                                                             --------      --------
                        Total deferred tax assets                              12,479        17,045
                                                                             --------      --------
                Deferred tax liabilities:
                    Depreciation and amortization                             (14,387)       (2,896)
                    Other                                                        (158)           --
                                                                             --------      --------
                      Total deferred tax liabilities                          (14,545)       (2,896)

                Deferred tax assets valuation allowance                          (513)         (663)
                                                                             --------      --------
                Net deferred tax assets (liabilities)                        $ (2,579)     $ 13,486
                                                                             ========      ========

  The significant increase in the deferred tax liability for depreciation and amortization is due to the Genix acquisition which was effective June 21, 1996. The seller of Genix and ACS elected to treat the sale of Genix stock as a transaction taxed as if it were a sale of assets under Internal Revenue Code
Section 338(h)(10). As a result, ACS is able to amortize the intangible assets acquired over substantially shorter lives for tax than for book purposes.

  The valuation allowance at June 30, 1997 exists principally due to tax benefits of acquired corporations for which realization of any future benefit is uncertain due to Section 382 limitations. The valuation allowance for deferred tax assets decreased by $150,000 and $116,000 during the years ended June 30, 1997 and 1996, respectively, due to the utilization of previously reserved NOLs and changes in facts and circumstances with respect to the realization of future tax benefits of certain investments which caused such realizations to be more likely than not.

  Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

                                                                                Year ended June 30,
                                                                    -------------------------------------------
                                                                       1997            1996             1995
                                                                    ----------      ----------       ----------
Income tax expense at the U.S. Federal statutory rate               $ 22,748         $ 13,972         $  10,425
Increase (decrease) resulting from:
    Excess of book basis over tax basis of
      companies                                                          864              711               553
    State income taxes (net of federal benefit)                        2,213            1,324             1,275
    Other                                                                661              156               (70)
    Lower rates on earnings of foreign operations                         (1)              --                --
                                                                    --------         --------         ---------
Total expense for income taxes                                      $ 26,485         $ 16,163         $  12,183
                                                                    ========         ========         =========


  Undistributed deficits of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of $104,000 at June 30, 1997. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.

  Federal and state income tax payments during the years ended June 30, 1997, 1996 and 1995 were approximately $10,705,000, $4,891,000 and $15,697,000, respectively.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





7. CUMULATIVE REDEEMABLE PREFERRED STOCK

  The Company's Series A preferred stock, which consisted of 1,000 issued and outstanding shares with a par value of $1,100 per share and accrued cumulative dividends of 9%, was redeemed for cash in July 1996 at par value plus accrued and unpaid dividends.

8. COMMON STOCK

  The Company's Class B common stock is entitled to ten votes per share. Class B shares are convertible, at the holder's option, into Class A shares, but until converted carry significant transfer restrictions.

  In January 1989, the Company issued warrants to purchase 793,188 additional shares of Class A common stock to a data processing customer. The warrants are exercisable at an aggregate price of $4,700,000 plus $230,000 for each year that elapses after December 31, 1988, plus interest at 10% per annum. At June 30, 1997, the exercise price was $16.81 per share. Shares may be purchased in increments through January 1999, the date on which the warrant agreement expires. However, there have been no shares purchased to date.

  In November 1996, the Company issued additional Class A and Class B common stock in connection with a two-for-one stock split in the form of a 100% stock dividend. The stated par value of each share was not changed from $.01. All references in the accompanying financial statements to the number of shares and per share amounts for fiscal 1996 and fiscal 1995 have been restated to reflect the stock split.

9. EMPLOYEE BENEFIT PLANS

  Under the Company's 1988 Employee Stock Option Plan, the Company has reserved 6,000,000 shares of Class A common stock for issuance to key employees at exercise prices determined by the Board of Directors. Generally, the options vest in varying increments over a five year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value of the Company's Class A common stock at the time of the grant.
As reported in Note 1, the Company has elected to adopt the disclosure-only provisions of SFAS 123 and will continue to account for stock-based employee compensation plans in accordance with APB 25. As a result, no compensation cost has been recognized in fiscal 1997 for its stock option or employee stock purchase plan.

  Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 1997 and 1996, respectively: dividend yield 0% for both years, volatility 37.6% for both years, risk-free interest rates of 6.42% and 6.07% and expected life of 5.5 years for both years. The average fair values of the options granted during fiscal 1997 and 1996 are estimated as $9.60 and $8.46, respectively.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




  Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                       Year ended June 30,
                                                    -------------------------
                                                       1997           1996
                                                    ----------     ----------
Net income
    As reported                                     $   38,510     $   23,756
    Pro forma                                           36,926         22,735

Earnings per common and common equivalent share
    As reported                                     $     1.05     $      .82
    Pro forma                                             1.02            .79


  Since stock-based compensation issued prior to fiscal 1996 is not included in the pro forma calculation, the effects of applying SFAS 123 in this pro forma disclosure will not be comparable with those in subsequent years. The pro forma impact on earnings can be expected to increase as a greater percentage of outstanding stock options represent awards made after fiscal 1995.

  Option activity for the years ended June 30, 1995, 1996 and 1997 is summarized as follows:

                                                                        Option Price
                                                Options                  per Share
                                              -----------             -----------------
Outstanding at June 30, 1994                    2,201,080               $.01  -  $4.78
    Granted                                       832,368              $8.00  - $11.25
    Exercised                                  (1,158,122)              $.01  -  $4.77
    Canceled                                     (112,538)              $.01  -  $8.00
                                               ----------
Outstanding at June 30, 1995                    1,762,788               $.01  - $11.25
    Granted                                     1,172,424             $14.63  - $23.13
    Exercised                                    (506,586)              $.01  -   $.72
    Canceled                                      (25,000)             $8.00  - $14.75
                                               ----------
Outstanding at June 30, 1996                    2,403,626               $.01  - $23.13
    Granted                                       606,960             $19.63  - $26.87
    Exercised                                    (128,690)              $.01  -  $1.33
    Canceled                                     (129,186)             $8.00  - $20.62
                                               ----------
Outstanding at June 30, 1997                    2,752,710               $.07  - $26.87
                                               ==========
Exercisable at June 30, 1997                      339,504               $.07  -   $.72
                                               ==========

  Further information regarding the Company's outstanding and exercisable stock options by exercise price range as of June 30, 1997 is disclosed below:

                                 Options Outstanding                        Options Exercisable
                       -------------------------------------------      ----------------------------
                                           Weighted
                                           Average        Weighted                          Weighted
                                          Remaining       Average                            Average
   Range of               Number         Contractual      Exercise        Number            Exercise
 Exercise Prices       Outstanding           Life          Price        Exercisable           Price
----------------       -----------       ----------      ---------      -----------          ------
$  .07 -  $   .72          339,504           3.01        $     .64        339,504            $  .64
$ 8.00 -  $ 11.25          742,682           7.62        $    9.97              -                 -
$14.63 -  $ 21.13        1,260,524           9.07        $   18.31              -                 -
$23.13 -  $ 26.87          410,000           8.99        $   23.22              -                 -
-----------------      -----------       --------        ---------      -----------          ------
$  .07 -  $ 26.87        2,752,710           7.92        $   14.61        339,504            $  .64
=================      ===========       ========        =========      ===========          ======

  Under the 1995 Employee Stock Purchase Plan, a maximum of 1,000,000 shares of Class A common stock can be issued to substantially all full-time employees. Through payroll deductions, eligible participants may purchase the stock at a 15% discount to market value. The stock is purchased by the plan in the open market, and Company

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



contributions for the years ended June 30, 1997 and 1996, which were charged to additional paid-in capital, were $205,000 and $135,000, respectively.

  The Company has a contributory retirement and savings plan which covers all employees and meets the requirements of Section 401(k) of the Internal Revenue Code. The plan also allows for a discretionary matching contribution by the Company as determined by the Company's Board of Directors. There were no contributions made by the Company to the plan during the three years ended June 30, 1997.

10. FINANCIAL INSTRUMENTS

  As of June 30, 1997 and 1996, the fair values of the Company's revolving credit balances and other variable-rate debt instruments approximated the related carrying values. The fair values of the Company's fixed-rate debt instruments also approximated the related carrying values, as determined based upon relative changes in the Company's variable borrowing rates, whether the borrowings occurred recently or if the borrowings were repaid after the fiscal year ended.

11. RELATED PARTY TRANSACTIONS

  In July 1994, the Company completed the spin-off of Precept Business Products, Inc. ("Precept") to the Company's stockholders on a pro-rata basis. The businesses distributed consisted of various business support services unrelated to information processing and were accounted for as discontinued operations. Precept continues to sell business forms and supplies and provide courier services to the Company. Trade accounts between the Company and Precept were immaterial for all years presented.

  Effective April 1996, the Company sold ACS Merchant Services, Inc. ("Merchant Services"), a start-up operation of the EFT business line, to a former officer and director of the Company for consideration in the form of a note receivable of $500,000. There was no gain or loss recognized on the sale. Simultaneous with the sale, the Company contributed an additional $1,500,000 and the unpaid balance of an intercompany note due from Merchant Services of approximately $712,000 in exchange for 1,000 shares of Merchant Services 5% cumulative convertible preferred stock, which is convertible after 5 years into approximately 55% of Merchant Services common stock on a fully diluted basis. The Company provides guarantees to two banks on Merchant Services debt up to $7,500,000.

12. NON-RENEWAL OF CUSTOMER CONTRACT

  In January 1994, Bank of America Texas, N.A. ("B of A Texas"), the Company's largest customer at that time, informed the Company that it would not renew its data processing services agreement with the Company at the end of the contract term on August 31, 1995. In conjunction with the contract expiration, the Company expected to incur various non-recurring expenses primarily associated with the termination or renegotiation of a computer lease. Such costs were estimated to aggregate $16.1 million, of which $13.3 million had been accrued through May 1995, when the Company determined that the computer lease would not need to be terminated or renegotiated, as a new customer contract was signed which replaced computer capacity previously utilized for the B of A Texas contract. Accordingly, the Company ceased recording any additional accrual. Services to the new customer began in September 1995, at which point the existing accrual began to amortize over the remaining term of the computer lease, which expires February 1999. For the year ended June 30, 1997, $3.8 million of such accrual was amortized (reduction to expenses) to rent, lease and maintenance, compared to $3.2 million amortized and $8.5 million expensed in the years ended June 30, 1996 and 1995, respectively.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




13. COMMITMENTS AND CONTINGENCIES

  The Company has various operating lease agreements for data processing equipment and facilities. A summary of the lease commitments under noncancelable operating leases at June 30, 1997 is as follows (in thousands):

      Year ending June 30:
      --------------------
      1998                                         $  57,386
      1999                                            44,760
      2000                                            26,203
      2001                                            12,465
      2002                                             4,820
      Thereafter                                      12,206
                                                   ---------
                                                   $ 157,840
                                                   =========

  Lease expense for data processing equipment and facilities was $57,227,000, $40,773,000 and $36,894,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

  In connection with an outsourcing agreement signed in May 1997, the Company assumed operating leases totaling $3,541,000 for equipment and computer software.

  During fiscal 1997 the Texas Supreme Court, in a unanimous decision, overturned a lower court's judgment against the Company for which the Company had previously accrued approximately $6 million. During the third quarter of fiscal 1997, the Company reversed this accrual to other operating expenses.

  Eighteen former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, "GSA/FTSA") have brought suit in Texas state court alleging entitlement to 336,864 shares of the Company's Class A common stock pursuant to options issued to GSA/FTSA employees in 1988 in connection with a former data processing services agreement between GSA/FTSA and the Company. The Company has received demands from two other former GSA/FTSA employees with respect to similarly situated options covering 38,801 shares of the Company's Class A common stock, and there are seven other former GSA/FTSA employees who were issued similarly situated options allegedly covering 129,631 shares of the Company's Class A common stock. The per share exercise price for each of these options, as adjusted for the Company's 1994 reclassification and its 1996 two-for-one stock split, is alleged to be $.38. The Company believes that it has meritorious defenses to all or substantial portions of these matters and plans to vigorously defend against them. However, should the proceedings not be favorably resolved, the Company may be subject to a material non-cash charge.

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

14. OTHER CHARGES

  During the third quarter of fiscal 1997, the Company recorded a charge of $6,019,000 ($4,577,000 in other operating expenses and $1,442,000 in depreciation and amortization) relating to the consolidation of two of its mainframe data centers and the upgrading of certain computer hardware and software to newer technology. The charge included the write-down of related assets and the recognition of obligations for which the Company would derive no future benefit.

  In fiscal 1996, the Company recorded a charge of $3,800,000 relating to planned divestitures of certain community bank processing groups within Texas and Louisiana. These groups were part of the Company's financial services outsourcing business and had historical annual revenues of approximately $18,000,000. These

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



divestitures were substantially completed in fiscal 1997 and resulted in net cash proceeds of approximately $2,704,000. An additional charge of $250,000 was included in interest and other expenses in fiscal 1997 to complete the dispositions.

15. SUBSEQUENT EVENT

  On September 21, 1997, the Company announced the signing of a definitive agreement to acquire and merge with Computer Data Systems, Inc. ("CDSI"), a provider of information technology solutions to government and private industry customers. Based in Rockville, Maryland, CDSI has approximately 3,900 employees and reported revenues of $304.4 million for its fiscal year ended June 30, 1997.

  Under the terms of the agreement, stockholders of CDSI will receive approximately 11.0 million shares of ACS common stock, which represents an exchange ratio of 1.759 shares of ACS Class A common stock for each share of CDSI common stock. The transaction, which is structured to be tax-free to CDSI shareholders and accounted for as a pooling of interests, is expected to close during the Company's second quarter and is subject to certain regulatory approvals as well as approval by the stockholders of each company.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
    (in thousands, except per share amounts)

                                                                Quarter ended
                              ------------------------------------------------------------------------------------
                                            Fiscal 1997                               Fiscal 1996
                              ----------------------------------------   -----------------------------------------
                              June 30,   Mar. 31,  Dec. 31,   Sept. 30,  June 30,   Mar. 31,  Dec. 31,     Sept. 30,
                                1997       1997      1996       1996       1996      1996        1995        1995
                              --------   --------  --------   --------   --------   -------    -------     -------
Revenues                      $173,807   $156,389  $150,004   $144,333   $116,801   $99,062    $91,352     $89,294
Operating income                20,276     18,520    16,859     15,754     12,479     9,948      8,392       9,933
Net income                      10,809     10,038     9,130      8,533      7,288     5,735      5,072       5,661
Primary earnings per share    $    .29   $    .28  $    .25   $    .23   $    .22   $   .21    $   .18     $   .21

Weighted average shares
  outstanding                   36,899     36,371    36,577     36,462     32,458    28,000     27,656      27,504

                       AFFILIATED COMPUTER SERVICES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                 (in thousands)

                                                         Balance                                       Balance
                                                  at Beginning   Charged to Costs                       at End
         Description                               of Period       and Expenses      Deductions       of Period
------------------------------                     ---------       ------------      ----------       ---------
Year ended June 30, 1997
  Deducted from asset accounts:
    Accounts receivable                            $    1,456       $    987         $      659 (1)   $  1,784
    Property and equipment                             31,331         18,969              2,252 (2)     48,048
    Computer software                                  15,691          2,432              9,305 (2)      8,818
    Goodwill                                            8,609          7,195                337 (2)     15,467
    Other intangible assets                             4,478          2,669                204 (2)      6,943
                                                   ----------       --------         ----------       --------

      Total                                        $   61,565       $ 32,252         $   12,757       $ 81,060
                                                   ==========       ========         ==========       ========

Year ended June 30, 1996
  Deducted from asset accounts:
    Accounts receivable                            $    1,792       $    464         $      800 (1)   $  1,456
    Property and equipment                             25,228          9,470              3,367 (2)     31,331
    Computer software                                  14,734          1,291                334 (2)     15,691
    Goodwill                                            5,783          2,826                 --          8,609
    Other intangible assets                             3,039          1,439                 --          4,478
                                                   ----------       --------         ----------       --------

      Total                                        $   50,576       $ 15,490         $    4,501       $ 61,565
                                                   ==========       ========         ==========       ========

Year ended June 30, 1995
  Deducted from asset accounts:
    Accounts receivable                            $    1,551       $    442         $      201 (1)   $  1,792
    Property and equipment                             19,769          6,019                560 (2)     25,228
    Computer software                                  16,001          2,987              4,254 (2)     14,734
    Goodwill                                            3,942          1,841                 --          5,783
    Other intangible assets                             1,995          1,044                 --          3,039
                                                   ----------       --------         ----------       --------

      Total                                        $   43,258       $ 12,333         $    5,015       $ 50,576
                                                   ==========       ========         ==========       ========


    (1)  Uncollectible accounts written off, net of recoveries

    (2)  Retirements

                               INDEX TO EXHIBITS



   EXHIBIT
   NUMBER                                             EXHIBIT NAME
   ------                                             ------------
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

   2.3    Stock Purchase Agreement, dated May 31, 1996, by and between MCN Investment Corporation and the Company, filed as Exhibit 2.5 to the Company's Form S-3 (Registration No. 333-05639)
             (the "Form S-3") and incorporated herein by reference.

  *2.4    Agreement and Plan of Merger, dated as of September 20, 1997, by and among the Company, ACS
             Acquisition Corp. and Computer Data Systems, Inc.

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

   4.2    Warrant to Purchase Shares of Class A Common Stock of the Company, dated January 3, 1989, issued to The Southland Corporation, filed as Exhibit 4.2 to the Company's Form S-1 and incorporated herein by reference.

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

   4.6    Rights Agreement, dated August 11, 1997, between the Company and ChaseMellon Shareholder
             Services, L.L.C, as Rights Agent, filed as Exhibit 4.1 to the Company's Report on Form 8-K dated August 20, 1997 and incorporated herein by reference.

  10.1    Amended Stock Option Plan of the Company, filed as Exhibit 10.1 to the Company's Form S-1 and incorporated herein by reference.

  10.2    Form of Dataplex Acquisition Corp. 10% Junior Subordinated Exchange Debenture due January
             15, 2000, filed as Exhibit 10.2 to the Company's Form S-1 and incorporated herein by reference.

  10.3    Agreement for Data Processing Services, dated August 30, 1991, by and among B of A Texas
             (formerly known as First Gibraltar Bank, FSB) and the Company, as modified and amended as of
             February 1, 1993, filed as Exhibit 10.11 to the Company's Form S-1 and incorporated herein by reference.

  10.4    Off-Premise ATM Agreement, dated August 30, 1991, by and among B of A Texas  (formerly known as First Gibraltar Bank, FSB) and the Company, filed as Exhibit 10.12 to the Company's Form
             S-1 and incorporated herein by reference.

  10.5    Master Equipment Lease Agreement, dated October 23, 1991, by and between Amdahl Capital
             Corporation, as lessor, and the Company, as lessee, filed as Exhibit 10.14 to the Company's
             Form S-1 and incorporated herein by reference.

  10.6    Reciprocal Services Agreement, dated June 30, 1994, between the Company and Precept, filed as Exhibit 10.15 to the Company's Form S-1 and incorporated herein by reference.

  10.7    Tax Sharing Agreement, dated July 1, 1994, between the Company and Precept, filed as Exhibit
             10.16 to the Company's Form S-1 and incorporated herein by reference.

  10.8    Noncompetition Agreement, dated July 1, 1994, between the Company and Precept, filed as
             Exhibit 10.17 to the Company's Form S-1 and incorporated herein by reference.

  10.9    Mutual Indemnification Agreement, dated June 30, 1994, between the Company and Precept, filed as Exhibit 10.18 to the Company's Form S-1 and incorporated herein by reference.

 10.10    Stockholders Tax Indemnification Agreement, dated June 30, 1994, between the Company and the
             Stockholders named therein, filed as Exhibit 10.19 to the Company's Form S-1 and incorporated herein by reference.

 10.11    Form of Directors Indemnification Agreement, filed as Exhibit 10.20 to the Company's Form S-
             1 and incorporated herein by reference.

 10.12    Credit Agreement dated December 15, 1995 between Affiliated Computer Services, Inc., a
             Delaware corporation, certain Lenders, Bank One, Texas, N.A., as Documentation Agent and Co-
             Agent and First Interstate Bank of Texas N.A., as Administrative Agent and Co-Agent filed as
             Exhibit 10.1 to the Company's Third Quarter Report on Form 10-Q for the quarter ended March
             31, 1996 and incorporated herein by reference.

 10.13    RESTATED CREDIT AGREEMENT dated June 20, 1996 between Affiliated Computer Services, Inc.,
             Borrower, Wells Fargo Bank (Texas), N.A., Agent, Bank One, Texas, N.A., Co-Agent, and
             Certain Lenders for $160,000,000 Revolving Facility filed as Exhibit 10.19 to the Company's
             Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

*10.14    FIRST AMENDMENT TO RESTATED CREDIT AGREEMENT dated July 29, 1997 between Affiliated Computer
             Services, Inc., Borrower; Wells Fargo Bank (Texas) N.A., Agent; Bank One, Texas, N.A., Co-
             Agent; and Certain Lenders of $160,000,000 Revolving Facility.

*10.15    Form of Severance Agreement by and between the Company and Certain Executive Officers of the
             Company.

* 11.1    Statement regarding computation of per share earnings for each of the three years in the period ended June 30, 1997.

* 21.1    Subsidiaries of the Company

* 23.1    Consent of Price Waterhouse LLP

* 27.1    Financial Data Schedule



*  Filed herewith