Form 10-K405/A
period 1997-06-30
AFFILIATED COMPUTER SERVICES INC
filed 1997-10-28
CIK 2135

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                 -----------------------------------------------
                               Amendment No. 1 to
                           Annual Report on Form 10-K
                                 on Form 10-K/A
                 -----------------------------------------------



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


                         Commission file number 0-24787

                       AFFILIATED COMPUTER SERVICES, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                      51-0310342
---------------------------------         --------------------------------------
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

                             ----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         Name of exchange on
          Title of each class                              which registered
          -------------------                            -------------------
      Class A common stock, par
         value $.01 per share                          New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                             ----------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements the past 90 days.         Yes     X     No
                                                   --------       --------

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

================================================================================

                       AFFILIATED COMPUTER SERVICES, INC.

                                   FORM 10-K/A


                                                                                        PAGE
                                                                                        ----

PART III
    Item 10.  Directors and Executive Officers of the Registrant.......................   1
    Item 11.  Executive Compensation .................................................    3
    Item 12.  Security Ownership of Certain Beneficial Owners and Management..........    7
    Item 13.  Certain Relationships and Related Transactions..........................    8


EXPLANATORY NOTE

     This Form 10-K/A amends Items 10, 11, 12 and 13 of Affiliated Computer Services, Inc.'s ("ACS") Annual Report on Form 10-K for the year ended June 30, 1997. In that report, these items were incorporated by reference from the Company's proxy statement which was expected to be filed by October 28, 1997. As a result of a proposed merger to be considered by the stockholders of ACS, the annual proxy statement will not be finalized by October 28, 1997; therefore, Items 10, 11, 12 and 13 of Form 10-K are being filed with the Commission via this 10-K/A.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information about the current directors, nominees for director, and executive officers of ACS.

     Nominees for Election as Director

     The following table lists the name and principal occupation of each nominee and the year in which each nominee was first elected as a director of ACS. Messrs. Kendall and Bracken are currently serving as Chairman of the Board and Chief Executive Officer of Computer Data Systems, Inc. ("CDSI"), respectively, and their election to the ACS Board of Directors is contingent upon shareholder approval of the issuance of ACS Class A Common Stock in connection with and upon completion of the merger of CDSI and a subsidiary of ACS.

                                                                                                         Served as
                                                                                                         Director
Name                                       Principal Occupation                                            Since
----                                       --------------------                                            -----
Darwin Deason                       Chairman of the Board and Chief Executive Officer                       1988

Jeffrey A. Rich                     President and Chief Operating Officer                                   1991

Henry G. Hortenstine                Executive Vice President                                                1996

Joseph P. O'Neill                   President and Chief Executive Officer, Public Strategies,
                                         Washington, Inc.                                                   1994

Frank A. Rossi                      Chairman of the Board, FAR Holdings Company, L.L.C.                     1994

Clifford M. Kendall                 Chairman of the Board, CDSI                                              --

Mark A. King                        Executive Vice President and Chief Financial Officer                    1996

David W. Black                      Executive Vice President, Secretary and General Counsel                 1995

Peter A. Bracken                    Chief Executive Officer and President, CDSI                              --

     Business Experience of Nominees

         Set forth below is certain information with respect to each of the nominees for the office of director.

         Darwin Deason, age 57, has served as Chairman of the Board and Chief Executive Officer of ACS since its formation in 1988. Prior to the formation of ACS, Mr. Deason spent 20 years with MTech Corp. ("MTech"), a data processing subsidiary of MCorp, a bank holding corporation based in Dallas, Texas ("MCorp"), serving as MTech's Chief Executive Officer and Chairman of the Board from 1978 until April 1988, and served on the board of various subsidiaries of MTech and MCorp. Prior to that, Mr. Deason was employed in the data processing department of Gulf Oil in Tulsa, Oklahoma. Mr. Deason has over 30 years of experience in the data processing industry.

         Jeffrey A. Rich, age 37, has served as President and Chief Operating Officer of the Company since April 1995 and as a director of ACS since August 1991. Mr. Rich joined ACS in July 1989 as Senior Vice President and Chief Financial Officer and was named Executive Vice President in 1991. Prior to joining ACS, Mr. Rich served as a Vice President of Citibank N.A. from March 1986 through June 1989, and also served as an Assistant Vice President of Interfirst Bank Dallas, N.A. from 1982 until March 1986.

         Henry G. Hortenstine, age 53, has served as Executive Vice President of ACS since March 1995 and as a director of ACS since September 1996. Prior to that time, he served as Senior Vice President - Business Development from July 1993 to March 1995. Mr. Hortenstine was engaged by ACS as a consultant providing various business and corporate development services from 1990 to July 1993. Prior to that, he was Senior Vice President of Lomas Mortgage USA, a subsidiary of Lomas Financial Corporation, from 1987 to 1989.

         Joseph P. O'Neill, age 50, has served as a director of ACS since November 1994 and also serves as a consultant to ACS. Mr. O'Neill has served as President and Chief Executive Officer of Public Strategies, Washington, Inc., a public affairs and consulting firm, since March 1991, and from 1985 through February 1991, served as President of the National Retail Federation, a national association representing United States retailers. Mr. O'Neill also is a director of Careerstaff, Inc.

         Frank A. Rossi, age 59, has served as a director of ACS since November 1994 and also serves as a consultant to ACS. Mr. Rossi has served as Chairman of FAR Holdings Company, L.L.C., a private investment firm, since February 1994, and before that was employed by Arthur Andersen & Co. for over 35 years. Mr. Rossi served in a variety of capacities for Arthur Andersen since 1959, including Managing Partner/Chief Operating Officer and as a member of the firm's Board of Partners and Executive Committee.

         Clifford M. Kendall, age 66, has been with CDSI since its founding in 1968 and is currently Chairman of the Board of Directors of CDSI. From 1970 to 1991, Mr. Kendall served as Chief Executive Officer of CDSI. Mr. Kendall also currently serves as the Chairman of the Board of Objective Communications, Inc.

         Mark A. King, age 40, has served as Executive Vice President and Chief Financial Officer of ACS since May 1995 and as a director since May 1996. Mr. King joined ACS in November 1988 as Chief Financial Officer of various ACS subsidiaries. Prior to joining ACS, Mr. King was Vice President and Assistant Controller of MTech. Mr. King has over 18 years of finance and accounting experience, including over 11 years of experience with the data processing industry.

         David W. Black, age 35, has served as Executive Vice President, Secretary and General Counsel and a director of ACS since May 1995. Mr. Black joined ACS in February 1995 as Associate General Counsel. Prior to that time, Mr. Black was an attorney engaged in private practice in Dallas from 1986 through January 1995.

         Peter A. Bracken, age 56, joined CDSI in May 1996 as Chief Executive Officer and President. From 1986 to 1996, Mr. Bracken was employed by Martin Marietta Corporation (now Lockheed Martin Corporation), most recently as President of the Information Sciences Group. Before joining Martin Marietta in 1986, Mr. Bracken served as Director of Mission Operation and Data Systems for NASA's Goddard Space Flight Center.

         Except as set forth above, none of the nominees holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

     Business Experience of Other Executive Officers

         Set forth below is certain information with respect to other executive officers of ACS:

         Thomas G. Connor, age 57, has served as Executive Vice President of ACS since July 1988 and is also Chairman of the Board and Chief Executive Officer of Dataplex Corporation, ACS's image management subsidiary. Prior to joining ACS, Mr. Connor served as Executive Vice President and General Manager of MTech's Northern Region. Mr. Connor has over 30 years experience in the data processing industry.

         Pamela A. Simmons, age 40, has served as Executive Vice President of ACS since July 1997. Ms. Simmons joined ACS in July 1989 as Human Resources Manager. Prior to joining ACS, Ms. Simmons was Human Resources Manager at Southern Union Company.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

     Summary of Cash and Other Compensation

         The following table sets forth certain information regarding compensation paid for all services rendered to ACS in all capacities during fiscal years 1997, 1996, and 1995 by the ACS chief executive officer and the four other most highly compensated executive officers of ACS whose total annual salary and bonus exceeded $100,000, based on salary and bonuses earned during fiscal year 1997 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                 ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                                 -------------------          --------------------------------------------
                                                                                                   PAYOUTS
                                                                                           -------------------------------
                                                                      OTHER   RESTRICTED
                                                                     ANNUAL     STOCK      OPTIONS/   LTIP      ALL OTHER
                                                                   COMPENSA-    AWARDS      SARS      PAYOUTS  COMPENSA-
NAME AND PRINCIPAL POSITION         YEAR   SALARY ($)   BONUS ($)  TION ($)(1)  ($) (2)    (3)        ($) (2)  TION ($)
---------------------------         ----   ----------   ---------  ------------ --------  ---------   -------  ----------
Darwin Deason                       1997    450,000    1,125,000        --        --       --            --      --
     Chairman of the Board and      1996    403,918      807,836        --        --       --            --      --
     Chief Executive Officer        1995    403,918      776,473        --        --       --            --      --

Jeffrey A. Rich                     1997    274,995      550,000        --        --      60,000         --      --
     President and Chief            1996    222,385      437,500        --        --     200,000         --      --
     Operating Officer              1995    155,322      149,291        --        --     222,050         --      --

Henry G. Hortenstine                1997    200,000      250,000                          40,000
     Executive Vice President       1996    166,000      166,000        --        --     120,000         --      --
                                    1995    144,600       60,856     92,914(4)    --     103,970         --      --

Mark A. King                        1997    175,000      218,750        --        --      40,000         --      --
     Executive Vice President       1996    125,000      125,000        --        --      80,000         --      --
     and Chief Financial Officer    1995    104,735      120,147        --        --      40,014         --      --

David W. Black                      1997    150,000      159,375        --        --      30,000
     Executive Vice President       1996    133,000      133,000        --        --       --            --      --
     and General Counsel            1995     54,118       46,905        --        --      44,000         --      --


---------------
(1) None of the Named Executive Officers received personal benefits, securities, or property in excess of the lesser of $50,000 or 10% of such individual's reported salary and bonus during fiscal years 1997, 1996, and 1995.

(2) ACS did not grant any restricted stock awards or long-term incentive plan payouts to the Named Executive Officers during fiscal years 1997, 1996, and 1995.

(3) ACS did not grant any stock appreciation rights ("SARS") during fiscal years 1997, 1996, and 1995.

(4) Represents commissions received during the year.

     The following table sets forth the number of options granted during the fiscal year ended June 30, 1997 to the Named Executive Officers to purchase shares of Class A Common Stock and the potential realizable value of these options.

                     OPTIONS GRANTED DURING FISCAL YEAR 1997



                                                      INDIVIDUAL GRANTS
                                      -------------------------------------------------------  POTENTIAL REALIZABLE
                                                        % OF TOTAL                               VALUE AT ASSUMED
                                         NUMBER OF     OPTIONS/SARS                               ANNUAL RATES OF
                                        SECURITIES      GRANTED TO                             STOCK PRICE APPRECIATION
                                        UNDERLYING     EMPLOYEES IN                             FOR OPTION TERM (1)
                                       OPTIONS/SARS       FISCAL     EXERCISE OR  EXPIRATION  -------------------------
NAME                                    GRANTED (#)        YEAR      BASE PRICE($)  DATE       5%($)        10%($)
----                                    -----------        ----      -------------  ----       -----        ------
Darwin Deason                               --              0.0%         --           --         --          --
Jeffrey A. Rich                            60,000          10.5%        21.13       4/7/07      797,124   2,020,069
Henry G. Hortenstine                       40,000           7.0%        21.13       4/7/07      531,416   1,346,712
Mark A. King                               40,000           7.0%        21.13       4/7/07      531,416   1,346,712
David W. Black                             30,000           5.2%        21.13       4/7/07      398,562   1,010,034


---------------
(1) The amounts in these columns are the result of calculations at the 5% and 10% rates set by the Commission and are not intended to forecast possible future appreciation, if any, of ACS's stock price.

     The following table provides information related to options exercised by the Named Executive Officers during fiscal year 1997 and the number and value of options held at fiscal year end. ACS does not have any SARS outstanding.

                 AGGREGATE OPTIONS/SAR EXERCISES IN FISCAL 1997
                   AND FISCAL YEAR END 1997 OPTION/SAR VALUES


                                                        NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS/
                                                          OPTIONS/SARS AT              SARS AT FISCAL
                         SHARES                          FISCAL YEAR END (#)           YEAR END ($)(2)
                       ACQUIRED ON     VALUE         --------------------------   ------------------------
                        EXERCISE    REALIZED($)(1)   EXERCISABLE  UNEXERCISABLE   EXERCISABLE UNEXERCISABLE
                       -----------  --------------   -----------  -------------   -------------------------
Darwin Deason               --          --                --          --              --           --
Jeffrey A. Rich           25,000     686,625            28,186     482,050         777,652   6,606,644
Henry G. Hortenstine      43,036   1,222,653              --       263,970           --      3,468,464
Mark A. King                --          --                --       160,014           --      1,880,250
David W. Black              --          --                --        74,000           --        988,250

---------------
(1) Represents the value realized upon exercise calculated as the number of options exercised times the difference between the average of the high and low stock trading price from the trading day immediately prior to the exercise date and the exercise price.

(2) Represents the value of unexercised options calculated as the number of unexercised option times the difference between the closing price at June 30, 1997 and the exercise price.

DIRECTOR COMPENSATION

Effective November 1994, each member of the Board of Directors ("ACS Board") who is not employed by ACS receives compensation in the amount of $3,000 for attendance at each ACS Board meeting. Directors are reimbursed for their travel expenses incurred in connection with the meetings. On November 30, 1994, ACS and each of Messrs. O'Neill and Rossi entered into consulting agreements in which Messrs. O'Neill and Rossi agreed to provide, among other things, certain corporate development services to ACS. Such agreements are terminable by either party with 30 days notice. Pursuant to such agreements, in exchange for such services, ACS has agreed to compensate Messrs. O'Neill and Rossi a de minimis amount, respectively, and has agreed to reimburse both Messrs. O'Neill and Rossi for their out-of-pocket expenses. After their election to the ACS Board in 1994, ACS granted Messrs. Rossi and O'Neill options to purchase 50,000 and 20,000 shares of ACS Class A Common Stock, respectively. Such options vest ratably over five years.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee and Special Compensation Committee have been responsible for administering the ACS 1988 Stock Option Plan (the "1988 Plan") and approving compensation for the senior executives of ACS, including recommending to the ACS Board policies and plans concerning the salaries, bonuses, and other compensation for all executive officers. The Compensation Committee will administer the ACS 1997 Incentive Plan (the "1997 Plan") if such plan is adopted by the ACS stockholders at the ACS Annual Meeting. The objective of the ACS executive compensation program is to attract and retain qualified, motivated executives and to closely align their financial interests with both the short and long-term interests of the ACS stockholders. The executive compensation program is intended to provide the executive officers of ACS with overall levels of compensation that are competitive within the information industry, as well as within a broader spectrum of companies of similar size and complexity.

     The three principal components of the ACS executive compensation program are base salary, annual incentive bonus opportunities, and stock options.

     Base Salaries

     Each executive officer's base salary is reviewed annually and is subject to adjustment on the basis of individual, corporate, and business unit performance, as well as competitive and inflationary considerations.

     Incentive Bonus

     Incentive bonus payments for executive officers other than the Chief Executive Officer and Chief Operating Officer are made at the end of each fiscal year based upon the achievement of consolidated financial criteria, business unit financial criteria, and the attainment of individual goals, all of which are established by the Chief Executive Officer and the Chief Operating Officer of ACS subject to approval by the Compensation Committee of the ACS Board at the beginning of each fiscal year. Compensation for the Chief Executive Officer and Chief Operating Officer of ACS consisted of a base salary and bonus compensation. Bonus compensation was substantially dependent on the achievement of four targeted financial measures: consolidated revenues, consolidated earnings before interest, taxes and depreciation, consolidated pre-tax earnings, and consolidated earnings per share. During fiscal year 1997, ACS achieved 100% of such measures. The Chief Executive Officer and Chief Operating Officer did not participate in the Committee's decisions regarding their own compensation. For fiscal year 1997, executive officers were eligible to receive maximum bonuses of between 125% and 250% of salary provided certain financial goals were met.

     Stock Option Plan

     The 1988 Plan has been administered by the Compensation Committee and the Special Compensation Committee of the ACS Board. Under its terms, the 1988 Plan may be administered by the ACS Board or another body, if permitted by Rule 16b-3. The Compensation Committee and the Special Compensation Committee have determined the individuals eligible to receive grants of options under the 1988 Plan, the type of option granted, the number of shares of ACS Class A Common Stock subject to a grant and the terms of the grant, including exercise price, exercise date, and any restrictions on exercise. The Compensation Committee and the Special Compensation Committee also have been responsible for determining the advisability and terms of any buyout of options previously granted and the reductions, if any, in the exercise prices of previously granted options.

     The 1988 Plan also provides for the issuance of stock purchase rights. When the Compensation Committee determines to grant a stock purchase right, it advises the recipient of the grant of the terms and conditions of the grant, including any restrictions on the grant, the number of shares subject to the grant, the exercise price of the grant, and the time within which the grant must be accepted by the recipient. The maximum amount of time that a recipient may have to accept the grant is 30 days. The purchase price of stock acquired pursuant to a stock purchase right shall not be less than 50% of the fair market value of ACS Class A Common Stock at the time of grant. There have been no stock purchase rights granted through June 30, 1997.

                                                     Submitted by the
                                                     Compensation Committee of
                                                     the Board of Directors:

                                                     DARWIN DEASON
                                                     FRANK A. ROSSI
                                                     JOSEPH P. O'NEILL

[PERFORMANCE GRAPH]


                     ------------------------------------------
                                        NASDAQ                        S & P Comp.
Month                                 Computer &                       Software &
End                   NASDAQ       Data Processing       ACS           Services        S & P 500
---                   ------       ---------------       ---          -----------      ---------

09/26/94 (IPO Date)    100.0           100.0             100.0            100.0          100.0
06/30/95               123.1           147.5             190.6            144.8          119.8
06/30/96               161.0           194.6             293.8            192.2          150.2
06/30/97               195.7           245.5             350.0            295.5          200.0




     The above graph compares cumulative total stockholder return on ACS Class A Common Stock from September 26, 1994 ("IPO Date") through June 30, 1997 with the Standard & Poor's 500 Stock Index and the Standard & Poor's Computer Software & Services Index. The stock comparison is also included for the NASDAQ Computer & Data Processing Index and NASDAQ Market Index, which were presented in proxies for fiscal years 1995 and 1996. Future stock performance comparisons will utilize only the Standard & Poor's 500 Stock Index and the Standard & Poor's Computer Software & Services Index.

     The graph assumes the investment of $100 on the IPO Date and the reinvestment of all dividends. The stock price performance shown on the graph is not necessarily indicative of future stock price performance.

     THE ABOVE REPORT OF THE COMPENSATION COMMITTEE AND THE STOCK PERFORMANCE GRAPH WILL NOT BE DEEMED TO BE SOLICITING MATERIAL OR TO BE FILED WITH OR INCORPORATED BY REFERENCE INTO ANY FILING BY THE COMPANY UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, EXCEPT TO THE EXTENT THAT THE COMPANY SPECIFICALLY INCORPORATES SUCH REPORT OR GRAPH BY REFERENCE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 30, 1997, certain information with respect to the shares of ACS Class A Common Stock and the ACS Class B Common Stock beneficially owned by stockholders known to ACS to own more than 5% of the outstanding shares of such classes and the shares of ACS Class A Common Stock and ACS Class B Common Stock beneficially owned by each of ACS's directors and executive officers and by all of ACS's executive officers and directors as a group:


                                        AMOUNT AND   PERCENT OF  AMOUNT AND                 PERCENT OF
                                         NATURE OF  TOTAL SHARES  NATURE OF   PERCENT OF   TOTAL SHARES
                                        BENEFICIAL   OF CLASS A  BENEFICIAL  TOTAL SHARES   OF CLASS A
                                         OWNERSHIP     COMMON     OWNERSHIP   OF CLASS B    AND CLASS B
                                        OF CLASS A      STOCK    OF CLASS B     COMMON        COMMON     PERCENT OF
                                          COMMON        OWNED      COMMON     STOCK OWNED   STOCK OWNED TOTAL VOTING
DIRECTORS AND EXECUTIVE OFFICERS           STOCK    BENEFICIALLY    STOCK    BENEFICIALLY  BENEFICIALLY   POWER (1)
--------------------------------         ---------  ------------ ---------   ------------  ------------  ----------
Darwin Deason (2)                          17,410         *       6,405,686      100%         17.72%       68.24%
Jeffrey A. Rich (3)                        33,186         *          --           --             *           *
Joseph P. O'Neill                          23,810         *          --           --             *           *
Frank A. Rossi                              5,000         *          --           --             *           *
Henry G. Hortenstine                        --            *          --           --             *           *
David W. Black (4)                          5,254         *          --           --             *           *
Mark A. King (5)                           46,058         *          --           --             *           *
All Executive Officers and
   Directors as a Group
   (nine persons) (6)                     153,711         *     6,405,686        100%         18.10%       68.39%
BENEFICIAL OWNERS OF MORE THAN 5% OF THE COMPANY'S STOCK
Putnam Investments (7)                  3,951,000      13.24%        --           --          10.90%        4.21%
   1 Post Office Square
   Boston, Massachusetts 02109
Massachusetts Financial Services        3,223,000      10.80%        --           --           8.89%        3.43%
   Company (7)
   500 Boylston Street
   Boston, Massachusetts 02116
First Nationwide Bank (8)               2,083,616       6.98%        --           --           5.75%        2.22%
   14651 Dallas Parkway
   Suite 200
   Dallas, Texas 75240
AIM Management (7)                      1,821,000       6.10%        --           --           5.02%        1.94%
   82 Devonshire Street
   Boston, Massachusetts 02109
Fidelity Financial Services (7)         1,671,000       5.60%        --           --           4.61%        1.78%
   14651 Dallas Parkway
   Suite 200
   Dallas, Texas 75240


------------------
Less than 1%

(1) In calculating the percent of total voting power, the voting power of shares of ACS Class A Common Stock (one vote per share) and ACS Class B Common Stock (ten votes per share) is aggregated.
(2) 6,332,958 of ACS Class B Common Stock listed are owned by The Deason International Trust (the "Trust") and 72,728 of the shares of ACS Class B Common Stock are owned by the Deason Foundation (the "Foundation"). Mr. Deason holds the sole voting power with respect to such shares through an irrevocable proxy granted by the Trust and the Foundation. The investment power with respect to such shares is held by the Trust and the Foundation. The shares of ACS Class A Common Stock include 7,310 shares owned by Mr. Deason's spouse and spouse's daughter, to which Mr. Deason disclaims beneficial ownership.
(3) Includes 28,186 shares of ACS Class A Common Stock issuable pursuant to options that are currently exercisable.
(4) Includes 254 shares of ACS Class A Common Stock owned by Mr. Black through the ACS 401(k) Plan.
(5) Includes 4,679 shares of ACS Class A Common Stock owned by Mr. King's spouse, to which Mr. King disclaims beneficial ownership; 744 shares of ACS Class A Common Stock contained in the ACS 401(k) Plan, and 1,823 shares of ACS Class A Common Stock granted to Mr. King under the ACS Employee Stock Purchase Plan.
(6) Includes 28,186 shares of ACS Class A Common Stock issuable pursuant to options that are currently exercisable; 1,037 shares of ACS Class A Common Stock owned through the ACS 401(k) Plan; and 3,335 shares of ACS Class A Common Stock granted under the Employee Stock Purchase Plan.
(7)  Based on filings by the stockholder with the Commission.
(8) All shares are owned of record by First Nationwide Bank, which is a wholly owned subsidiary of First Nationwide Holdings Inc. ("FN Holdings"). Gerald
     J. Ford, a director of ACS from August 1991 through July 7, 1997 (when he resigned as a director), beneficially owns 20% of the outstanding capital stock of FN Holdings, the remaining 80% of which is beneficially owned by Ronald Perelman.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the reorganization of ACS on June 30, 1994, ACS and Precept Business Products, Inc. ("Precept") entered into a reciprocal services agreement pursuant to which Precept would sell business forms and supplies, and provide courier and certain other administrative services to ACS, and ACS would provide office space and certain administrative services to Precept. Mr. Deason is a director and holds voting control of Precept. The prices for all services, forms and supplies provided by Precept to ACS under such agreement must be no less favorable than could be obtained from an independent third party and are subject to review from time to time by the Independent Directors Committee of ACS. The prices for all services provided by ACS to Precept will be at no less than ACS's direct cost. The costs incurred by ACS for services provided by Precept covered by such reciprocal services agreement, which are believed to approximate fair market value, were approximately $5.4 million for fiscal year 1997. Precept's payments to ACS under the reciprocal services agreement were approximately $0.4 million for fiscal year 1997.

     Effective April 1996, ACS sold all of the outstanding capital stock of ACS Merchant Services, Inc. ("Merchant Services"), a wholly owned subsidiary formed as a start-up operation of the EFT business line, to Thomas M. Rouse, a former executive officer and director of ACS, for a promissory note in the principal amount of $500,000. The promissory note bears interest at the prime lending rate of Wells Fargo Bank, N.A. Amortization of principal begins in 1999. There was no gain or loss recognized on the sale. Simultaneously with the sale, ACS contributed an additional $1,500,000 and the unpaid balance of an intercompany note due from Merchant Services of approximately $712,000 in exchange for 1,000 shares of 5% cumulative redeemable convertible preferred stock of Merchant Services. This preferred stock is convertible after five years into approximately 55% of the common stock of Merchant Services on a fully diluted basis. ACS provides guarantees to two banks on Merchant Services' debt up to $7,500,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned thereunto duly authorized.

                                              Affiliated Computer Services, Inc.

Date:  October 28, 1997

                                              By: /s/ Mark A. King
                                                 -------------------------------
                                                 Mark A. King
                                                 Executive Vice President and
                                                 Chief Financial Officer