Form 10-Q
period 1997-09-30
AFFILIATED COMPUTER SERVICES INC
filed 1997-11-14
CIK 2135

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997
                                   -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the period from            to
                        ----------    ----------

                         Commission file number 0-24787
                                                -------



                       AFFILIATED COMPUTER SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                51-0310342
----------------------------------------   -------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

   2828 North Haskell, Dallas,  Texas                    75204
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

         Registrant's telephone number, including area code     (214) 841-6111

                                 Not Applicable
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes  X   No
                                                 ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                                                      Number of shares outstanding as of
            Title of each class                                               November 10, 1997
--------------------------------------------                       -----------------------------------------
Class A Common Stock, $.01 par value                                               29,901,859
Class B Common Stock, $.01 par value                                                6,405,686
                                                                                   ----------
                                                                                   36,307,545

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                               PAGE
PART I.           FINANCIAL INFORMATION                                                       NUMBER

Item 1.           Consolidated Financial Statements:

                      Consolidated Balance Sheets at September 30, 1997 and June
                           30, 1997                                                             1

                      Consolidated Statements of Income for the Three Months Ended
                           September 30, 1997 and 1996                                          2

                      Consolidated Statements of Cash Flows for the Three Months
                           Ended September 30, 1997 and 1996                                    3

                      Notes to Consolidated Financial Statements                                4


Item 2.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                 5 - 7


PART II.          OTHER INFORMATION

Item 2.           Changes in Rights of the Company's Security Holders                           8

Item 6.           Exhibits and Reports on Form 8-K                                              8

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)



                                                                September 30,    June 30,
                                                                    1997           1997
                                                                  --------       --------
                               ASSETS
Current assets:
     Cash and cash equivalents                                    $  9,244       $ 14,667
     ATM cash                                                        7,550          6,650
     Accounts receivable, net of allowance for doubtful
       accounts of $1,911 and $1,784, respectively                 116,071        111,385
     Inventory                                                       9,444          9,915
     Prepaid expenses and other current assets                      16,887         17,097
     Deferred taxes                                                  7,114          8,475
                                                                  --------       --------
         Total current assets                                      166,310        168,189

Property and equipment, net of accumulated depreciation and
   amortization of $51,149 and $48,048, respectively               103,781        103,005
Purchased computer software, net of accumulated
   amortization of $9,069 and $8,818, respectively                   3,967          3,672
Goodwill, net of accumulated amortization of $17,417 and
   $15,467, respectively                                           272,860        273,268
Other intangible assets, net of accumulated amortization
   of $7,658 and $6,943, respectively                               21,502         17,892
Long-term investments and other assets                               6,729         11,401
                                                                  --------       --------

         Total assets                                             $575,149       $577,427
                                                                  ========       ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $ 12,601       $ 13,031
     Accrued compensation and benefits                              12,149         17,710
     Other accrued liabilities                                      55,757         52,217
     Income taxes payable                                            4,737            433
     Notes payable and current portion of long-term debt            11,176         10,692
     Current portion of unearned revenue                             8,665          8,319
                                                                  --------       --------
         Total current liabilities                                 105,085        102,402

Long-term debt                                                      74,532         89,534
Unearned revenue                                                     1,082          1,191
Deferred taxes                                                      12,652         11,054
Other long-term liabilities                                         22,295         24,698
                                                                  --------       --------
         Total liabilities                                         215,646        228,879
                                                                  --------       --------

Stockholders' equity:
     Class A common stock                                              295            295
     Class B common stock                                               64             64
     Additional paid-in capital                                    258,799        258,853
     Retained earnings                                             100,345         89,336
                                                                  --------       --------
         Total stockholders' equity                                359,503        348,548
                                                                  --------       --------

         Total liabilities and stockholders' equity               $575,149       $577,427
                                                                  ========       ========



                 See notes to consolidated financial statements.
                                        1

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (in thousands except per share amounts)



                                                   Three Months Ended
                                                       September 30,
                                               --------------------------
                                                  1997             1996
                                               ---------        ---------
Revenues                                       $ 172,475        $ 144,332
                                               ---------        ---------

Expenses:
    Wages and benefits                            64,247           56,361
    Services and supplies                         45,127           31,829
    Rent, lease and maintenance                   38,492           31,546
    Depreciation and amortization                  8,609            6,597
    Other operating expenses                       2,430            2,243
                                               ---------        ---------
       Total operating expenses                  158,905          128,576
                                               ---------        ---------

    Operating income                              13,570           15,756

Interest expense                                   1,907            1,427
Other expense (income), net (See Note 3)          (6,917)             (73)
                                               ---------        ---------

    Pretax profit                                 18,580           14,402

Income tax expense                                 7,571            5,869
                                               ---------        ---------

    Net income                                 $  11,009        $   8,533
                                               =========        =========

Earnings per common share                      $     .30        $     .23
                                               =========        =========

Weighted average shares outstanding               36,930           36,462
                                               =========        =========



                 See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                    Three Months Ended
                                                                      September 30,
                                                                 ------------------------
                                                                   1997            1996
                                                                 --------        --------
Cash flows from operating activities:
    Net income                                                   $ 11,009        $  8,533
                                                                 --------        --------

    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                               8,609           6,597
        Other                                                          --              18
        Gain on redemption of preferred stock                      (6,742)             --
        Changes in assets and liabilities, net of
        effects from acquisitions:
           (Increase) decrease in ATM cash                           (900)          4,550
           Increase in accounts receivable                         (4,487)         (2,172)
           Decrease in inventory                                      471             814
           (Increase) decrease in prepaid expenses and
             other current assets                                     484          (2,502)
           Change in deferred taxes                                 2,959           2,654
           Increase in other assets                                  (860)           (649)
           Decrease  in accounts payable                             (577)         (5,301)
           Decrease in accrued compensation and benefits           (6,430)         (3,204)
           Increase in other accrued liabilities                    1,064           2,795
           Increase in income taxes payable                         4,303           1,405
           Increase (decrease) in unearned revenue                    237          (2,380)
           Decrease in other long-term liabilities                 (3,616)         (2,058)
                                                                 --------        --------

        Total adjustments                                          (5,485)            567
                                                                 --------        --------

        Net cash provided by operating activities                   5,524           9,100
                                                                 --------        --------

Cash flows from investing activities:
    Purchases of property, equipment and computer software         (6,576)         (9,122)
    Payments for acquisitions, net of cash acquired                  (693)        (15,504)
    Proceeds from the redemption of long-term investments          12,596              --
    Cash received from divestitures                                    --           2,174
    Additions to other intangible assets and goodwill                (974)         (1,180)
    Additions to notes receivable                                    (307)             --
                                                                 --------        --------

         Net cash provided by (used in) investing activities        4,046         (23,632)
                                                                 --------        --------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                           --          13,175
    Repayments of long-term debt                                  (15,839)         (2,126)
    Proceeds from stock options exercised and related tax
        benefits                                                       --             769
    Net borrowings (repayments) of ATM debt                           900          (4,550)
    Redemption of cumulative redeemable preferred stock                --            (607)
    Other, net                                                        (54)           (342)
                                                                 --------        --------

        Net cash provided by (used in) financing
           activities                                             (14,993)          6,319
                                                                 --------        --------

Net decrease in cash and cash equivalents                          (5,423)         (8,213)

Cash and cash equivalents at beginning of period                   14,667          25,627
                                                                 --------        --------

Cash and cash equivalents at end of period                       $  9,244        $ 17,414
                                                                 ========        ========


                 See notes to consolidated financial statements.
                                        3

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries (the "Company" or "ACS"). All material intercompany profits, transactions and balances have been eliminated. ACS provides information technology services and electronic commerce services primarily in the United States. The Company's information technology services include data processing outsourcing, image management solutions and professional services.

         The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended June 30, 1997. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

2.       NON-RECURRING CHARGE

         During the first quarter of fiscal 1998, the Company recorded a non-recurring charge of $6.0 million to rent, lease and maintenance expense resulting from a binding commitment to a hardware lessor to terminate a computer lease obligation prior to the expiration of its term in December 1999. This computer will be replaced with state of the art technology and will provide better service to the Company's clients. This upgrade to newer technology will also positively impact the Company's earnings beginning in the first quarter of fiscal 1999.

3.       REDEMPTION OF INVESTMENT IN PREFERRED STOCK

         In September 1997, a long-term investment in the preferred stock of one of the Company's customers was redeemed for $12.7 million. The redemption resulted in a $6.7 million gain which is reported as non-operating income in the accompanying statement of income for the quarter ended September 30, 1997.

4.       PENDING MERGER

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

         Under the terms of the agreement, stockholders of CDSI will receive
         1.759 shares of ACS Class A common stock for each share of CDSI common stock, representing approximately 11.0 million shares of ACS common stock. The transaction, which is structured to be tax-free to CDSI shareholders and accounted for as a pooling of interests, is subject to certain regulatory approvals as well as approval by the stockholders of each company. Meetings of the stockholders of ACS and CDSI are scheduled for December 16, 1997 and closing of the merger is expected to occur soon thereafter.

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


RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income as a percentage of revenues:

                                             Three Months Ended
                                               September 30,
                                         -------------------------
                                           1997             1996
                                         --------         --------
Revenues                                    100.0%           100.0%

Expenses:
     Wages and benefits                      37.2             39.0
     Services and supplies                   26.2             22.0
     Rent, lease and maintenance             22.3             21.9
     Depreciation and amortization            5.0              4.6
     Other operating expenses                 1.4              1.6
                                         --------         --------
         Total operating expenses            92.1             89.1
                                         --------         --------

     Operating income                         7.9             10.9

Interest expense                              1.1              1.0
Other expense (income), net                  (4.0)            (0.1)
                                         --------         --------

     Income before income taxes              10.8             10.0

Income tax expense                            4.4              4.1
                                         --------         --------

     Net income                               6.4%             5.9%
                                         ========         ========


COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1997 TO THE QUARTER ENDED SEPTEMBER 30, 1996

Revenues increased $28.2 million, or 20%, to $172.5 million in the quarter ended September 30, 1997 (the first quarter of the Company's 1998 fiscal year), from $144.3 million in the first quarter of fiscal 1997, due to the signing of new contracts, growth in the electronic commerce business line, formerly known as EFT, and acquisitions. This growth was achieved despite the fact that the Company's largest customer

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




experienced a two week work stoppage in August as a result of a strike, as discussed in more detail in the following paragraph. Of the 20% increase in revenue, approximately 11% was from internal growth and 9% was from acquisitions. During the first quarter of fiscal 1998, the Company benefited from several large contracts signed during the second and third quarters of fiscal 1997, as well as continued growth in its electronic commerce line of business. The Company acquired one business during the quarter, which had historical annual revenues of approximately $1.6 million. Five business acquisitions have occurred since the first quarter of fiscal 1997. Revenues from these acquisitions were approximately $12.4 million for the quarter ended September 30, 1997.

As noted above, the Company's largest customer experienced a work stoppage in August as a result of a national strike by a teamsters union. The strike lasted for approximately two weeks, resulting in minimal operations for the customer and, in turn, significantly reduced volumes for ACS, representing a revenue loss of over $2.0 million. Although revenues have returned to pre-strike levels, the Company has been informed that the customer is anticipating labor negotiations with its pilots, who have threatened work stoppages in early 1998.

Total operating expenses were $158.9 million in the first quarter of fiscal 1998, an increase of 23.6% from $128.6 million in the first quarter of fiscal 1997. Operating expenses as a percentage of revenues increased from 89.1% in the first quarter of fiscal 1997 to 92.1% in the first quarter of fiscal 1998. This increase is primarily a result of a non-recurring $6.0 million charge to rent, lease and maintenance expense for a binding commitment to a hardware lessor to terminate a computer lease obligation prior to the expiration of its term in December 1999. This computer will be replaced with newer CMOS technology, providing improved client service and positively impacting operating income beginning in the first quarter of fiscal 1999. Exclusive of this charge, operating expenses as a percentage of revenues would have been 88.6%. Wages and benefits decreased from 39.0% of revenues in the first quarter of fiscal 1997 to 37.2% of revenues in the first quarter of fiscal 1998. The decrease is primarily a result of growth in the electronic commerce business line which offset the growth in our more labor intensive professional services businesses. Services and supplies increased to 26.2% of revenues in the first quarter of fiscal 1998, compared to 22.0% of revenues in the first quarter of fiscal 1997. The increase is primarily the result of growth in the Company's professional services and electronic commerce business lines. Rent, lease and maintenance increased to 22.3% of revenues in the first quarter of fiscal 1998, compared to 21.9% of revenues in the first quarter of fiscal 1997 as a result of the non-recurring technology upgrade charge. Depreciation and amortization increased to 5.0% of revenues in the first quarter of fiscal 1998, compared to 4.6% of revenues in the first quarter of fiscal 1997, due to capital expenditures for computer hardware and software and goodwill recorded in connection with the five acquisitions made in the last twelve months.

Before the non-recurring charge mentioned previously, operating income increased $3.8 million, or 24.1%, to $19.6 million in the first quarter of fiscal 1998, compared to $15.8 million in the first quarter of fiscal 1997. Operating income for the quarter as a percentage of revenues was 11.4% before the charge, compared with 10.9% for the first quarter of fiscal 1997.

Interest expense increased $0.5 million to $1.9 million in the first quarter of fiscal 1998, compared to $1.4 million in the first quarter of fiscal 1997, as a result of financing fiscal 1997 acquisitions and Genix acquisition costs with the Company's unsecured revolving credit facility (the "Credit Facility"). The Company had net non-operating income of $6.9 million in the first quarter of fiscal 1998, a $6.8 million increase, due primarily to the recognition of a $6.7 million gain upon the redemption of the Company's investment in a customer's preferred stock.

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

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's liquid assets, consisting of cash and cash equivalents, totaled $16.8 million compared to $21.3 million at June 30, 1997. These liquid assets included $7.5 million ($6.7 million at June 30, 1997) borrowed under a revolving credit facility ("ATM Cash Facility") for use in the Company's automated teller machines ("ATMs"). Working capital was $61.2 million and $65.8 million at September 30, 1997 and June 30, 1997, respectively, a decrease of $4.6 million primarily due to the accrual of the non-recurring charge for upgrading to newer technology.

Net cash provided by operating activities was $5.5 million for the first three months of fiscal 1998, compared with $9.1 million provided by operating activities during the first three months of fiscal 1997. The decline is primarily due to changes in ATM cash balances during the two periods. The Company generated $4.0 million in cash from investing activities for the quarter ended September 30, 1997, due to the $12.6 million received from the redemption of a preferred stock investment, offset by $6.6 million in capital expenditures and other uses of cash during the quarter. During the first quarter of fiscal 1997, the Company used $23.6 million in cash for investing activities, including $15.5 million for acquisitions and $9.1 million for capital expenditures. Cash flow from financing activities decreased $21.3 million in the first quarter of fiscal 1998 as compared to the first fiscal quarter of 1997 due primarily to repayments of long-term debt of $15.8 million in the current period versus net borrowings of $11.0 million in the prior period.

During the first quarter of fiscal 1998, the Company increased its available line of credit from $125 million to $200 million under the Credit Facility. Borrowings under the Credit Facility as of September 30, 1997 were $67.7 million. After considering outstanding letters of credit, the Company has approximately $130.2 million available for use under the Credit Facility. The Company has an ATM Cash Facility of $11 million, of which $7.5 million was outstanding as of September 30, 1997. This facility expires December 1997 at which time the Company expects to renew or replace the facility at comparable terms. The Company also has two vault cash custody agreements with financial institutions which provide the use of up to $52.0 million in cash for use in Company-owned ATMs. The amount of cash outstanding under the cash custody agreements at September 30, 1997 was approximately $32.0 million and is not an asset or liability of the Company and therefore not recorded on the accompanying consolidated balance sheets. Recently enacted federal regulations governing financial institutions' cash requirements have allowed financial institutions to significantly reduce their vault cash reserves. Accordingly, this may limit ACS' ability to secure similar cash custody agreements when its current arrangements expire in July 1998 and January 1999.

The Company's management believes that available cash and cash equivalents, together with cash generated from operations and available borrowings under its credit facilities, will provide adequate funds for the Company's anticipated needs, including working capital, capital expenditures and ATM cash requirements. Management also believes that cash provided by operations will be sufficient to satisfy all existing debt obligations as they become due. Additional acquisition opportunities, however, requiring significant commitments of capital, may arise. In order to pursue such opportunities, the Company may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to the Company's future acquisition and expansion opportunities and how such opportunities would be financed.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 2.  Changes in Rights of the Company's Security Holders

         On August 5, 1997, the Company's Board of Directors adopted a Rights Agreement pursuant to which Rights to purchase shares of the Company's Class A common stock would be distributed as a dividend, one Right per share, to record owners of the Company's Class A common stock as of the close of business on August 25, 1997 as well as to record owners of the Company's Class B common stock as of the close of business on August 25, 1997.


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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of November, 1997.



                                      AFFILIATED COMPUTER SERVICES, INC.



                                      By:  /s/ Mark A. King
                                         ---------------------------------------
                                           Mark A. King
                                           Executive Vice President and
                                           Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
11.1                Earnings per Share.

27                  Financial Data Schedule