Form 10-Q
period 1997-12-31
AFFILIATED COMPUTER SERVICES INC
filed 1998-02-13
CIK 2135

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1997
                                        --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period from            to
                             ----------    ----------

                      Commission file number     0-24787
                                               ------------


                       AFFILIATED COMPUTER SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     51-0310342
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  2828 North Haskell, Dallas,  Texas                      75204
--------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code     (214) 841-6111
                                                          --------------

                                 Not Applicable
--------------------------------------------------------------------------------
                     (Former name, former address and former
                  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                       Number of shares outstanding as of
        Title of each class                                     February 9, 1998
---------------------------------------              -----------------------------------------

Class A Common Stock, $.01 par value                               44,484,179
Class B Common Stock, $.01 par value                                3,299,686
                                                                   ----------
                                                                   47,783,865

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                               PAGE
PART I.  FINANCIAL INFORMATION                                                NUMBER

Item 1.  Consolidated Financial Statements:

             Consolidated Balance Sheets at December 31, 1997
                 and June 30, 1997                                               1

             Consolidated Statements of Income for the Three
                 Months and the Six Months Ended
                 December 31, 1997 and 1996                                      2

             Consolidated Statements of Cash Flows for the Six
                 Months Ended December 31, 1997 and 1996                         3

             Notes to Consolidated Financial Statements                      4 - 6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7 - 10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      11

Item 2.  Changes in Securities                                                  11

Item 4.  Submission of Matters to a Vote of Security Holders                    12

Item 6.  Exhibits and Reports on Form 8-K                                       13

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                                                 December 31,    June 30,
                                                                    1997           1997
                                                                  --------       --------

                               ASSETS
Current assets:
     Cash and cash equivalents                                    $ 23,713       $ 18,997
     ATM cash                                                       10,000          6,650
     Accounts receivable, net of allowance for doubtful
       accounts of $2,543 and $1,964, respectively                 211,188        199,302
     Inventory                                                       9,642          9,915
     Prepaid expenses and other current assets                      23,735         21,343
     Deferred taxes                                                  8,030         12,860
                                                                  --------       --------
         Total current assets                                      286,308        269,067

Property and equipment, net of accumulated depreciation and
   amortization of $78,833 and $66,302, respectively               136,752        135,160
Purchased computer software, net of accumulated
   amortization of $10,030 and $9,436, respectively                  6,124          4,554
Goodwill, net of accumulated amortization of $20,288 and
   $15,504, respectively                                           372,060        312,732
Other intangible assets, net of accumulated amortization
   of $9,808 and $7,100, respectively                               27,431         24,829
Long-term investments and other assets                               9,508         15,135
                                                                  --------       --------

         Total assets                                             $838,183       $761,477
                                                                  ========       ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $ 24,616       $ 24,167
     Accrued compensation and benefits                              36,361         36,054
     Other accrued liabilities                                      80,869         72,115
     Notes payable and current portion of long-term debt            12,614         17,546
     Current portion of unearned revenue                             7,349          8,319
                                                                  --------       --------
         Total current liabilities                                 161,809        158,201

Long-term debt                                                     179,888        130,680
Unearned revenue                                                     1,164          1,191
Deferred taxes                                                      16,570         14,089
Other long-term liabilities                                         23,390         29,835
                                                                  --------       --------
         Total liabilities                                         382,821        333,996
                                                                  --------       --------

Stockholders' equity:
     Class A common stock                                              442            405
     Class B common stock                                               33             64
     Additional paid-in capital                                    285,459        275,922
     Retained earnings                                             169,428        151,090
                                                                  --------       --------
         Total stockholders' equity                                455,362        427,481
                                                                  --------       --------

         Total liabilities and stockholders' equity               $838,183       $761,477
                                                                  ========       ========

                 See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (in thousands except per share amounts)

                                              Three Months Ended                Six Months Ended
                                                 December 31,                     December 31,
                                          -------------------------        --------------------------
                                             1997           1996              1997             1996
                                          ---------       ---------        ---------        ---------

Revenues                                  $ 285,235       $ 225,159        $ 550,229        $ 439,565
                                          ---------       ---------        ---------        ---------

Expenses:
     Wages and benefits                     120,102          94,924          234,217          188,264
     Services and supplies                   90,163          64,434          168,136          122,315
     Rent, lease and maintenance             33,859          33,221           74,792           66,063
     Depreciation and amortization           11,302           8,088           21,833           15,620
     Merger related costs                    12,974              --           12,974               --
     Other operating expenses                 2,355           3,431            4,889            5,864
                                          ---------       ---------        ---------        ---------
         Total operating expenses           270,755         204,098          516,841          398,126
                                          ---------       ---------        ---------        ---------

     Operating income                        14,480          21,061           33,388           41,439

Interest expense                              2,751           1,654            5,456            3,148
Other expenses (income), net                    198            (214)          (6,596)            (365)
                                          ---------       ---------        ---------        ---------

     Income before income taxes              11,531          19,621           34,528           38,656

Income tax expense                            5,929           7,945           15,476           15,662
                                          ---------       ---------        ---------        ---------

     Net income                           $   5,602       $  11,676        $  19,052        $  22,994
                                          =========       =========        =========        =========

Earnings per common share (basic)         $     .12       $     .25        $     .40        $     .50
                                          =========       =========        =========        =========

Weighted average shares outstanding          47,383          46,004           47,167           45,904
                                          =========       =========        =========        =========

Earnings per common share assuming
     dilution                             $     .12       $     .25        $     .39        $     .49
                                          =========       =========        =========        =========

Weighted average shares outstanding          48,584          47,395           48,453           47,315
                                          =========       =========        =========        =========



                 See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                         Six Months Ended
                                                                                           December 31,
                                                                                   --------------------------
                                                                                     1997              1996
                                                                                   ---------        ---------

Cash flows from operating activities:
    Net income                                                                     $  19,052        $  22,994
                                                                                   ---------        ---------

    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                 21,833           15,620
        Noncash portion of merger related costs                                        1,762               --
        Other                                                                             --              145
        Gain on redemption of preferred stock                                         (6,742)              --
        Changes in assets and liabilities, net of effects from acquisitions:
           (Increase) decrease in ATM cash                                            (3,350)           3,150
           Increase in accounts receivable                                            (4,308)         (12,016)
           Decrease in inventory                                                         273            1,821
           (Increase) decrease in prepaid expenses and
             other current assets                                                        327           (1,146)
           Change in deferred taxes                                                    8,524            2,983
           Increase in other assets                                                     (616)            (969)
           Increase (decrease) in accounts payable                                      (874)           5,951
           Decrease in accrued compensation and benefits                              (4,474)          (6,792)
           Increase (decrease) in other accrued liabilities                            5,844           (3,109)
           Increase (decrease) in income taxes payable                                 1,480           (1,427)
           Decrease in unearned revenue                                                 (997)          (2,870)
           Decrease in other long-term liabilities                                    (6,175)          (4,443)
                                                                                   ---------        ---------

        Total adjustments                                                             12,507           (3,102)
                                                                                   ---------        ---------

        Net cash provided by operating activities                                     31,559           19,892
                                                                                   ---------        ---------

Cash flows from investing activities:
    Purchases of property, equipment and computer software                           (17,083)         (19,021)
    Payments for acquisitions, net of cash acquired                                  (63,554)         (17,444)
    Proceeds from the redemption of long-term investments                             12,596            4,611
    Cash received from divestitures                                                       --            2,704
    Additions to other intangible assets and goodwill                                 (3,077)          (2,687)
    Other                                                                                (90)              42
                                                                                   ---------        ---------

         Net cash used in investing activities                                       (71,208)         (31,795)
                                                                                   ---------        ---------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                         108,251           13,175
    Repayments of long-term debt                                                     (67,351)         (11,157)
    Proceeds from stock options exercised and related tax
        benefits                                                                         590            3,281
    Net borrowings (repayments) of ATM debt                                            3,350           (3,150)
    Redemption of cumulative redeemable preferred stock                                   --             (607)
    Other, net                                                                          (475)            (748)
                                                                                   ---------        ---------

        Net cash provided by financing activities                                     44,365              794
                                                                                   ---------        ---------

Net increase (decrease) in cash and cash equivalents                                   4,716          (11,109)

Cash and cash equivalents at beginning of period                                      18,997           29,267
                                                                                   ---------        ---------

Cash and cash equivalents at end of period                                         $  23,713        $  18,158
                                                                                   =========        =========



                 See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries (the "Company" or "ACS"). All material intercompany profits, transactions and balances have been eliminated. ACS provides information technology services and electronic commerce solutions primarily in the United States. The Company's information technology services include data processing outsourcing, business process outsourcing and professional services and systems integration.

         In December 1997, the Company acquired Computer Data Systems, Inc. ("CDSI"), through the merger of a wholly-owned subsidiary of the Company with and into CDSI, a provider of information technology solutions to government and private industry customers. The transaction was accounted for as a pooling of interests; therefore, all periods presented have been restated to include the combined operations of ACS and CDSI.

         The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended June 30, 1997. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year.

2.       COMPLETION OF MERGER

         On December 16, 1997 the CDSI merger was both approved and consummated by the stockholders of each company. The stockholders of CDSI received
         1.759 shares of ACS Class A common stock for each share of CDSI common stock, resulting in the issuance of 11.1 million shares of ACS Class A common stock, excluding unexercised options. The transaction was structured to be tax free to CDSI stockholders and was accounted for as a pooling of interests. There were no material transactions between ACS and CDSI prior to the combination. Certain reclassifications and immaterial adjustments were necessary to conform the CDSI financial statement presentations and accounting policies to those of ACS.

         The following table presents the revenues and net income of the separate companies for the financial statement periods preceding the merger (in thousands):

                            Three Months    Three Months     Six Months
                               Ended           Ended           Ended
                           Sept. 30, 1997  Dec. 31, 1996   Dec. 31, 1996
                           --------------  -------------   -------------

         Revenues:
             ACS               $172,475       $150,004       $294,337
             CDSI                92,519         75,155        145,228
                               --------       --------       --------
                Combined       $264,994       $225,159       $439,565
                               ========       ========       ========
         Net income:
             ACS               $ 11,009       $  9,130       $ 17,663
             CDSI                 2,441          2,546          5,331
                               --------       --------       --------
                Combined       $ 13,450       $ 11,676       $ 22,994
                               ========       ========       ========

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         During the second quarter of fiscal 1998, the Company recorded operating expenses of $13.0 million ($8.9 million net of related tax benefits or $.18 per common share assuming dilution), for specific and identifiable costs related to the CDSI merger, including direct transaction costs, integration costs, consolidation expenses, and the write-off of certain assets. At December 31, 1997, $9.2 million of these charges were reported as current liabilities in the Company's balance sheet.

         In conjunction with the CDSI merger, options outstanding under the CDSI 1991 Long-Term Incentive Plan (the "1991 Plan") became fully vested and exercisable as a result of certain change of control provisions contained in the 1991 Plan. As of December 31, 1997, 1,103,343 options granted under the 1991 Plan were vested and exercisable. In connection with the CDSI merger, 3,106,000 shares of ACS Class B common stock were converted to Class A common stock.

3.       BUSINESS COMBINATIONS

         During the six months ended December 31, 1997, the Company completed three acquisitions of professional services businesses, which were accounted for as purchases. Assets acquired, liabilities assumed and net purchase price of the acquisitions were $75.9 million, $9.8 million, and $66.1 million, respectively. The Company financed a portion of the aggregate purchase price for these acquisitions through the issuance of approximately 41,000 shares of unregistered Class A common stock. In addition, the remaining minority interest in one of the Company's professional services subsidiaries was purchased through the issuance of approximately 402,000 shares of unregistered Class A common stock.

4.       EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement replaced the previously reported primary and fully diluted earnings per share with "basic" and "diluted" earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented to conform to the requirements of SFAS 128.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options which were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common stock totaled less than 25,000 shares for each period presented.

                                                                 Three Months Ended          Six Months Ended
                                                                    December 31,                December 31,
                                                               ---------------------       ---------------------
                                                                 1997          1996         1997           1996
                                                               -------       -------       -------       -------
         Numerator:
             Net income                                        $ 5,602       $11,676       $19,052       $22,994
                                                               -------       -------       -------       -------
         Denominator:
             Weighted average shares outstanding (basic)        47,383        46,004        47,167        45,904

             Potential common shares:
                Stock options                                      973         1,028         1,034         1,067
                Warrants and other                                 228           363           252           344
                                                               -------       -------       -------       -------
                Total potential common shares                    1,201         1,391         1,286         1,411
                                                               -------       -------       -------       -------

             Denominator for earnings per share
                assuming dilution                               48,584        47,395        48,453        47,315
                                                               -------       -------       -------       -------


         Earnings per common share (basic)                     $   .12       $   .25       $   .40       $   .50
                                                               =======       =======       =======       =======

         Earnings per common share assuming dilution           $   .12       $   .25       $   .39       $   .49
                                                               =======       =======       =======       =======

5.       NON-RECURRING CHARGE

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

6.       REDEMPTION OF INVESTMENT IN PREFERRED STOCK

         In September 1997, a long-term investment in the preferred stock of one of the Company's customers was redeemed for $12.7 million. The redemption resulted in a $6.7 million gain which is reported as non-operating income in the accompanying statement of income for the six months ended December 31, 1997.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income as a percentage of revenues:

                                          Three Months Ended         Six Months Ended
                                             December 31,              December 31,
                                        ----------------------   -----------------------
                                          1997         1996         1997         1996
                                        ---------    ---------   ---------     ---------

Revenues                                 100.0%       100.0%       100.0%        100.0%

Expenses:
     Wages and benefits                   42.1         42.2         42.6          42.8
     Services and supplies                31.6         28.6         30.5          27.8
     Rent, lease and maintenance          11.9         14.7         13.6          15.0
     Depreciation and amortization         4.0          3.6          4.0           3.6
     Merger related costs                  4.5           --          2.3            --
     Other operating expenses              0.8          1.5          0.9           1.4
                                         -----        -----        -----         -----
         Total operating expenses         94.9         90.6         93.9          90.6
                                         -----        -----        -----         -----

     Operating income                      5.1          9.4          6.1           9.4

Interest expense                           1.0          0.7          1.0           0.7
Other expense (income), net                 --           --         (1.2)         (0.1)
                                         -----        -----        -----         -----

     Income before income taxes            4.1          8.7          6.3           8.8

Income tax expense                         2.1          3.5          2.8           3.6
                                         -----        -----        -----         -----

     Net income                            2.0%         5.2%         3.5%          5.2%
                                         =====        =====        =====         =====

COMPARISON OF THE QUARTER ENDED DECEMBER 31, 1997 TO THE QUARTER ENDED DECEMBER 31, 1996

Revenues increased $60.0 million, or 27%, to $285.2 million in the quarter ended December 31, 1997 (the second quarter of the Company's 1998 fiscal year), from $225.2 million in the second quarter of fiscal 1997, due to acquisitions, internally generated sales and growth from existing customers. Of the 27% increase in revenue, 11% was from internal growth and 16% was from acquisitions. The Company

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


acquired two businesses during the quarter, which had historical annual revenues of approximately $51.2 million. A total of six business acquisitions have occurred since the second quarter of fiscal 1997. Revenues from these acquisitions were approximately $35.1 million for the quarter ended December 31, 1997, including $17.9 million from Analytical Systems Engineering Corporation ("ASEC"), a wholly-owned subsidiary of CDSI.

Excluding $13.0 million of merger costs, total operating expenses were $257.8 million in the second quarter of fiscal 1998, an increase of 26.3%, from $204.1 million in the second quarter of fiscal 1997. Operating expenses, excluding merger costs, decreased from 90.6% as a percentage of revenues in the second quarter of fiscal 1997 to 90.4% in the second quarter of fiscal 1998.

Services and supplies increased from 28.6% of revenues in the second quarter of fiscal 1998, to 31.6% of revenues in the second quarter of fiscal 1997 primarily due to unusually high rebillable expenses during the second quarter on a loan processing government contract. Rent, lease and maintenance decreased from 14.7% as a percentage of revenues in the second quarter of fiscal 1997 to 11.9% in the second quarter of fiscal 1998, due primarily to increases in other expense categories resulting from recent acquisitions of professional services businesses (primarily ASEC) and economies of scale related to growth in the Company's outsourcing business line.

Depreciation and amortization increased to 4.0% of revenues in the second quarter of fiscal 1998, compared to 3.6% of revenues in the second quarter of fiscal 1997. This increase is primarily attributable to capital expenditures during the last twelve months and goodwill recorded in connection with the acquisition of ASEC in June 1997.

Operating income, excluding merger costs, increased $6.4 million, or 30.3%, to $27.5 million in the second quarter of fiscal 1998, compared to $21.1 million in the second quarter of fiscal 1997. The increase was due to internally generated sales and acquisitions since the second quarter of fiscal 1997 (primarily ASEC). Operating income margin, excluding merger costs, improved to 9.6% in the second quarter of fiscal 1998, from 9.4% in the second quarter of fiscal 1997, due primarily to the continued realization of economies of scale in the outsourcing business line.

Interest expense increased $1.1 million to $2.8 million in the second quarter of fiscal 1998, compared to $1.7 million in the second quarter of fiscal 1997 due primarily to debt incurred to fund the ASEC acquisition.

The Company's effective tax rate exceeded 51% for the second quarter of fiscal 1998 due to certain non-deductible merger costs. Excluding merger costs and the related tax benefit, the effective tax rate was 41%, which exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1997 TO THE SIX MONTHS ENDED DECEMBER 31, 1996

Revenues increased $110.6 million, or 25%, to $550.2 million in the six months ended December 31, 1997, from $439.6 million for the same period in fiscal 1997 due to acquisitions, internally generated sales and growth from existing customers. The Company acquired three businesses during the six months ended December 31, 1997, which had historical annual revenues of approximately $52.8 million and generated $5.8 million of revenues for the six months ended December 31, 1997. Revenues from the six businesses acquired since the second quarter of fiscal 1997 were $61.7 million for the six months ended December 31, 1997.

Excluding merger costs of $13.0 million, total operating expenses were $503.9 million for the six months ended December 31, 1997, an increase of 26.6%, from $398.1 million for the same period in fiscal 1997. Operating expenses, excluding merger costs, as a percentage of revenues increased slightly from 90.6% in fiscal 1997 to 91.6% in fiscal 1998 due primarily to a non-recurring $6.0 million charge to rent, lease and

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



maintenance expense in the first quarter of fiscal 1998 for a binding commitment to a hardware lessor to terminate a computer lease obligation prior to its expiration.

Services and supplies increased as a percentage of revenues from 27.8% for the first six months of fiscal 1997 to 30.5% for the first six months of fiscal 1998 due to the unusually high rebillable expenses during the second quarter of fiscal 1998 on a government contract. Rent, lease and maintenance expense for the first six months of fiscal 1998 contains the $6.0 million non-recurring charge mentioned above. Excluding this $6.0 million charge, rent, lease and maintenance expense decreased from 15.0% as a percentage of revenues in the first six months of fiscal 1997 to 12.5% in the first six months of fiscal 1998, due primarily to increases in other expense categories resulting from recent acquisitions of professional services businesses (primarily ASEC) and economies of scale related to growth in the Company's outsourcing business line. Depreciation and amortization increased to 4.0% of revenues in the first six months of fiscal 1998, compared to 3.6% of revenues in fiscal 1997, primarily due to capital expenditures during the last twelve months and goodwill recorded in connection with the ASEC acquisition.

Operating income before merger costs increased $5.0 million, or 12.1%, to $46.4 million for the first six months of fiscal 1998, compared to $41.4 million in fiscal 1997. The increase was due to the growth in new business generated by the Company and to acquisitions since the second quarter of fiscal 1997. The operating income margin, before merger costs and the $6.0 million non-recurring charge mentioned above, remained consistent from the first six months of fiscal 1997 to the first six months of fiscal 1998.

Interest expense increased from $3.1 million in the first six months of fiscal 1997 to $5.5 million in fiscal 1998, primarily due to an increase in long-term debt incurred to fund the ASEC acquisition. Other income for the first six months of fiscal 1998 contains the recognition of a $6.7 million gain upon the redemption of the Company's investment in a customer's preferred stock.

The Company's effective tax rate exceeded 44% for the first six months of fiscal 1998 due in part to certain non-deductible merger costs. Excluding merger costs and the related tax benefit, the effective tax rate was approximately 41%, exceeding the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's liquid assets, consisting of cash and cash equivalents, totaled $33.7 million compared to $25.6 million at June 30, 1997. These liquid assets included $10.0 million ($6.7 million at June 30, 1997) borrowed under a revolving credit facility ("ATM Cash Facility") for use in the Company's automated teller machines ("ATMs"). Working capital was $124.5 million and $110.9 million at December 31, 1997 and June 30, 1997, respectively, an increase of $13.6 million primarily due to an increase in accounts receivable balances from acquisitions and internal revenue growth.

Net cash provided by operating activities was $31.6 million for the first six months of fiscal 1998, compared with $19.9 million provided by operating activities during the first six months of fiscal 1997. The increase is primarily due to changes in accounts receivable and other accrued liabilities balances during the two periods. The Company used $71.2 million in cash from investing activities for the six months ended December 31, 1997, due to $63.6 million used for acquisitions and $17.1 million used for capital expenditures, offset by $12.6 million received from the redemption of a preferred stock investment. Cash flow from financing activities increased $43.6 million in the first six months of fiscal 1998 as compared to the first six months of fiscal 1997, due primarily to borrowings of long-term debt in the current period to finance the acquisition of CARA Holdings, Inc., the parent of CARA Corporation ("CARA"). CARA was acquired in December 1997 and provides technical staff augmentation, project management, systems development services and end-user performance support, training and documentation and Year 2000 consulting to approximately 130 clients.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


During the first quarter of fiscal 1998, the Company increased its available line of credit from $125 million to $200 million under the Credit Facility. Borrowings under the Credit Facility as of December 31, 1997 were $173.7 million. After considering outstanding letters of credit, the Company has approximately $23.7 million available for use under the Credit Facility. The Company has an ATM Cash Facility of $11 million, of which $10.0 million was outstanding as of December 31, 1997. In December 1997, the term of this facility was extended through December 1998. The Company also has two vault cash custody agreements with financial institutions which provide the use of up to $52.0 million in cash for use in Company-owned ATMs. Cash outstanding under the cash custody agreements, approximately $37.0 million at December 31, 1997, is not an asset or liability of the Company and is not recorded on the accompanying consolidated balance sheets. Recently enacted federal regulations governing financial institutions' cash requirements have allowed financial institutions to significantly reduce their vault cash reserves. Accordingly, this may limit ACS' ability to secure similar cash custody agreements when its current arrangements expire in July 1998 and January 1999.

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

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceeding

Twenty-one former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, "GSA/FTSA") have brought suit in Texas state court alleging entitlement to 401,541 shares of the Company's Class A common stock pursuant to options issued to GSA/FTSA employees in 1988 in connection with a former data processing services agreement between GSA/FTSA and the Company. There are seven other former GSA/FTSA employees who were issued similarly situated options allegedly covering 129,631 shares of the Company's Class A common stock. The per share exercise price for each of these options, as adjusted for the Company's 1994 reclassification and its 1996 two-for-one stock split, is alleged to be $.38. The Company believes that it has meritorious defenses to all or substantial portions of these matters and plans to vigorously defend against them. However, should the proceedings not be favorably resolved, the Company may be subject to a material noncash charge.

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

Item 2.  Changes in Securities

On October 7, 1997, the Company issued 402,000 shares of Class A common stock to certain selling stockholders in connection with the Company's acquisition of the remaining 30% interest in the outstanding capital stock of Technical Directions, Inc. On December 31, 1997, the Company issued 41,110 shares of Class A common stock to certain selling stockholders in connection with the Company's acquisition of all of the outstanding capital stock of CARA Holdings, Inc., the parent of CARA Corporation. The issuances of ACS Class A common stock in connection with the foregoing transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters participated in these transactions.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 16, 1997, the Company held its 1997 annual meeting of stockholders, at which meeting the Company's stockholders were asked to vote on the following proposals to: (i) approve the issuance of shares of ACS Class A common stock in connection with the combination of ACS with CDSI ("Proposal 1"); (ii) approve an amendment to the Company's charter classifying the ACS board of directors into three classes ("Proposal 2"); (iii) elect the board of directors ("Proposal 3");
(iv) approve an amendment to the Company's bylaws requiring advance notice by ACS stockholders for proposals and nominations for director to be included for consideration at a meeting of stockholders ("Proposal 4"); (v) approve an amendment to the Company's charter to increase the number of authorized shares of ACS Class A common stock from 75,000,000 to 500,000,000 and of ACS Class B common stock from 6,405,686 to 14,000,000 ("Proposal 5"); (vi) vote upon performance-based incentive compensation to ACS's executive officers ("Proposal 6"); and (vii) approve the ACS 1997 Stock Incentive Plan ("Proposal 7"). The tabulated results of votes cast at the meeting were as follows:

                                           Votes For           Votes Against          Abstentions
                                       ----------------      ----------------      ----------------

Proposal 1:                                85,573,479                 7,087                 2,290
Proposal 2:                                72,303,709            13,280,790                 4,531
Proposal 4:                                76,082,252             9,982,663                12,460
Proposal 5:                                77,277,983             9,938,391                 3,178
Proposal 6:                                86,664,160                62,787                 4,260
Proposal 7:                                75,534,470            10,535,840                 7,065

Proposal 3:                                                                     Votes
                                                                   --------------------------------
                                                                       For             Withheld
                                                                   -------------     --------------

Darwin Deason                                                        86,666,337           553,125
Jeffrey A. Rich                                                      86,666,337           553,125
Henry G. Hortenstine                                                 86,665,737           553,815
Joseph P. O'Neill                                                    86,666,337           553,215
Frank A. Rossi                                                       86,666,137           553,415
Clifford M. Kendall                                                  86,666,292           553,260
Mark A King                                                          86,666,447           553,105
David W. Black                                                       86,666,013           553,539
Peter A. Bracken                                                     86,666,137           553,415

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits:

          2.1 Agreement and Plan of Merger, dated as of September 20, 1997, by and among the Company, ACS Acquisition Corp. and CDSI, filed as
              Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-40351) and incorporated herein by reference.

         27.  Financial Data Schedule

         b)   Reports on Form 8-K

              1. On December 23, 1997, the Company filed a Current Report on Form 8-K reporting the closing of the CDSI merger.

              2. On January 6, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition by a wholly owned subsidiary of the Company of CARA Holdings Inc., parent of CARA Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of February, 1998.



                                    AFFILIATED COMPUTER SERVICES, INC.



                                    By: /s/ Mark A. King
                                       --------------------------------------
                                        Mark A. King
                                        Executive Vice President and
                                        Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

      2.1 Agreement and Plan of Merger, dated as of September 20, 1997, by and among the Company, ACS Acquisition Corp. and CDSI, filed as
              Exhibit 2.1 to the Company's Registration Statement on Form S-4
              (Registration No. 333-40351) and incorporated herein by reference.

      27.     Financial Data Schedule