Form 10-Q
period 1998-03-31
AFFILIATED COMPUTER SERVICES INC
filed 1998-05-14
CIK 2135

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended       March 31, 1998
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period from __________ to __________

                         Commission file number   0-24787
                                                --------------------------------



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                              Number of shares outstanding as of
         Title of each class                             May 12, 1998
------------------------------------          ----------------------------------
Class A Common Stock, $.01 par value              44,893,465
Class B Common Stock, $.01 par value              3,299,686
                                                  ---------
                                                  48,193,151


               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES



                                      INDEX



                                                                                            PAGE
PART I.           FINANCIAL INFORMATION                                                    NUMBER


Item 1.           Consolidated Financial Statements:

                      Consolidated Balance Sheets at March 31, 1998 and
                         June 30, 1997                                                        1

                      Consolidated Statements of Income for the Three Months and
                         the Nine Months Ended March 31, 1998 and 1997                        2

                      Consolidated Statements of Cash Flows for the Nine Months
                         Ended March 31, 1998 and 1997                                        3

                      Notes to Consolidated Financial Statements                          4 - 6


Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                          7 - 10


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                           11

Item 2.           Changes In Securities                                                       11

Item 6.           Exhibits and Reports on Form 8-K                                            12


             AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                               (in thousands)


                                                                March 31,     June 30,
                                                                  1998         1997
                                                                --------     --------
                                ASSETS

Current assets:
     Cash and cash equivalents                                  $ 65,317     $ 18,997
     ATM cash                                                      8,200        6,650
     Accounts receivable, net of allowance for doubtful
       accounts of $3,020 and $1,964, respectively               220,304      199,302
     Inventory                                                    10,895        9,915
     Deferred taxes                                                8,983       12,860
     Prepaid expenses and other current assets                    23,062       21,343
                                                                --------     --------
         Total current assets                                    336,761      269,067

Property and equipment, net of accumulated depreciation and
     amortization of $84,791 and $66,302, respectively           139,323      135,160
Purchased computer software, net of accumulated
   amortization of $10,557 and $9,436, respectively                8,349        4,554
Goodwill, net of accumulated amortization of $22,974 and
   $15,504, respectively                                         376,098      312,732
Other intangible assets, net of accumulated amortization
   of $12,107 and $7,100, respectively                            38,538       24,829
Long-term investments and other assets                            21,016       15,135
                                                                --------     --------

         Total assets                                           $920,085     $761,477
                                                                ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $ 23,599     $ 24,167
     Accrued compensation and benefits                            38,919       36,054
     Other accrued liabilities                                    74,888       72,115
     Notes payable and current portion of long-term debt          10,761       17,546
     Current portion of unearned revenue                          10,171        8,319
                                                                --------     --------
         Total current liabilities                               158,338      158,201

Convertible notes due 2005                                       230,000         --
Other long-term debt                                               5,717      130,680
Unearned revenue                                                   1,075        1,191
Deferred taxes                                                    19,587       14,089
Other long-term liabilities                                       21,539       29,835
                                                                --------     --------
         Total liabilities                                       436,256      333,996
                                                                --------     --------

Stockholders' equity:
     Class A common stock                                            449          405
     Class B common stock                                             33           64
     Additional paid-in capital                                  297,070      275,922
     Retained earnings                                           186,277      151,090
                                                                --------     --------
         Total stockholders' equity                              483,829      427,481
                                                                --------     --------

         Total liabilities and stockholders' equity             $920,085     $761,477
                                                                ========     ========


                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (in thousands except per share amounts)


                                                           Three Months Ended            Nine Months Ended
                                                                March 31,                      March 31,
                                                          ------------------------     ------------------------
                                                             1998           1997         1998           1997
                                                          ---------      ---------     ---------      ---------
Revenues                                                  $ 304,945      $ 232,221     $ 855,174      $ 671,785
                                                          ---------      ---------     ---------      ---------

Expenses:
     Wages and benefits                                     129,218         99,565       363,435        287,829
     Services and supplies                                   91,873         65,135       260,009        187,449
     Rent, lease and maintenance                             37,236         33,163       112,028         99,225
     Depreciation and amortization                           12,371         10,172        34,204         25,794
     Merger related costs                                      --             --          12,974           --
     Other operating expenses                                 2,914            972         7,803          6,833
                                                          ---------      ---------     ---------      ---------
          Total operating expenses                          273,612        209,007       790,453        607,130
                                                          ---------      ---------     ---------      ---------

     Operating income                                        31,333         23,214        64,721         64,665

Interest expense                                              3,285          1,708         8,807          4,856
Other expenses (income), net                                   (390)            49        (7,052)          (313)
                                                          ---------      ---------     ---------      ---------

     Income before income taxes                              28,438         21,457        62,966         60,112

Income tax expense                                           11,588          8,719        27,064         24,380
                                                          ---------      ---------     ---------      ---------

     Net income                                           $  16,850      $  12,738     $  35,902      $  35,732
                                                          =========      =========     =========      =========


Earnings per common share (basic)                         $     .35      $     .28     $     .76      $     .78
                                                          =========      =========     =========      =========


Weighted average shares outstanding (basic)                  47,858         46,133        47,394         45,979
                                                          =========      =========     =========      =========

Earnings per common share assuming
     dilution                                             $     .34      $     .27     $     .74      $     .76
                                                          =========      =========     =========      =========

Weighted average shares outstanding assuming dilution
                                                             50,011         47,222        48,923         47,279
                                                          =========      =========     =========      =========




                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (in thousands)


                                                                                     Nine Months Ended
                                                                                          March 31,
                                                                                 ------------------------
                                                                                   1998           1997
                                                                                 ---------      ---------
Cash flows from operating activities:
    Net income                                                                   $  35,902      $  35,732
                                                                                 ---------      ---------


Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation and amortization                                               34,204         25,794
        Noncash portion of merger related costs                                      2,250           --
        Other                                                                         --              249

        Gain on redemption of preferred stock                                       (6,742)          --
        Changes in assets and liabilities, net of effects from acquisitions:

           (Increase) decrease in ATM cash                                          (1,550)         4,750
           Increase in accounts receivable                                         (12,847)       (10,482)
           (Increase) decrease in inventory                                           (980)         1,054
           Increase in prepaid expenses and other current assets
                                                                                    (3,010)          (261)
           Change in deferred taxes                                                 10,678         11,901
           Increase in other assets                                                 (5,802)        (1,454)
           Decrease in accounts payable                                             (1,749)        (5,841)
           Decrease in accrued compensation and benefits                            (2,672)        (2,599)
           Increase (decrease) in other accrued liabilities                         (4,688)         7,400
           Change in income taxes receivable/payable                                10,276         (4,358)
           Increase (decrease) in unearned revenue                                   1,736           (687)
           Decrease in other long-term liabilities                                 (11,590)        (6,646)
                                                                                 ---------      ---------

        Total adjustments                                                            7,514         18,820
                                                                                 ---------      ---------

        Net cash provided by operating activities                                   43,416         54,552
                                                                                 ---------      ---------


Cash flows from investing activities:

    Purchases of property, equipment and computer software                         (29,664)       (30,371)

    Payments for acquisitions, net of cash acquired                                (69,918)       (42,811)
    Proceeds from the redemption of long-term investments                           12,596          4,611
    Cash received from divestitures                                                   --            2,704
    Additions to other intangible assets and goodwill                               (5,768)        (4,119)
    Other                                                                             (301)          (730)
                                                                                 ---------      ---------

         Net cash used in investing activities                                     (93,055)       (70,716)
                                                                                 ---------      ---------

Cash flows from financing activities:

    Proceeds from issuance of long-term debt, net of issuance costs                329,926         36,176
    Repayments of long-term debt                                                  (239,555)       (17,000)
    Proceeds from stock options exercised and related tax benefits                   4,642          4,166
    Net borrowings (repayments) of ATM debt                                          1,550         (4,750)
    Dividends paid                                                                    (377)          (725)
    Redemption of cumulative redeemable preferred stock                               --             (607)
    Other, net                                                                        (227)          (435)
                                                                                 ---------      ---------


        Net cash provided by financing activities                                   95,959         16,825
                                                                                 ---------      ---------

Net increase in cash and cash equivalents                                           46,320            661

Cash and cash equivalents at beginning of period                                    18,997         29,267
                                                                                 ---------      ---------
Cash and cash equivalents at end of period                                       $  65,317      $  29,928
                                                                                 =========      =========


                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries (the "Company" or "ACS"). All material intercompany profits, transactions and balances have been eliminated. ACS provides information technology services and electronic commerce solutions primarily in the United States. The Company's information technology services include technology outsourcing, business process outsourcing and professional services and systems integration.

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

         The financial information presented should be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 1997 filed February 19, 1998 as a Current Report on Form 8-K which reflects the combined accounts of the companies restated to reflect the merger with CDSI and represents the historical financial statements of ACS going forward. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year.

2.       DEBT OFFERING

         On March 20, 1998 the Company sold $230 million of 4% Convertible Subordinated Notes due March 15, 2005 (the "Notes"). The Notes are convertible into the Company's Class A common stock at a conversion rate of 23.4432 shares of Class A common stock for each $1,000 principal amount of Notes (equivalent to a conversion price of $42.66 per share of Class A common stock), subject to adjustments in certain events. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year commencing on September 15, 1998. The Notes may be redeemed at the option of the Company on or after March 15, 2002, in whole or in part, at the redemption prices set forth in the Notes.

3.       BUSINESS COMBINATIONS

         During the nine months ended March 31, 1998, the Company completed four acquisitions of professional services businesses, which were accounted for as purchases. Assets acquired, liabilities assumed and net purchase price of the acquisitions were $77.0 million, $10.2 million, and $66.8 million, respectively. The Company financed a portion of the aggregate purchase price for these acquisitions through the issuance of approximately 57,000 shares of unregistered Class A common stock. In addition, the remaining minority interests in one of the Company's professional services subsidiaries and one of the Company's business process outsourcing (BPO) subsidiaries were purchased through the issuance of approximately 528,000 shares of unregistered Class A common stock, as well as payment of approximately $6.0 million in cash.

         On December 16, 1997 the CDSI merger was both approved and consummated by the stockholders of each company. The stockholders of CDSI received
         1.759 shares of ACS Class A common stock for each share of CDSI common stock, resulting in the issuance of 11.1 million shares of ACS Class A common stock, excluding unexercised options. The transaction was

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         structured to be tax free to CDSI stockholders and was accounted for as a pooling of interests. There were no material transactions between ACS and CDSI prior to the combination. Certain reclassifications and immaterial adjustments were necessary to conform the CDSI financial statement presentations and accounting policies to those of ACS.

         During the second quarter of fiscal 1998, the Company recorded operating expenses of $13.0 million ($8.9 million net of related tax benefits or $.18 per common share assuming dilution), for specific and identifiable costs related to the CDSI merger, including direct transaction costs, integration costs, consolidation expenses, and the write-off of certain assets. At March 31, 1998, $5.6 million of these charges were reported as current liabilities in the Company's balance sheet.

         In conjunction with the CDSI merger, options outstanding under the CDSI 1991 Long-Term Incentive Plan (the "1991 Plan") became fully vested and exercisable as a result of certain change of control provisions contained in the 1991 Plan, and such options were exchanged for fully vested and exercisable options to acquire 1,128,849 shares of ACS Class A common stock. Since the time of the CDSI merger, and as of March 31, 1998, such options covering 557,123 shares of ACS Class A common stock have been exercised, and as of March 31, 1998, such options covering 571,726 shares of ACS Class A common stock were vested, exercisable and outstanding. Around the time of the CDSI merger, 3,106,000 shares of ACS Class B common stock were converted to Class A common stock.

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

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




4.       EARNINGS PER SHARE (CONTINUED)

         The following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options which were not included in the computation of diluted EPS because the exercise prices of such options exceeded the average market price of the common stock totaled less than 25,000 shares for each period presented.

                                                              Three Months Ended     Nine Months Ended
                                                                   March 31,             March 31,
                                                              ------------------    --------------------
                                                              1998        1997        1998         1997
                                                             -------     -------    --------     -------
Earnings per common share (basic) computation:
Numerator:
    Net income                                               $16,850     $12,738     $35,902     $35,732
                                                             -------     -------     -------     -------
Denominator:
    Weighted average shares outstanding (basic)               47,858      46,133      47,394      45,979
                                                             -------     -------     -------     -------

Earnings per common share (basic)                            $   .35     $   .28     $   .76     $   .78
                                                             =======     =======     =======     =======

Earnings per common share assuming dilution computation:
Numerator:
    Net income                                               $16,850     $12,738     $35,902     $35,732
Effect of dilutive securities, net of tax:
    Convertible debt                                             207        --           207        --
                                                             -------     -------     -------     -------
                                                             $17,057     $12,738     $36,109     $35,732
                                                             -------     -------     -------     -------
Denominator:
    Weighted average shares outstanding                       47,858      46,133      47,394      45,979
    Stock options                                              1,120         845       1,013         983
    Convertible debt                                             719        --           240        --
    Warrants and other                                           314         244         276         317
                                                             -------     -------     -------     -------
    Total potential common shares                              2,153       1,089       1,529       1,300
                                                             -------     -------     -------     -------

                                                              50,011      47,222      48,923      47,279
                                                             -------     -------     -------     -------

Earnings per common share assuming dilution                  $   .34     $   .27     $   .74     $   .76
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

6.       REDEMPTION OF INVESTMENT IN PREFERRED STOCK

         In September 1997, a long-term investment in the preferred stock of one of the Company's customers was redeemed for $12.7 million. The redemption resulted in a $6.7 million gain which is reported as non-operating income in the accompanying statement of income for the nine months ended March 31, 1998.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income as a percentage of revenues:


                                         Three Months Ended        Nine Months Ended
                                              March 31,                  March 31,
                                         -------------------      --------------------
                                          1998         1997        1998          1997
                                         ------       ------      ------       -------
Revenues                                  100.0%       100.0%      100.0%       100.0%

Expenses:
       Wages and benefits                  42.4         42.9        42.5         42.9
       Services and supplies               30.1         28.0        30.4         27.9
       Rent, lease and maintenance         12.2         14.3        13.1         14.8
       Depreciation and amortization        4.1          4.4         4.0          3.8
       Merger related costs                --           --           1.5         --
       Other operating expenses             0.9          0.4         0.9          1.0
                                         ------       ------      ------       ------
         Total operating expenses          89.7         90.0        92.4         90.4
                                         ------       ------      ------       ------

       Operating income                    10.3         10.0         7.6          9.6

Interest expense                            1.1          0.7         1.0          0.7
Other expenses (income), net               (0.1)        --          (0.8)        --
                                         ------       ------      ------       ------

       Income before income taxes           9.3          9.3         7.4          8.9

Income tax expense                          3.8          3.8         3.2          3.6
                                         ------       ------      ------       ------

       Net income                           5.5%         5.5%        4.2%         5.3%
                                         ======       ======      ======       ======



COMPARISON OF THE QUARTER ENDED MARCH 31, 1998 TO THE QUARTER ENDED MARCH 31,
1997

Revenues increased $72.7 million, or 31%, to $304.9 million in the quarter ended March 31, 1998 (the third quarter of the Company's 1998 fiscal year), from $232.2 million in the third quarter of fiscal 1997, due to acquisitions, the signing of new long-term contracts and growth from existing customers. Of the 31% increase in revenue, approximately 15% was from internal growth and 16% was from acquisitions. The Company acquired one business during the quarter, which had historical annual revenues of

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


approximately $3 million. A total of five business acquisitions have occurred since the third quarter of fiscal 1997. Revenues from these acquisitions were approximately $34 million for the quarter ended March 31, 1998, primarily from the June 1997 acquisition of Analytical Systems Engineering Corporation ("ASEC"), and the December 1997 acquisition of CARA Corporation ("CARA"), both professional services companies.

Total operating expenses were $273.6 million in the third quarter of fiscal 1998, an increase of 31% from $209.0 million in the third quarter of fiscal 1997. Operating expenses decreased from 90.0% as a percentage of revenues in the third quarter of fiscal 1997 to 89.7% in the third quarter of fiscal 1998.

Services and supplies increased from 28.0% of revenues in the third quarter of fiscal 1997, to 30.1% of revenues in the third quarter of fiscal 1998 primarily due to growth in the electronic commerce business unit and subcontractor expenses in the government services business unit. Rent, lease and maintenance decreased from 14.3% as a percentage of revenues in the third quarter of fiscal 1997 to 12.2% in the third quarter of fiscal 1998, due primarily to cost savings from the data center consolidations completed in the second quarter of fiscal 1998. In connection with the data center consolidations, depreciation and amortization during the third quarter of fiscal 1997 contains a non-recurring charge of $1.4 million. Excluding this charge, depreciation and amortization increased from 3.8% as a percentage of revenues in the third quarter of fiscal 1997 to 4.1% in the third quarter of fiscal 1998 primarily due to capital expenditures and goodwill recorded in connection with acquisitions during the last twelve months.

Operating income increased $8.1 million, or 35%, to $31.3 million in the third quarter of fiscal 1998, compared to $23.2 million in the third quarter of fiscal 1997. The increase was due to internally generated sales and acquisitions since the third quarter of fiscal 1997 (primarily ASEC). Operating income margin improved slightly to 10.3% in the third quarter of fiscal 1998, from 10.0% in the third quarter of fiscal 1997, due primarily to the data center consolidations and the cost synergies realized from the CDSI merger.

Interest expense increased $1.6 million to $3.3 million in the third quarter of fiscal 1998, compared to $1.7 million in the third quarter of fiscal 1997 due primarily to debt incurred to fund the ASEC and CARA acquisitions.

The Company's effective tax rate of approximately 41% exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1998 TO THE NINE MONTHS ENDED MARCH 31, 1997

Revenues increased $183.4 million, or 27%, to $855.2 million in the nine months ended March 31, 1998, from $671.8 million for the same period in fiscal 1997 due to acquisitions, the signing of new long-term outsourcing contracts and growth from existing customers. The Company acquired four businesses during the nine months ended March 31, 1998, which had historical annual revenues of approximately $55 million and generated $20 million of revenues for the nine months ended March 31, 1998. Revenues from the five businesses acquired since the third quarter of fiscal 1997 were $73 million for the nine months ended March 31, 1998.

Excluding merger costs of $13.0 million, total operating expenses were $777.5 million for the nine months ended March 31, 1998, an increase of 28%, from $607.1 million for the same period in fiscal 1997. Operating expenses, excluding merger costs, as a percentage of revenues increased slightly from 90.4% in fiscal 1997 to 90.9% in fiscal 1998, primarily due to a $6.0 million non-recurring charge in the first quarter of fiscal 1998 for a binding commitment to a hardware lessor to terminate a computer lease obligation prior to its expiration.

Services and supplies increased as a percentage of revenues from 27.9% for the first nine months of fiscal 1997 to 30.4% for the first nine months of fiscal 1998 due to growth in the electronic commerce business

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


unit and subcontractor expenses in the government services business unit. Rent, lease and maintenance expense for the first nine months of fiscal 1998 contains the $6.0 million non-recurring charge mentioned above. Excluding this $6.0 million charge, rent, lease and maintenance expense decreased from 14.8% as a percentage of revenues in the first nine months of fiscal 1997 to 12.4% in the first nine months of fiscal 1998, due primarily to the data center consolidations announced in the third quarter of fiscal 1997 and the increase in revenues from the professional services line, which has a much smaller component of rent, lease and maintenance expense. In connection with the data center consolidation, depreciation and amortization during the first nine months of fiscal 1997 contains a non-recurring charge of $1.4 million. Excluding this charge, depreciation and amortization increased from $3.6% in the first nine months of fiscal 1997 to 4.0% in the first nine months of fiscal 1998, primarily due to capital expenditures and goodwill recorded in connection with acquisitions during the last twelve months.

Operating income before merger costs increased $13.0 million, or 20%, to $77.7 million for the first nine months of fiscal 1998, compared to $64.7 million in fiscal 1997. The increase was due to new business generated by the Company and to acquisitions since the third quarter of fiscal 1997. Before merger costs and the $6.0 million non-recurring charge mentioned above, operating income margin increased from 9.6% in the first nine months of fiscal 1997 to 9.8% in the first nine months of fiscal 1998, primarily due to cost savings from the data center consolidations.

Interest expense increased from $4.9 million in the first nine months of fiscal 1997 to $8.8 million in fiscal 1998, primarily due to an increase in long-term debt incurred to fund the ASEC and CARA acquisitions. Other income for the first nine months of fiscal 1998 contains the recognition of a $6.7 million gain upon the redemption of the Company's investment in a customer's preferred stock.

The Company's effective tax rate was approximately 43% for the first nine months of fiscal 1998 due in part to certain non-deductible merger costs. Excluding merger costs and the related tax benefit, the effective tax rate was approximately 41%, exceeding the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's liquid assets, consisting of cash and cash equivalents, totaled $73.5 million compared to $25.6 million at June 30, 1997. These liquid assets included $8.2 million ($6.7 million at June 30, 1997) borrowed under a revolving credit facility ("ATM Cash Facility") for use in the Company's automated teller machines ("ATMs"). Working capital was $178.4 million and $110.9 million at March 31, 1998 and June 30, 1997, respectively, an increase of $67.5 million primarily due to the remaining proceeds from the long-term debt offering after repayment of the outstanding credit facility and an increase in accounts receivable balances from acquisitions and internal revenue growth.

Net cash provided by operating activities was $43.4 million for the first nine months of fiscal 1998, compared with $54.6 million provided by operating activities during the first nine months of fiscal 1997. Net cash provided by operating activities for the first nine months of fiscal 1998 was negatively impacted by approximately $13.0 million as a result of payments of costs incurred with the CDSI merger and data center consolidations. The Company used $93.0 million in investing activities for the nine months ended March 31, 1998, due to $69.9 million used for acquisitions and $29.7 million used for capital expenditures, offset by $12.6 million received from the redemption of a preferred stock investment. Cash flow from financing activities increased $79.1 million in the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997, due primarily to the remaining proceeds from the long-term debt offering after repayment of the Company's revolving credit facility.

On March 20, 1998 the Company sold $230 million of 4% Convertible Subordinated Notes due March 15, 2005 (the "Notes"). The Notes are convertible into the Company's common stock at a conversion rate 23.4432 shares of Class A common stock for each $1,000 principal amount of Notes,

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


subject to adjustments in certain events. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year commencing on September 15, 1998. The Notes may be redeemed at the option of the Company on or after March 15, 2002, in whole or in part, at the redemption prices set forth in the Notes.

During the first quarter of fiscal 1998, the Company increased its available line of credit from $125 million to $200 million under the Credit Facility. The Company used $173.7 million of the proceeds from the sale of the Notes to repay the Credit Facility; therefore, there were no outstanding borrowings under the Credit Facility as of March 31, 1998. After considering outstanding letters of credit, the Company has approximately $197.5 million available for use under the Credit Facility at March 31, 1998. The Company has an ATM Cash Facility of $11 million, of which $8.2 million was outstanding as of March 31, 1998. In December 1997, the term of this facility was extended through December 1998. The Company also has two vault cash custody agreements with financial institutions which provide the use of up to $52.0 million in cash in Company-owned ATMs. Cash outstanding under the cash custody agreements, approximately $43.2 million at March 31, 1998, is not an asset or liability of the Company and is not recorded on the accompanying consolidated balance sheets. During the third quarter of fiscal 1998, the Company extended $50.0 million of the total $52.0 million in vault cash custody agreements through February 2001. The remaining cash custody agreement expires January 1999. Recently enacted federal regulations governing financial institutions' cash requirements have allowed financial institutions to significantly reduce their vault cash reserves. Accordingly, this may limit ACS' ability to secure similar cash custody agreements when its current arrangements expire.

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

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

Item 1.           Legal Proceeding

The Company is subject to certain legal proceedings, claims and disputes which arise in the ordinary course of its business. Although the Company cannot predict the outcomes of these legal proceedings, the Company's management does not believe these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity. However, if unfavorably resolved, these proceedings could have a material adverse effect on the Company's financial position, results of operations and liquidity. Material legal proceedings or material developments to same have been included in quarterly filings on Form 10-Q for previous quarters in fiscal 1998.

Item 2.           Changes in Securities

On February 11, 1998, the Company issued 16,000 shares of Class A common stock to the sole selling stockholder of Genesis Business Solutions, Inc. in connection with the Company's acquisition of all of the outstanding capital stock of such company.

On March 20, 1998 the Company completed the sale of a new issue of $230 million aggregate principal amount of 4% Convertible Subordinated Notes due March 15, 2005 (the "Notes"). The Notes are convertible into the Company's Class A common stock at a conversion rate of 23.4432 shares of Class A common stock for each $1,000 principal amount of Notes (equivalent to a conversion price of $42.66 per share of Class A common stock), subject to adjustments in certain events. The Notes were sold by the Company to Goldman, Sachs & Co.; Bear Stearns & Co.; Donaldson, Lufkin & Jenrette Securities Corporation; Hambrecht & Quist; Prudential Securities Incorporated and Salomon Smith Barney, as initial purchasers (collectively, the "Initial Purchasers") in an unregistered private placement. The discount to the Initial Purchasers was 2.5% of the $230 million principal amount of the Notes purchased (or an aggregate of $5.75 million).

The Company has been advised that the Initial Purchasers resold $198,455,000 million aggregate principal amount of the Notes in the United States to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933 ("Securities Act"), as amended. The Company has been advised that the Initial Purchasers resold the remaining $31,545,000 million aggregate principal amount of the Notes through their respective international affiliates, as selling agents, outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act.

On March 30, 1998, the Company issued 126,000 shares of Class A common stock to certain selling stockholders of Unibase Technologies, Inc. in connection with the Company's acquisition of the remaining 30% interest in the outstanding capital stock of such company.

The issuances of ACS Class A common stock in connection with the foregoing transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES



Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits:

              4.1 Indenture, dated as of March 20, 1998, between the Company and the Trustee relating to the Notes, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-49301) (the "Form S-3") and incorporated herein by reference.

              4.2 Registration Rights Agreement; dated March 17, 1998 among the Company and these certain initial purchasers of the Notes, filed as Exhibit 4.3 to the Company's Form S-3 and incorporated herein by reference.

            *27.  Financial Data Schedule

          b)  Reports on Form 8-K

              1. On February 19, 1998, the Company filed a Current Report on Form 8-K containing the Company's financial statements as restated to reflect the merger with CDSI as well as Management's Discussion and Analysis on a combined basis.

              2. On April 3, 1998, the Company filed a Current Report on Form 8-K reporting the sale of a new issue of $230,000,000 aggregate principal amount of 4% Convertible Subordinated Notes due March 15, 2005.

           *  Filed herewith

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May, 1998.



                                            AFFILIATED COMPUTER SERVICES, INC.




                                            By: /s/ Mark A. King
                                               ---------------------------------
                                                Mark A. King
                                                Executive Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
 27            Financial Data Schedule