Form 10-K405
period 1998-06-30
AFFILIATED COMPUTER SERVICES INC
filed 1998-09-28
CIK 2135

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                          ----------------------------
                                    FORM 10-K
                          ----------------------------

   MARK ONE      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    [ X ]                 SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR
     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____.
                         Commission file number 0-24787

                       AFFILIATED COMPUTER SERVICES, INC.
             (Exact name of registrant as specified in its charter)
            Delaware                                     51-0310342
------------------------------------       ------------------------------------
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

                             ----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of exchange on
        Title of each class                         which registered
------------------------------------       ------------------------------------
    Class A common stock, par
      value $.01 per share                       New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements the past 90 days. Yes [X]   No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

     As of September 24, 1998, 44,960,764 shares of Class A common stock were outstanding. The aggregate market value of the Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of such date, approximated $1,506,186,000.

DOCUMENTS INCORPORATED BY REFERENCE: Fiscal 1998 Annual Report to Stockholders - Parts I, II and IV; Proxy Statement for October 27, 1998 Annual Meeting - Part III.

                       AFFILIATED COMPUTER SERVICES, INC.

                                    FORM 10-K
                                  JUNE 30, 1998

PART I
    Item 1.   Business............................................................................. 1
    Item 2.   Properties........................................................................... 9
    Item 3.   Legal Proceedings.................................................................... 9
    Item 4.   Submission of Matters to a Vote of Security Holders..................................10

PART II
    Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters........... 10
    Item 6.   Selected Consolidated Financial Data................................................ 11
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations ..................................................................... 11
    Item 8.   Financial Statements and Supplementary Data......................................... 11
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure......................................................................... 11

PART III
    Item 10.  Directors and Executive Officers of the Registrant...................................12
    Item 11.  Executive Compensation...............................................................12
    Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................12
    Item 13.  Certain Relationships and Related Transactions.......................................12

PART IV
    Item 14.  Exhibits, Financial Statements, Financial Statement Schedule and Reports
                   on Form 8-K.....................................................................12

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Affiliated Computer Services, Inc. (the "Company" or "ACS") based in Dallas, Texas and with offices primarily in North America, as well as Central America, South America, Europe and the Middle East, provides a full range of business services including business process outsourcing, electronic commerce, technology outsourcing and professional and systems integration services. The Company's services are provided to customers with time-critical, transaction-intensive information processing needs.

     ACS was formed in 1988 to participate in the trend to outsource information processing to third parties to enable businesses to focus on core operations, respond to rapidly changing technologies and reduce data processing expenses. The Company's business strategy is to continue to lower its unit processing costs by expanding its customer base through both internal marketing and the acquisition of complementary companies. Since inception through June 30, 1998, the Company has completed 38 acquisitions, which have resulted in geographic expansion, growth and diversification of the Company's customer base, expansion of services and products offered, and increased economies of scale. Approximately half of the increase in the Company's revenues for the five years ended June 30, 1998 has been attributable to acquisitions. The Company's marketing efforts focus on developing long-term relationships with customers that choose to outsource various information processing requirements, as well as on expanding services offered to existing customers.


     The Company's technology outsourcing services are provided to a variety of customers nationwide, including retailers, government agencies, healthcare providers, telecommunications companies, wholesale distributors, manufacturers, utilities, financial institutions and insurance companies. The Company utilizes a variety of third party industry-standard software packages that can be matched with the appropriate hardware platform to provide flexible and cost-effective solutions to meet customer requirements. ACS is capitalizing on the trend toward client-server computing by providing consulting and transitional outsourcing services, including network and desktop management, to companies that are changing to these distributed platform environments. The Company offers business process outsourcing services such as loan and mortgage processing, electronic imaging, document imaging, record storage and retrieval services, micrographics processing services and high speed data capture services. ACS' professional services and system integration include contract programming, systems engineering and technical assistance, as well as network design and systems integration. The electronic commerce business consists primarily of the operation of a proprietary automated teller machine ("ATM") network consisting of Company owned ATMs as well as ATMs owned by third parties. According to an industry publication, the Company's MoneyMaker(SM) ATM network is the second largest non-bank ATM network in the United States. The Company operates a national network of host and remote data centers that enables ACS to process transactions for its outsourcing and EFT customers in a rapid, cost-effective manner.

     In December 1997, the Company acquired ACS Government Solutions Group, Inc. ("ACS Government Solutions"), formerly known as Computer Data Systems, Inc., through the merger of a wholly-owned subsidiary of the Company with and into ACS Government Solutions, a provider of information technology solutions to government and private industry customers in a transaction accounted for as a pooling of interests (the "Merger"). As a result, the Company has restated its historical financial statements to reflect the combined operations of both companies. ACS' revenues from continuing operations increased from $477.0 million in fiscal 1994 to almost $1.2 billion in fiscal 1998, and income from continuing operations, excluding merger costs, increased from $37.4 million to $111.3 million during the same period.


MARKET OVERVIEW

     The Company believes that the demand for third-party information processing services has grown substantially in recent years and will continue to increase in the future as a result of financial, strategic and technological factors. These factors include: (i) the increasing complexity in the systems environment,
(ii) the desire by businesses to take advantage of the latest advances in technology without the cost and time commitment required to maintain an in-house system, (iii) the increasing requirements for rapid processing and communication of large amounts of data to multiple locations, (iv) the increasing attention by businesses to control costs, causing them to compare the fully allocated cost of in-house processing with the cost of outsourcing and (v) the desire of organizations to focus on their primary competencies. According to an industry trade association, the size of the global technology outsourcing market is estimated to be $622 billion by the year 2002.

     The Company participates in several segments of the business process outsourcing market, such as loan processing, trade marketing and providing micrographics and electronic imaging products and services. According to an industry trade association, the market for global business process outsourcing services is estimated to be $485 billion by the year 2003.

     As a result of rapid technological change in the Company's markets, the Company expects strong demand for third-party professional programming and consulting services. Because ACS provides professional services to customers with mainframe environments as well as with newer client-server and network applications, the Company believes that it is well-positioned to expand its services in current locations as well as in new geographic markets. As part of its consulting services, the Company advises clients on the strategic acquisition and utilization of information technology to achieve and improve their competitive position.

     Electronic commerce involves the on-line processing of transactions initiated by a consumer at a terminal using a debit or credit card issued by the consumer's financial institution. Various transactions, including cash withdrawals, transfers and balance inquiries, are authorized and performed with immediate posting to the consumer's accounts. According to an industry publication, there were over 165,000 ATMs deployed in the United States as of September 1997. Transaction volume has grown in recent years due to an increase in the number of ATMs deployed, the number of cardholders and the frequency of use by cardholders.

     The Company's revenues from continuing operations derived from information technology services are shown in the following table:

                                                                     Year ended June 30,
                                            ------------------------------------------------------------------
                                               1998          1997          1996          1995          1994
                                            ----------    ----------    ----------    ----------    ----------
                                                                     (in thousands)
Information Technology Services:

   Technology outsourcing                   $  330,727    $  297,268    $  185,945    $  177,377    $  154,867
   Business process outsourcing                343,382       292,995       191,725       108,001        87,113
   Professional services /
     systems integration                       390,221       245,720       201,443       184,025       179,018
   Electronic commerce                         124,793        92,942        68,495        64,445        55,980
                                            ----------    ----------    ----------    ----------    ----------
     Total                                  $1,189,123    $  928,925    $  647,608    $  533,848    $  476,978
                                            ==========    ==========    ==========    ==========    ==========

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

       o Grow Existing Customer Relationships - The Company actively pursues offering existing clients its full range of services and product offerings which, when combined, can create leverageable business solutions for the clients.

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

        o Invest in Technology - The Company responds to technological advances and the rapid changes in the requirements of its customers through the commitment of substantial amounts of its resources to the operation of multiple hardware platforms, customization of products and services that incorporate new technology on a timely basis and the continuous training of customer service personnel.

        o Build Recurring Revenues - The Company seeks to enter into long-term contracts with customers to provide services that meet their ongoing information processing needs.

        o Attract, Train, and Retain Associates with Strong Character - We believe that attracting, training, and retaining high quality associates is essential to our growth. We hire motivated individuals with strong character and leadership traits and provide them with ongoing technological and leadership skills training. We emphasize retaining our associates with challenging work assignments and incentive programs.


INFORMATION TECHNOLOGY SERVICES

Technology Outsourcing

     The Company offers a diverse set of technology outsourcing solutions to businesses desiring to achieve reductions in data processing costs and/or improvements in the quality of data processing. The Company's principal technology outsourcing service is the delivery of data processing services on a remote basis from host data centers with sufficient computer processing (mainframe and other) capacity to deliver significant cost savings and process improvements to customers. The principal services provided include both on-line and batch processing of data and network management assistance. The mission-critical application systems processed by the Company for its customers include financial, human resources, retail and wholesale inventory distribution, manufacturing, healthcare management, transportation management, commercial and residential telephone billing, mortgage portfolio information and software development systems.

     The Company's target market for technology outsourcing services consists of medium- to large-sized commercial organizations with time-critical, transaction-intensive information processing needs. The Company provides technology outsourcing services to customers in the following industries: telecommunications, wholesale distribution, manufacturing, utilities, financial institutions and insurance. The primary geographic market for the Company's data processing services is the United States, although the Company evaluates international opportunities periodically. Because of the high-speed and high-capacity capabilities of the telecommunications networks available to the Company, its primary host data centers located in Dallas, Texas; Rancho Cordova, California; Rockville, Maryland; Pittsburgh, Pennsylvania and Charlotte, North Carolina are able to serve customers throughout the United States.

     The Company typically outsources a customer's in-house data processing operation by migrating the processing workload to one of the Company's data centers over a period of three to six months, and in some instances the Company acquires the customer's data processing assets and hires certain customer personnel. In a facilities management arrangement, which is less common, Company personnel manage and operate a data center on the customer's site. In most instances, the customer maintains and enhances its application programs and schedules and initiates processing, using computer and network resources provided by the Company. In other instances, the Company maintains and enhances application programs for the customer. The Company owns certain proprietary applications software which the Company uses to provide services to customers, including telecommunications service providers. The proprietary software is not licensed to customers or third parties. The Company also licenses software provided by various software vendors under perpetual or renewable term licenses. The Company does not believe it is significantly dependent upon any proprietary software with respect to its outsourcing services and believes that, as to software licensed to the Company, sufficient alternative software products are generally available for licensing by the Company. However, there can be no assurance that the Company will be able to obtain such alternative software products on a timely basis or without incurring additional expense. The Company's data center hardware and systems software platforms are also made available to customers, such as software development companies, which desire to purchase processing resources on an as-required basis. The Company processes its customers' data on a variety of hardware platforms.

     The Company's technology outsourcing services are typically provided pursuant to multi-year contracts and are typically priced on a resource utilization basis rather than on the basis of accounts or transactions processed. Resources utilized include processing time, professional services, hardware, data storage and retrieval requirements and output volume required for processing.

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

Business Process Outsourcing

     The Company began offering business process outsourcing services as a result of the 1992 acquisition of ACS Integrated Document Solutions, Inc. ("IDS"), formerly known as Dataplex Corporation, which was a part of the Company's strategy to offer complementary services to its outsourcing customers. IDS offers services that convert customer data onto suitable media, store such data in a secure environment and retrieve archived data. IDS also sells a variety of imaging equipment and supplies to end users.

     Customer information is received by IDS in a variety of media such as paper, microfilm, computer tape, optical disk or CD ROM. Upon receipt, the information is either duplicated, electronically scanned or converted into another medium, and then the information is returned to the customer in the desired medium. In many instances, a copy of the information is stored on microfilm at the Company's 533-acre records storage and retrieval facility.

     IDS uses several types of hardware and software to deliver its services, including electronic subscription-based image processors, microfilm processors and duplicators, rotary, planetary and step-and-repeat cameras, COM (computer output to microfiche) recorders, optical scanning equipment and client-server and personal computers. The Company delivers these services from 37 service centers in 25 states.

     Through its acquisition of Medianet, Inc. in August 1995 and Pinpoint Marketing, Inc. in September 1996, the Company has built a leadership position in the trade marketing service industry through the combination of such companies into a division now known as ACS TradeOne Marketing. The Company's proprietary software supports program planning and development and administration of co-op advertising, incentive, fulfillment and other promotional programs that build brand equity and increase market share to over 100 clients, including many Fortune 100 companies.

     The Company provides financial systems and services including student loan services, mortgage services, debt collection, loan processing, pension trust fund support, cash management, and fulfillment system and services. The Company was the first Direct Student Loan Contractor at the Department of Education, whose contract now exceeds 3 million borrowers and 8 million booked loans valued at approximately $30 billion.

     In February 1996, the Company acquired a majority interest in ACS Business Process Solutions, Inc. ("BPS"), formerly known as Unibase Technologies, Inc., a Utah-based provider of high speed data capture services. In March 1998, the Company acquired the remaining interest in BPS. Using state-of-the-art image transmission, storage and retrieval technology, millions of information records are digitized and transmitted daily from customer locations for high-speed conversion and database update. As of June 30, 1998, BPS employed over 3,200 full-time equivalent employees and captured over 198 million characters of data each day for approximately 67 customers at 21 service centers in 14 states and in Mexico, Guatemala and Germany.

     In November 1996, the Company combined its student loan guaranty agency services business with that of InTuition, Inc. to form a new commercial company, GuaranTec, LLP. GuaranTec's primary business is providing servicing for certain student loan guaranty agencies. Such services include diligence, report filing, collection efforts, maintaining loan data, as well as obtaining money from the government and delivering guaranteed money to lenders in satisfaction of claims.


Professional Services

     Through its purchase in January 1995 of a majority interest in The Systems Group, Inc. ("TSG"), a Dallas-based professional services provider, the Company enhanced its ability to offer its customers high quality professional services. In October 1997, the Company purchased the remaining interest in TSG. Today, the Company's professional services include contract programming, technical support, marketing support and training, as well as network design and installation services. These services are generally priced to customers on a time and materials basis. The Company further expanded its geographic presence with the acquisition of Technical Directions, Inc. in September 1995, Wesson, Taylor, Wells & Associates, Inc. in March 1997 and CARA Corporation in December 1997. TSG was renamed Technical Directions, Inc. ("TDI") in 1996 and currently has approximately 1,130 employees in offices located in Dallas and Houston, Texas; Atlanta, Georgia; Chicago, Illinois; San Diego, California; Charlotte and Raleigh, North Carolina; Phoenix, Arizona; Philadelphia, Pennsylvania; Tulsa, Oklahoma; Minneapolis, Minnesota; Portland, Oregon; Seattle, Washington and Denver, Colorado.

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

     In June 1997, the Company acquired Analytical Systems Engineering Corporation ("ASEC"). ASEC, headquartered in Burlington, Massachusetts, serves the Department of Defense and the intelligence community focusing on engineering and technical services. ASEC's core competencies include systems engineering and technical assistance, information systems and technology support, technology transfer applications, engineering and installation and systems integration.

     In July 1998, the Company acquired Betac International Corporation and its subsidiaries ("BETAC"). BETAC is an advanced technology services company providing information technology solutions to the Department of Defense, government intelligence and defense contractors, other federal agencies and commercial clients. Headquartered in Alexandria, Virginia, BETAC broadens the range of skill sets within ACS' subsidiary, ASEC, in the areas of intelligence, security and complex technology applications.

     The Company provides client / server development, network engineering and telecommunications integration, and desktop automation services to federal, state and local government agencies with a strategic focus on providing high tech solutions in such areas as Oracle expertise, geographic information systems and Internet related services. The Company further expanded its professional services offerings with the purchase of a majority interest in

The LAN Company, in December 1995 and Intelligent Solutions, Inc., in March 1997. The Lan Company based in Philadelphia, is a provider of network design and installation services and document management systems to law firms and other commercial customers in the Northeast. Intelligent Solutions, Inc. is a Washington, D.C.-based provider of client-server solutions, primarily to the U.S. Congress, the White House and other Executive Branch agencies. These acquisitions are part of the Company's strategy to bolster its presence in the local area/wide area network market.


Electronic Commerce

     The Company engages in the electronic commerce transaction processing business both as a third-party processor for financial institutions and retailers and on the Company's own behalf. The Company's electronic commerce business is conducted primarily through its MoneyMaker(SM) ATM network, which has been operated by the Company since its formation in 1988. Based on an industry publication, the Company's MoneyMaker(SM) ATM network is the second largest non-bank ATM network in the United States. Of the 13,204 ATMs in the MoneyMaker(SM) ATM network as of June 30, 1998, 12,248 are processed by the Company on behalf of other owners and 956 are owned by the Company. Approximately 157 million ATM and point-of-sale transactions were processed in the network during the year ended June 30, 1998 (up from 124 million during the year ended June 30, 1997). The Company also provides ATM maintenance services to its MoneyMaker(SM) ATM network customers, as well as to owners of ATMs in other networks.

     The Company deploys alternative ATM devices throughout the United States that are capable of operating with a lower volume of transactions per machine compared to traditional higher volume, full service machines. Utilizing cost-saving features such as retailer cash loading and dial-up communications, these devices make ATM services financially viable for retail locations generating less than half the transaction volume of typical ATM installations. The Company's retail customers own these devices, enabling them to receive the associated fees, while paying the Company for terminal driving services. As of June 30, 1998, approximately 10,500 low volume ATMs had been installed in all 50 states, primarily at retail sites.

     Through arrangements with a number of independent sales organizations, ACS continues to grow its electronic commerce network through the sale, placement and processing of a variety of available ATMs.

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


DATA AND SERVICE CENTERS

     The Company's technology outsourcing, electronic commerce and business process outsourcing services are provided through the Company's extensive national data and service center network, which comprises 5 host data centers, 7 remote data centers, and 58 business process outsourcing service centers (in 29 states, Mexico, Guatemala and Germany), as well as an extensive telecommunications network.

     The Company's multi-platform host data centers have a combined processing capacity of over 8,500 MIPS (millions of instructions per second). Hardware and systems software platforms currently operated by the Company include a broad range of on-line IBM-MVS, IBM-DOS, IBM-VM, IBM-AS400, IBM-RISC 6000, DEC, Tandem/Guardian and UNIX processing environments. To compete effectively in the rapidly changing technology market, it is critical that the Company implement and maintain these multiple hardware and software platforms. The Company continually plans for testing and implementation of new technology and emphasizes flexibility in structuring the services it offers using new technology. The Company commits substantial amounts of its resources to the operation of multiple hardware platforms and the training of customer personnel in the use of such hardware and software in order to stay current with rapid technological changes and changes in customer requirements.

     The Company enters into multi-year software license agreements with most of its software providers. These agreements, which vary in term, generally provide favorable pricing and added functionality.

     The host data centers, together with the remote data centers, are capable of providing comprehensive data processing services required by ACS' customers. The Company maintains a disaster recovery plan with certain vendors to provide alternative data processing sites in the event the Company experiences a natural disaster or other interruption at one or more of its data centers.

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

CUSTOMER BASE

     The Company achieves growth in its data processing revenues and customer base through marketing and acquisitions of other information processing companies. For fiscal 1998, approximately one-third of the Company's revenues were derived from federal, state or local government agencies, while the remaining two-thirds were derived from commercial customers. Customers may be lost due to merger, business failure, conversion to a competing processor or to an in-house system. The Company's business with the federal government is subject to various risks, including the reduction or modification of contracts due to changing government needs and requirements. Government contracts, by their terms, generally can be terminated for convenience by the government, which means that the government may terminate the contract at any time, without cause, and in certain instances ACS would be entitled to receive compensation only for the services provided or costs incurred at the time of termination.

     As of June 30, 1998, the Company had over 24,000 customers including approximately 500 technology outsourcing customers, 11,000 electronic commerce customers, 11,500 business process outsourcing customers and 1,000 professional services/system integration customers.

     Approximately 89%, 90% and 90% of the Company's revenues for fiscal 1998, 1997 and 1996, respectively, were recurring. Recurring revenues are defined by the Company as revenues derived from services that are used by the Company's customers each year in connection with their ongoing businesses, and accordingly exclude conversion and deconversion fees, software license fees, product installation fees and hardware sales.

     The Company's five largest customers accounted for approximately 25%, 26% and 30% of the Company's fiscal 1998, 1997 and 1996 revenues, respectively.

SALES AND MARKETING

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

COMPETITION

     The market for the Company's services are intensely competitive and highly fragmented. The most significant competitive factors are reliability and quality of services, technical competence and price of services. In connection with certain large outsourcing contracts, the Company may be required to purchase data processing assets from the prospective customer or to make an investment in the securities issued by the prospective customer in order to obtain their contracts. Many of the Company's competitors have substantially greater resources and thus, may have a greater ability to obtain customer contracts where sizable asset purchases or investments are required. To maintain competitive prices, the Company is required to operate with efficient and low overhead and maintain a significant customer base and account/transaction base to achieve sufficient economies of scale. The Company's competition for technology outsourcing contracts consists of (i) the first-tier outsourcers, including Electronic Data Systems Corporation ("EDS") and Computer Sciences Corporation, (ii) mid-sized divisions of large corporations, such as MCI, Lockheed-Martin and GE Capital and (iii) other smaller, regional competitors.

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

     The Company competes successfully in the business process outsourcing business by offering a wide range of services and achieving favorable pricing by maintaining a significant volume of business with equipment and media suppliers. Principal BPO competitors include numerous small- to medium-sized local and regional competitors.

     Competitive factors in the electronic commerce solutions business are network availability and response time, terminal location and access to other networks. With respect to off-premise ATMs, additional factors include percentage and timing of revenue sharing with retailers providing ATM sites and the ability to provide cost-efficient ATM cash replenishment and maintenance services. Customer retention in the EFT services business is closely associated with satisfactory location and performance of ATMs. Principal electronic commerce solution competitors include EDS, Deluxe Data Corporation, large financial institutions and several regional ATM networks and processors.

EMPLOYEES

     The Company believes that its success, in part, depends on its continuing ability to attract and retain skilled technical, marketing and management personnel. While technology professionals are in high demand, the Company believes that, to date, it has been able to attract and retain highly qualified personnel. As of June 30, 1998, the Company and its subsidiaries had over 12,300 full-time equivalent employees. Other than approximately 200 IDS employees, none of the Company's or its subsidiaries' employees are currently represented by a union, and there have been no work stoppages or strikes. Management considers its relations with employees to be good.

GOVERNMENT CONTRACTS AND REGULATION

     One-third of the Company's revenues are derived from contracts and subcontracts with federal government agencies. The Company's allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency ("DCAA"). These audits may result in non-reimbursement of some contract costs and fees. To date, the Company has experienced no material adjustments as a result of audits by the DCAA. The DCAA has completed audits of the Company's federal contracts through fiscal 1996, with the exception of ASEC operations, which have been audited through calendar year 1995.

     The Company is not directly subject to federal or state regulations specifically applicable to financial institutions. As a provider of services to financial institutions, however, the Company's technology outsourcing and electronic commerce solutions operations are examined periodically by various state and federal regulatory agencies. These agencies make recommendations to the Company regarding various aspects of its operations, and generally, the Company implements such recommendations. The Company also arranges for an annual independent examination of its major data processing facilities.

     The Company's ATM network operations are subject to federal regulations governing consumers' rights with respect to ATM transactions. Fees charged by ATM owners are currently regulated, and additional legislation which would regulate or eliminate certain ATM fees has been proposed by the federal government and by several states. There can be no assurance whether such regulations or legislation will be enacted in the future or that existing consumer protection laws will not be expanded to apply to fees charged in connection with ATM transactions. However, if such legislation were enacted, the number of ATMs operated nationwide (or within the geographic areas affected by the legislation) could be significantly reduced. This could adversely affect the Company's revenues and income as they relate to the Company's electronic commerce solutions business.

ITEM 2.  PROPERTIES

     The Company's executive offices are located in Dallas, Texas at a company owned facility of approximately 587,000 square feet, which also houses a host data center and other operations. In connection with the Merger, the Company also owns a facility in Rockville, Maryland which houses a host data center and the operations of ACS Government Solutions. The Company also operates host data centers in Rancho Cordova, California; Pittsburgh, Pennsylvania and Charlotte, North Carolina which encompass an aggregate of 198,000 square feet of space. These latter three data centers are leased and have terms that expire beginning July 2001 and ending May 2018. The Company leases facilities for 7 remote data centers with varying lease expiration terms. These remote data centers range from approximately 4,000 square feet to 78,500 square feet and are located in Boston, Massachusetts; New York (2), Woodbury and Utica, New York; Austin, Texas and Salt Lake City, Utah. The Company leases 58 facilities for business process outsourcing service centers located throughout the United States ranging from 650 square feet to 27,700 square feet, also with varying lease expiration terms. In connection with its business process outsourcing business, the Company owns a records center on 334 acres of land with 38 underground storage bunkers and leases another 199 acres of land with 23 underground storage bunkers in Flora, Mississippi, which lease expires December 2010. The Company also leases 88 other facilities used for office or warehouse space ranging from 180 square feet to 68,200 square feet with varying lease expiration terms. All properties leased or owned by the Company are in good repair and in suitable condition for the purposes for which they are used.

ITEM 3.  LEGAL PROCEEDINGS

     Twenty-one former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, "GSA/FTSA") have brought suit in Texas state court alleging entitlement to 401,532 shares of the Company's Class A common stock pursuant to options issued to GSA/FTSA employees in 1988 in connection with a former data processing services agreement between GSA/FTSA and the Company. The per share exercise price for each of these options, as adjusted for the Company's 1994 reclassification and its 1996 two-for-one stock split, is alleged to be $.38. On September 23, 1998, the court issued certain adverse rulings in connection with this lawsuit and indicated that it intends to issue a judgment reflecting such rulings in the near future. The court indicated that the anticipated judgment will provide for damages in the amount of the value of the Company's Class A common stock around September 23, 1998. Based upon the value of the Company's Class A common stock at the close of the NYSE on such date, the amount of the damages, including plaintiff's attorney fees, would be approximately $16.5 million. The Company continues to believe that it has meritorious defenses to all or substantial portions of these matters and plans to immediately and vigorously appeal such judgment when entered. However, should the proceedings not be favorably resolved upon appeal, the Company may be subject to a material charge.

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

        Fiscal year ended June 30, 1998                                   High                  Low
        -------------------------------------------------------------------------------------------------

        First Quarter                                                     29 15/16             24 5/16

        Second Quarter                                                    26  1/2              21 1/2

        Third Quarter                                                     37  1/8              24 1/2

        Fourth Quarter                                                    39 3/4               30 5/8


        Fiscal year ended June 30, 1997                                    High                 Low
        -------------------------------------------------------------------------------------------------
        First Quarter                                                     32                   21 1/8

        Second Quarter                                                    32                   24 3/4

        Third Quarter                                                     30 1/4               19 1/2

        Fourth Quarter                                                    28 5/8               20 3/4



     On September 24, 1998, the last reported sales price of the Company's Class A common stock as reported on the New York Stock Exchange was $33 1/2 per share.

     Except for the dividends paid by ACS Government Solutions prior to the Merger, the Company has not paid any dividends to date on its common stock. The Company intends to continue to retain earnings for use in the operation of its business and, therefore, does not anticipate paying any dividends in the foreseeable future. Under the terms of its unsecured revolving credit agreement with Wells Fargo Bank (Texas), National Association and Bank One, Texas N.A. as amended (the "Credit Facility"), the Company is prohibited from paying dividends in any fiscal year in a total amount that would exceed 50% of the Company's net income for the preceding fiscal year. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company are qualified by reference to and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

(in thousands, except per share amounts)

                                                            As of and for the year ended June 30,
                                            ---------------------------------------------------------------------
                                                1998             1997          1996          1995          1994
                                            ----------       ----------    ----------    ----------    ----------
RESULTS OF OPERATIONS DATA:(1)

Revenues                                    $1,189,123       $  928,925    $  647,608    $  533,848    $  476,978

Earnings from continuing operations         $   54,422(2)    $   49,666    $   33,525    $   25,655    $   19,654

Earnings per common share - basic           $     1.14(2)    $     1.08    $     0.88    $     0.74    $     0.64

Earnings per common share
   assuming dilution                        $     1.11(2)    $     1.05    $     0.85    $     0.71    $     0.59

Weighted average shares outstanding
   - basic                                      47,599           46,136        38,228        34,625        30,664

Weighted average shares outstanding
   assuming dilution                            50,487           47,452        39,320        35,998        33,233

BALANCE SHEET DATA:
Working capital                             $  198,118       $  110,866    $   79,928    $   77,615    $   76,583

Total assets                                $  949,798       $  761,477    $  636,098    $  309,903    $  266,734

Total long-term debt
   (less current portion)                   $  234,848       $  130,680    $   57,208    $   37,940    $   84,534

Cumulative redeemable
   preferred stock                          $     --         $     --      $    1,100    $    1,100    $    1,100

Stockholders' equity                        $  503,670       $  427,481    $  363,204    $  156,686    $   90,439

     (1) At the end of fiscal 1994, the Company completed a reorganization and spin-off of certain businesses unrelated to information processing, which were accounted for as discontinued operations. The results reflected herein are from continuing operations.

     (2) Includes $12,974,000, $8,880,000 net of tax, or $.19 and $.18 per basic and diluted share, respectively, of merger costs incurred by the Company in connection with the Merger.

     Pursuant to Instructions G(2) to Form 10-K, the information required in Items 7 and 8 are incorporated by reference from pages 17 through 35 of the Company's Fiscal 1998 Annual Report to Stockholders, included in this Form 10-K Annual Report as Exhibit 13.1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

     Pursuant to Instruction G(3) to Form 10-K, the information required in ITEMS 10 THROUGH 13 is incorporated by reference from the Company's definitive proxy statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (a) (1)  Financial Statements

       The consolidated financial statements of the Company as of June 30, 1998 and 1997 and for each of the three years in the period ended June 30, 1998, together with the report of PricewaterhouseCoopers LLP dated July 28, 1998, except as to Note 15, which is as of August 10, 1998, appear on pages 17 to 34 of the Company's Fiscal 1998 Annual Report to Stockholders, Exhibit 13.1 to this Form 10-K Annual Report, and are incorporated herein by reference.

   (a) (2)  Financial Statement Schedule

        Schedule II- Valuation and Qualifying Accounts for the three years in the period ended June 30, 1998, together with the report of PricewaterhouseCoopers LLP dated July 28, 1998 appear on pages F-1 and F-2 and are filed as part of this Form 10-K Annual Report.

        All other financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

   (b)  Reports on Form 8-K

        On April 3, 1998 the Company filed a Current Report on Form 8-K reporting the sale of a new issue of $230,000,000 4% Convertible Subordinated Notes due March 15, 2005.

        On July 7, 1998 the Company filed a Current Report on Form 8-K reporting the acquisition of Betac International Corporation.

   (c)  Exhibits

        Reference is made to the Index to Exhibits beginning on page 19 for a list of all exhibits filed as part of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned thereunto duly authorized.

                                         Affiliated Computer Services, Inc.

Date:  September 28, 1998

                                         By: /s/  Mark A. King
                                             --------------------------------
                                             Mark A. King
                                             Executive Vice President and
                                             Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of September 1998.

                 Signature                                                       Title
                 ---------                                                       -----
                                                      Director, Chairman of the Board and
             /s/ Darwin Deason                           Chief Executive Officer (Principal Executive Officer)
--------------------------------------------
              (Darwin Deason)


            /s/ Jeffrey A. Rich                       Director, Chief Operating Officer and President
--------------------------------------------
             (Jeffrey A. Rich)

                                                      Director, Chief Financial Officer and
             /s/ Mark A. King                            Executive Vice President
--------------------------------------------
              (Mark A. King)


         /s/ Henry G. Hortenstine                     Director, Executive Vice President
--------------------------------------------
          (Henry G. Hortenstine)


           /s/ Peter A. Bracken                       Director, Executive Vice President
--------------------------------------------
            (Peter A. Bracken)

                                                      Director, Executive Vice President, Secretary and
            /s/ David W. Black                           General Counsel
--------------------------------------------
             (David W. Black)


           /s/ Joseph P. O'Neill                      Director
--------------------------------------------
            (Joseph P. O'Neill)


            /s/ Frank A. Rossi                        Director
--------------------------------------------
             (Frank A. Rossi)


          /s/ Clifford M. Kendall                     Director
--------------------------------------------
           (Clifford M. Kendall)

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE




    To the Board of Directors of Affiliated Computer Services, Inc.

    Our audits of the consolidated financial statements referred to in our report dated July 28, 1998, except as to Note 15, which is as of August 10, 1998, appearing on page 34 of the 1998 Annual Report to Stockholders of Affiliated Computer Services, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



    PricewaterhouseCoopers LLP




    Dallas, Texas
    July 28, 1998

                       AFFILIATED COMPUTER SERVICES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (in thousands)


                                              Balance                                          Balance
                                            at Beginning    Charged to Costs                   at End
           Description                        of Period      and Expenses     Deductions      of Period
---------------------------------           ------------    ----------------  ----------      ---------
Year ended June 30, 1998
   Deducted from asset accounts:
     Accounts receivable                        $  1,964        $    998        $    122 (1)    $  2,840
     Property and equipment                       66,302          25,493           1,699 (2)      90,096
     Software                                      9,436           3,661           2,068 (2)      11,029
     Goodwill                                     15,504          10,432              90 (2)      25,846
     Other intangible assets                       7,100           7,888             574 (2)      14,414
                                                --------        --------        --------        --------

       Total                                    $100,306        $ 48,472        $  4,553        $144,225
                                                ========        ========        ========        ========

Year ended June 30, 1997
   Deducted from asset accounts:
     Accounts receivable                        $  1,457        $  1,166        $    659 (1)    $  1,964
     Property and equipment                       46,718          21,836           2,252 (2)      66,302
     Software                                     19,438           2,717          12,719 (2)       9,436
     Goodwill                                      8,609           7,232             337 (2)      15,504
     Other intangible assets                       4,478           2,826             204 (2)       7,100
                                                --------        --------        --------        --------

       Total                                    $ 80,700        $ 35,777        $ 16,171        $100,306
                                                ========        ========        ========        ========

Year ended June 30, 1996
   Deducted from asset accounts:
     Accounts receivable                        $  1,792        $    465        $    800 (1)    $  1,457
     Property and equipment                       39,278          10,807           3,367 (2)      46,718
     Software                                     18,384           1,388             334 (2)      19,438
     Goodwill                                      5,783           2,826            --             8,609
     Other intangible assets                       3,039           1,439            --             4,478
                                                --------        --------        --------        --------

       Total                                    $ 68,276        $ 16,925        $  4,501        $ 80,700
                                                ========        ========        ========        ========


     (1)  Uncollectible accounts written off, net of recoveries

     (2)  Retirements

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                                              EXHIBIT NAME
   ------                                              ------------

    2.1      Agreement and Plan of Merger, dated as of September 20, 1997, by and among the Company, ACS
                  Acquisition Corp. and Computer Data Systems, Inc.

    3.1      Charter of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Form S-4
                  (Registration No. 333-40351) (the "Form S-4") and incorporated herein by reference.

    3.2      Restated Bylaws of the Company, filed as Exhibit 3.2 to the Company's Form S-4 and incorporated herein by reference.

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

    4.3      Form of New Class A Common Stock Certificate, filed as Exhibit 4.3 to the Company's Form S-1 and incorporated herein by reference.

    4.4      Letter of Election and Transmittal of Sole Holder of Class C Common Stock of ACS Investors, Inc.,
                  filed as Exhibit 4.5 to the Company's Form S-1 and incorporated herein by reference.

    4.5      Rights Agreement, dated August 11, 1997, between the Company and ChaseMellon Shareholder Services,
                  L.L.C, as Rights Agent, filed as Exhibit 4.1 to the Company's Report on Form 8-K dated
                  August 20, 1997 and incorporated herein by reference.

    4.6      Indenture, dated as of March 20, 1998 between Affiliated Computer Services, Inc., as issuer and
                  U.S. Trust Company of Texas, N.A. as trustee, filed as Exhibit 4.1 to the Company's Report on Form
                  8-K dated March 20, 1998 and incorporated herein by reference.

    4.7      Registration Rights Agreement, dated as of March 17, 1998 between Affiliated Computer Services,
                  Inc. and Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Smith Barney Inc., Hambrecht & Quist
                  LLC, Donaldson, Lufkin & Jenrette Securities Corporation and Prudential Securities Incorporated,
                  filed as Exhibit 4.2 to the Company's Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.

    10.1     Amended Stock Option Plan of the Company, filed as Exhibit 10.1 to the Company's Form S-1 and incorporated herein by reference.

    10.2     Form of Dataplex Acquisition Corp. 10% Junior Subordinated Exchange Debenture due January 15,
                  2000, filed as Exhibit 10.2 to the Company's Form S-1 and incorporated herein by reference.



    10.3     Master Equipment Lease Agreement, dated October 23, 1991, by and between Amdahl Capital Corporation, as lessor, and the Company, as lessee, filed as Exhibit 10.14 to the Company's Form S-1 and incorporated herein by reference.

    10.4     Reciprocal Services Agreement, dated June 30, 1994, between the Company and Precept, filed as
                  Exhibit 10.15 to the Company's Form S-1 and incorporated herein by reference.

    10.5     Tax Sharing Agreement, dated July 1, 1994, between the Company and Precept, filed as Exhibit
                  10.16 to the Company's Form S-1 and incorporated herein by reference.

    10.6     Noncompetition Agreement, dated July 1, 1994, between the Company and Precept, filed as Exhibit
                  10.17 to the Company's Form S-1 and incorporated herein by reference.

    10.7     Mutual Indemnification Agreement, dated June 30, 1994, between the Company and Precept, filed as
                  Exhibit 10.18 to the Company's Form S-1 and incorporated herein by reference.

    10.8     Stockholders Tax Indemnification Agreement, dated June 30, 1994, between the Company and the
                  Stockholders named therein, filed as Exhibit 10.19 to the Company's Form S-1 and incorporated herein by reference.

    10.9     Form of Directors Indemnification Agreement, filed as Exhibit 10.20 to the Company's Form S-1 and incorporated herein by reference.

    10.10    Credit Agreement dated December 15, 1995 between Affiliated Computer Services, Inc., a Delaware corporation, certain Lenders, Bank One, Texas, N.A., as Documentation Agent and Co-Agent and
                  First Interstate Bank of Texas N.A., as Administrative Agent and Co-Agent filed as Exhibit 10.1 to the Company's Third Quarter Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

    10.11    Restated Credit Agreement dated June 20, 1996 between Affiliated Computer Services, Inc., Borrower,
                  Wells Fargo Bank (Texas), N.A., Agent, Bank One, Texas, N.A., Co-Agent, and Certain Lenders for
                  $160,000,000 Revolving Facility filed as Exhibit 10.19 to the Company's Annual Report on Form
                  10-K for the year ended June 30, 1996 and incorporated herein by reference.

    10.12    First Amendment to Restated Credit Agreement dated July 29, 1997 between Affiliated Computer
                  Services, Inc., Borrower; Wells Fargo Bank (Texas) N.A., Agent; Bank One, Texas, N.A., Co-Agent;
                  and Certain Lenders of $160,000,000 Revolving Facility filed as Exhibit 10.14 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.

    10.13    Form of Severance Agreement by and between the Company and Certain Executive Officers of the
                  Company filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended
                  June 30, 1997 and incorporated herein by reference

    10.14    U.S. Department of Education Contract No. PM 94017001 (portions of which are subject to an Order for Confidential Treatment pursuant to Rule 24b-2) included as an exhibit to the Form 10-Q/A filed August 24, 1994 by ACS Government Solutions, Inc. (formerly known as Computer Data
                  Systems, Inc.) and incorporated herein by reference.

  * 13.1     Excerpt of the Fiscal 1998 Annual Report to Stockholders, pages 17 through 35.

  * 21.1     Subsidiaries of the Company

  * 23.1     Consent of PricewaterhouseCoopers LLP

  * 23.2     Consent of Ernst & Young LLP

  * 27.1     Financial Data Schedule

  * 99.1     Report of Independent Auditors

  * Filed herewith