Form 10-Q
period 1998-09-30
AFFILIATED COMPUTER SERVICES INC
filed 1998-11-16
CIK 2135

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended   September 30, 1998
                                         ------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the period from __________ to __________

                         Commission file number 0-24787
                                                --------


                       AFFILIATED COMPUTER SERVICES, INC.
              ------------------------------------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                              Number of shares outstanding as of
      Title of each class                             November 11, 1998
------------------------------------          ----------------------------------
Class A Common Stock, $.01 par value                     45,478,147
Class B Common Stock, $.01 par value                      3,299,686
                                                         ----------
                                                         48,777,833
                                                         ==========

                           AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES


                                      INDEX



                                                                                       PAGE
PART I.   FINANCIAL INFORMATION                                                       NUMBER
Item 1.   Consolidated Financial Statements:

              Consolidated Balance Sheets at September 30, 1998
                  and June 30, 1998                                                    1

              Consolidated Statements of Income for the Quarter
                  Ended September 30, 1998 and 1997                                    2

              Consolidated Statements of Cash Flows for the
                  Quarter Ended September 30, 1998 and 1997                            3

              Notes to Consolidated Financial Statements                           4 - 5


Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  6 - 9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                           10

Item 6.   Exhibits and Reports on Form 8-K                                            11

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)



                                                                September 30,        June 30,
                                                                    1998              1998
                                                                -------------     -------------
                                ASSETS
Current assets:
     Cash and cash equivalents                                  $      22,453     $      75,888
     ATM cash                                                           7,000             8,100
     Accounts receivable, net of allowance for doubtful
       accounts of $3,525 and $2,840, respectively                    273,935           236,523
     Inventory                                                         11,712             9,911
     Prepaid expenses and other current assets                         27,423            24,455
     Deferred taxes                                                     9,514            10,210
                                                                -------------     -------------

         Total current assets                                         352,037           365,087

Property and equipment, net of accumulated depreciation and
   amortization of $98,293 and $90,096, respectively                  153,176           142,717
Software, net of accumulated amortization of $11,592 and
   $11,029, respectively                                               12,214             9,947
Goodwill, net of accumulated amortization of $29,020 and
   $25,846, respectively                                              408,861           373,236
Other intangible assets, net of accumulated amortization
   of $17,213 and $14,414, respectively                                38,210            38,073
Long-term investments and other assets                                 20,859            20,738
                                                                -------------     -------------

         Total assets                                           $     985,357     $     949,798
                                                                =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
     Accounts payable                                           $      36,224     $      27,953
     Accrued compensation and benefits                                 36,434            40,595
     Other accrued liabilities                                         82,431            80,343
     Notes payable and current portion of long-term debt                9,733            10,624
     Current portion of unearned revenue                                5,078             7,454
                                                                -------------     -------------
         Total current liabilities                                    169,900           166,969

         Convertible notes due 2005                                   230,000           230,000
         Long-term debt                                                19,756             4,848
         Unearned revenue                                                 374               707
         Deferred taxes                                                24,270            24,103
         Other long-term liabilities                                   17,502            19,501
                                                                -------------     -------------
         Total liabilities                                            461,802           446,128
                                                                -------------     -------------

         Stockholders' equity:
     Class A common stock                                                 450               449
     Class B common stock                                                  33                33
     Additional paid-in capital                                       299,282           298,393
     Retained earnings                                                223,790           204,795
                                                                -------------     -------------
         Total stockholders' equity                                   523,555           503,670
                                                                -------------     -------------

         Total liabilities and stockholders' equity             $     985,357     $     949,798
                                                                =============     =============


                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (in thousands except per share amounts)



                                                           Three Months Ended
                                                             September 30,
                                                        ------------------------
                                                          1998           1997
                                                        ---------      ---------
Revenues                                                $ 363,356      $ 264,994
                                                        ---------      ---------

Expenses:
     Wages and benefits                                   154,127        114,115
     Services and supplies                                112,510         77,973
     Rent, lease and maintenance                           42,705         40,933
     Depreciation and amortization                         15,457         10,531
     Other operating expenses                               3,561          2,534
                                                        ---------      ---------
          Total operating expenses                        328,360        246,086
                                                        ---------      ---------

     Operating income                                      34,996         18,908

Interest expense                                            3,359          2,773
Other non-operating income, net                              (288)        (6,862)
                                                        ---------      ---------

     Pretax profit                                         31,925         22,997

Income tax expense                                         12,930          9,547
                                                        ---------      ---------

     Net income                                         $  18,995      $  13,450
                                                        =========      =========


Earnings per common share:

   Basic                                                $     .39      $     .29
                                                        =========      =========

   Diluted                                              $     .37      $     .28
                                                        =========      =========


Shares used in computing earnings per common share:
   Basic                                                   48,269         46,947

   Diluted                                                 55,225         48,247






                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (in thousands)

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                 ----------------------------
                                                                                    1998             1997
                                                                                 -----------      -----------
Cash flows from operating activities:
    Net income                                                                   $    18,995      $    13,450
                                                                                 -----------      -----------

    Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation and amortization                                                 15,457           10,531
        Loss on sale of assets                                                         1,057               --
        Gain on redemption of preferred stock                                             --           (6,742)

        Other                                                                             --              (31)
        Changes in assets and liabilities, net of effects from acquisitions:

           (Increase) decrease in ATM cash                                             1,100             (900)

           Increase in accounts receivable                                           (23,736)          (2,267)
           (Increase) decrease in inventory                                           (1,801)             471
           (Increase)  decrease in prepaid expenses and other current assets
                                                                                      (2,498)             473
           Change in deferred taxes                                                    5,672            2,959
           Increase in other long-term assets                                            (99)            (860)
           Increase (decrease) in accounts payable                                     3,031           (3,624)
           Decrease in accrued compensation and benefits                              (7,407)          (3,964)
           Increase (decrease) in other accrued liabilities                           (3,500)           1,064
           Change in income taxes receivable/payable                                   1,908            4,798
           Increase (decrease) in unearned revenue                                    (2,709)             237
           Decrease in other long-term liabilities                                    (1,709)          (3,455)
                                                                                 -----------      -----------

        Total adjustments                                                            (15,234)          (1,310)
                                                                                 -----------      -----------

        Net cash provided by operating activities                                      3,761           12,140
                                                                                 -----------      -----------


Cash flows from investing activities:

    Purchases of property, equipment and software, net of sales                      (18,136)          (8,142)

    Payments for acquisitions, net of cash acquired                                  (48,931)            (693)
    Proceeds from the redemption of long-term investments                                 --           12,596
    Additions to other intangible assets                                              (3,396)            (974)

    Other                                                                                (12)            (763)
                                                                                 -----------      -----------

         Net cash provided by (used in) investing activities                         (70,475)           2,024
                                                                                 -----------      -----------

Cash flows from financing activities:

    Proceeds from issuance of long-term debt, net of issuance costs
                                                                                      14,007               --

    Repayments of long-term debt                                                        (518)         (17,553)

    Proceeds from stock options exercised and related tax benefits
                                                                                       1,154               --

    Net borrowings (repayments) of ATM debt                                           (1,100)             900
    Dividends paid                                                                        --             (377)
    Other, net                                                                          (264)             348
                                                                                 -----------      -----------

        Net cash provided by (used in) financing activities                           13,279          (16,682)
                                                                                 -----------      -----------

Net decrease in cash and cash equivalents                                            (53,435)          (2,518)

Cash and cash equivalents at beginning of period                                      75,888           18,997
                                                                                 -----------      -----------
Cash and cash equivalents at end of period                                       $    22,453      $    16,479
                                                                                 ===========      ===========



                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries (the "Company" or "ACS"). All material intercompany profits, transactions and balances have been eliminated. ACS provides a full range of business services including technology outsourcing, business process outsourcing, electronic commerce and professional services and systems integration primarily in North America, as well as Central America, South America, Europe and the Middle East.

         In December 1997, the Company acquired ACS Government Solutions Group, Inc. ("ACS Government Solutions"), formerly known as Computer Data Systems, Inc., through the merger (the "Merger") of a wholly-owned subsidiary of the Company with and into ACS Government Solutions, a provider of information technology solutions primarily to government customers. The transaction was accounted for as a pooling of interests; therefore, all periods presented have been restated to include the combined operations of both companies. Certain reclassifications were made to the ACS Government Solutions' financial statements to conform to ACS' presentation.

         The financial information presented should be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 1998. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year.


2.       BUSINESS COMBINATIONS

         During the quarter ended September 30, 1998, the Company completed three acquisitions under the purchase accounting method with assets acquired, liabilities assumed and a net purchase price of $55.9 million, $8.0 million, and $47.9 million, respectively. These acquisitions have been included in the Company's consolidated financial statements from the effective date of acquisition. In addition, the remaining minority interest in one of the Company's professional services' subsidiaries was purchased through the payment of approximately $1.4 million in cash.

         Subsequent to September 30, 1998 the Company signed a definitive agreement to acquire BRC Holdings, Inc. ("BRC") for $19 per fully diluted share pursuant to a cash tender offer for 8,704,238 shares to be followed by a cash merger at the same price. A class action complaint has been filed against BRC, ACS and the BRC board of directors seeking to enjoin the tender offer and subsequent merger (See
         Item 1 -- Legal Proceedings). The transaction, if completed, would be accounted for under the purchase accounting method and is subject to certain conditions, including regulatory approvals and approval by the shareholders of BRC. Based on BRC's approximately 13.7 million outstanding common shares, the gross transaction value is approximately $261 million. In addition, BRC currently has cash and readily marketable securities of approximately $100 million. At September 30, 1998 BRC had trailing twelve month revenues of $121 million; however, approximately $15 million of this amount relates to businesses that have either been divested by BRC or plan to be divested by ACS.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




3.       EARNINGS PER SHARE

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

         The following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months Ended
                                                                          September 30,
                                                                    ---------------------------
                                                                       1998            1997
                                                                    -----------     -----------
         Numerator:
           Numerator for earnings per share (basic) -
             income available to common stockholders                $    18,995     $    13,450
           Effect of dilutive securities:
             Interest on 4% convertible debt                              1,537              --
                                                                    -----------     -----------
           Numerator for earnings per share assuming dilution -
             income available to common stockholders                $    20,532     $    13,450
                                                                    ===========     ===========

         Denominator:
           Weighted average shares outstanding (basic)                   48,269          46,947

           Effect of dilutive securities:
             4% convertible debt                                          5,392              --
             Stock options                                                1,200           1,014
             Warrants and other                                             364             286
                                                                    -----------     -----------
             Total potential common shares                                6,956           1,300
                                                                    -----------     -----------

           Denominator for earnings per share assuming dilution          55,225          48,247
                                                                    ===========     ===========

         Earnings per common share (basic)                          $       .39     $       .29
                                                                    ===========     ===========

         Earnings per common share assuming dilution                $       .37     $       .28
                                                                    ===========     ===========

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements including statements regarding the Company's Year 2000 exposure. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the performance of recently acquired businesses; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish its information technology requirements; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities or existing government programs and the cost of attracting and retaining highly skilled personnel.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income as a percentage of revenues:

                                               Three Months Ended
                                                 September 30,
                                         -----------------------------
                                            1998              1997
                                         -----------       -----------
Revenues                                       100.0%            100.0%

Expenses:
       Wages and benefits                       42.4              43.1
       Services and supplies                    31.0              29.4
       Rent, lease and maintenance              11.8              15.4
       Depreciation and amortization             4.2               4.0
       Other operating expenses                  1.0               1.0
                                         -----------       -----------
         Total operating expenses               90.4              92.9
                                         -----------       -----------

       Operating income                          9.6               7.1

Interest expense                                 0.9               1.0
Other non-operating income, net                 (0.1)             (2.6)
                                         -----------       -----------

       Pretax profit                             8.8               8.7

Income tax expense                               3.6               3.6
                                         -----------       -----------

       Net income                                5.2%              5.1%
                                         ===========       ===========

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1998 TO THE QUARTER ENDED SEPTEMBER 30, 1997

Revenues increased $98.4 million, or 37%, to $363.4 million in the quarter ended September 30, 1998 (the first quarter of the Company's 1999 fiscal year), from $265.0 million in the first quarter of fiscal 1998 due to the signing of new long-term contracts and acquisitions. Of the 37% increase in revenue, approximately 22% was from internal growth and 15% was from acquisitions. During the first quarter of fiscal 1999, the Company benefited from the signing of large contracts in both the Company's commercial and government sectors subsequent to September 30, 1997. These strong new business signings continued into the first

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


quarter of fiscal 1999. The Company also acquired three businesses during the first quarter of fiscal 1999, which had combined historical annual revenues of approximately $85.4 million. A total of six business acquisitions have occurred since the first quarter of fiscal 1998. Revenues from these acquisitions were approximately $38.7 million for the quarter ended September 30, 1998, primarily from the acquisitions of CARA Corporation, Betac International Corporation and Document Acquisition Services.

Total operating expenses were $328.4 million in the first quarter of fiscal 1999, an increase of 33% from $246.1 million in the first quarter of fiscal 1998. Operating expenses decreased from 92.9% as a percentage of revenues in the first quarter of fiscal 1998 to 90.4% in the first quarter of fiscal 1999, primarily due to a $6.0 million non-recurring charge in the first quarter of fiscal 1998 for a binding commitment to a hardware lessor to terminate a computer lease obligation prior to its expiration. Even without the $6.0 million non-recurring charge in the first quarter of fiscal 1998, operating expenses decreased as a percentage of revenue resulting from certain data center consolidations and cost synergies associated with the Merger.

Services and supplies increased from 29.4% of revenues in the first quarter of fiscal 1998, to 31.0% of revenues in the first quarter of fiscal 1999, primarily due to subcontractor expenses in the government services business unit. Rent, lease and maintenance expense for the first quarter of fiscal 1998 contains the $6.0 million non-recurring charge mentioned above. Excluding this $6.0 million charge, rent, lease and maintenance expense decreased from 13.2% as a percentage of revenues in the first quarter of fiscal 1998 to 11.8% in the first quarter of fiscal 1999 due primarily to data center consolidations and the change in business line mix with the professional services acquisitions made during the last twelve months, which have a smaller component of rent, lease and maintenance expense. Depreciation and amortization increased from 4.0% as a percentage of revenues in the first quarter of fiscal 1998 to 4.2% in the first quarter of fiscal 1999, primarily due to capital expenditures and acquisition cost amortization during the last twelve months.

After excluding the $6.0 million non-recurring charge in the first quarter of fiscal 1998, operating income increased $10.1 million, or 41%, to $35.0 million in the first quarter of fiscal 1999. The increase was due to internal revenue growth and acquisitions since the first quarter of fiscal 1998, Merger cost synergies and data center consolidations.

Interest expense increased $0.6 million to $3.4 million in the first quarter of fiscal 1999, compared to $2.8 million in the first quarter of fiscal 1998. Other non-operating income for the first quarter of fiscal 1998 includes the recognition of a $6.7 million gain upon the redemption of the Company's investment in a customer's preferred stock.

The Company's effective tax rate of approximately 40.5% in the first quarter of fiscal 1999 and 41.5% in the first quarter of fiscal 1998 exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's liquid assets, consisting of cash and cash equivalents, totaled $29.5 million compared to $84.0 million at June 30, 1998. These liquid assets included $7.0 million ($8.1 million at June 30, 1998) borrowed under a revolving credit facility ("ATM Cash Facility") for use in the Company's automated teller machines ("ATMs"). Working capital was $182.1 million and $198.1 million at September 30, 1998 and June 30, 1998, respectively, a decrease of $16.0 million primarily due to the funds used for acquisitions in the first quarter of fiscal 1999.

Net cash provided by operating activities was $3.8 million for the first quarter of fiscal 1999, compared with $12.1 million provided by operating activities during the first quarter of fiscal 1998. The decrease from the prior year was primarily a result of an increase in accounts receivable. In addition, net cash

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


provided by operating activities for the first quarter of fiscal 1999 was negatively impacted by approximately $6.8 million relating to the timing of estimated federal tax payments and the first semi-annual interest payment on the Company's convertible debt. The Company used $70.5 million in investing activities for the quarter ended September 30, 1998, due to $48.9 million used for acquisitions and $18.1 million used for capital expenditures. Net cash provided by investing activities in the first quarter of fiscal 1998 included $12.6 million received from the redemption of a preferred stock investment. Cash flow from financing activities was $13.3 million in the first quarter of fiscal 1999 as compared to $16.7 million used in financing activities for the first quarter of fiscal 1998, due primarily to borrowings on the Credit Facility of $14.0 million in the first quarter of fiscal 1999 versus the repayment of $17.6 million in the first quarter of fiscal 1998.

As of September 30, 1998, the Company had $14.0 million in outstanding borrowings under the Credit Facility. After considering outstanding letters of credit, the Company has approximately $183.4 million available for use under the Credit Facility at September 30, 1998. However, subsequent to September 30, 1998, the Company signed a definitive agreement to purchase 100% of the outstanding shares of BRC Holdings, Inc. ("BRC") for an aggregate purchase price of $261.0 million. At September 30, 1998, BRC had $100.0 million of cash and readily marketable securities. It is anticipated that the Company will fund the net purchase price by borrowing on the Credit Facility . A class action complaint has been filed against BRC, ACS and the BRC board of directors seeking to enjoin the tender offer and subsequent merger (see Item 1 -- Legal Proceedings).

The Company has an ATM Cash Facility of $11.0 million, of which $7.0 million was outstanding as of September 30, 1998 which expires December 1998. The Company also has two vault cash custody agreements with financial institutions which provide the use of up to $52.0 million in cash in Company-owned ATMs. Cash outstanding under the cash custody agreements at September 30, 1998 was approximately $33.7 million, and is not an asset or liability of the Company and is therefore not recorded on the accompanying consolidated balance sheets. The larger custody agreement for $50 million expires February 2001. The remaining cash custody agreement expires January 1999. Recently enacted federal regulations governing financial institutions' cash requirements have allowed financial institutions to significantly reduce their vault cash reserves, which may limit ACS' ability to secure similar cash custody agreements when its current arrangements expire.

The Company's management believes that available cash and cash equivalents, together with cash generated from operations and available borrowings under its credit facilities, will provide adequate funds for the Company's anticipated needs, including working capital, capital expenditures and ATM cash requirements. Management also believes that cash provided by operations will be sufficient to satisfy all existing debt obligations as they become due. Additional acquisition opportunities, however, requiring significant commitments of capital, may arise. In order to pursue such opportunities, the Company may be required to incur debt or to issue potentially dilutive equity securities in the future. However, no assurance can be given as to the Company's future acquisition and expansion opportunities and how such opportunities would be financed.

YEAR 2000

The Year 2000 issue encompasses the cost to make the Company's internal systems Year 2000 compliant as well as the cost to make the Company's clients Year 2000 compliant, in instances where obligated. The Company has assembled a team dedicated for the purpose of managing the Year 2000 project. The Year 2000 project of the Company is segregated in five phases: awareness, assessment, renovation, validation and implementation. With respect to its internal systems, the Company has begun the renovation phase. With respect to the Company's obligation to ensure that its customers' applications are Year 2000 compliant, the Company has not generally undertaken responsibility for application systems maintenance and, therefore, it is the customers' responsibility to renovate these systems. However, in certain cases, ACS is contractually responsible for renovating certain customer application software and in these

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

instances, the Company is in the renovation phase. The Company projects that final implementation of all these changes will be substantially complete by the end of fiscal year 1999. The Company estimates the cost of Year 2000 remediation on its internal systems to be approximately $12.0 million, although only about $2 million of such costs are estimated to be incremental costs that would be eliminated once the Company's Year 2000 issues are completed and resolved.

The failure to successfully complete the Year 2000 conversion process on the Company's internal systems as well as any client's systems, where obligated, or for the Company's vendors and clients to successfully complete the Year 2000 conversion process, where they are responsible, could have a materially adverse impact on the Company. However, ACS believes this project will be substantially completed by the end of fiscal year 1999 and will not have a materially adverse impact on the Company.

NEW ACCOUNTING STANDARDS

     In June 1998, Statement of Financial Accounting Standards ("SFAS")
No. 133, "Accounting for Derivative and Hedging Activities", was issued. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 1999. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.

     In April 1998, Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities", was issued. This SOP provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The provisions of SOP 98-5 are effective for financial statements for fiscal years beginning after December 15, 1998, although early adoption is allowed. The adoption of SOP 98-5 is not expected to have a material impact on the Company's financial statements. The Company will adopt the provisions of this SOP on July 1, 1999.

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information", were issued. SFAS No. 130 establishes standards for reporting comprehensive income and its components with the same prominence as other financial statements. The Company adopted SFAS No. 130 on July 1, 1998; however, the Company does not have any items of comprehensive income in the periods presented. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements, although this statement need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and therefore the Company will adopt its requirements in connection with its annual reporting for the year ending June 30, 1999.

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

A putative class action complaint entitled Matador Capital Management Corporation, Everglades Partners, L.P., Everglades Offshore Fund, Ltd. and Contrarian Opportunities Fund, L.P. v. BRC, ACS Acquisition Corporation, Affiliated Computer Services, Inc., Paul T. Stoffel, L.D. Brinkman, Robert E. Masterson and David H. Monnich C.A. No. 16758-NC was filed on October 30, 1998 in the Court of Chancery of the State of Delaware seeking, among other things, to enjoin the tender offer and proposed merger involving BRC. The complaint alleges, among other things, certain misstatements and omissions by BRC in certain documents mailed to the stockholders of BRC in connection with the tender offer, certain breaches of the fiduciary duties of the board of directors of BRC and the aiding and abetting of such alleged breaches of fiduciary duties by the Company and its subsidiary. The Company and its subsidiary intend to defend vigorously against these allegations.

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

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES



Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits:

           *  27.   Financial Data Schedule

        b) Reports on Form 8-K

                    On July 7, 1998 the Company filed a Current Report on Form 8-K announcing the signing of a definitive agreement to acquire 100% of the outstanding stock of Betac International Corporation.




         *  Filed herewith

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of November 1998.



                                  AFFILIATED COMPUTER SERVICES, INC.


                                  By: /s/ Mark A. King
                                     ------------------------------
                                      Mark A. King
                                      Executive Vice President and
                                      Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  27            Financial Data Schedule