Form 10-Q
period 1998-12-31
AFFILIATED COMPUTER SERVICES INC
filed 1999-02-05
CIK 2135

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended      December 31, 1998
                                      --------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the period from __________ to __________

                         Commission file number    0-24787
                                                ------------



                       AFFILIATED COMPUTER SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                51-0310342
-----------------------------------------   ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

  2828 North Haskell, Dallas,  Texas                                  75204
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code    (214) 841-6111
                                                      --------------
                                 Not Applicable
--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                          ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                                    Number of shares outstanding as of
            Title of each class                              February 3, 1999
--------------------------------------------      --------------------------------------
Class A Common Stock, $.01 par value                         45,842,672
Class B Common Stock, $.01 par value                          3,299,686
                                                             ----------
                                                             49,142,358

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES


                                      INDEX



                                                                                 PAGE
PART I.    FINANCIAL INFORMATION                                                NUMBER


Item 1.    Consolidated Financial Statements:

               Consolidated Balance Sheets at December 31, 1998 and June
                    30, 1998                                                         1

               Consolidated Statements of Income for the Three Months and
                    Six Months Ended December 31, 1998 and 1997                      2

               Consolidated Statements of Cash Flows for the Six Months
                    Ended December 31, 1998 and 1997                                 3

               Notes to Consolidated Financial Statements                        4 - 5


Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                            6 - 12


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                        13

Item 4.    Submission of Matters to a Vote of Security Holders                      14

Item 6.    Exhibits and Reports on Form 8-K                                         14

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)



                                                               December 31,     June 30,
                                                                   1998           1998
                                                               ------------    ----------
                               ASSETS
Current assets:
     Cash and cash equivalents                                  $  146,254     $   75,888
     ATM cash                                                        9,000          8,100
     Accounts receivable, net of allowance for doubtful
       accounts of $4,188 and $2,840, respectively                 305,333        236,523
     Inventory                                                      15,984          9,911
     Prepaid expenses and other current assets                      45,273         24,455
     Deferred taxes                                                 12,902         10,210
                                                                ----------     ----------
         Total current assets                                      534,746        365,087

Property and equipment, net of accumulated depreciation and
   amortization of $107,668 and $90,096, respectively              160,698        142,717
Software, net of accumulated amortization of $12,353 and
   $11,029, respectively                                            16,998          9,947
Goodwill, net of accumulated amortization of $32,860 and
   $25,846, respectively                                           545,001        373,236
Other intangible assets, net of accumulated amortization
   of $19,596 and $14,414, respectively                             39,107         38,073
Long-term investments and other assets                              31,760         20,738
                                                                ----------     ----------

         Total assets                                           $1,328,310     $  949,798
                                                                ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $   41,728     $   27,953
     Accrued compensation and benefits                              43,012         40,595
     Other accrued liabilities                                     108,558         80,343
     Due to BRC Holdings, Inc. shareholders                        104,066             --
     Notes payable and current portion of long-term debt            11,699         10,624
     Current portion of unearned revenue                            15,211          7,454
                                                                ----------     ----------
         Total current liabilities                                 324,274        166,969

Convertible notes due 2005                                         230,000        230,000
Long-term debt                                                     178,964          4,848
Deferred taxes                                                      19,712         24,103
Other long-term liabilities                                         15,949         20,208
                                                                ----------     ----------
         Total liabilities                                         768,899        446,128
                                                                ----------     ----------

Stockholders' equity:
     Class A common stock                                              459            449
     Class B common stock                                               33             33
     Additional paid-in capital                                    314,490        298,393
     Retained earnings                                             244,429        204,795
                                                                ----------     ----------
         Total stockholders' equity                                559,411        503,670
                                                                ----------     ----------

         Total liabilities and stockholders' equity             $1,328,310     $  949,798
                                                                ==========     ==========

                 See notes to consolidated financial statements.
                                       1

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   (in thousands, except per share amounts)

                                                           Three Months Ended             Six Months Ended
                                                              December 31,                  December 31,
                                                         ------------------------     ------------------------
                                                            1998           1997          1998           1997
                                                         ---------      ---------     ---------      ---------
Revenues                                                 $ 391,634      $ 285,235     $ 754,990      $ 550,229
                                                         ---------      ---------     ---------      ---------
 Expenses:
   Wages and benefits                                      165,025        120,102       319,152        234,217
   Services and supplies                                   122,441         90,163       234,951        168,136
   Rent, lease and maintenance                              45,190         33,859        87,895         74,792
   Depreciation and amortization                            15,890         11,302        31,347         21,833
   Merger costs                                                 --         12,974            --         12,974
   Other operating expenses                                  5,174          2,355         8,735          4,889
                                                         ---------      ---------     ---------      ---------
      Total operating expenses                             353,720        270,755       682,080        516,841
                                                         ---------      ---------     ---------      ---------

   Operating income                                         37,914         14,480        72,910         33,388

 Interest expense                                            3,809          2,751         7,168          5,456
 Other non-operating income, net                              (876)           198        (1,164)        (6,596)
                                                         ---------      ---------     ---------      ---------

   Pretax profit                                            34,981         11,531        66,906         34,528

 Income tax expense                                         14,342          5,929        27,272         15,476
                                                         ---------      ---------     ---------      ---------

   Net income                                            $  20,639      $   5,602     $  39,634      $  19,052
                                                         =========      =========     =========      =========

 Earnings per common share:
    Basic                                                $     .42      $     .12     $     .82      $     .40
                                                         =========      =========     =========      =========

    Diluted                                              $     .40      $     .12     $     .77      $     .39
                                                         =========      =========     =========      =========


 Shares used in computing earnings per common share:
    Basic                                                   48,741         47,383        48,488         47,167

    Diluted                                                 55,416         48,584        55,304         48,453



                 See notes to consolidated financial statements.
                                       2

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                     Six Months Ended
                                                                                       December 31,
                                                                                 ------------------------
                                                                                   1998           1997
                                                                                 ---------      ---------
Cash flows from operating activities:
    Net income                                                                   $  39,634      $  19,052
                                                                                 ---------      ---------

    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                               31,347         21,833
        Non-cash portion of merger costs                                                --          1,762
        Gain on redemption of preferred stock                                           --         (6,742)
        Other                                                                        1,063             --
        Changes in assets and liabilities, net of effects from acquisitions:
           Increase in ATM cash                                                       (900)        (3,350)
           Increase in accounts receivable                                         (26,102)        (4,308)
           (Increase) decrease in inventory                                         (4,189)           273
           (Increase)  decrease in prepaid expenses and other
             current assets                                                         (7,909)           327
           Change in deferred taxes                                                 10,794          8,524
           Increase in other long-term assets                                          (94)          (616)
           Increase (decrease) in accounts payable                                   4,207           (874)
           Decrease in accrued compensation and benefits                            (5,745)        (4,474)
           Increase in other accrued liabilities                                     9,679          5,844
           Change in income taxes receivable/payable                                (2,750)         1,480
           Increase (decrease) in unearned revenue                                     489           (997)
           Decrease in other long-term liabilities                                  (2,883)        (6,175)
                                                                                 ---------      ---------

        Total adjustments                                                            7,007         12,507
                                                                                 ---------      ---------

        Net cash provided by operating activities                                   46,641         31,559
                                                                                 ---------      ---------

Cash flows from investing activities:
    Purchases of property, equipment and software, net of sales                    (30,507)       (17,083)
    Payments for acquisitions, net of cash acquired                               (117,052)       (63,554)
    Proceeds from the redemption of long-term investments                               --         12,596
    Additions to other intangible assets                                            (5,162)        (3,077)
    Other                                                                           (1,664)           (90)
                                                                                 ---------      ---------

        Net cash used in investing activities                                     (154,385)       (71,208)
                                                                                 ---------      ---------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt, net of issuance                      182,007        108,251
        costs
    Repayments of long-term debt                                                    (9,404)       (67,351)
    Proceeds from stock options exercised and related tax                            5,068            590
        benefits
    Net borrowings of ATM debt                                                         900          3,350
    Other, net                                                                        (461)          (475)
                                                                                 ---------      ---------

        Net cash provided by financing activities                                  178,110         44,365
                                                                                 ---------      ---------

Net increase in cash and cash equivalents                                           70,366          4,716

Cash and cash equivalents at beginning of period                                    75,888         18,997
                                                                                 ---------      ---------

Cash and cash equivalents at end of period                                       $ 146,254      $  23,713
                                                                                 =========      =========

                 See notes to consolidated financial statements.
                                       3

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries (the "Company" or "ACS"). All material intercompany profits, transactions and balances have been eliminated. ACS provides a full range of information technology services including technology outsourcing, business process outsourcing, electronic commerce and professional services and systems integration primarily in North America, as well as Central America, South America, Europe and the Middle East.

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


2.       BUSINESS COMBINATIONS

         During the quarter ended December 31, 1998, the Company completed the purchase of approximately 8.7 million shares (the "Shares") of the common stock of BRC Holdings, Inc. ("BRC") at a purchase price of $19 per share, representing approximately 63% of the issued and outstanding shares at the time of the purchase. The total amount of funds used to acquire the Shares was approximately $165.4 million. The Company anticipates completing the merger in February 1999 when it will purchase the remaining 37% of outstanding shares for $19 per share. Accordingly, the Company has recorded a liability for $104.1 million at December 31, 1998 to purchase the remaining outstanding shares and stock options. However, it is possible that some BRC stockholders will exercise their dissenter's rights under Delaware law in connection with the merger of BRC with and into a subsidiary of ACS. Such dissenter's rights can be exercised only prior to the BRC stockholders meeting to be held February 11, 1999.

         The acquisition was accounted for under the purchase method of accounting with assets acquired of $298.5 million (including cash and other liquid investments of approximately $101.7 million) and liabilities assumed of $25.0 million for a net purchase price of $273.5 million. BRC's results have been included in the Company's consolidated financial statements from the effective date of the acquisition. The Company has identified certain operations of BRC which will be divested, and has recorded the fair market value of these businesses' net assets, $5.2 million, in other current assets at December 31, 1998. On a pro forma basis, assuming BRC had been acquired at the beginning of the six month period ending December 31, 1998, total revenue, net income and diluted earnings per share for the Company would have been approximately $804 million, $41 million and $0.80 per common share, respectively.

         During the quarter ended December 31, 1998, the Company completed two other acquisitions under the purchase method of accounting with an aggregate net purchase price of $24.2 million. These acquisitions have been included in the Company's consolidated financial statements from the effective date of each acquisition.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       EARNINGS PER SHARE

         In accordance with the Statement of Financial Accounting Standard No. 128, "Earnings per Share", the following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share:


                                                  Three Months Ended       Six Months Ended
                                                      December 31,            December 31,
                                                  -------------------     -------------------
                                                    1998        1997       1998        1997
                                                  -------     -------     -------     -------
Numerator:
  Numerator for earnings per share (basic) -
    Income available to common stockholders       $20,639     $ 5,602     $39,634     $19,052
  Effect of dilutive securities:
    Interest on 4% convertible debt                 1,538          --       3,075          --
                                                  -------     -------     -------     -------
  Numerator for earnings per share assuming
    dilution - income available to common
    stockholders                                  $22,177     $ 5,602     $42,709     $19,052
                                                  =======     =======     =======     =======

Denominator:
  Weighted average shares outstanding (basic)      48,741      47,383      48,488      47,167

  Effect of dilutive securities:
    4% convertible debt                             5,392          --       5,392          --
    Stock options                                   1,250         973       1,225       1,034
    Warrants and other                                 33         228         199         252
                                                  -------     -------     -------     -------
    Total potential common shares                   6,675       1,201       6,816       1,286
                                                  -------     -------     -------     -------

  Denominator for earnings per share
    assuming dilution                              55,416      48,584      55,304      48,453
                                                  =======     =======     =======     =======

Earnings per common share (basic)                 $   .42     $   .12     $   .82     $   .40
                                                  =======     =======     =======     =======

Earnings per common share assuming dilution       $   .40     $   .12     $   .77     $   .39
                                                  =======     =======     =======     =======

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements including statements regarding the Company's Year 2000 exposure. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the performance of recently acquired businesses; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish its information technology requirements; Year 2000 problems affecting the Company's and its clients' business; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities or existing government programs and the cost of attracting and retaining highly skilled personnel.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income as a percentage of revenues:

                                                 Three Months Ended        Six Months Ended
                                                    December 31,             December 31,
                                                --------------------      -------------------
                                                  1998         1997        1998         1997
                                                -------       ------      ------       ------

Revenues                                          100.0%       100.0%      100.0%       100.0%

Expenses:
     Wages and benefits                            42.1         42.1        42.3         42.6
     Services and supplies                         31.3         31.6        31.1         30.5
     Rent, lease and maintenance                   11.5         11.9        11.6         13.6
     Depreciation and amortization                  4.1          4.0         4.1          4.0
     Merger costs                                    --          4.5          --          2.3
     Other operating expenses                       1.3          0.8         1.2          0.9
                                                -------       ------      ------       ------
         Total operating expenses                  90.3         94.9        90.3         93.9
                                                -------       ------      ------       ------

     Operating income                               9.7          5.1         9.7          6.1

Interest expense                                    1.0          1.0          .9          1.0
Other non-operating income, net                     (.2)          --         (.1)        (1.2)
                                                -------       ------      ------       ------

     Pretax profit                                  8.9          4.1         8.9          6.3

Income tax expense                                  3.6          2.1         3.7          2.8
                                                -------       ------      ------       ------

     Net income                                     5.3%         2.0%        5.2%         3.5%
                                                =======       ======      ======       ======


COMPARISON OF THE QUARTER ENDED DECEMBER 31, 1998 TO THE QUARTER ENDED DECEMBER 31, 1997

Revenues increased $106.4 million, or 37%, to $391.6 million in the quarter ended December 31, 1998 (the second quarter of the Company's 1999 fiscal year), from $285.2 million in the second quarter of fiscal 1998 due to the signing of new long-term contracts and acquisitions. Of the 37% increase in revenue, approximately 21% was from internal growth and 16% was from acquisitions. During the second quarter of fiscal 1999, the Company benefited from the signing of large contracts in both the Company's

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


commercial and government business lines subsequent to December 31, 1997. The Company also acquired three businesses during the second quarter of fiscal 1999, which had combined historical annual revenues, excluding operations of the acquired companies to be divested by the Company, of approximately $128 million. A total of seven business acquisitions have occurred since the second quarter of fiscal 1998. Revenues from these acquisitions were approximately $37.4 million for the quarter ended December 31, 1998.

Total operating expenses were $353.7 million in the second quarter of fiscal 1999, an increase of 37.2% from $257.8 million in the second quarter of fiscal 1998, excluding merger costs of $13.0 million. Operating expenses as a percentage of revenues were 90.3% in the second quarter of fiscal 1999 as compared to 90.4% in the second quarter of fiscal 1998, excluding merger costs.

Services and supplies were consistent at 31.3% of revenues in the second quarter of fiscal 1999 compared to 31.6% of revenues in the second quarter of fiscal 1998. Rent, lease and maintenance expense decreased from 11.9% of revenues in the second quarter of fiscal 1998 to 11.5% in the second quarter of fiscal 1999 primarily due to the change in business line mix with the professional services acquisitions made during the last twelve months, which have a smaller component of rent, lease and maintenance expense. Depreciation and amortization increased from 4.0% as a percentage of revenues in the second quarter of fiscal 1998 to 4.1% in the second quarter of fiscal 1999, primarily due to capital expenditures and acquisition cost amortization during the last twelve months.

Operating income increased $10.4 million, or 38%, to $37.9 million in the second quarter of fiscal 1999, as compared to the second quarter of fiscal 1998, excluding merger costs. The increase was due to internal revenue growth and acquisitions since the second quarter of fiscal 1998 and economies of scale being realized from the merger of ACS Government Solutions Group Inc., formerly known as Computer Data Systems Inc., with the Company in December 1997 (the "Merger").

Interest expense increased $1.0 million to $3.8 million in the second quarter of fiscal 1999, compared to $2.8 million in the second quarter of fiscal 1998 primarily due to increased borrowings under the Company's Credit Facility and the issuance in March 1998 of 4% convertible notes to finance acquisitions.

The Company's effective tax rate of approximately 41% in the second quarter of fiscal 1999 exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes. The Company's effective tax rate exceeded 51% in the second quarter of fiscal 1998 due to certain non-deductible merger costs.

  COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1998 TO THE SIX MONTHS ENDED
                                DECEMBER 31, 1997

Revenues increased $204.8 million or 37%, to $755.0 million for the six months ended December 31, 1998 from $550.2 million for the same period in fiscal 1998 due to the signing of new long-term contracts and acquisitions. Of the 37% increase in revenue, approximately 22% was from internal growth and 15% was from acquisitions. The Company acquired six businesses during the six months ended December 31, 1998, which had historical annual revenues, excluding operations of the acquired companies to be divested by the Company, of approximately $228 million. A total of seven business acquisitions have occurred since the second quarter of fiscal 1998. Revenues from these acquisitions were approximately $61.5 million for six months ended December 31, 1998.

Total operating expenses were $682.1 million in the first six months of fiscal 1999, an increase of 35% from $503.8 million, excluding $13.0 million of merger costs, in the first six months of fiscal 1998. Excluding merger costs, operating expenses decreased from 91.6% of revenues in the first six months of fiscal 1998 to 90.3% in the first six months of fiscal 1999, primarily due to a $6.0 million non-recurring charge in the first quarter of fiscal 1998 for a binding commitment to a hardware lessor to terminate a computer lease obligation prior to its expiration.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Service and supplies increased from 30.5% of revenues in the first six months of fiscal 1998 to 31.1% in the first six months of fiscal 1999, primarily due to subcontractor expenses in the government services business. Rent, lease and maintenance expense for the first six months of fiscal 1998 contains the $6.0 million non-recurring charge mentioned above. Excluding this $6.0 million charge, rent, lease and maintenance expense decreased from 12.5% as a percentage of revenues in the first six months of fiscal 1998 to 11.6% in the first six months of fiscal 1999 primarily due to the change in business line mix that resulted from the professional services acquisitions made during the last twelve months, which have a smaller component of rent, lease and maintenance expense. Depreciation and amortization increased to 4.1% in the first six months of fiscal 1999 from 4.0% as a percentage of revenues in the first six months of fiscal 1998, primarily due to capital expenditures and acquisition cost amortization during the last twelve months.

After excluding the $13.0 million of merger costs in the first six months in fiscal 1998, operating income increased $26.5 million or 57%, to $72.9 million in the first six months of fiscal 1999. The increase was due to internal revenue growth and acquisitions since the second quarter of fiscal 1998 and economies of scale realized from the Merger.

Interest expense increased $1.7 million to $7.2 million in the first six months of fiscal 1999, compared to $5.5 million in the first six months of fiscal 1998. This increase in interest expense is due to increased borrowings on the Credit Facility and the issuance in March 1998 of 4% convertible notes to finance acquisitions.

Other non-operating income for the first six months of fiscal 1998 includes the recognition of a $6.7 million gain upon the redemption of the Company's investment in a customer's preferred stock.

The Company's effective tax rate of 41% in the first six months of fiscal 1999 exceeded the federal statutory rate of 35% due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes. The Company's effective rate for the first six months of fiscal 1998 exceeded 44% primarily due to certain non-deductible merger costs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company's liquid assets, consisting of cash and cash equivalents, totaled $155.3 million compared to $84.0 million at June 30, 1998. The $71.3 million increase since June 30, 1998 is primarily due to approximately $101.7 million of cash and cash equivalents acquired with the BRC acquisition; however, the Company has recorded a liability for $104.1 million for the remaining BRC outstanding shares and stock options which is expected to be paid in February 1999. Working capital was $210.5 million and $198.1 million at December 31, 1998 and June 30, 1998, respectively, an increase of $12.4 million primarily due to the working capital of the companies acquired during the first six months of fiscal 1999.

Net cash provided by operating activities was $46.6 million for the first six months of fiscal 1999 compared with $31.6 million provided by operating activities during the first six months of fiscal 1998. The increase in cash flow was primarily due to an increase in net income in the first six months of fiscal 1999 as compared to the first six months of fiscal 1998. The Company used $154.4 million in investing activities for the six months ended December 31, 1998, due to $117.1 million being used for acquisitions and $30.5 million being used for capital expenditures. Net cash provided by investing activities in the first six months of fiscal 1998 included $12.6 million received from the redemption of a preferred stock investment. Cash flow from financing activities was $178.1 million in the first six months of fiscal 1999 as compared to $44.4 million provided by financing activities for the first six months of fiscal 1998. This

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


increase in financing activities was primarily due to borrowings on the Credit Facility of $165 million for the acquisition of BRC during the first six months of fiscal 1999.

As of December 31, 1998, the Company had $174.0 million in outstanding borrowings under the Credit Facility. After considering outstanding letters of credit, the Company has approximately $23.5 million available for use under the Credit Facility at December 31, 1998.

The Company has an ATM Cash Facility of $11.0 million, of which $9.0 million was outstanding as of December 31, 1998, which expires December 1999. The Company also has two vault cash custody agreements with financial institutions which provide the use of up to $52.0 million in cash in Company-owned ATMs. Cash outstanding under the cash custody agreements at December 31, 1998 was approximately $43.6 million, and is not an asset or liability of the Company and is therefore not recorded on the accompanying consolidated balance sheets. The larger custody agreement for $50 million expires February 2001. The remaining cash custody agreement expires January 2001. Recently enacted federal regulations governing financial institutions' cash requirements have allowed financial institutions to significantly reduce their vault cash reserves, which may limit ACS' ability to secure similar cash custody agreements when its current arrangements expire.

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

YEAR 2000

The following statements and all other statements made in this Quarterly Report on Form 10-Q with respect to the Company's Year 2000 processing capabilities or readiness are "Year 2000 Readiness Disclosures" in conformance with the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386).

General

Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem."

ACS acts as an intermediary for the transfer of data between its clients and third parties. In this capacity, ACS supplies the operating and technical resources to cause electronic data to be transmitted between ACS and third parties. With regard to Year 2000 Problems affecting its or its clients business, ACS generally undertakes to test and modify system software and hardware platforms used in transmitting such data. In doing so, ACS relies on representations from third party vendors of system software and hardware platforms that such products are Year 2000 compliant. ACS' clients generally are responsible for ensuring that their application software and data are Year 2000 compliant. Further, on a project-by-project basis ACS will assist clients in testing their application software.

The Company has instituted a Year 2000 Management Control System (MCS) to monitor and track the progress toward meeting the requirements to remediate the Year 2000 Problem. ACS has also hired a Year 2000 project manager who not only manages the MCS, but also assists in identifying points of concern and providing solutions. Additionally, ACS has designated one person from each business unit as a single point of contact. This person coordinates all Year 2000 concerns and issues with third parties within his particular area. Accordingly, under the MCS, each business unit of ACS receives monthly reports from each of its operating units. At least bi-monthly, each business unit prepares an executive summary of its progress. The Year 2000 project manager uses these reports to prepare a monthly summary of corporate Year 2000 activities for executive management and for the Audit Committee of the Board of Directors.

Status of Year 2000 Readiness

The Company's Management Control System at each business unit consists of the following five phases: awareness, assessment, renovation, validation and implementation. The awareness phase consists of defining the scope of the Year 2000 Problem and establishing a corporate infrastructure and overall strategy to perform compliance work. The assessment phase must identify all hardware, software, networks, automatic teller machines, other various processing platforms and customer and vendor interdependencies affected by the Year 2000 Problem. This assessment must go beyond information systems and include environmental systems that are dependent on embedded microchips, such as security systems elevators and vaults. Management also evaluates the Year 2000 effect on other strategic business initiatives. The assessment considers the potential effect that mergers and acquisitions, major system development, corporate alliances and system independences will have on existing systems and/or potential Year 2000 issues that may arise from acquired systems. The renovation phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification and other associated changes. The validation process includes the testing of incremental changes to hardware and software components. Finally, in the implementation phase, systems should be certified as Year 2000 compliant and be accepted by the business users. For those systems which are not compliant, the consequences will be assessed and any contingency plans put into effect.

For mission critical projects, the Company has generally completed the awareness and assessment phases and will substantially complete the remaining phases before June 30, 1999.

In addition to developing an internal risk assessment methodology with respect to the Year 2000 Problem, ACS is subject to external examinations and project reviews by regulatory agencies and governmental bodies of the federal government. To date, these examinations have not identified any material issues regarding our remediation efforts. The Company has not generally obtained verification or validation by independent third parties of its processes to assess Year 2000 Problems, its corrections of Year 2000 Problems or the costs associated with these activities. However, the Company's Year 2000 program team is reviewing the project plans prepared by each of the Company's business units and monitoring their methods and progress against those plans.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Internal Infrastructure

The Company believes that it has identified most of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been assessed as adversely affected, and expects to complete this process before the occurrence of any material disruption of its business.

Client Systems

We are attempting to coordinate with our clients regarding their activities related to the Year 2000 Problem. Most of our clients maintain their own application programs, although they use our computer and network resources. We generally do not have any contractual responsibility to ensure that our clients' application programs are compliant. However, our business could be adversely affected if our clients experience Year 2000 problems with such applications, causing them to use less of our computing resources, alter their pattern of usage of resources or dedicate less of their information processing budgets to projects we conduct. We do undertake to test and modify system software and hardware platforms that are represented by the vendors thereof as being Year 2000 compliant. If our vendors fail to provide Year 2000 compliant versions of their system software, our business could be materially affected.

Vendors

The Company has mailed questionnaires to substantially all third party vendors and suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company for itself or its clients to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. Responses to these questionnaires are verified against information included with current releases of vendors' products and services and on vendor web sites and are shared with ACS' clients. In addition, operating units are instructed not to acquire hardware, software or other technology that is not contractually represented by the vendor as Year 2000 compliant. However, the Company has limited or no control over the actions of these third party vendors. Thus, while the Company expects that it will be able to resolve any significant issues with these systems related to the Year 2000 Problem, there can be no assurance that the Company's vendors will resolve any or all issues with these systems related to the Year 2000 Problem, before the occurrence of a material disruption to the business of the Company or any of its clients. Any failure of these third parties to timely resolve Year 2000 Problems with their systems could have a material adverse effect on the Company's business, financial condition, and results of operation.

Systems Other than Information Technology Systems.

In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, air conditioning, fire systems and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment. In addition, the Company has initiated a project to assess whether all major leased facilities are Year 2000 compliant.

Costs

Of the approximately $15 million of estimated expenditures for Year 2000 remediation projects, $4 million is incremental costs. Of the $15 million, approximately $7 million has been incurred through December 31, 1998 and a majority of the remainder is expected to be incurred by June 30, 1999. This estimate is being monitored and will be revised as additional information becomes available. The costs required to achieve substantial Year 2000 compliance or failure to do so could have a material adverse impact on our business, financial condition or results of operations.

Most Likely Consequences of Year 2000 Problems

The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company or its clients have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management believes that the following consequences are possible:

o a significant number of operational inconveniences and inefficiencies for the Company and its clients that will divert management's time and attention and financial and human resources from ordinary business activities;

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


o a lesser number of serious system failures that will require significant efforts by the Company or its clients to prevent or alleviate material business disruptions;

o several routine business disputes and claims for pricing adjustments or penalties due to Year 2000 Problems incurred by clients, which will be resolved in the ordinary course of business; and

o a few serious business disputes alleging that the Company failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

Contingency Plans

The Company is currently developing contingency plans to be implemented if its efforts to identify and correct Year 2000 Problems affecting its internal systems are not effective. At this time, business units comprising approximately 20% of fiscal 1998 revenues have completed formal contingency plans. The Company expects to complete its contingency plans for its remaining business groups by the end of June 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software; short- to medium-term use of backup sites, equipment, and software, increased work hours for Company personnel; use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems; and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

Disclaimer

The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of programming and testing resources, third party suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

NEW ACCOUNTING STANDARDS

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities", was issued. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.

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

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

On December 16, 1998, a state district court in Houston, Texas entered a judgment against ACS in a lawsuit brought by twenty-one former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, "GSA/FTSA"). The GSA/FTSA employees alleged that they were entitled to the value of 401,541 shares of ACS stock pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former data processing services agreement between GSA/FTSA and ACS. The judgment against ACS was for approximately $17 million (which includes attorneys' fees and prejudgment interest, but excludes additional attorneys' fees of approximately $850,000 which could be awarded in the event the plaintiffs are successful upon appeal and final judgment). The Company continues to believe that it has a meritorious defense to all or a substantial portion of the Plaintiffs' claims. ACS has filed a motion for new trial, and if that motion is denied, ACS plans to immediately and vigorously appeal the judgment. The Plaintiffs also have filed a notice of appeal. Should the proceedings not be favorably resolved in the trial court or on appeal, the Company may be subject to a material charge against earnings.


A putative class action complaint by Matador Capital Management Corporation, among other plaintiffs, against BRC, the Company and the directors of BRC at that time, was filed on October 30, 1998 in the court of Chancery of the State of Delaware seeking, among other things, to enjoin the tender offer and proposed merger involving BRC. The complaint alleged, among other things, certain misstatements and omissions by BRC in certain documents mailed to the stockholders of BRC in connection with the tender offer, certain breaches of the fiduciary duties of the board of directors of BRC and the aiding and abetting of such alleged breaches of fiduciary duties by ACS. On November 25, 1998, the Court of Chancery issued an opinion and related order denying Matador's motion for a preliminary injunction except insofar as it sought to require the disclosure and dissemination of certain additional information outlined in the opinion to the Company's stockholders by BRC. On December 2, 1998, the Court of Chancery entered a further order permitting the tender offer to be consummated on December 14, 1998, following dissemination by BRC to its stockholders of a disclosure reviewed by the Court of Chancery. BRC mailed such disclosure to its stockholders on December 2, 1998.


It is possible that some BRC stockholders will exercise their dissenter's rights under Delaware law in connection with the merger of BRC with and into a subsidiary of ACS. BRC stockholders can exercise such dissenter's rights only prior to the BRC Stockholders Meeting to be held February 11, 1999. Upon the exercise of such rights, such stockholders may be entitled to an appraisal by the Delaware Court of Chancery of the fair value of their shares of Class A Common Stock.


On October 10, 1995, the Company filed a counterclaim against National Convenience Stores, Incorporated ("NCS") alleging that NCS had breached a contract with the Company and seeking unspecified damages. This counterclaim was filed in response to an action filed by NCS against the Company in the 101st Judicial District Court in Dallas, Texas seeking a declaratory judgment that NCS is not contractually obligated to allow the Company to review and match any third party proposal to process automated teller machines in NCS stores upon expiration of the contract with the Company, pursuant to its terms, on December 1, 1995. On March 12, 1997 the Company added NationsBank as a defendant in the counterclaim. This litigation has now been settled, pursuant to terms which are confidential, involving certain payments to the Company.


The Company is subject to certain other legal proceedings, claims and disputes which arise in the ordinary course of the Company's business. Although the Company cannot predict the outcomes of these legal proceedings, the Company's management does not believe these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity. However, if unfavorably resolved, these proceedings could have a material adverse effect on the Company's financial position, results of operations and liquidity.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES


Item 4.   Submission of Matters to a Vote of Security Holders

On October 27, 1998, the Company held its 1998 annual meeting of stockholders, at which meeting the Company's stockholders were asked to vote on the following proposals to: (i) vote upon performance-based incentive compensation to ACS's executive officers ("Proposal 1") and (ii) elect three directors to the Board ("Proposal 2"). The results of the votes on such proposals were as follows:

                      Votes For             Votes Against             Abstentions
                 --------------------     -------------------     --------------------
Proposal 1:          69,299,168                704,511                  124,712



Proposal 2:

                                                  Votes
                        --------------------------------------------------------
                                   For                          Withheld
                        --------------------------       -----------------------
Mark A. King                    69,286,764                        841,627
David W. Black                  69,286,789                        841,602
Peter A. Bracken                69,286,837                        841,554


The following individuals continued their respective terms of service as directors of the Company following the meeting:

          Darwin Deason
          Jeffrey A. Rich
          Henry Hortenstine
          Joseph P. O'Neill
          Frank A. Rossi
          Clifford M. Kendall

Item 6.    Exhibits and Reports on Form 8-K

         a)    Exhibits:

           *  27. Financial Data Schedule

         b)    Reports on Form 8-K

                  On December 30, 1998 the Company filed a current Report on Form 8-K announcing the purchase of 8,704,238 shares of the common stock of BRC Holdings, Inc. pursuant to a tender offer at $19.00 per share.




         *  Filed herewith

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of February 1999.



                                     AFFILIATED COMPUTER SERVICES, INC.



                                     By:   /s/ Mark A. King
                                          --------------------------------------
                                           Mark A. King
                                           Executive Vice President and
                                           Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
 27.1                       Financial Data Schedule