Form 10-Q
period 1999-03-31
AFFILIATED COMPUTER SERVICES INC
filed 1999-05-17
CIK 2135

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                   NUMBER OF SHARES OUTSTANDING AS OF
                    TITLE OF EACH CLASS                        MAY 12, 1999
            ------------------------------------   ----------------------------------

            Class A Common Stock, $.01 par value                45,911,582
            Class B Common Stock, $.01 par value                 3,299,686
                                                                ----------
                                                                49,211,268

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                     INDEX



                                                                                           PAGE
PART I.   FINANCIAL INFORMATION                                                           NUMBER


Item 1.   Consolidated Financial Statements:

             Consolidated Balance Sheets at March 31, 1999 and
                     June 30, 1998                                                           1

             Consolidated Statements of Income for the Three Months and
                     Nine Months Ended March 31, 1999 and 1998                               2

             Consolidated Statements of Cash Flows for the Nine Months
                     Ended March 31, 1999 and 1998                                           3

             Notes to Consolidated Financial Statements                                      4


Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                      5 - 10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                 11

Item 6.   Exhibits and Reports on Form 8-K                                                  12

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (in thousands)

                                                                    MARCH 31,          JUNE 30,
                                                                       1999              1998
                                                                    ----------        ----------
                           ASSETS
 Current assets:
      Cash and cash equivalents                                     $   44,112        $   75,888
      ATM cash                                                           8,700             8,100
      Accounts receivable, net of allowance for doubtful
        accounts of $4,496 and $2,840, respectively                    325,013           236,523
      Inventory                                                         13,816             9,911
      Prepaid expenses and other current assets                         41,658            24,455
      Deferred taxes                                                     5,889            10,210
                                                                    ----------        ----------
          Total current assets                                         439,188           365,087

 Property and equipment, net of accumulated depreciation and
    amortization of $106,858 and $90,096, respectively                 163,100           142,717
 Software, net of accumulated amortization of $13,642 and
    $11,029, respectively                                               20,957             9,947
 Goodwill, net of accumulated amortization of $37,267 and
    $25,846, respectively                                              543,867           373,236
 Other intangible assets, net of accumulated amortization
    of $22,351 and $14,414, respectively                                41,044            38,073
 Long-term investments and other assets                                 28,694            20,738
                                                                    ----------        ----------

          Total assets                                              $1,236,850        $  949,798
                                                                    ==========        ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                              $   33,202        $   27,953
      Accrued compensation and benefits                                 57,087            40,595
      Other accrued liabilities                                        107,504            80,343
      Notes payable and current portion of long-term debt               11,220            10,624
      Current portion of unearned revenue                               19,144             7,454
                                                                    ----------        ----------
          Total current liabilities                                    228,157           166,969

 Convertible notes due 2005                                            230,000           230,000
 Long-term debt                                                        155,879             4,848
 Deferred taxes                                                         26,762            24,103
 Other long-term liabilities                                            12,913            20,208
                                                                    ----------        ----------
          Total liabilities                                            653,711           446,128
                                                                    ----------        ----------

 Stockholders' equity:
      Class A common stock                                                 459               449
      Class B common stock                                                  33                33
      Additional paid-in capital                                       315,793           298,393
      Retained earnings                                                266,854           204,795
                                                                    ----------        ----------
          Total stockholders' equity                                   583,139           503,670
                                                                    ----------        ----------

          Total liabilities and stockholders' equity                $1,236,850        $  949,798
                                                                    ==========        ==========

                See notes to consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (in thousands, except per share amounts)



                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                   MARCH 31,                                MARCH 31,
                                         -------------------------------         -------------------------------
                                             1999                1998               1999                 1998
                                         -----------         -----------         -----------         -----------
 Revenues                                $   435,884         $   304,945         $ 1,190,874         $   855,174
                                         -----------         -----------         -----------         -----------
  Expenses:
    Wages and benefits                       196,518             129,218             515,670             363,435
    Services and supplies                    125,783              91,873             360,734             260,009
    Rent, lease and maintenance               50,014              37,236             137,909             112,028
    Depreciation and amortization             17,732              12,371              49,079              34,204
    Merger costs                                  --                  --                  --              12,974
    Other operating expenses                   4,828               2,914              13,563               7,803
                                         -----------         -----------         -----------         -----------
       Total operating expenses              394,875             273,612           1,076,955             790,453
                                         -----------         -----------         -----------         -----------

    Operating income                          41,009              31,333             113,919              64,721

  Interest expense                             4,916               3,285              12,084               8,807
  Other non-operating income, net             (1,916)               (390)             (3,080)             (7,052)
                                         -----------         -----------         -----------         -----------

    Pretax profit                             38,009              28,438             104,915              62,966

  Income tax expense                          15,584              11,588              42,856              27,064
                                         -----------         -----------         -----------         -----------

    Net income                           $    22,425         $    16,850         $    62,059         $    35,902
                                         ===========         ===========         ===========         ===========

  Earnings per common share:
     Basic                               $       .46         $       .35         $      1.27         $       .76
                                         ===========         ===========         ===========         ===========

     Diluted                             $       .43         $       .34         $      1.20         $       .74
                                         ===========         ===========         ===========         ===========


  Shares used in computing
  earnings per common share:
     Basic                                    49,161              47,858              48,835              47,394

     Diluted                                  56,047              50,011              55,674              48,923

                See notes to consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                                         NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ---------------------------
                                                                                        1999              1998
                                                                                     ---------         ---------
 Cash flows from operating activities:
     Net income                                                                      $  62,059         $  35,902
                                                                                     ---------         ---------

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                  49,079            34,204
         Non-cash portion of merger costs                                                   --             2,250
         Gain on redemption of preferred stock                                              --            (6,742)
         Other                                                                           1,327                --
         Changes in assets and liabilities, net of effects from acquisitions:
            Increase in ATM cash                                                          (600)           (1,550)
            Increase in accounts receivable                                            (45,901)          (12,847)
            Increase in inventory                                                       (1,999)             (980)
            Increase in prepaid expenses and other current assets                       (7,235)           (3,010)
            Change in deferred taxes                                                    24,857            10,678
            (Increase) decrease in other long-term assets                                  559            (5,802)
            Decrease in accounts payable                                                (4,319)           (1,749)
            Increase (decrease) in accrued compensation and benefits                     8,330            (2,672)
            Increase (decrease) in other accrued liabilities                            10,147            (4,688)
            Change in income taxes receivable/payable                                   (3,797)           10,276
            Increase in unearned revenue                                                 4,405             1,736
            Decrease in other long-term liabilities                                     (5,284)          (11,590)
                                                                                     ---------         ---------

         Total adjustments                                                              29,569             7,514
                                                                                     ---------         ---------
         Net cash provided by operating activities                                      91,628            43,416
                                                                                     ---------         ---------

 Cash flows from investing activities:
     Purchases of property, equipment and software, net of sales                       (47,896)          (29,664)
     Payments for acquisitions, net of cash acquired                                  (225,135)          (69,918)
     Proceeds from the redemption of long-term investments                                  --            12,596
     Additions to other intangible assets                                               (6,680)           (5,768)
     Other                                                                                 458              (301)
                                                                                     ---------         ---------
         Net cash used in investing activities                                        (279,253)          (93,055)
                                                                                     ---------         ---------

 Cash flows from financing activities:
     Proceeds from issuance of long-term debt, net of issuance                         183,003           329,926
         costs
     Repayments of long-term debt                                                      (33,664)         (239,555)
     Proceeds from stock options exercised and related tax                               6,872             4,642
         benefits
     Net borrowings of ATM debt                                                            600             1,550
     Dividends paid                                                                         --              (377)
     Other, net                                                                           (962)             (227)
                                                                                     ---------         ---------
         Net cash provided by financing activities                                     155,849            95,959
                                                                                     ---------         ---------
 Net increase in cash and cash equivalents                                             (31,776)           46,320
 Cash and cash equivalents at beginning of period                                       75,888            18,997
                                                                                     ---------         ---------

 Cash and cash equivalents at end of period                                          $  44,112         $  65,317
                                                                                     =========         =========

                See notes to consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries (the "Company" or "ACS"). All material intercompany profits, transactions and balances have been eliminated. ACS provides a full range of information technology services including technology outsourcing, business process outsourcing, and systems integration and professional services primarily in North America, as well as Central America, South America, Europe and the Middle East.

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

2.  BUSINESS COMBINATIONS

    During the quarter ended March 31, 1999, the Company completed the purchase of the remaining 5.1 million shares (the "Shares") of the common stock of BRC Holdings, Inc. ("BRC") at a purchase price of $19 per share. The total amount of funds used to acquire the Shares was approximately $104.7 million, which also included amounts due to BRC option holders. During the quarter ended December 31, 1998, the Company had purchased 63% of the issued and outstanding shares of BRC for approximately $165.4 million. The acquisition was accounted for under the purchase method of accounting with assets acquired of $298.5 million (including cash and other liquid investments of approximately $101.7 million) and liabilities assumed of $25.0 million for a net purchase price of $273.5 million.

3.  EARNINGS PER SHARE

    In accordance with the Statement of Financial Accounting Standard No. 128, "Earnings per Share", the following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             MARCH 31,                    MARCH 31,
                                                      ----------------------        ----------------------
                                                        1999           1998          1999            1998
                                                      -------        -------        -------        -------
 Numerator:
   Numerator for earnings per share (basic) -
     Income available to common stockholders          $22,425        $16,850        $62,059        $35,902
   Effect of dilutive securities:
     Interest on 4% convertible debt                    1,536            207          4,609            207
                                                      -------        -------        -------        -------
   Numerator for earnings per share assuming
     dilution - income available to common
     stockholders                                     $23,961        $17,057        $66,668        $36,109
                                                      =======        =======        =======        =======

 Denominator:
   Weighted average shares outstanding (basic)         49,161         47,858         48,835         47,394

   Effect of dilutive securities:
     4% convertible debt                                5,392            719          5,392            240
     Stock options                                      1,494          1,120          1,315          1,013
     Warrants and other                                    --            314            132            276
                                                      -------        -------        -------        -------
     Total potential common shares                      6,886          2,153          6,839          1,529
                                                      -------        -------        -------        -------

   Denominator for earnings per share
     assuming dilution                                 56,047         50,011         55,674         48,923
                                                      =======        =======        =======        =======

 Earnings per common share (basic)                    $   .46        $   .35        $  1.27        $   .76
                                                      =======        =======        =======        =======

 Earnings per common share assuming dilution          $   .43        $   .34        $  1.20        $   .74
                                                      =======        =======        =======        =======

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements, including statements regarding the Company's Year 2000 exposure. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the performance of recently acquired businesses; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish its information technology requirements; Year 2000 problems affecting the Company's and its clients' business; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities or existing government programs and the cost of attracting and retaining highly skilled personnel.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income as a percentage of revenues:

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               MARCH 31,                       MARCH 31,
                                                        ----------------------          ----------------------
                                                         1999            1998            1999            1998
                                                        ------          ------          ------          ------

              Revenues                                   100.0%          100.0%          100.0%          100.0%

              Expenses:
                   Wages and benefits                     45.1            42.4            43.3            42.5
                   Services and supplies                  28.9            30.1            30.3            30.4
                   Rent, lease and maintenance            11.5            12.2            11.6            13.1
                   Depreciation and amortization           4.0             4.1             4.1             4.0
                   Merger costs                             --              --              --             1.5
                   Other operating expenses                1.1             0.9             1.1             0.9
                                                        ------          ------          ------          ------
                       Total operating expenses           90.6            89.7            90.4            92.4
                                                        ------          ------          ------          ------

                   Operating income                        9.4            10.3             9.6             7.6

              Interest expense                             1.1             1.1             1.0             1.0
              Other non-operating income, net              (.4)           (0.1)           (0.2)           (0.8)
                                                        ------          ------          ------          ------
                   Pretax profit                           8.7             9.3             8.8             7.4

              Income tax expense                           3.6             3.8             3.6             3.2
                                                        ------          ------          ------          ------

                   Net income                              5.1%            5.5%            5.2%            4.2%
                                                        ======          ======          ======          ======


COMPARISON OF THE QUARTER ENDED MARCH 31, 1999 TO THE QUARTER ENDED MARCH 31,
1998

Revenues increased $131.0 million, or 43%, to $435.9 million in the quarter ended March 31, 1999 (the third quarter of the Company's 1999 fiscal year) from $304.9 million in the third quarter of fiscal 1998 due to acquisitions, increased volumes on certain contracts with federal agencies and the signing of new long-term contracts. Of the 43% increase in revenue, approximately 19% was from internal growth and 24% was from the five acquisitions completed since the third quarter of fiscal 1998. During the third quarter of fiscal 1999, the Company benefited from the signing of contracts in both the Company's commercial and federal government business lines subsequent to March 31, 1998.

Total operating expenses were $394.9 million in the third quarter of fiscal 1999, an increase of 44% from $273.6 million in the third quarter of fiscal 1998. Operating expenses as a percentage of revenues were 90.6% in the third quarter of fiscal 1999 as compared to 89.7% in the third quarter of fiscal 1998.

Wages and benefits increased as a percentage of revenue from 42.4% in the third quarter of fiscal 1998 to 45.1% in the third quarter of fiscal 1999 due to the continued growth in the Company's business process outsourcing line. Services and supplies as a percentage of revenues decreased from 30.1% in the third quarter of fiscal 1998 to 28.9% in the third quarter of fiscal 1999 primarily due to recent acquisitions. Rent, lease and maintenance expense decreased from 12.2% of revenues in the third quarter of fiscal 1998 to 11.5% in the third quarter of fiscal 1999 primarily due to the change in business line mix with the professional services acquisitions made during the last twelve months, which have a smaller component of rent, lease and maintenance expense.

Operating income increased $9.7 million, or 31%, to $41.0 million in the third quarter of fiscal 1999, as compared to the third quarter of fiscal 1998. The increase was due to internal growth and acquisitions since the third quarter of fiscal 1998. Operating income as a percentage of revenue decreased from 10.3% in the third quarter of fiscal 1998 to 9.4% in the third quarter of fiscal 1999 primarily due to growth in the Company's federal government business, which has lower operating margins than Company average, as well as startup expenses associated with new contracts in the commercial business process outsourcing line.

Interest expense increased $1.6 million to $4.9 million in the third quarter of fiscal 1999, compared to $3.3 million in the third quarter of fiscal 1998, primarily due to increased borrowings under the Company's credit facility and the issuance in March 1998 of 4% convertible notes to finance acquisitions.

The Company's effective tax rate of approximately 41% in the third quarter of fiscal 1999 exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1999 TO THE NINE MONTHS ENDED MARCH 31, 1998

Revenues increased $335.7 million, or 39%, to $1.19 billion for the nine months ended March 31, 1999 from $855.2 million for the same period in fiscal 1998 due to acquisitions, increased volumes on certain contracts with federal agencies and the signing of new long-term contracts. Of the 39% increase in revenue, approximately 21% was from internal growth and 18% was from the five acquisitions completed during the nine months ended March 31, 1999.

Total operating expenses were $1.08 billion in the first nine months of fiscal 1999, an increase of 39% from $777.5 million, excluding $13.0 million of merger costs, in the first nine months of fiscal 1998. Excluding merger costs, operating expenses decreased from 90.9% of revenues in the first nine months of fiscal 1998 to 90.4% in the first nine months of fiscal 1999, primarily due to a $6.0 million non-recurring charge in the first quarter of fiscal 1998 for a binding commitment to a hardware lessor to terminate a computer lease obligation prior to its expiration.

Wages and benefits increased as a percentage of revenue from 42.5% in the third quarter of fiscal 1998 to 43.3% in the third quarter of fiscal 1999 due to the continued internal and acquisition growth in the business process outsourcing line. Rent, lease and maintenance expense for the first nine months of fiscal 1998 contains the $6.0 million non-recurring charge mentioned above. Excluding this $6.0 million charge, rent, lease and maintenance expense as a percentage of revenue decreased from 12.4% in the first nine months of fiscal 1998 to 11.6% in the first nine months of fiscal 1999 primarily due to the change in business line mix with the professional services acquisitions made during fiscal 1999, which have a smaller component of rent, lease and maintenance expense.

After excluding the $13.0 million of merger costs in the first nine months in fiscal 1998, operating income increased $36.2 million, or 47%, to $113.9 million in the first nine months of fiscal 1999. The increase was due to internal revenue growth and acquisitions since the third quarter of fiscal 1998.

Interest expense increased $3.3 million to $12.1 million in the first nine months of fiscal 1999, compared to $8.8 million in the first nine months of fiscal 1998. This increase in interest expense is due to increased borrowings on the Credit Facility and the issuance in March 1998 of 4% convertible notes to finance acquisitions.

Other non-operating income for the first nine months of fiscal 1998 includes the recognition of a $6.7 million gain upon the redemption of the Company's investment in a customer's preferred stock.

The Company's effective tax rate of 41% in the first nine months of fiscal 1999 exceeded the federal statutory rate of 35% due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes. The Company's effective rate for the first nine months of fiscal 1998 was approximately 43% primarily due to certain non-deductible merger costs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's liquid assets, consisting of cash and cash equivalents, totaled $52.8 million, compared to $84.0 million at June 30, 1998. Working capital was $211.0 million and $198.1 million at March 31, 1999 and June 30, 1998, respectively, an increase of $12.9 million primarily due to the working capital of the companies acquired during the first nine months of fiscal 1999.

Net cash provided by operating activities was $91.6 million for the first nine months of fiscal 1999, compared with $43.4 million provided by operating activities during the first nine months of fiscal 1998. The increase in cash flow was primarily due to an increase in net income in the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998. The Company used $279.3 million in investing activities for the nine months ended March 31, 1999 due to $225.1 million being used for acquisitions and $47.9 million being used for capital expenditures. Net cash provided by investing activities in the first nine months of fiscal 1998 included $12.6 million received from the redemption of a preferred stock investment. Cash flow from financing activities was $155.8 million in the first nine months of fiscal 1999 as compared to $96.0 million provided by financing activities for the first nine months of fiscal 1998. This increase in financing activities was primarily due to net borrowings on the Credit Facility of $149.3 million to fund the acquisition of BRC during the first nine months of fiscal 1999.

As of March 31, 1999, the Company had $155.0 million in outstanding borrowings under the Credit Facility. After considering outstanding letters of credit, the Company has approximately $36.8 million available for use under the Credit Facility at March 31, 1999.

The Company has an ATM Cash Facility of $11.0 million, of which $8.7 million was outstanding as of March 31, 1999, which expires December 1999. The Company also has two vault cash custody agreements with financial institutions which provide the use of up to $52.0 million in cash in Company-owned ATMs. Cash outstanding under the cash custody agreements at March 31, 1999 was approximately $44.9 million, and is not an asset or liability of the Company and therefore not recorded on the accompanying consolidated balance sheets. The larger custody agreement for $50 million expires February 2001. The remaining cash custody agreement expires January 2001. Recently enacted federal regulations governing financial institutions' cash requirements have allowed financial institutions to significantly reduce their vault cash reserves, which may limit ACS' ability to secure similar cash custody agreements when its current arrangements expire.

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

ACS acts as an intermediary for the transfer of data between its clients and third parties. In this capacity, ACS supplies the operating and technical resources to cause electronic data to be transmitted between ACS and third parties. With regard to Year 2000 Problems affecting its or its clients business, ACS generally undertakes to test and modify system software and hardware platforms used in transmitting such data. In doing so, ACS relies on representations from third party vendors of system software and hardware platforms.

The Company has a Year 2000 Management Control System (MCS) to monitor and track the progress toward meeting the requirements to remediate the Year 2000 Problem. ACS also has a full-time Year 2000 project manager who not only manages the MCS, but also assists in identifying points of concern and providing solutions. Additionally, ACS has designated one person from each business unit as a single point of contact for Year 2000 issues. This person coordinates all Year 2000 concerns and issues with third parties within his particular area. Accordingly, under the MCS, each business unit of ACS receives monthly reports from each of its operating units. At least bi-monthly, each business unit prepares an executive summary of its progress. The Year 2000 project manager uses these reports to prepare a monthly summary of corporate Year 2000 activities for executive management and for the Audit Committee of the Board of Directors.

Status of Year 2000 Readiness

The Company's MCS at each business unit consists of the following five phases: awareness, assessment, renovation, validation and implementation. The awareness phase consists of defining the scope of the Year 2000 Problem and establishing a corporate infrastructure and overall strategy to perform compliance work. The assessment phase must identify all hardware, software, networks, automatic teller machines, other various processing platforms and customer and vendor interdependencies affected by the Year 2000 Problem. This assessment must go beyond information systems and include environmental systems that are dependent on embedded microchips, such as security systems elevators and vaults. Management also evaluates the Year 2000 effect on other strategic business initiatives. The assessment considers the potential effect that mergers and acquisitions, major system development, corporate alliances and system independences will have on existing systems and/or potential Year 2000 issues that may arise from acquired systems. The renovation phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification and other associated changes. The validation process includes the testing of incremental changes to hardware and software components. Finally, in the implementation phase, systems should be certified as Year 2000 compliant and be accepted by the business users. For those systems which are not compliant, the consequences will be assessed and any contingency plans put into effect.

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

Client Systems

We are attempting to coordinate with our clients regarding their activities related to the Year 2000 Problem. Most of our clients maintain their own application programs, although they use our computer and network resources. We generally do not have contractual responsibility to ensure that our clients' application programs are compliant. However, our business could be adversely affected if our clients experience Year 2000 problems with such applications, causing them to use less of our computing resources, alter their pattern of usage of resources or dedicate less of their information processing budgets to projects we conduct. We do undertake to test and modify system software and hardware platforms that are represented by the vendors thereof as being Year 2000 compliant. If our vendors fail to provide Year 2000 compliant versions of their system software, our business could be materially affected.

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

Costs

Of the approximately $15 million of estimated expenditures for Year 2000 remediation projects, approximately $11 million relates to costs incurred in the ordinary course of business and $4 million is incremental costs solely attributable to Year 2000 related problems. Of the $15 million, approximately $11 million has been incurred through March 31, 1999 and a majority of the remainder is expected to be incurred by the end of June 1999. This estimate is being monitored and will be revised as additional information becomes available. The costs required to achieve substantial Year 2000 compliance or failure to do so could have a material adverse impact on our business, financial condition and results of operations.

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

Contingency Plans

The Company is currently developing contingency plans to be implemented if its efforts to identify and correct Year 2000 Problems affecting its internal systems are not effective. At this time, business units comprising approximately 30% of fiscal 1998 revenues have completed formal contingency plans. For mission critical projects, the Company expects to complete its contingency plans for most of its remaining business groups by the end of June 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software; short- to medium-term use of backup sites, equipment, and software, increased work hours for Company personnel; use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems; and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", were issued. SFAS No. 130 establishes standards for reporting comprehensive income and its components with the same prominence as other financial statements. The Company adopted SFAS No. 130 on July 1, 1998; however, the Company does not have any items of comprehensive income that would require disclosure in the periods presented. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements, although this statement need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and therefore the Company will adopt its requirements in connection with its annual reporting for the year ending June 30, 1999.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

On December 16, 1998, a state district court in Houston, Texas entered final judgment against the Company in a lawsuit brought by twenty-one former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, "GSA/FTSA"). The GSA/FTSA employees alleged that they were entitled to the value of 401,541 shares of the Company's stock pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former data processing services agreement between GSA/FTSA and the Company. The judgment against the Company was for approximately $17 million, which includes attorneys' fees and prejudgment interest, but excludes additional attorneys' fees of approximately $850,000 which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the Plaintiffs' claims. The Company filed its appeal of the judgment on March 15, 1999 and plans to vigorously pursue the appeal. The Plaintiffs also have filed a notice of appeal. Should the proceedings not be favorably resolved on appeal, the Company may be subject to a material charge.

A putative class action complaint by Matador Capital Management Corporation, among other plaintiffs, against BRC, the Company and the directors of BRC at that time, was filed on October 30, 1998 in the Court of Chancery of the State of Delaware alleging, among other things, misstatements and omissions by BRC in documents mailed to the stockholders of BRC in connection with the tender offer, breaches of the fiduciary duties of the board of directors of BRC and the aiding and abetting of these alleged breaches of fiduciary duties by the Company. On November 25, 1998, the Court of Chancery issued an opinion and related order denying Matador's motion for a preliminary injunction except insofar as it sought to require the disclosure and dissemination of additional information outlined in the opinion to BRC's stockholders by the Company. On December 2, 1998, the Court of Chancery entered a further order permitting the tender offer to be consummated on December 14, 1998, following dissemination by BRC to its stockholders of a disclosure reviewed by the Court of Chancery. BRC mailed the disclosure to its stockholders on December 2, 1998. No BRC stockholders exercised their dissenter's rights under Delaware law in connection with the merger of a subsidiary of the Company with and into BRC, which was concluded on February 12, 1999. BRC and the Company anticipate prompt settlement of Matador's remaining claims for an immaterial sum.

On February 11, 1999, and on or about April 16, 1999, Caremark, Inc., one of the Company's significant outsourcing clients, filed separate lawsuits in federal district court in Illinois alleging that the Company had breached contractual obligations to provide certain information and pricing reductions and a price quote for cost plus pricing to Caremark. Caremark seeks to terminate the contract, which comprised approximately 1.5% of the Company's revenues for the nine month period ended March 31, 1999. Caremark's pleadings also request damages in the millions of dollars, without further specificity. The Company feels that it has complied with all contractual obligations, provided the required information and is not contractually obligated to provide the price reduction. On February 25, 1999, the Company filed a lawsuit in County Court in Dallas, Texas against Caremark and its parent, MedPartners, Inc., alleging that Caremark and MedPartners, Inc. have caused significant injury to the Company by trying to manufacture a basis to repudiate this contract and to avoid payment and other obligations. The Company is asking for actual, consequential and punitive damages. Although the Company cannot predict the outcome of either of these lawsuits, if the Company is unsuccessful, the resulting losses could hurt the Company's revenues and profitability.

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

Item 6.    Exhibits and Reports on Form 8-K

a)       Exhibits:
          *    3.(ii).     Bylaws of the Company, as amended and in effect on
                           February 15, 1999

          *   10.(iii)(A). Employment Agreement between the Company and Darwin
                           Deason, Chairman of the Board, dated February 16,
                           1999

          *   27.          Financial Data Schedule

b)       Reports on Form 8-K:

              On February 5, 1999 the Company filed a Current Report on Form 8-K/A to report the historical and proforma financial statements of BRC Holdings, Inc.

* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May 1999.

                                       AFFILIATED COMPUTER SERVICES, INC.

                                       By: /s/ Mark A. King
                                           -------------------------------------
                                           Mark A. King
                                           Executive Vice President and
                                           Chief Financial Officer

                               INDEX TO EXHIBITS



     EXHIBIT
     NUMBER                 DESCRIPTION
     ------                 -----------

*    3.(ii).     Bylaws of the Company, as amended and in effect on February 15,
                 1999

*   10.(iii)(A). Employment Agreement between the Company and Darwin Deason,
                 Chairman of the Board, dated February 16, 1999

*   27.          Financial Data Schedule

* Filed herewith