Form 10-K405
period 1999-06-30
AFFILIATED COMPUTER SERVICES INC
filed 1999-09-28
CIK 2135

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                             -----------------------
                                    FORM 10-K
                             -----------------------

MARK ONE      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 [ X ]                   SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR
 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____.
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

                             -----------------------

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

                             -----------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.
                        Yes     X       No
                             --------      --------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]
         As of September 24, 1999, 46,010,178 shares of Class A common stock were outstanding. The aggregate market value of the Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of such date, approximated $1,860,537,000.

DOCUMENTS INCORPORATED BY REFERENCE: Fiscal 1999 Annual Report to Stockholders - Parts I, II and IV; Proxy Statement for October 26, 1999 Annual Meeting - Part III.

================================================================================

                      AFFILIATED COMPUTER SERVICES, INC.

                                    FORM 10-K
                                  JUNE 30, 1999


PART I
    Item 1.   Business................................................................................  1
    Item 2.   Properties..............................................................................  7
    Item 3.   Legal Proceedings.......................................................................  8
    Item 4.   Submission of Matters to a Vote of Security Holders.....................................  8

PART II
    Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters...............  9
    Item 6.   Selected Consolidated Financial Data.................................................... 10
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations... 10
    Item 8.   Financial Statements and Supplementary Data............................................. 10
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.... 10

PART III
    Item 10.  Directors and Executive Officers of the Registrant...................................... 11
    Item 11.  Executive Compensation.................................................................. 11
    Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................... 11
    Item 13.  Certain Relationships and Related Transactions.......................................... 11

PART IV
    Item 14.  Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K.... 11

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are based in Dallas, Texas and have offices primarily in North America, as well as Central America, South America, Europe and the Middle East. We provide a full range of information technology services to clients which have time-critical, transaction-intensive information processing needs. Our services include technology outsourcing, business process outsourcing and professional services. Approximately 90% of our revenues for the past three fiscal years were recurring revenues, which are revenues derived from services that our clients use each year in connection with their ongoing businesses.

     We were formed in 1988 to participate in the trend to outsource information processing requirements to third parties which enables businesses to focus on core operations, respond to rapidly changing technologies and reduce data processing expenses. Our business strategy is to expand our client base and enhance our service offerings through both internal marketing and the acquisition of complementary companies. Our marketing efforts focus on developing long-term relationships with clients that choose to outsource various information processing requirements, as well as on expanding the services we offer to existing clients. Since inception through June 30, 1999, we have completed 45 acquisitions, which have resulted in geographic expansion, growth and diversification of our customer base, expansion of services and products offered, and increased economies of scale. Our revenues have increased from $534 million in fiscal year 1995 to $1.6 billion in fiscal year 1999, a compound growth rate of 32%. Of this growth, approximately 15% resulted from internal growth and 17% resulted from acquisitions.

     Our largest transaction occurred in December 1997, when we acquired ACS Government Solutions Group, Inc., formerly known as Computer Data Systems, Inc., a provider of information technology solutions to Federal government agencies. We accounted for this transaction as a pooling of interests, and as a result, we have restated our historical financial statements to reflect the combined operations of both companies.

     We serve two primary markets. Our largest market is the commercial sector, which accounts for approximately two-thirds of our annual revenues. Within the commercial sector, we provide business process outsourcing, professional services and technology outsourcing to a variety of clients nationwide, including retailers, local municipalities, healthcare providers, telecommunications companies, wholesale distributors, manufacturers, utilities, financial institutions and insurance companies.

     We also serve the federal government market, which accounts for approximately one-third of our annual revenues. Our services in this market are comprised primarily of business process outsourcing, professional services and technology outsourcing. Within our federal government business, approximately half of our revenues are derived from civilian agencies with the remaining half from the Department of Defense.

MARKET OVERVIEW

     According to industry sources, the 1999 worldwide market for information technology services and solutions was approximately $325 billion, with the United States market accounting for $153 billion, or approximately half of the total market. These sources estimate that approximately $57 billion, or one-third of the U.S. market, has been outsourced to companies like ours, and that the U.S. outsourced market is expected to grow to $76 billion in 2002, representing a 10% compounded annual growth rate. However, in the particular markets in which we compete, industry sources estimate that information technology spending in the U.S. was approximately $74 billion in 1999, of which approximately $25 billion was outsourced. This outsourced market is expected by these industry sources to increase to $36 billion in 2002, representing a 13% compounded annual growth rate.

     We believe that the demand for third-party information processing services has grown substantially in recent years and will continue to increase in the future as a result of financial, strategic and technological factors. These factors include:

     o the increasing complexity in the information technology systems environment;

     o    the proliferation of the Internet and related web-based technologies;

     o the desire by businesses to take advantage of the latest advances in technology without the cost and time commitment required to maintain an in-house system;

     o the increasing requirements for rapid processing and communication of large amounts of data to multiple locations;

     o the increasing attention by businesses to control costs, causing them to compare the fully allocated cost of in-house processing with the cost of outsourcing; and

     o    the desire of organizations to focus on their core competencies.

     As a result of rapid technological change in our markets, we expect strong demand for third-party professional programming and consulting services. Because we provide professional programming services to clients with mainframe environments as well as with client-server and network applications, we believe that we are well-positioned to expand our services in our current locations as well as in new geographic markets. As part of our consulting services, we advise clients on the strategic acquisition and utilization of information technology to achieve and improve their competitive position.

BUSINESS STRATEGY

     The key components of our business strategy include the following:

     o Expand Client Base - We seek to develop long-term relationships with new clients by leveraging our expertise and breadth of information technology products and services. Our primary focus is to increase our revenues by obtaining new clients with recurring requirements for information technology services.

     o Expand Existing Client Relationships - We seek to leverage existing client relationships in which we are currently not providing a full range of services in order to increase the information technology services we provide to these clients.

     o Build Recurring Revenues - We seek to enter into long-term contracts with clients to provide services that meet their ongoing information technology needs.

     o Invest in Technology - We respond to technological advances and the rapid changes in the requirements of our clients by committing substantial amounts of our resources to the operation of multiple hardware platforms, the customization of products and services that incorporate new technology on a timely basis and the continuous training of customer service personnel.

     o Provide Flexible Solutions - We offer custom-tailored information technology solutions using a variety of proprietary and third-party licensed software on multiple hardware and systems software platforms.

     o Maximize Economies of Scale - Our strategy is to develop and maintain a significant client and account/transaction base to create sufficient economies of scale that enable us to achieve competitive costs.

     o Complete Strategic and Tactical Acquisitions - Our acquisition strategy is to acquire companies to expand our geographic presence, to expand the products and services we offer to existing clients, and to obtain a presence in new, complementary markets. Although we currently generate virtually all of our revenue from domestic clients, we believe we have significant international growth opportunities and intend to pursue those opportunities in a disciplined manner.

     o Attract, Train, and Retain Employees - We believe that attracting, training, and retaining high quality employees are essential to our growth. We hire motivated individuals with strong character and leadership traits and provide them with ongoing technological and leadership skills training. We emphasize retaining our associates with challenging work assignments and incentive programs.

     During the last three fiscal years, our revenue mix was as follows:

                                                  Year ended June 30,
                                       -----------------------------------------
                                           1999           1998          1997
                                       -----------    -----------    -----------
     Commercial                        $ 1,087,210    $   775,621    $   624,245
     Federal Government                    569,681        413,784        304,392
     Intercompany Eliminations/Other       (14,675)          (282)           288
                                       -----------    -----------    -----------

              Total Revenue            $ 1,642,216    $ 1,189,123    $   928,925
                                       ===========    ===========    ===========

COMMERCIAL

     In the commercial sector we provide our clients with business process outsourcing, professional services and technology outsourcing.


Business Process Outsourcing

     We participate in several segments of the business process outsourcing market. We developed and acquired our business process outsourcing services to capitalize on a growing trend in corporate America. More and more companies are concluding that it is more efficient to focus on their core competencies and to outsource their non-core but mission-critical processes. As a result, they turn to companies such as ACS to manage their processes. We provide a variety of services on behalf of our clients, including loan and mortgage processing, claims processing, accounts payable processing, data capture, storage and retrieval services and trade marketing. We typically receive client information in a variety of media such as paper, microfilm, computer tape, optical disk or CD ROM. Upon receipt, we either duplicate, electronically scan or convert the information into another suitable medium for processing. Using state-of-the-art image transmission, storage and retrieval technology, we digitize and transmit millions of information records daily from client locations for high-speed conversion and database update. In many instances, we store the information for our clients on a long-term basis. Pricing is typically determined on the basis of the number of accounts or transactions processed.

     We also provide automated teller machine transaction processing services primarily for financial institutions and retailers. We believe we are one of the largest processors of retail automated teller machines in the United States.

Professional Services

     Our professional services include technology consulting, Internet development, contract programming, applications outsourcing and maintenance and technical support and training, as well as network design and installation services. We provide technology consulting services which consist of advising clients on the strategic acquisition, integration and implementation of information technology resources. Our Internet services include web-enablement of information technology assets allowing our clients to conduct business with their customers and business partners via the Internet. We also assist clients in the development of web-based applications and the hosting of Internet, intranet and extranet sites. We provide a variety of clients with professional services allowing such clients the opportunity to use a planned, flexible workforce, either through staff augmentation or by serving as a client's in-house development staff. Our ability to deliver high-level skill sets and proven methodologies across a variety of technologies enhances our ability to offer complementary services to clients and prospects dealing with technological change.

     We also provide systems integration services to clients in selected industries who are deploying newer technology such as client/server architectures, advanced networks and web-based systems. We use a combination of third party and proprietary systems to offer packaged solutions to clients with intensive document management needs. We currently have approximately 1,500 employees providing professional and systems integration services to commercial clients. We provide these services in fifteen offices in major cities throughout the United States. Due to the nature of the work, we generally offer our professional services on a time and materials basis to a changing client base under short-term contractual arrangements.

Technology Outsourcing

     We offer a diverse set of technology outsourcing solutions to commercial businesses desiring to achieve reductions in data processing costs and/or improvements in the quality of data processing. Our technology outsourcing solutions include the delivery of information processing services on a remote basis from host data centers with sufficient computer processing capacity to deliver significant cost savings and process improvements to our clients. Information processing services include both on-line and batch processing of our clients' mission-critical application systems and network management assistance.

     We provide our technology outsourcing services through an extensive national data and service center network, which comprises five host data center and seven remote data centers, as well as an extensive telecommunication network. We manage data communications and, in some instances, voice communications for our clients, as well as various local and wide area networks. We maintain a nationwide voice and data network to support the complex telecommunications requirements of our client base. We monitor and maintain network lines and circuits on a seven-day, 24-hour basis from our host data centers. We also provide shared hub satellite transmission service as an alternative to multi-drop and point-to-point hard line telecommunications networks.

     Our target market for technology outsourcing services consists of medium- to large-sized commercial organizations with time-critical, transaction-intensive information processing needs. We typically provide our technology outsourcing services pursuant to multi-year contracts which are typically priced on a resource utilization basis. Resources utilized include processing time, professional services, hardware, data storage and retrieval requirements and output volume required for processing.

FEDERAL GOVERNMENT

     Within the federal government sector, we provide business process outsourcing, professional services and technology outsourcing. Our civilian agency clients account for about half of our federal government revenues and our department of defense clients account for the remaining half.

Business Process Outsourcing

     Our business process outsourcing services consist primarily of loan servicing for federal agencies. Our services include billing, lockbox payment processing, related accounting and reconciliation and client service call center operations. Our largest contract for these services is with the Department of Education, for which we service student loans under the Department of Education's Direct Student Loan program. Under this contract, we currently provide loan servicing to over four million borrowers, or over 12 million loans with an aggregate value of $49 billion. During fiscal year 1999, revenue from this contact was approximately $120 million. This contract is scheduled to expire September 2003. We also have contracts with the Small Business Administration and

Department of Veterans Affairs. Pricing is typically determined on the basis of the number of accounts or transactions processed. Our information technology services are also provided to civilian agencies and Department of Defense agencies.

Professional Services

     We provide applications maintenance and development, network implementation and maintenance, desktop services, technical staff augmentation, training and Internet/intranet development. The Department of Defense and civilian agencies generally either contract directly with us or through the General Services Administration (GSA) for these services. The GSA performs the procurement function for many civilian and Department of Defense agencies. Approximately 40% of these services for fiscal 1999 were provided pursuant to three contracts with the GSA. We also provide our services to a variety of civilian agencies such as the Departments of Labor, Treasury and Transportation, the U.S. Senate, the U.S. Postal Service, the Federal Energy Regulatory Commission and the National Drug Intelligence Center. In addition, we also provide these services to a variety of Department of Defense agencies such as Strategic Command, Air Combat Command, The National Security Agency and the Defense Special Weapons Agency.

     We currently have over 3,900 employees providing these services to our government clients. Additionally, approximately 1,600 of these employees have security clearance. We generally price these services on a time and materials basis.


Technology Outsourcing

     Our technology outsourcing services within the Federal government are offered and provided in a manner similar to these services in the commercial sector.


CLIENT BASE

     We achieve growth in revenues and customer base through marketing and acquisitions of other information processing companies. Clients may be lost due to merger, business failure, conversion to a competing processor or to an in-house system. Our business with the federal government is subject to various risks, including the reduction or modification of contracts due to changing government needs and requirements. Government contracts, by their terms, generally can be terminated for convenience by the government, which means that the government may terminate the contract at any time, without cause, and in certain instances we would be entitled to receive compensation only for the services provided or costs incurred at the time of termination.

     Approximately 89%, 89% and 90% of our revenues for fiscal 1999, 1998 and 1997, respectively, were recurring. We define recurring revenues as revenues derived from services that are used by our clients each year in connection with their ongoing businesses, and accordingly exclude conversion and deconversion fees, software license fees, product installation fees and hardware sales.

     Our five largest customers accounted for approximately 19%, 25% and 26% of our fiscal 1999, 1998 and 1997 revenues, respectively.

     Our revenues derived from information technology services described herein are shown in the following table:

                                                           Year ended June 30,
                                    --------------------------------------------------------------
                                       1999         1998         1997         1996         1995
                                    ----------   ----------   ----------   ----------   ----------
                                                             (in thousands)
     Business process outsourcing   $  696,976   $  468,175   $  385,937   $  260,220   $  172,446
     Professional services             570,168      390,221      245,720      201,443      184,025
     Technology outsourcing            375,072      330,727      297,268      185,945      177,377
                                    ----------   ----------   ----------   ----------   ----------

       Total                        $1,642,216   $1,189,123   $  928,925   $  647,608   $  533,848
                                    ==========   ==========   ==========   ==========   ==========

COMPETITION

     The markets for our services are intensely competitive and highly fragmented. The most significant competitive factors are reliability and quality of services, technical competence and price of services.

     In connection with certain large technology outsourcing contracts, we may be required to purchase technology assets from prospective clients or to provide financial assistance to prospective clients in order to obtain their contracts. Many of our competitors have substantially greater resources and thus, may have a greater ability to obtain client contracts where sizable asset purchases or investments are required. To maintain competitive prices, we operate with efficient and low overhead and maintain a significant client base and account/transaction base to achieve sufficient economies of scale. Our competition for technology outsourcing contracts consists of:

     o the first-tier outsourcers, including IBM, Electronic Data Systems Corporation (EDS) and Computer Sciences Corporation (CSC);

     o    mid-sized divisions of large corporations, such as Lockheed-Martin;
          and

     o    other smaller, regional competitors.

     In professional services markets, we actively compete with small specialized firms as well as with large competitors with a wider range of professional services. We believe that the key competitive factors in obtaining and retaining clients include the ability to understand project requirements, deliver appropriate skill sets in a timely manner and price services effectively. We must also compete for qualified personnel through competitive wages and by maintaining a consistent demand for the skills recruited. Our competition in professional services includes EDS, CSC, Science Applications International Corporation and several other local and regional players.

     We compete successfully in the business process outsourcing business by offering a wide range of high quality services and achieving favorable pricing by maintaining a significant volume of transactions to obtain economies of scale. Competition is highly fragmented and depends on the specific business process. Principal competitors for accounts payable, claims processing and records storage and retrieval services include FYI, Inc., National Processing Company, Lason, Inc. and several other small- to medium-sized local and regional competitors. Principal electronic commerce solution competitors include EDS, Deluxe Data Corporation, Concord EFS, Inc., large financial institutions and several regional automated teller machine networks and processors.


SALES AND MARKETING

     We market our services and products primarily through separate sales forces located throughout the United States. In order to enhance our sales and marketing efforts, we hire sales representatives who have significant experience in the industries to which they will be marketing. Maintaining separate sales forces for our various service lines allows our sales representatives to concentrate on particular services, product technology and customer markets, thereby staying abreast of developments in these areas. However, the sales representatives are also kept abreast of our service offerings in order to cross-sell these services to our entire client population.

EMPLOYEES

     We believe that our success, in part, depends on our continuing ability to attract and retain skilled technical, marketing and management personnel. While technology professionals are in high demand, we believe that, to date, we have been able to attract and retain highly qualified personnel. As of June 30, 1999, we had over 15,700 full-time equivalent employees. Other than approximately 200 employees located in one location in Mississippi, none of our employees are currently represented by a union, and there have been no work stoppages or strikes. Management considers its relations with employees to be good.


GOVERNMENT CONTRACTS AND REGULATION

     Approximately one-third of our revenues are derived from contracts and subcontracts with federal government agencies. Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency ("DCAA"). These audits may result in non-reimbursement of some contract costs and fees. To date, we have experienced no material adjustments as a result of audits by the DCAA. The DCAA has completed audits of the Company's federal contracts through fiscal 1996, for a majority of the federal government contracts.

     We are not directly subject to federal or state regulations specifically applicable to financial institutions. As a provider of services to financial institutions, however, our technology outsourcing and electronic commerce solutions operations are examined periodically by various state and federal regulatory agencies. These agencies make recommendations regarding various aspects of our operations, and generally, we implement such recommendations. We also arrange for an annual independent examination of our major data processing facilities.

     Our ATM network operations are subject to federal and state regulations governing consumers' rights with respect to ATM transactions. Fees charged by ATM owners are currently regulated, and additional legislation which would regulate or eliminate certain ATM fees has been proposed by the federal government and by several states. There can be no assurance whether such regulations or legislation will be enacted in the future or that existing consumer protection laws will not be expanded to apply to fees charged in connection with ATM transactions. However, if such legislation were enacted, the number of ATMs operated nationwide (or within the geographic areas affected by the legislation) could be significantly reduced. This could adversely affect our revenues and income as they relate to our electronic commerce solutions business.

ITEM 2.  PROPERTIES

     As of June 30, 1999, we had approximately 220 locations in the United States in 36 states and also in 6 other countries. Approximately 1.0 million square feet is owned and approximately 1.9 million square feet is leased. The leases expire from 1999 to 2011 and we do not anticipate any significant difficulty in obtaining lease renewals or alternative space. Our executive offices are located in Dallas, Texas at a company owned facility of approximately 612,000 square feet, which also houses a host data center and other operations. Our federal government sector executive offices are located in Rockville, Maryland in a company owned facility of approximately 130,000 square feet. We believe that our current facilities are suitable and adequate for our business.

ITEM 3.  LEGAL PROCEEDINGS

     On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by twenty-one former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, "GSA/FTSA"). The GSA/FTSA employees alleged that they were entitled to the value of 401,541 shares of our stock pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former data processing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which includes attorneys' fees and pre-judgment interest, but excludes additional attorneys' fees of approximately $850,000 which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs' claims. We filed our appeal of the judgment on March 15, 1999 and plan to vigorously pursue the appeal. The plaintiffs also have filed a notice of appeal. Should the proceedings not be favorably resolved on appeal, we would be subject to a material charge.

     On February 11, 1999, and on or about April 16, 1999, Caremark, Inc., one of our significant outsourcing clients, filed separate lawsuits in Federal District Court in Illinois alleging that we had breached contractual obligations to provide certain information and pricing reductions and a price quote for cost plus pricing to Caremark. Caremark seeks to terminate the contract, which comprised approximately 1.5% of our revenues for the year ended June 30, 1999. Caremark's pleadings also request damages in the millions of dollars, without further specificity. We believe that we have complied with all contractual obligations, provided the required information and are not contractually obligated to provide the price reduction alleged by Caremark to be required. On February 25, 1999, we filed a lawsuit in County Court in Dallas, Texas against Caremark and its parent, Caremark RX (formerly known as MedPartners, Inc.), alleging that Caremark has caused us significant injury by trying to manufacture a basis to repudiate this contract and to avoid payment and other obligations. We are asking for actual, consequential and punitive damages. Although we cannot predict the outcome of either of these lawsuits, if we are unsuccessful, the resulting losses could negatively impact our revenues and profitability.

     Government contracts are subject to review and audit by various governmental authorities in the normal course of our business. Cost audits have been completed through fiscal 1996 for a majority of our federal government business operations. In our opinion, any such reviews and the results of cost audits for subsequent fiscal years will not have a material effect on our financial position or results of operations.

     In addition to the foregoing, we are subject to certain other legal proceedings, claims and disputes which arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity. However, if unfavorably resolved, these proceedings could have a material adverse effect on our financial position, results of operations and liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal fourth quarter covered by this report, no matter was submitted to a vote of our security holders.

                                     PART II


ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ACS." The following table sets forth the high and low sales prices of our Class A common stock for the last two fiscal years as reported on the NYSE, and have been retroactively adjusted for the two-for-one stock split which occurred in November 1996.

      Fiscal year ended June 30, 1998        High       Low
      -------------------------------      --------   --------
      First Quarter                        29 15/16    24 5/16

      Second Quarter                         26 1/2     21 1/2

      Third Quarter                          37 1/8     24 1/2

      Fourth Quarter                         39 3/4     30 5/8
      Fiscal year ended June 30, 1999        High        Low
      -------------------------------      --------   --------

      First Quarter                          38 3/4     29 3/4

      Second Quarter                             45     22 3/8

      Third Quarter                          51 3/4     34 1/2

      Fourth Quarter                       50 11/16     38 1/4

     On September 24, 1999, the last reported sales price of our Class A common stock as reported on the New York Stock Exchange was $ 40 7/16 per share.

     Except for the dividends paid by ACS Government Solutions Group, Inc. prior to the Merger, we have not paid any dividends to date on our common stock. We intend to continue to retain earnings for use in the operation of our business and, therefore, do not anticipate paying any dividends in the foreseeable future. Under the terms of our unsecured revolving credit agreement with Wells Fargo Bank (Texas), National Association and Bank One, Texas N.A. as amended (the "Credit Facility"), we are prohibited from paying dividends in any fiscal year in a total amount that would exceed 50% of our net income for the preceding fiscal year. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

(in thousands, except per share amounts)
                                                            As of and for the year ended June 30,
                                             ---------------------------------------------------------------
                                                1999         1998          1997        1996         1995
                                             ----------   ----------    ---------   ----------   ----------
     RESULTS OF OPERATIONS DATA:
     Revenues                                $1,642,216   $1,189,123    $  928,925   $  647,608   $  533,848

     Earnings from continuing operations     $   86,230   $   54,422(1) $   49,666   $   33,525   $   25,655

     Earnings per common share-basic         $     1.77   $     1.14(1) $     1.08   $     0.88   $     0.74

     Earnings per common share
        assuming dilution                    $     1.66   $     1.11(1) $     1.05   $     0.85   $     0.71

     Weighted average shares outstanding -
        basic                                    48,839       47,599        46,136       38,228       34,625
     Weighted average shares outstanding
        assuming dilution                        55,668       50,487        47,452       39,320       35,998

     BALANCE SHEET DATA:

     Working capital                         $  194,226   $  198,118    $  110,866   $   79,928   $   77,615

     Total assets                            $1,223,600   $  949,798    $  761,477   $  636,098   $  309,903

     Total long-term debt
        (less current portion)               $  349,106   $  234,848    $  130,680   $   57,208   $   37,940

     Cumulative redeemable
        preferred stock                      $       --   $       --    $       --   $    1,100   $    1,100

     Stockholders' equity                    $  607,421   $  503,670    $  427,481   $  363,204   $  156,686

     (1)  Includes $12,974,000, $8,880,000 net of tax, or $.19 and $.18 per
          basic and diluted share, respectively, of merger costs we incurred in connection with the Merger.

     Pursuant to Instructions G(2) to Form 10-K, the information required in Items 7 and 8 are incorporated by reference from pages 18 through 39 of our Fiscal 1999 Annual Report to Stockholders, included in this Form 10-K Annual Report as Exhibit 13.1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

     Pursuant to Instruction G(3) to Form 10-K, the information required in ITEMS 10 THROUGH 13 is incorporated by reference from our definitive proxy statement, which is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)  (1) Financial Statements

          Our consolidated financial statements as of June 30, 1999 and 1998 and for each of the three years in the period ended June 30, 1999, together with the report of PricewaterhouseCoopers LLP dated July 27, 1999, appear on pages 18 to 39 of our Fiscal 1999 Annual Report to Stockholders, Exhibit 13.1 to this Form 10-K Annual Report, and are incorporated herein by reference.

     (a)  (2) Financial Statement Schedule

          Schedule II- Valuation and Qualifying Accounts for the three years in the period ended June 30, 1999, together with the report of PricewaterhouseCoopers LLP dated July 27, 1999 appear on pages F-1 and F-2 and are filed as part of this Form 10-K Annual Report.

          All other financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

     (b)  Reports on Form 8-K

          On May 19, 1999 we filed a Current Report on Form 8-K reporting the amendment and restatement of our Rights Agreement.

     (c)  Exhibits

          Reference is made to the Index to Exhibits beginning on page 17 for a list of all exhibits filed as part of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized representative.

                                       Affiliated Computer Services, Inc.

Date:  September 28, 1999

                                       By:   /s/  Mark A. King
                                           --------------------------------
                                             Mark A. King
                                             Executive Vice President and
                                             Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of September 1999.

          Signature                             Title
          ---------                             -----

      /s/ Darwin Deason            Director, Chairman of the Board
-------------------------------
       (Darwin Deason)


     /s/ Jeffrey A. Rich           Director, President and Chief Executive Officer
-------------------------------
      (Jeffrey A. Rich)

                                   Director, Executive Vice President and Chief Financial
       /s/ Mark A. King            Officer
-------------------------------
        (Mark A. King)


   /s/ Henry G. Hortenstine        Director, Executive Vice President
-------------------------------
    (Henry G. Hortenstine)

                                   Director, Executive Vice President, Secretary and
      /s/ David W. Black              General Counsel
-------------------------------
       (David W. Black)


     /s/ Peter A. Bracken          Director and Vice-Chairman, ACS Government Solutions Group, Inc.
-------------------------------
      (Peter A. Bracken)


    /s/ Joseph P. O'Neill          Director
-------------------------------
     (Joseph P. O'Neill)


      /s/ Frank A. Rossi           Director
-------------------------------
       (Frank A. Rossi)


   /s/ Clifford M. Kendall         Director
-------------------------------
    (Clifford M. Kendall)

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



     To the Board of Directors of Affiliated Computer Services, Inc.

     Our audits of the consolidated financial statements referred to in our report dated July 27, 1999, appearing in the 1999 Annual Report to Stockholders of Affiliated Computer Services, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



     PricewaterhouseCoopers LLP



    Dallas, Texas
    July 27, 1999

                       AFFILIATED COMPUTER SERVICES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                 (in thousands)

                                             Balance                                              Balance
                                          at Beginning    Charged to Costs                        at End
           Description                      of Period       and Expenses      Deductions         of Period
-------------------------------             ---------       ------------      ----------         ---------
Year ended June 30, 1999
   Deducted from asset accounts:
     Accounts receivable                   $    2,840        $   3,673        $    1,880  (1)   $   4,633
     Property and equipment                    90,096           35,342             1,494  (2)     123,944
     Software                                  11,029            5,093             1,066  (2)      15,056
     Goodwill                                  25,846           15,664              (269) (2)      41,779
     Other intangible assets                   14,414           10,624                32           25,006
                                           ----------        ---------        ----------        ---------

       Total                               $  144,225        $  70,396        $    4,203         $210,418
                                           ==========        =========        ==========        =========

Year ended June 30, 1998
   Deducted from asset accounts:
     Accounts receivable                   $    1,964        $     998        $      122 (1)    $   2,840
     Property and equipment                    66,302           25,493             1,699 (2)       90,096
     Software                                   9,436            3,661             2,068 (2)       11,029
     Goodwill                                  15,504           10,432                90 (2)       25,846
     Other intangible assets                    7,100            7,888               574 (2)       14,414
                                           ----------        ---------        ----------        ---------

       Total                               $  100,306        $  48,472        $    4,553        $ 144,225
                                           ==========        =========        ==========        =========

Year ended June 30, 1997
   Deducted from asset accounts:
     Accounts receivable                   $    1,457        $   1,166        $      659 (1)    $   1,964
     Property and equipment                    46,718           21,836             2,252 (2)       66,302
     Software                                  19,438            2,717            12,719 (2)        9,436
     Goodwill                                   8,609            7,232               337 (2)       15,504
     Other intangible assets                    4,478            2,826               204 (2)        7,100
                                           ----------        ---------        ----------        ---------

       Total                               $   80,700        $  35,777        $   16,171        $ 100,306
                                           ==========        =========        ==========        =========


     (1) Uncollectible accounts written off, net of recoveries and allowances of acquired businesses.

     (2)  Retirements

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                         EXHIBIT NAME
   -------                        ------------
     2.1      Agreement and Plan of Merger, dated as of September 20, 1997, by and among the Company, ACS Acquisition Corp. and Computer Data
                 Systems, Inc., filed as Exhibit 2.1 to the Company's Form S-4
                 (Registration No. 333-40351) (the "Form S-4") and incorporated herein by reference.

     3.1      Charter of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Form S-4 and incorporated herein by reference.

     3.2      Bylaws of the Company filed as Exhibit 3.(II) to the Company's
                 Third Quarter Report on Form 10-Q for the quarter ended
                 March 31, 1999 and incorporated herein by reference.


     4.1      Form of New Class A Common Stock Certificate, filed as Exhibit 4.3 to the Company's Form S-1 (Registration No. 333-79394) (the
                 "Form S-1") and incorporated herein by reference.

     4.2      First Amended and Restated Rights Agreement, dated April 2, 1999, between the Company and First City Transfer Company, as Rights
                 Agent filed as Exhibit 4.1 to the Company's Report on Form 8-K dated May 19, 1999 and incorporated herein by reference.

     4.3      Indenture, dated as of March 20, 1998 between Affiliated Computer
                 Services, Inc., as issuer and U.S. Trust Company of Texas, N.A.
                 as trustee, filed as Exhibit 4.1 to the Company's Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.

     4.4      Registration Rights Agreement, dated as of March 17, 1998 between
                 Affiliated Computer Services, Inc. and Goldman, Sachs & Co.,
                 Bear, Stearns & Co., Inc., Smith Barney Inc., Hambrecht & Quist
                 LLC, Donaldson, Lufkin & Jenrette Securities Corporation and
                 Prudential Securities Incorporated, filed as Exhibit 4.2 to the
                 Company's Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.

     10.1     Amended Stock Option Plan of the Company, filed as Exhibit 10.1 to the Company's Form S-1 and incorporated herein by reference.

     10.2     1997 Stock Incentive Plan of the Company, filed as Appendix D to the Company's Joint Proxy Statement/Prospectus filed as Form
                 14A dated November 14, 1997 and incorporated herein by reference.

     10.3     Reciprocal Services Agreement, dated June 30, 1994, between the
                 Company and Precept, filed as Exhibit 10.15 to the Company's
                 Form S-1 and incorporated herein by reference.

     10.4     Mutual Indemnification Agreement, dated June 30, 1994, between the
                 Company and Precept, filed as Exhibit 10.18 to the Company's
                 Form S-1 and incorporated herein by reference.

     10.5     Stockholders Tax Indemnification Agreement, dated June 30, 1994, between the Company and the Stockholders named therein, filed as Exhibit 10.19 to the Company's Form S-1 and incorporated herein by reference.

     10.6     Form of Directors Indemnification Agreement, filed as Exhibit
                 10.20 to the Company's Form S-1 and incorporated herein by reference.

     10.7     Credit Agreement dated December 15, 1995 between the Company,
                 Bank One, Texas, N.A., as Documentation Agent and Co-Agent,
                 First Interstate Bank of Texas N.A., as Administrative Agent and Co-Agent and Certain Lenders, filed as Exhibit 10.1 to the Company's Third Quarter Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

     10.8     Restated Credit Agreement dated June 20, 1996 between the Company,
                 Wells Fargo Bank (Texas), N.A., Agent, Bank One, Texas, N.A.,
                 Co-Agent, and Certain Lenders for $160,000,000 Revolving
                 Facility filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

     10.9     First Amendment to Restated Credit Agreement dated July 29, 1997 between the Company, Wells Fargo Bank (Texas) N.A., Agent;
                 Bank One, Texas, N.A., Co-Agent; and Certain Lenders for
                 $200,000,000 Revolving Facility filed as Exhibit 10.14 to the
                 Company's Annual Report on Form 10-K for the year ended
                 June 30, 1997 and incorporated herein by reference.

   *10.10     Second Amendment to Restated Credit Agreement dated March 20, 1998 between the Company, Wells Fargo Bank (Texas) N.A., Agent;
                 Bank One, Texas, N.A., Co-Agent; and Certain Lenders for
                 $200,000,000 Revolving Facility.

    10.11     Form of Severance Agreement by and between the Company and Certain
                 Executive Officers of the Company filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended
                 June 30, 1997 and incorporated herein by reference.

    10.12     U.S. Department of Education Contract No. PM94017001 (portions of which are subject to an Order for Confidential Treatment pursuant to Rule 24b-2) included as an exhibit to the Form
                 10-Q/A filed August 24, 1994 by ACS Government Solutions, Inc.
                 (formerly known as Computer Data Systems, Inc.) and incorporated herein by reference.

   *10.13     Supplemental Executive Retirement Agreement by and between the
                 Company and the Company's Chairman of the Board.

    10.14     Employment Agreement by and between the Company and the Company's
                 Chairman of the Board filed as Exhibit 10.(iii)(A) to the Company's Third Quarter Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

  *  13.1     Excerpt of the Fiscal 1999 Annual Report to Stockholders,
                 pages 18 through 38.

  *  21.1     Subsidiaries of the Company

  *  23.1     Consent of PricewaterhouseCoopers LLP

  *  23.2     Consent of Ernst & Young LLP

  *  27.1     Financial Data Schedule

  *  99.1     Report of Independent Auditors


*  Filed herewith