Form 10-Q
period 1999-09-30
AFFILIATED COMPUTER SERVICES INC
filed 1999-11-12
CIK 2135

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    September 30, 1999
                               -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the period from __________ to __________

                         Commission file number 0-24787
                                               -------------

                       AFFILIATED COMPUTER SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  51-0310342
----------------------------------       --------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

2828 North Haskell, Dallas, Texas                        75204
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (214) 841-6111

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                      NUMBER OF SHARES OUTSTANDING AS OF
         TITLE OF EACH CLASS                  NOVEMBER 10,1999
------------------------------------  ----------------------------------
Class A Common Stock, $.01 par value             46,043,158
Class B Common Stock, $.01 par value              3,299,686
                                               ------------
                                                 49,342,844

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                       PAGE
PART I.                        FINANCIAL INFORMATION                                  NUMBER

Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets at September 30, 1999 and
                           June 30, 1999                                                 1

                  Consolidated Statements of Income for the Three Months
                           Ended September 30, 1999 and 1998                             2

                  Consolidated Statements of Cash Flows for the Three Months
                           Ended September 30, 1999 and 1998                             3

                  Notes to Consolidated Financial Statements                           4 - 5


Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                6 - 10


PART II. OTHER INFORMATION

Item 3.  Legal Proceedings                                                              10

Item 6.  Exhibits and Reports on Form 8-K                                               11

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)


                                                             SEPTEMBER 30,      JUNE 30,
                                                                 1999             1999
                                                             ------------     ------------
                                          ASSETS
Current assets:
     Cash and cash equivalents                               $      8,999     $     28,580
     ATM cash                                                       3,400            4,200
     Accounts receivable                                          355,314          320,121
     Inventory                                                     15,538           13,778
     Prepaid expenses and other current assets                     49,244           41,473
     Deferred taxes                                                 6,459            7,795
                                                             ------------     ------------
         Total current assets                                     438,954          415,947

Property and equipment, net                                       170,097          163,240
Goodwill, software and other intangibles, net                     700,050          613,272
Long-term investments and other assets                             29,063           31,141
                                                             ------------     ------------

         Total assets                                        $  1,338,164     $  1,223,600
                                                             ============     ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $     31,805     $     36,723
     Accrued compensation and benefits                             48,548           63,121
     Other accrued liabilities                                     99,476           89,747
     Income taxes payable                                          20,690            9,861
     Current portion of long-term debt                             21,600            6,882
     Current portion of unearned revenue                           16,487           15,387
                                                             ------------     ------------
         Total current liabilities                                238,606          221,721

Convertible notes due 2005                                        230,000          230,000
Long-term debt                                                    191,632          119,106
Deferred taxes                                                     33,790           32,507
Other long-term liabilities                                        10,450           12,845
                                                             ------------     ------------
         Total liabilities                                        704,478          616,179
                                                             ------------     ------------

Stockholders' equity:
     Class A common stock                                             460              460
     Class B common stock                                              33               33
     Additional paid-in capital                                   317,137          315,899
     Retained earnings                                            316,056          291,029
                                                             ------------     ------------
         Total stockholders' equity                               633,686          607,421
                                                             ------------     ------------

         Total liabilities and stockholders' equity          $  1,338,164     $  1,223,600
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

                    AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)
                          (in thousands, except per share amounts)


                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                          ------------------------------
                                              1999              1998
                                          ------------      ------------
Revenues                                  $    447,686      $    363,356
                                          ------------      ------------

 Expenses:
   Wages and benefits                          194,732           154,127
   Services and supplies                       132,926           112,510
   Rent, lease and maintenance                  50,673            42,705
   Depreciation and amortization                19,390            15,457
   Other operating expenses                      4,288             3,561
                                          ------------      ------------

      Total operating expenses                 402,009           328,360
                                          ------------      ------------

   Operating income                             45,677            34,996

 Interest expense                                4,828             3,359
 Other non-operating income, net                (1,141)             (288)
                                          ------------      ------------

   Pretax profit                                41,990            31,925

 Income tax expense                             16,964            12,930
                                          ------------      ------------

   Net income                             $     25,026      $     18,995
                                          ============      ============
 Earnings per common share:
    Basic                                 $        .51      $        .39
                                          ============      ============
    Diluted                               $        .47      $        .37
                                          ============      ============


 Shares used in computing
 earnings per common share:
    Basic                                       49,261            48,269

    Diluted                                     56,095            55,225



                 See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                          THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         1999              1998
                                                                                     ------------      ------------
Cash flows from operating activities:
    Net income                                                                       $     25,026      $     18,995
                                                                                     ------------      ------------
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                      19,390            15,457
        Other                                                                                (219)            1,057
        Changes in assets and liabilities, net of effects from acquisitions:
           Decrease in ATM cash                                                               800             1,100
           Increase in accounts receivable                                                 (6,044)          (23,736)
           Increase in inventory                                                           (1,760)           (1,801)
           Increase in prepaid expenses and other current assets                           (5,893)           (2,498)
           Change in deferred taxes                                                         1,643             5,672
           (Increase) decrease in other long-term assets                                      189               (99)
           Increase (decrease) in accounts payable                                         (6,183)            3,031
           Decrease in accrued compensation and benefits                                  (20,235)           (7,407)
           Decrease in other accrued liabilities                                           (3,293)           (3,500)
           Change in income taxes receivable/payable                                       11,096             1,908
           Increase (decrease) in unearned revenue                                            609            (2,709)
           Decrease in other long-term liabilities                                         (1,484)           (1,709)
                                                                                     ------------      ------------

        Total adjustments                                                                 (11,384)          (15,234)
                                                                                     ------------      ------------
        Net cash provided by operating activities                                          13,642             3,761
                                                                                     ------------      ------------

Cash flows from investing activities:
    Purchases of property, equipment and software, net of sales                           (16,551)          (18,136)
    Payments for acquisitions, net of cash acquired                                       (98,647)          (48,931)
    Additions to other intangible assets                                                   (2,779)           (3,396)
    Additions to notes receivable                                                            (202)               --
    Proceeds received on notes receivable                                                   2,032                --
    Other                                                                                      --               (12)
                                                                                     ------------      ------------
        Net cash used in investing activities                                            (116,147)          (70,475)
                                                                                     ------------      ------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt, net of issuance
         costs                                                                             99,040            14,007
    Repayments of long-term debt                                                          (16,554)             (518)
    Proceeds from stock options exercised and related tax
         benefits                                                                           1,685             1,154
    Net repayments of ATM debt                                                               (800)           (1,100)
    Other, net                                                                               (447)             (264)
                                                                                     ------------      ------------
        Net cash provided by financing activities                                          82,924            13,279
                                                                                     ------------      ------------

Net decrease in cash and cash equivalents                                                 (19,581)          (53,435)

Cash and cash equivalents at beginning of period                                           28,580            75,888
                                                                                     ------------      ------------

Cash and cash equivalents at end of period                                           $      8,999      $     22,453
                                                                                     ============      ============

                 See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We provide a full range of information technology services including technology outsourcing, business process outsourcing and professional services primarily in North America, as well as Central America, South America, Europe and the Middle East.

    The financial information presented should be read in conjunction with our consolidated financial statements for the year ended June 30, 1999. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year.

2. BUSINESS COMBINATIONS

    During the quarter ended September 30, 1999, we acquired Consultec, LLC., a subsidiary of General American Life Insurance Company. The acquisition was accounted for under the purchase method of accounting with assets acquired of $125.7 million (including cash and other liquid investments of $5.6 million) and liabilities assumed of $24.7 million for a net purchase price of $101.0 million. Consultec's results have been included in our consolidated financial statements from the effective date of the acquisition.

3. EARNINGS PER SHARE

    In accordance with the Statement of Financial Accounting Standard No. 128, "Earnings per Share", the following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share:


                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                 -----------------------------
                                                                     1999             1998
                                                                 ------------     ------------
Numerator:
  Numerator for earnings per share (basic) -
    Income available to common stockholders                      $     25,026     $     18,995
  Effect of dilutive securities:
    Interest on 4% convertible debt                                     1,540            1,537
                                                                 ------------     ------------

  Numerator for earnings per share assuming
     dilution - income available to common stockholders          $     26,566     $     20,532
                                                                 ============     ============

Denominator:
  Weighted average shares outstanding (basic)                          49,261           48,269

  Effect of dilutive securities:
    4% convertible debt                                                 5,392            5,392
    Stock options                                                       1,442            1,200
    Warrants and other                                                     --              364
                                                                 ------------     ------------
    Total potential common shares                                       6,834            6,956
                                                                 ------------     ------------

  Denominator for earnings per share
    assuming dilution                                                  56,095           55,225
                                                                 ============     ============

Earnings per common share (basic)                                $        .51     $        .39
                                                                 ============     ============

Earnings per common share assuming dilution                      $        .47     $        .37
                                                                 ============     ============

4. ACCUMULATED DEPRECIATION AND AMORTIZATION

   Property and equipment are stated net of accumulated depreciation of $130.7 million and $123.9 million at September 30, 1999 and June 30, 1999, respectively. Additionally, goodwill, software and other intangibles are stated net of accumulated amortization of $92.6 million and $81.8 million at September 30, 1999 and June 30, 1999, respectively.


5. SEGMENT INFORMATION

   Based on the criteria set forth in SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", we have two reportable segments: commercial and federal government. The following is a summary of certain financial information by reportable segment (in thousands):



FIRST QUARTER ENDED SEPTEMBER 30, 1999
--------------------------------------

                                                                   Federal         Corporate &
                                              Commercial         Government      Eliminations (a)      Consolidated
                                           ----------------   ----------------   ----------------    ----------------
Revenue                                    $        306,422   $        144,344   $         (3,080)   $        447,686

Operating expense                                   252,108            130,669               (158)            382,619
                                           ----------------   ----------------   ----------------    ----------------

EBITDA(b)                                            54,314             13,675             (2,922)             65,067

Depreciation & amortization expense,
      excluding goodwill amortization                12,096              2,212                262              14,570
Goodwill amortization expense                         4,239                581                 --               4,820

                                           ----------------   ----------------   ----------------    ----------------
Operating Income                           $         37,979   $         10,882   $         (3,184)   $         45,677
                                           ================   ================   ================    ================



FIRST QUARTER ENDED SEPTEMBER 30, 1998
--------------------------------------

                                                                  Federal          Corporate &
                                               Commercial        Government      Eliminations (a)      Consolidated
                                           ----------------   ----------------   ----------------    ----------------
Revenue                                    $        230,985   $        134,119   $         (1,748)   $        363,356

Operating expense                                   191,866            120,265                772             312,903
                                           ----------------   ----------------   ----------------    ----------------

EBITDA(b)                                            39,119             13,854             (2,520)             50,453

Depreciation & amortization expense,
      excluding goodwill amortization                10,004              2,081                199              12,284
Goodwill amortization                                 2,606                567                 --               3,173

                                           ----------------   ----------------   ----------------    ----------------
Operating Income                           $         26,509   $         11,206   $         (2,719)   $         34,996
                                           ================   ================   ================    ================



--------------------------

(a) Included in revenue and operating expense are elimination entries related to the sale of information technology service and computer hardware from the commercial segment to the federal government segment.

(b) EBITDA consist of earnings before interest income, interest expense, other non-operating income and expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of a company's performance or to cash flows from operating activities as a measure of liquidity.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding our financial position, business strategy and plans and objectives of our management for future operations are forward-looking statements, including statements regarding our Year 2000 exposure. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. While we believe that the assumptions concerning future events are reasonable, we caution that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the performance of recently acquired businesses; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish its information technology requirements; Year 2000 problems affecting our business and our clients' business; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities or existing government programs and the cost of attracting and retaining highly skilled personnel.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                             -----------------------
                                               1999           1998
                                             --------       --------
Revenues                                        100.0%         100.0%

Expenses:
     Wages and benefits                          43.5           42.4
     Services and supplies                       29.7           31.0
     Rent, lease and maintenance                 11.3           11.8
     Depreciation and amortization                4.3            4.2
     Other operating expenses                     1.0            1.0
                                             --------       --------
         Total operating expenses                89.8           90.4
                                             --------       --------

     Operating income                            10.2            9.6

Interest expense                                  1.1            0.9
Other non-operating income, net                  (0.3)          (0.1)
                                             --------       --------

     Pretax profit                                9.4            8.8

Income tax expense                                3.8            3.6
                                             --------       --------

     Net income                                   5.6%           5.2%
                                             ========       ========

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1999 TO THE QUARTER ENDED SEPTEMBER 30, 1998

Revenues increased $84.3 million, or 23%, to $447.7 million in the quarter ending September 30, 1999 (the first quarter of our 2000 fiscal year) from $363.4 million in the first quarter of fiscal 1999. Of the 23% increase in revenue, approximately 13% was from internal growth and 10% was from acquisitions. Revenues from our commercial segment increased $75.4 million, or 33%, over the first quarter of fiscal 1999 resulting from our acquisition activity and new contract signings from clients in the insurance and financial services industries. Revenues from our federal government segment increased $10.2 million, or 8%, primarily due to increased requirements under the Department of Education's contract and new task orders under civilian agency contracts.

Total operating expenses were $402.0 million in the first quarter of fiscal 2000, an increase of 22% from $328.4 million in the first quarter of fiscal 1999. Operating expenses as a percentage of revenue were 89.8% in the first quarter of fiscal 2000 as compared to 90.4% the first quarter of fiscal 1999.

Due to increased growth of our business process outsourcing service line through both internal growth and recent acquisitions, our percentage component of wages and benefits has increased while the percentage component of services and supplies has decreased. Wages and benefits increased as a percentage of revenue from 42.4% in the first quarter of fiscal 1999 to 43.5% in the first quarter of fiscal 2000. Services and supplies as a percentage of revenue decreased from 31.0% in the first quarter of fiscal 1999 to 29.7% in the first quarter of fiscal 2000. Rent, lease and maintenance expense decreased from 11.8% in the first quarter of fiscal 1999 to 11.3% in the first quarter of fiscal 2000 primarily due to the change in business line mix from the acquisitions made during the last twelve months, which have a smaller component of rent, lease and maintenance expense.

Operating income increased $10.7 million, or 31% to $45.7 million in the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999. The increase was primarily due to acquisitions and internal growth in our business process outsourcing service line. Operating income as a percentage of revenue increased from 9.6% in the first quarter of 1999 to 10.2% in the first quarter of fiscal 2000 primarily due to a combination of increased margins in our business process outsourcing service line and a larger component of commercial versus federal government business.

Interest expense increased $1.4 million to $4.8 million in the first quarter of fiscal 2000, compared to $3.4 million in the first quarter of fiscal 1999, primarily due to increased borrowings under our credit facility to finance acquisitions.

Our effective tax rate of approximately 40% in the first quarter of fiscal 2000 exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, our liquid assets consisting of cash and cash equivalents totaled $12.4 million compared to $32.8 million at June 30, 1999. These liquid assets included $3.4 million and $4.2 million borrowed under a revolving credit facility for use in our automated teller machines at September 30, 1999 and June 30, 1999, respectively. Working capital increased to $200.3 million at September 30, 1999 from $194.2 million at June 30, 1999 due to the net working capital added with the acquisition of Consultec LLC in September 1999.

Net cash provided by operating activities increased to $13.6 million in the first quarter of fiscal 2000 from $3.8 million in the first quarter of fiscal 1999 due primarily to the increase in net income from the prior period. Net cash flow used in investing activities increased by $45.7 million in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 due to an increase in payments for acquisitions of $49.7 million. Net cash provided by financing activities in the first quarter of fiscal 2000 was $82.9 million as compared to $13.3 million in the first quarter of fiscal 1999 and increased due to the net borrowings on our credit facilities of $83.0 million primarily for the acquisition of Consultec LLC.

In September 1999, we entered into a new $100 million credit facility agreement, which matures on September 30, 2000. With this new $100 million credit facility, our existing $200 million credit facility and after considering outstanding letters of credit, we have approximately $89.2 million available for use under the credit facilities at September 30, 1999.

Our management believes that available cash and cash equivalents, together with cash generated from operations and available borrowings under various credit facilities, will provide adequate funds for our anticipated needs, including working capital expenditures and ATM cash requirements. Our management also believes that cash provided by operations will be sufficient to satisfy all existing debt obligations as they become due. We intend to continue our growth through acquisitions and from time to time to engage in discussions with potential acquisition candidates, which could require significant commitments of capital. In order to pursue such opportunities, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition and expansion opportunities and how such opportunities will be financed.

YEAR 2000

Some computers, software and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are expected to increase in frequency and severity, not only as the year 2000 approaches, but continuing into the year 2000 and are commonly referred to as the "Year 2000 Problem." We frequently act as an intermediary for the transfer of data between our clients and third parties. In this capacity, we supply the operating and technical resources to cause electronic data to be transmitted between ourselves and third parties. With regard to potential Year 2000 Problems which may affect us or our clients' businesses, we generally undertake to test and modify system software and hardware platforms, which we use in preparing, storing and transmitting such data. In doing so, we rely on representations, services and products from third-party vendors of system software and hardware platforms.

We have a Year 2000 Management Control System (MCS) to monitor and track the progress toward meeting the requirements to remediate potential Year 2000 Problems. We also have a Year 2000 project manager who not only manages the MCS, but also assists in identifying points of concern and providing solutions. Additionally, we have designated one person from each business unit as a single point of contact for Year 2000 issues. This person coordinates all Year 2000 concerns and issues with third parties within their particular business unit. Accordingly, under the MCS, each business unit receives monthly reports from each of its operating units. At least bi-monthly, each business unit prepares an executive summary of its progress. The Year 2000 project manager uses these reports to prepare a monthly summary report of corporate Year 2000 activities for executive management and for the Audit Committee of the Board of Directors.

Status of Year 2000 Readiness

Our MCS at each business unit consists of the following five phases: awareness, assessment, renovation, validation and implementation. The awareness phase consists of defining the scope of potential Year 2000 Problems and establishing a corporate infrastructure and overall strategy to perform compliance work. The assessment phase is intended to identify all hardware, software, networks, automatic teller machines, other various processing platforms and customer and vendor interdependencies affected by the Year 2000 Problem. This assessment is intended to go beyond information systems and include environmental systems that are dependent on embedded microchips, such as security systems, elevators and vaults. Management also evaluates the Year 2000 effect on other strategic business initiatives. The assessment considers the potential effect that mergers and acquisitions, major system development, corporate alliances and system interdependencies will have on existing systems and/or potential Year 2000 issues that may arise from acquired systems. The renovation phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification and other associated changes. The validation process includes testing incremental changes to hardware and software components. Finally, in the implementation phase, systems are generally certified as Year 2000 compliant and thereafter accepted by the business users. For those systems that are not certified as compliant, the consequences are generally assessed and any contingency plans put into effect.

For our mission critical projects, we have generally completed all phases of the MCS. In some cases, the final implementation of renovated systems is dependent upon our client's own internal renovation projects and schedules.

In addition to developing an internal risk assessment methodology with respect to the Year 2000 Problem, part of our business is subject to external examinations and project reviews by regulatory agencies and governmental bodies of the federal government. To date, these examinations have not identified any material issues regarding our remediation efforts. We have not generally obtained verification or validation by independent third parties of our processes to assess Year 2000 Problems, our corrections of Year 2000 Problems or the costs associated with these activities. However, our Year 2000 problem team is reviewing the project plans prepared by each of our business units and monitoring their methods and progress against those plans.

Internal Infrastructure

We believe that we have identified substantially all of the major computers, software applications and related equipment used in connection with our internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We have generally completed the process of modifying, upgrading and replacing major systems that have been identified as potentially being adversely affected.

Client Systems

We are generally coordinating with our clients regarding their activities related to the Year 2000 Problem. Most of our clients maintain their own software application programs, although they use our computer and network resources. We generally do not have contractual responsibility to ensure that our clients' application programs are compliant. However, our business could be adversely affected if our clients experience Year 2000 Problems with such applications, causing them to use less of our computing resources, generally alter their pattern of usage of resources or dedicate less of their information processing budgets to projects we conduct. We do undertake to test and modify system software and hardware platforms that are represented by the vendors thereof as being Year 2000 compliant. If our vendors fail to provide Year 2000 compliant versions of their system software, our business could be materially affected.

Vendors

We have mailed questionnaires to substantially all third-party vendors and suppliers of the major computers, software and other equipment used, operated or maintained by us for ourselves or our clients to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. Responses to these questionnaires are compared with information included with current releases of vendors' products and services and on vendor web sites and are generally shared with our clients. In addition, our operating units have been instructed not to acquire hardware, software or other technology that is not contractually represented by the vendor as Year 2000 compliant. However, we have limited or no control over the actions of these third party vendors. Thus, while we expect that we will be able to resolve any significant issues with these systems related to the Year 2000 Problem, there can be no assurance that our vendors will resolve any or all issues with these systems related to the Year 2000 Problem before the occurrence of a material disruption to either our business or any of our clients. Any failure of these third parties to timely resolve Year 2000 Problems with their systems could have a material adverse effect on our business, financial condition and results of operations.

Systems Other than Information Technology Systems

In addition to computers and related systems and software, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, air conditioning, fire systems and other common devices may be affected by the Year 2000 Problem. We believe that the remediation of these systems is materially complete and we believe that all major owned and leased facilities are Year 2000 compliant.

Costs

Of the approximately $15 million of estimated expenditures for Year 2000 remediation projects, approximately $11 million related to costs incurred in the ordinary course of business and $4 million related to incremental costs solely attributable to Year 2000 related problems. Substantially all of the expenditures for our Year 2000 remediation projects had been incurred at June 30, 1999. Although we are generally not contractually responsible to ensure our clients' application programs are compliant, we will generally continue to allocate certain resources in fiscal year 2000 to assist some of our clients in completing their remediation projects and validating their compliance and to modify our contingency plans based on the results of their projects. The future costs required to achieve substantial Year 2000 compliance, or our failure to do so, could have a material adverse impact on our business, financial condition and results of operations.

Most Likely Consequences of Year 2000 Problems

We expect to identify and resolve all Year 2000 Problems that could materially adversely affect our business operations. However, we believe that it is not possible to determine with complete certainty that all Year 2000 Problems affecting our clients or us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration or financial consequences of these perhaps inevitable failures. As a result, we believe numerous consequences are possible, including the following:

o a significant number of operational inconveniences and inefficiencies for us and our clients that will divert management's time and attention and financial and human resources from ordinary business activities;

o a lesser number of serious system failures that will require significant efforts by us or our clients to prevent or alleviate material business disruptions;

o several routine business disputes and claims for pricing adjustments or penalties due to Year 2000 Problems incurred by clients, which will be resolved in the ordinary course of business; and

o a few serious business disputes alleging that we failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

Contingency Plans

We are currently developing contingency plans to be implemented if our efforts to identify and correct Year 2000 Problems affecting our internal systems are not effective. At this time, business units comprising approximately 80% of fiscal 1999 revenues have completed formal contingency plans for mission critical projects. We expect to complete our contingency plans for mission critical projects of most of our remaining business groups by the end of November 1999. Depending on the systems affected, these plans include accelerated replacement of affected equipment or software; short- to medium-term use of backup sites, equipment and software; increased work hours for our personnel; use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems; and similar approaches. If we are required to implement any of these contingency plans, it could have a material adverse effect on our financial condition and results of operations.

Disclaimer

The discussion of our efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of programming and testing resources, third-party suppliers' ability to modify proprietary software and unanticipated problems identified or not identified in the ongoing compliance review.

NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accountings Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of the FASB Statement No. 133". SFAS 137 defers the effective date of SFAS 133 "Accounting for Derivatives and Hedging Activities" fiscal years beginning after June 15, 2000. We have not determined the impact of SFAS 133 on our future earnings and financial position.

In April 1998, Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities", was issued. This SOP provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The provisions of SOP 98-5 are effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 has not had a material impact on our financial statements. We adopted the provisions of this SOP on July 1, 1999.


Item 3. Legal Proceedings

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by twenty-one former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, "GSA/FTSA"), The GSA/FTSA employees alleged that they were entitled to the value of 401,541 shares of our stock pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former data processing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which includes attorneys' fees and pre-judgment interest, but excludes additional attorneys' fees of approximately $850,000 which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs' claims. We filed our appeal of the judgment on March 15, 1999 and plan to vigorously pursue the appeal. The plaintiffs also have filed a notice of appeal. Should the proceedings not be favorably resolved on appeal, we would be subject to a material charge.

On February 11, 1999, and on or about April 16, 1999, Caremark, Inc. one of our significant outsourcing clients, filed separate lawsuits in Federal District Court in Illinois alleging that we had breached contractual obligations to provide certain information and pricing reductions and a price quote for cost plus pricing to Caremark. Caremark seeks to terminate the contract, which comprised approximately 1.5% of our revenues for the year ended June 30, 1999, Caremark's pleadings also request damages in the millions of dollars, without further specificity. We believe that we have complied with all contractual obligations, provided the required information and are not contractually obligated to provide the price reduction alleged by Caremark to be required. On February 25, 1999, we filed a lawsuit in County Court in Dallas, Texas against Caremark and its parent, Caremark RX (formerly known as MedPartners, Inc.), alleging that Caremark has caused us significant injury by trying to manufacture a basis to repudiate this contract and to avoid payment and other obligations. We are asking for actual, consequential and punitive damages. Although we cannot predict the outcome of either of these lawsuits, if we are unsuccessful, the resulting losses could negatively impact our revenues and profitability.

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

Item 6:  Exhibits and Reports on Form 8-K

a.) Exhibits (exhibits reference numbers refer to Item 601 of Regulation S-K)

         *  27.  Financial Data Schedule

b.)      Reports on Form 8-K

         On October 12, 1999, we filed a current report on Form 8-K announcing the purchase of 100% of the outstanding common shares of Consultec, LLC.


-------------

         *  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of November 1999.

                                     AFFILIATED COMPUTER SERVICES, INC.

                                     By:   /s/ Mark A. King
                                          -------------------------------
                                          Mark A. King
                                          Executive Vice President and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                     DESCRIPTION
       -------                    -----------
         27.                 Financial Data Schedule