Form 10-Q
period 1999-12-31
AFFILIATED COMPUTER SERVICES INC
filed 2000-02-14
CIK 2135

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1999
                               ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the period from __________ to __________

                         Commission file number 0-24787
                                                -----------
                       AFFILIATED COMPUTER SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                51-0310342
    -------------------------------         -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

2828 North Haskell, Dallas, Texas                            75204
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (214) 841-6111

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                            NUMBER OF SHARES OUTSTANDING AS OF
              TITLE OF EACH CLASS                    FEBRUARY 10, 2000
    ------------------------------------    ----------------------------------
    Class A Common Stock, $.01 par value                  46,126,538
    Class B Common Stock, $.01 par value                   3,299,686
                                                          ----------
                                                          49,426,224

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                 PAGE
     PART I.                        FINANCIAL INFORMATION                                       NUMBER
     Item 1.    Consolidated Financial Statements:

                       Consolidated Balance Sheets at December 31, 1999 and
                              June 30, 1999                                                       1

                       Consolidated Statements of Income for the Three Months and Six Months
                              Ended December 31, 1999 and 1998                                    2

                       Consolidated Statements of Cash Flows for the Six Months Ended
                              December 31, 1999 and 1998                                          3

                       Notes to Consolidated Financial Statements                               4 - 6


     Item 2.    Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                    7 - 10


     PART II.   OTHER INFORMATION

     Item 3.    Legal Proceeding                                                                 11

     Item 4.    Submission of Matters to a Vote of Security Holders                              12

     Item 6.    Exhibits and Reports on Form 8-K                                                 12

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)


                                                            DECEMBER 31,        JUNE 30,
                                                                1999             1999
                                                          ---------------    ---------------
                 ASSETS
Current assets:
     Cash and cash equivalents                            $        26,923    $        28,580
     ATM cash                                                       4,700              4,200
     Accounts receivable, net                                     338,242            320,121
     Inventory                                                     14,800             13,778
     Prepaid expenses and other current assets                     50,245             41,473
     Deferred taxes                                                 5,879              7,795
                                                          ---------------    ---------------
         Total current assets                                     440,789            415,947

Property and equipment, net                                       169,839            163,240
Goodwill, software and other intangibles, net                     694,992            613,272
Long-term investments and other assets                             33,111             31,141
                                                          ---------------    ---------------

         Total assets                                     $     1,338,731    $     1,223,600
                                                          ===============    ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                     $        29,980    $        36,723
     Accrued compensation and benefits                             50,445             63,121
     Other accrued liabilities                                    104,531             89,747
     Income taxes payable                                          15,419              9,861
     Current portion of long-term debt                             11,693              6,882
     Current portion of unearned revenue                           14,569             15,387
                                                          ---------------    ---------------
         Total current liabilities                                226,637            221,721

Convertible notes due 2005                                        230,000            230,000
Long-term debt                                                    186,971            119,106
Deferred taxes                                                     38,112             32,507
Other long-term liabilities                                         8,402             12,845
                                                          ---------------    ---------------
         Total liabilities                                        690,122            616,179
                                                          ---------------    ---------------

Stockholders' equity:
     Class A common stock                                             461                460
     Class B common stock                                              33                 33
     Additional paid-in capital                                   317,987            316,202
     Treasury stock                                               (12,327)              (303)
     Retained earnings                                            342,455            291,029
                                                          ---------------    ---------------
         Total stockholders' equity                               648,609            607,421
                                                          ---------------    ---------------

         Total liabilities and stockholders' equity       $     1,338,731    $     1,223,600
                                                          ===============    ===============


                 See notes to consolidated financial statements.

              AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (in thousands, except per share amounts)



                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  DECEMBER 31,                     DECEMBER 31,
                                           ----------------------------    ----------------------------
                                               1999            1998           1999             1998
                                           ------------    ------------    ------------    ------------
Revenues                                   $    476,008    $    391,634    $    923,694    $    754,990
                                           ------------    ------------    ------------    ------------
Expenses:
  Wages and benefits                            203,383         165,025         398,115         319,152
  Services and supplies                         150,594         122,441         283,520         234,951
  Rent, lease and maintenance                    50,672          45,190         101,345          87,895
  Depreciation and amortization                  21,169          15,890          40,559          31,347
  Other operating expenses                        4,780           5,174           9,068           8,735
                                           ------------    ------------    ------------    ------------

    Total operating expenses                    430,598         353,720         832,607         682,080
                                           ------------    ------------    ------------    ------------

  Operating income                               45,410          37,914          91,087          72,910

Interest expense                                  5,631           3,809          10,459           7,168
Other non-operating income, net                  (4,593)           (876)         (5,734)         (1,164)
                                           ------------    ------------    ------------    ------------

  Pretax profit                                  44,372          34,981          86,362          66,906

Income tax expense                               17,926          14,342          34,890          27,272
                                           ------------    ------------    ------------    ------------

  Net income                               $     26,446    $     20,639    $     51,472    $     39,634
                                           ============    ============    ============    ============

Earnings per common share:
  Basic                                    $        .54    $        .42    $       1.04    $        .82
                                           ============    ============    ============    ============
  Diluted                                  $        .50    $        .40    $        .97    $        .77
                                           ============    ============    ============    ============

Shares used in computing earnings
per common share:
  Basic                                          49,319          48,741          49,290          48,488

  Diluted                                        55,866          55,416          55,980          55,304


                 See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)




                                                                                         Six Months Ended
                                                                                           December 31,
                                                                                       1999            1998
                                                                                   ------------    ------------
Cash flows from operating activities:
  Net income                                                                       $     51,472    $     39,634
                                                                                   ------------    ------------

  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       40,559          31,347
     Gain on collection of note receivable                                               (3,000)           --
     Other                                                                                 (839)          1,063
     Changes in assets and liabilities, net of effects from acquisitions:
       Increase in ATM cash                                                                (500)           (900)
       (Increase) decrease in accounts receivable                                        11,207         (26,102)
       Increase in inventory                                                             (1,022)         (4,189)
       Increase in prepaid expenses and other current assets                             (6,549)         (7,909)
       Change in deferred taxes                                                           7,521          10,794
       Increase in other long-term assets                                                (2,791)            (94)
       Increase (decrease) in accounts payable                                           (7,999)          4,207
       Decrease in accrued compensation and benefits                                    (18,187)         (5,745)
       Increase in other accrued liabilities                                              3,562           9,679
       Change in income taxes receivable/payable                                          5,792          (2,750)
       Increase (decrease) in unearned revenue                                           (3,821)            489
       Decrease in other long-term liabilities                                             (774)         (2,883)
                                                                                   ------------    ------------

     Total adjustments                                                                   23,159           7,007
                                                                                   ------------    ------------
     Net cash provided by operating activities                                           74,631          46,641
                                                                                   ------------    ------------

Cash flows from investing activities:
  Purchases of property, equipment and software, net of sales                           (29,800)        (30,507)
  Payments for acquisitions, net of cash acquired                                      (112,953)       (117,052)
  Additions to other intangible assets                                                   (5,666)         (5,162)
  Additions to notes receivable                                                          (1,553)           --
  Proceeds received on notes receivable                                                   6,034            --
  Other                                                                                    (987)         (1,664)
                                                                                   ------------    ------------
     Net cash used in investing activities                                             (144,925)       (154,385)
                                                                                   ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt, net of issuance
       costs                                                                            115,040         182,007
  Repayments of long-term debt                                                          (48,484)         (9,404)
  Proceeds from stock options exercised and related tax
       benefits                                                                           2,271           5,068
  Net borrowings of ATM debt                                                                500             900
  Other, net                                                                               (690)           (461)
                                                                                   ------------    ------------
     Net cash provided by financing activities                                           68,637         178,110
                                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents                                     (1,657)         70,366

Cash and cash equivalents at beginning of period                                         28,580          75,888
                                                                                   ------------    ------------

Cash and cash equivalents at end of period                                         $     26,923    $    146,254
                                                                                   ============    ============

                 See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We provide a full range of information technology services including technology outsourcing, business process outsourcing and professional and systems integration services primarily in North America, as well as Central America, South America, Europe and the Middle East.

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

    During the quarter ended December 31, 1999 we repurchased 273,000 shares of our Class A Common Stock pursuant to a contractual right associated with one of our fiscal year 1999 acquisitions. Those shares were purchased at an average price of $44 per share and are accounted for as treasury shares.

3. EARNINGS PER SHARE

    In accordance with the Statement of Financial Accounting Standard No. 128, "Earnings per Share", the following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share:


                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    DECEMBER 31,              DECEMBER 31,
                                                               -----------------------   -----------------------
                                                                  1999         1998         1999         1998
                                                               ----------   ----------   ----------   ----------
Numerator:
 Numerator for earnings per share (basic) -
  Income available to common stockholders                      $   26,446   $   20,639   $   51,472   $   39,634
 Effect of dilutive securities:
  Interest on 4% convertible debt                                   1,538        1,538        3,078        3,075
                                                               ----------   ----------   ----------   ----------

 Numerator for earnings per share assuming
  dilution - income available to common  stockholders          $   27,984   $   22,177   $   54,550   $   42,709
                                                               ==========   ==========   ==========   ==========

Denominator:
 Weighted average shares outstanding (basic)                       49,319       48,741       49,290       48,488

 Effect of dilutive securities:
  4% convertible debt                                               5,392        5,392        5,392        5,392
  Stock options                                                     1,155        1,250        1,298        1,225
  Warrants and other                                                 --             33         --            199
                                                               ----------   ----------   ----------   ----------
  Total potential common shares                                     6,547        6,675        6,690        6,816
                                                               ----------   ----------   ----------   ----------

 Denominator for earnings per share assuming
  dilution                                                         55,866       55,416       55,980       55,304
                                                               ==========   ==========   ==========   ==========

Earnings per common share (basic)                              $      .54   $      .42   $     1.04   $      .82
                                                               ==========   ==========   ==========   ==========
Earnings per common share assuming dilution                    $      .50   $      .40   $      .97   $      .77
                                                               ==========   ==========   ==========   ==========

4.  ACCUMULATED DEPRECIATION AND AMORTIZATION

    Property and equipment are stated net of accumulated depreciation of $139.2 million and $123.9 million at December 31, 1999 and June 30, 1999, respectively. Additionally, goodwill, software and other intangibles are stated net of accumulated amortization of $101.7 million and $81.8 million at December 31, 1999 and June 30, 1999, respectively.

5.  NON-RECURRING ITEMS

    In the second quarter of fiscal 2000, we recorded $3.0 million of accelerated expenses in connection with the consolidation of certain business process outsourcing operations. These expenses include approximately $2.6 million related to duplicate software and production facilities (reflected in rent, lease and maintenance expense), $0.2 million of unamortized leasehold improvements and write offs of excess equipment (reflected in depreciation and amortization expense) and $0.2 million for severance payments for reductions in staff (reflected in wages and benefits expense).

    In January 1999, we sold a business unit of an acquired company to CyberPlus Corporation ("Cyberplus"). As part of the consideration, we received a $3.2 million promissory note due March 2000 and 2.1 million warrants to purchase CyberPlus common stock. Given the financial uncertainty surrounding CyberPlus, the note receivable was fully reserved. In November 1999, CyberPlus obtained financing and repaid $3.0 million on the promissory note in full, resulting in a $3.0 million gain recorded in other non-operating income.

6.  SEGMENT INFORMATION

    Based on the criteria set forth in SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", we have two reportable segments: commercial and federal government. The following is a summary of certain financial information by reportable segment (in thousands):

      SECOND QUARTER ENDED DECEMBER 31, 1999
      --------------------------------------


                                                            Federal        Corporate &
                                           Commercial      Government      Eliminations(a)     Consolidated
                                           ----------      ----------      ------------        ------------
Revenue                                    $  321,731      $  157,593      $   (3,316)         $  476,008

Operating expense                             267,344(c)      142,715            (630)            409,429(c)
                                           ----------      ----------      ----------          ----------

EBITDA(b)                                      54,387          14,878          (2,686)             66,579

Depreciation & amortization expense
   excluding goodwill amortization             13,032(c)        2,563             282              15,877(c)

Goodwill amortization expense                   4,675             617             --                5,292

                                           ----------      ----------      ----------          ----------
Operating Income                           $   36,680      $   11,698      $   (2,968)         $   45,410
                                           ==========      ==========      ==========          ==========

-----------------------

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

(c) During the second quarter of fiscal year 2000 (See Note 5), we recorded $3.0 million of accelerated expenses in connection with the consolidation of certain business process outsourcing operations.

      SECOND QUARTER ENDED DECEMBER 31, 1998
      -------------------------------------------------


                                                                 Federal      Corporate &
                                                  Commercial   Government     Eliminations(a)  Consolidated
                                                  ----------   ----------     ---------------  ------------
Revenue                                           $  252,583   $  142,697     $   (3,646)      $  391,634


Operating expense                                    209,259      129,236           (665)         337,830
                                                  ----------   ----------     ----------       ----------

EBITDA (b)                                            43,324       13,461         (2,981)          53,804

Depreciation & amortization expense
  excluding goodwill amortization                     10,100        2,014            241           12,355

Goodwill amortization                                  2,967          568           --              3,535
                                                  ----------   ----------     ----------       ----------
Operating Income                                  $   30,257   $   10,879     $   (3,222)      $   37,914
                                                  ==========   ==========     ==========       ==========


      SIX MONTHS ENDED DECEMBER 31, 1999
      -------------------------------------------------


                                                                    Federal    Corporate &
                                                  Commercial      Government   Eliminations(a)  Consolidated
                                                  ----------      ----------   ---------------  ------------
Revenue                                           $  628,238      $  301,937   $   (6,481)      $  923,694

Operating expense                                    519,537(c)      273,384         (873)         792,048(c)
                                                  ----------      ----------   ----------       ----------

EBITDA (b)                                           108,701          28,553       (5,608)         131,646

Depreciation & amortization expense
   excluding goodwill amortization                    25,128(c)        4,775          544           30,447(c)

      Goodwill amortization expense                    8,914           1,198         --             10,112

                                                  ----------      ----------   ----------       ----------
      Operating Income                            $   74,659      $   22,580   $   (6,152)      $   91,087
                                                  ==========      ==========   ==========       ==========

      SIX MONTHS ENDED DECEMBER 31, 1998
      -------------------------------------------------


                                                          Federal    Corporate &
                                           Commercial   Government   Eliminations(a)  Consolidated
                                           ----------   ----------   ---------------  ------------
Revenue                                    $  483,824   $  276,816   $   (5,650)      $  754,990

Operating expense                             400,368      249,501          864          650,733
                                           ----------   ----------   ----------       ----------

EBITDA (b)                                     83,456       27,315       (6,514)         104,257

Depreciation & amortization expense
   excluding goodwill amortization             20,104        4,095          440           24,639

Goodwill amortization                           5,573        1,135            _            6,708

                                           ----------   ----------   ----------       ----------
Operating Income                           $   57,779   $   22,085   $   (6,954)      $   72,910
                                           ==========   ==========   ==========       ==========


------------------

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

(c) During the second quarter of fiscal year 2000 (See Note 5), we recorded $3.0 million of accelerated expenses in connection with the consolidation of certain business process outsourcing operations.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:


                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              DECEMBER 31,           DECEMBER 31,
                                                          -------------------     -------------------
                                                            1999        1998        1999       1998
                                                          -------     -------     -------     -------
               Revenues                                     100.0%      100.0%      100.0%      100.0%

               Expenses:
                    Wages and benefits                       42.7        42.1        43.1        42.3
                    Services and supplies                    31.6        31.3        30.7        31.1
                    Rent, lease and maintenance              10.7        11.5        11.0        11.6
                    Depreciation and amortization             4.5         4.1         4.3         4.1
                    Other operating expenses                  1.0         1.3         1.0         1.2
                                                          -------     -------     -------     -------
                        Total operating expenses             90.5        90.3        90.1        90.3
                                                          -------     -------     -------     -------

                    Operating income                          9.5         9.7         9.9         9.7

               Interest expense                               1.2         1.0         1.1         0.9
               Other non-operating income, net               (1.0)       (0.2)       (0.6)       (0.1)
                                                          -------     -------     -------     -------

                    Pretax profit                             9.3         8.9         9.4         8.9

               Income tax expense                             3.8         3.6         3.8         3.7
                                                          -------     -------     -------     -------

                    Net income                                5.5%        5.3%        5.6%        5.2%
                                                          =======     =======     =======     =======


COMPARISON OF THE QUARTER ENDED DECEMBER 31, 1999 TO THE QUARTER ENDED DECEMBER 31, 1998

Revenues increased $84.4 million, or 22%, to $476.0 million in the quarter ending December 31, 1999 (the second quarter of our 2000 fiscal year) from $391.6 million in the second quarter of fiscal 1999. Of the 22% increase in revenue, approximately 11% was from internal growth and 11% was from acquisitions. Revenues from our commercial segment increased $69.1 million, or 27%, over the second quarter of fiscal 1999 resulting from our acquisition activity and new contract signings from clients in the financial services, retail and healthcare industries. Revenues from our federal government segment increased $14.9 million, or 10%, primarily due to increased requirements under the Department of Education's contract and new task orders under civilian agency contracts.

Total operating expenses increased $76.9 million, or 22%, to $430.6 million for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. Included in operating expenses during the second quarter of fiscal 2000 was $3.0 million of accelerated expenses related to the consolidation of certain business process outsourcing operations (see Note 5). Excluding this non-recurring charge, total operating expense as a percentage of revenue would have declined to 89.8% in the second quarter of fiscal 2000 compared to 90.3% in the second quarter of fiscal 1999 as a result of internal growth in our business process outsourcing service line and acquisition activity occurring since the prior year quarter. Wages and benefits increased as a percentage of revenue from 42.1% in the second quarter of fiscal 1999 to 42.7% in the second quarter of fiscal 2000 due to growth in our business process outsourcing service line. Services and supplies as a percentage of revenue increased from 31.3% in the second quarter of fiscal 1999 to 31.6% in the second quarter of fiscal 2000. Excluding the $2.6 million of the $3.0 million accelerated expenses recorded in the second quarter of fiscal 2000 (see Note 5), rent, lease and maintenance expense decreased from 11.5% in the second quarter of fiscal 1999 to 10.1% in the second quarter of fiscal 2000 as a result the change in business line mix from the acquisitions made during the last twelve months, which have a smaller component of rent, lease and maintenance expense. Depreciation and amortization increased from 4.1% in the second quarter of fiscal 1999 to 4.5% in the second quarter of fiscal 2000 primarily as a result of current year acquisitions that have a higher component of depreciation costs and also due to the amortization of the acquisition costs. Other operating expenses decreased from 1.3% in the second quarter of fiscal 1999 to 1.0% in the second quarter of fiscal 2000 due to lower bad debt expense.

Excluding the $3.0 million of accelerated expenses mentioned above, operating income increased $10.5 million, or 28%, to $48.4 million in the second quarter of fiscal 2000, as compared to the second quarter of fiscal 1999. Operating income as a percentage of revenue increased from 9.7% in the second quarter of 1999 to 10.2% in the second quarter of fiscal 2000.

Interest expense increased $1.8 million to $5.6 million in the second quarter of fiscal 2000, compared to $3.8 million in the second quarter of fiscal 1999, primarily due to increased borrowings under our credit facility to finance acquisitions.

Other non-operating income for the second quarter of fiscal 2000 includes the recognition of a $3.0 million gain on the collection of a fully reserved note receivable from the sale of a business unit in fiscal 1999 (see Note 5). Excluding this non-recurring gain, other non-operating income increased by $0.7 million primarily due to a gain on sale of imaging equipment in December 1999.

Our effective tax rate of approximately 40% in the second quarter of fiscal 2000 exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1999 TO THE SIX MONTHS ENDED DECEMBER 31, 1998

Revenues increased $168.7 million, or 22%, for the six months ended December 31, 1999 to $923.7 million for the same period in fiscal 1999. Of the 22% increase in revenue, approximately 11% was from internal growth and 11% from acquisitions. Revenues from our commercial segment increased $144.4 million, or 30%, over fiscal 1999 primarily due to acquisitions and new contract signings with customers in the retail, healthcare and financial services industries. Revenues from our federal government segment increased $25.1 million, or 9%, over fiscal 1999 due to increased requirements under the Department of Education's contract and new task orders under civilian agency contracts.

Excluding the accelerated expenses mentioned above, total operating expenses increased $147.5 million, or 22%, to $829.6 million for the first six months of fiscal 2000 as compared to the first six months of fiscal 1999, as a result of our increase in revenues. As a percentage of revenue, operating expenses decreased slightly to 89.8% from 90.3% in the same period in fiscal 1999 as a result of expansion through internal growth and acquisitions in our business process outsourcing service lines. Wages and benefits expense, as a percentage of revenue, increased slightly from 42.3% in the first six months of fiscal 1999 compared to 43.1% in the first six months of fiscal 2000 as a result of growth in our business process outsourcing service line. Service and supplies as a percentage of revenue, decreased from 31.1% in the first six months of fiscal 1999 to 30.7% in the first six months of fiscal 2000 due to current year acquisitions having a lower component of services and supplies. Excluding $2.6 million of accelerated expenses, rent, lease and maintenance expense decreased as a percentage of revenue to 10.7% in the first six months of fiscal 2000 from 11.6% in the first six months of fiscal 1999 due to current year acquisitions having a lower component of rent, lease and maintenance. Depreciation and amortization increased as a percentage of revenue to 4.3% in the first six months of fiscal 2000 compared to 4.1% primarily due to current year acquisitions. Other operating expense as a percentage of revenue decreased to 1.0% from 1.2% in the same period in fiscal 1999 primarily as a result of lower bad debt expense.

Excluding the accelerated expenses, operating income increased $21.2 million, or 29%, to $94.1 million for the first six months of fiscal 2000 as compared to the first six months of fiscal 1999. Operating income as a percentage of revenue increased from 9.7% in the first six months of fiscal 1999 to 10.2% in the first six months of fiscal 2000.

Interest expense increased $3.3 million to $10.5 million in the first six months of fiscal 2000, compared to $7.2 million in the first six months of fiscal 1999, primarily due to additional debt incurred for acquisitions.

Other non-operating income for the first six months of fiscal 2000 includes the recognition of a $3.0 million gain on the collection of a fully reserved note receivable from the sale of a business unit in fiscal 1999. Excluding this non-recurring gain, other non-operating income increased to $2.7 million in the first six months of fiscal 2000 from $1.2 million in the same period in fiscal 1999 due to higher investment income and a gain on the sale of imaging equipment in December 1999.

The effective tax rate of approximately 40% in the first six months of fiscal 2000 exceeded the federal statutory rate of 35% due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes. The effective rate for the first six months of fiscal 1999 was approximately 41%.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, our liquid assets, consisting of cash and cash equivalents, totaled $31.6 million compared to $32.8 million at June 30, 1999. These liquid assets included $4.7 million and $4.2 million borrowed under a revolving credit facility for use in our automated teller machines at December 31, 1999 and June 30, 1999, respectively. Working capital increased to $214.2 million at December 31, 1999 from $194.2 million at June 30, 1999 due to the net working capital added with the acquisition of Consultec, LLC. in September 1999.

Net cash provided by operating activities for the first six months of fiscal 2000 increased to $74.6 million as compared with $46.6 million in the first six months of fiscal 1999 due primarily to the increase in net income from the prior period and collections on accounts receivable in fiscal 2000. Net cash flow used in investing activities decreased by $9.5 million in the first six months of fiscal 2000 compared to the first six months of fiscal 1999 primarily due to a decrease in payments for acquisitions and collections on notes receivable. Net cash provided by financing activities in the first six months of fiscal 2000 was $68.6 million as compared to $178.1 million in the first six months of fiscal 1999, and decreased due to a lower level of borrowings required for acquisitions. Included in net cash used in investing activities is $12.0 million used to repurchase 273,000 Class A Common shares related to a fiscal 1999 acquisition (see Note 2).

In September 1999, we entered into a new $100 million credit facility agreement, which matures on September 30, 2000. With this new $100 million credit facility, our existing $200 million credit facility, and after considering outstanding letters of credit, we have approximately $104 million available for use under the credit facilities at December 31, 1999.

Our management believes that available cash and cash equivalents, together with cash generated from operations and available borrowings under various credit facilities, will provide adequate funds for our anticipated internal growth needs, including working capital expenditures. Our management also believes that cash provided by operations will be sufficient to satisfy all existing debt obligations as they become due. However, we intend to continue our growth through acquisitions and from time to time to engage in discussions with potential acquisition candidates, which could require significant commitments of capital. In order to pursue such opportunities, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition and expansion opportunities and how such opportunities will be financed.

YEAR 2000

We did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, financial closings at month, quarterly, or year end. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively affected if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers and suppliers.

We expended $15 million on Year 2000 readiness efforts from 1997 to 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems

Only an immaterial amount of our revenues were earned from providing Year 2000 services; however as a result of our customers preparing for Year 2000, large outsourcing contract awards were delayed during calendar year 1999. This delay had a major impact on our internal revenue growth for the second quarter of fiscal 2000 and is expected to continue into the next quarter.

NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accountings Standards Board issued Statement of Financial Accounting Standards ( "SFAS") No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of the FASB Statement No. 133". SFAS 137 defers the effective date of SFAS 133 "Accounting for Derivatives and Hedging Activities" to fiscal years beginning after June 15, 2000. We currently plan to early adopt the provisions of SFAS 133 during the third quarter of fiscal 2000. We believe the adoption of SFAS 133 will not have a material impact on our future earnings and financial position.

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

Item 3. Legal Proceedings

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by twenty-one former employees of Gibralter Savings Association and/or First Texas Savings Association (collectively, "GSA/FTSA"). The GSA/FTSA employees alleged that they were entitled to the value of 401,541 shares of our stock pursuant to options issued to the GSA/FTSA and us. The judgment against us was for approximately $17 million, which includes attorneys' fees and pre-judgement interest, but excludes additional attorneys' fees of approximately $850,000 which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs' claims. We filed our appeal of the judgment on March 15, 1999 and plan to vigorously pursue the appeal. The plaintiffs also have filed a notice of appeal. Should the proceedings not be favorably resolved on appeal, we would be subject to a material charge.

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

Item 4:  Submission of Matters to a Vote of Security Holders

On October 26, 1999, the Company held its 1999 annual meeting of stockholders, at which meeting the Company's stockholders were asked to vote on the following proposals to: (i) elect four directors to the Board ("Proposal 1"), (ii) approve an amendement to the ACS Restated Certificate of Incorporation to authorize the current Chairman of the Board to fill any future vacancies on the ACS Board of Directors resulting from the removal of, or a resignation by, a director or directors for the remaining portion of the term of the former Director. ("Proposal 2"), and (iii) vote upon performance-based incentive compensation to ACS's executive officers ("Proposal 3"). The results of the votes on such proposals were as follows:


Proposal 1:                                          Votes
                                        --------------------------------
                                            For              Withheld
                                        -------------      -------------
Henry Hortenstine                         74,313,211            544,829
Joseph P. O'Neill                         74,319,065            538,975
Frank A. Rossi                            74,319,654            538,386
Clifford M. Kendall                       74,374,037            484,003


                           Votes For         Votes Against       Abstentions
                          -------------     ----------------    ---------------
Proposal 2:                48,078,729        26,589,147           190,164
Proposal 3:                73,587,211         1,180,664            90,165


The following individuals continued their respective terms of service of directors of the Company following the meeting:

      Darwin Deason
      Jeffrey A. Rich
      Mark A. King
      David W. Black
      Peter A. Bracken


Item 6:  Exhibits and Reports on Form 8-K

a.)  Exhibits (exhibits reference numbers refer to Item 601 of Regulation S-K)

     *  27.       Financial Data Schedule


b.)  Reports on Form 8-K

     On October 12, 1999, we filed a current report on Form 8-K announcing the purchase of 100% of the outstanding common shares Consultec, LLC.


     -------------------------------------
     *  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of February 2000.

                                          AFFILIATED COMPUTER SERVICES, INC.

                                          By: /s/ Mark A. King
                                             -----------------------------
                                             Mark A. King
                                             Executive Vice President and
                                             Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
     *  27.       Financial Data Schedule