Form 10-Q
period 2000-03-31
AFFILIATED COMPUTER SERVICES INC
filed 2000-05-15
CIK 2135

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the period from            to
                    ----------     -----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             NUMBER OF SHARES OUTSTANDING AS OF
          TITLE OF EACH CLASS                          MAY 12, 2000
 -------------------------------------       --------------------------------
 Class A Common Stock, $.01 par value                  46,213,404
 Class B Common Stock, $.01 par value                   3,299,686
                                                       ----------
                                                       49,513,090

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                        PAGE
PART I.                        FINANCIAL INFORMATION                                    NUMBER


Item 1.        Consolidated Financial Statements:

               Consolidated Balance Sheets at March 31, 2000 and
                        June 30, 1999                                                     1

               Consolidated Statements of Income for the Three Months and Nine
                        Months Ended March 31, 2000 and 1999                              2

               Consolidated Statements of Cash Flows for the Nine Months Ended
                        March 31, 2000 and 1999                                           3

               Notes to Consolidated Financial Statements                               4 - 7


Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                  8 - 11


PART II.       OTHER INFORMATION

Item 3.        Legal Proceedings                                                          12

Item 6.        Exhibits and Reports on Form 8-K                                           13

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                                              MARCH 31,           JUNE 30,
                                                                2000                1999
                                                            ------------        ------------
                               ASSETS
Current assets:
     Cash and cash equivalents                              $     20,486        $     28,580
     ATM cash                                                      3,600               4,200
     Accounts receivable, net                                    384,472             320,121
     Inventory                                                    14,924              13,778
     Prepaid expenses and other current assets                    57,271              41,473
     Deferred taxes                                                7,044               7,795
                                                            ------------        ------------
         Total current assets                                    487,797             415,947

Property and equipment, net                                      180,896             163,240
Goodwill, software and other intangibles, net                    749,753             613,272
Long-term investments and other assets                            40,847              31,141
                                                            ------------        ------------

         Total assets                                       $  1,459,293        $  1,223,600
                                                            ============        ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $     30,047        $     36,723
     Accrued compensation and benefits                            60,093              63,121
     Other accrued liabilities                                    96,772              89,747
     Income taxes payable                                          2,373               9,861
     Short-term debt                                              90,547               6,882
     Current portion of unearned revenue                          17,602              15,387
                                                            ------------        ------------
         Total current liabilities                               297,434             221,721

Convertible notes due 2005                                       230,000             230,000
Long-term debt                                                   190,416             119,106
Deferred taxes                                                    48,606              32,507
Other long-term liabilities                                       13,726              12,845
                                                            ------------        ------------
         Total liabilities                                       780,182             616,179
                                                            ------------        ------------

Stockholders' equity:
     Class A common stock                                            462                 460
     Class B common stock                                             33                  33
     Additional paid-in capital                                  320,481             316,202
     Treasury stock                                              (12,151)               (303)
     Retained earnings                                           370,286             291,029
                                                            ------------        ------------
         Total stockholders' equity                              679,111             607,421
                                                            ------------        ------------

         Total liabilities and stockholders' equity         $  1,459,293        $  1,223,600
                                                            ============        ============



                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)



                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                     MARCH 31,                               MARCH 31,
                                         -------------------------------         -------------------------------
                                             2000                1999                2000                1999
                                         -----------         -----------         -----------         -----------

Revenues                                 $   510,439         $   435,884         $ 1,434,133         $ 1,190,874
                                         -----------         -----------         -----------         -----------

 Expenses:
   Wages and benefits                        222,635             196,518             620,750             515,670
   Services and supplies                     155,933             125,783             439,453             360,734
   Rent, lease and maintenance                52,807              50,014             154,152             137,909
   Depreciation and amortization              23,286              17,732              63,845              49,079
   Other operating expenses                    5,774               4,828              14,842              13,563
                                         -----------         -----------         -----------         -----------

      Total operating expenses               460,435             394,875           1,293,042           1,076,955
                                         -----------         -----------         -----------         -----------

   Operating income                           50,004              41,009             141,091             113,919

 Interest expense                              6,192               4,916              16,651              12,084
 Other non-operating income, net              (2,818)             (1,916)             (8,552)             (3,080)
                                         -----------         -----------         -----------         -----------

   Pretax profit                              46,630              38,009             132,992             104,915

 Income tax expense                           18,794              15,584              53,684              42,856
                                         -----------         -----------         -----------         -----------

   Net income                            $    27,836         $    22,425         $    79,308         $    62,059
                                         ===========         ===========         ===========         ===========

 Earnings per common share:
    Basic                                $       .57         $       .46         $      1.61         $      1.27
                                         ===========         ===========         ===========         ===========

    Diluted                              $       .53         $       .43         $      1.50         $      1.20
                                         ===========         ===========         ===========         ===========

Shares used in computing earnings
   per common share:
    Basic                                     49,139              49,161              49,240              48,835

    Diluted                                   55,658              56,047              55,873              55,674




                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                         NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                      2000              1999
                                                                                    ---------         ---------
Cash flows from operating activities:
    Net income                                                                      $  79,308         $  62,059
                                                                                    ---------         ---------

    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                  63,845            49,079
        Gain on collection of note receivable                                          (3,000)               --
        Gain on sale of investment                                                     (1,741)               --
        Other                                                                          (1,307)            1,327
        Changes in assets and liabilities, net of effects from acquisitions:
           (Increase) decrease in ATM cash                                                600              (600)
           Increase in accounts receivable                                            (20,952)          (45,901)
           Increase in inventory                                                       (1,091)           (1,999)
           Increase in prepaid expenses and other current assets                       (9,305)           (7,235)
           Change in deferred taxes                                                    16,857            24,857
           (Increase) decrease in other long-term assets                               (6,441)              559
           Decrease in accounts payable                                               (10,505)           (4,319)
           Increase (decrease) in accrued compensation and benefits                   (14,046)            8,330
           Increase (decrease) in other accrued liabilities                            (1,079)           10,147
           Change in income taxes receivable/payable                                    2,967            (3,797)
           Increase in unearned revenue                                                 2,634             4,405
           Increase (decrease) in other long-term liabilities                           1,128            (5,284)
                                                                                    ---------         ---------

        Total adjustments                                                              18,564            29,569
                                                                                    ---------         ---------
        Net cash provided by operating activities                                      97,872            91,628
                                                                                    ---------         ---------

Cash flows from investing activities:
    Purchases of property, equipment and software, net of sales                       (52,259)          (47,896)
    Payments for acquisitions, net of cash acquired                                  (197,607)         (225,135)
    Purchase of investments                                                            (9,769)               --
    Proceeds from sale of investment                                                    2,260                --
    Additions to other intangible assets                                               (7,542)           (6,680)
    Additions to notes receivable                                                      (1,553)           (2,298)
    Proceeds received on notes receivable                                               8,158             1,756
    Other                                                                                  41             1,000
                                                                                    ---------         ---------
        Net cash used in investing activities                                        (258,271)         (279,253)
                                                                                    ---------         ---------

Cash flows from financing activities:
    Proceeds from issuance of  debt, net of issuance costs                            225,840           183,003
    Repayments of  debt                                                               (76,873)          (33,664)
    Proceeds from stock options exercised and related tax benefits                      4,727             6,872
    Net borrowings (repayment) of ATM debt                                               (600)              600
    Other, net                                                                           (789)             (962)
                                                                                    ---------         ---------
        Net cash provided by financing activities                                     152,305           155,849
                                                                                    ---------         ---------

Net decrease in cash and cash equivalents                                              (8,094)          (31,776)
Cash and cash equivalents at beginning of period                                       28,580            75,888
                                                                                    ---------         ---------
Cash and cash equivalents at end of period                                          $  20,486         $  44,112
                                                                                    =========         =========

                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 1000 Company providing technology solutions to commercial and government clients worldwide. We deliver e-solutions; consulting and systems integration services; and complete technology and business process outsourcing solutions to a diverse base of clients and industries. Our solutions are designed to promote value and enhance business performance and are delivered by more than 17,000 people in 20 countries.

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


2.   BUSINESS COMBINATIONS

     During the quarter ended March 31, 2000, we acquired Birch and Davis Holdings, Inc. The acquisition was accounted for under the purchase method of accounting with assets acquired of $94.9 million and liabilities assumed of $18.9 million for a net purchase price of $76.0 million. Birch and Davis' results have been included in our consolidated financial statements from the effective date of the purchase.

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

3.   EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share", the following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share:

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      MARCH 31,                     MARCH 31,
                                                              -------------------------     -------------------------
                                                                 2000           1999           2000           1999
                                                              ----------     ----------     ----------     ----------
Numerator:
  Numerator for earnings per share (basic)-
    Income available to common stockholders                   $   27,836     $   22,425     $   79,308     $   62,059
  Effect of dilutive securities:
    Interest on 4% convertible debt                                1,538          1,536          4,616          4,609
                                                              ----------     ----------     ----------     ----------

  Numerator for earnings per share assuming
   dilution - income available to common stockholders         $   29,374     $   23,961     $   83,924     $   66,668
                                                              ==========     ==========     ==========     ==========
Denominator:
  Weighted average shares outstanding (basic)                     49,139         49,161         49,240         48,835
  Effect of dilutive securities:
    4% convertible debt                                            5,392          5,392          5,392          5,392
    Stock options                                                  1,127          1,494          1,241          1,315
    Warrants and other                                                --             --             --            132
                                                              ----------     ----------     ----------     ----------
    Total potential common shares                                  6,519          6,886          6,633          6,839
                                                              ----------     ----------     ----------     ----------
 Denominator for earnings per share assuming
    dilution                                                      55,658         56,047         55,873         55,674
                                                              ==========     ==========     ==========     ==========
Earnings per common share (basic)                             $      .57     $      .46     $     1.61     $     1.27
                                                              ==========     ==========     ==========     ==========
Earnings per common share assuming dilution                   $      .53     $      .43     $     1.50     $     1.20
                                                              ==========     ==========     ==========     ==========


4.   ACCUMULATED DEPRECIATION AND AMORTIZATION

     Property and equipment are stated net of accumulated depreciation of $149.4 million and $123.9 million at March 31, 2000 and June 30, 1999, respectively. Additionally, goodwill, software and other intangibles are stated net of accumulated amortization of $110.4 million and $81.8 million at March 31, 2000 and June 30, 1999, respectively.

5.   DEBT

     Included in short-term and long-term debt at March 31, 2000 is $84 million outstanding under a $100 million credit facility expiring in September 2000 and $186 million outstanding under a $200 million credit facility expiring in July 2002. On May 12, 2000, we entered into a new $450 million credit facility expiring December 31, 2004, which replaced these two existing facilities.

6.   NON-RECURRING ITEMS

     In the third quarter of fiscal 2000, we recorded a $1.8 million net gain related to the divestiture of a minority investment, which was recorded in other non-operating income.

     In the second quarter of fiscal 2000, we recorded $3.0 million of accelerated expenses in connection with the consolidation of certain business process outsourcing operations. These expenses include approximately $2.6 million related to duplicate software and production facilities (reflected in rent, lease and maintenance expense), $0.2 million of unamortized leasehold improvements and write-offs of excess equipment (reflected in depreciation and amortization expense) and $0.2 million for severance payments for reductions in staff (reflected in wages and benefits expense).

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

7.   SEGMENT INFORMATION

     Based on the criteria set forth in Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information", we have two reportable segments: commercial and federal government. Certain reclassifications have been made to the segment disclosure as the result of changes to our reporting structure. Prior year results have been restated for comparison purposes. The following is a summary of certain financial information by reportable segment (in thousands):

THIRD QUARTER ENDED MARCH 31, 2000
----------------------------------

                                                               Federal
                                              Commercial      Government       Corporate      Consolidated
                                             ------------    ------------    ------------     ------------

Revenue                                      $    351,739    $    158,700    $         --     $    510,439

Operating expense                                 287,542         145,244           4,363          437,149
                                             ------------    ------------    ------------     ------------

EBITDA(a)                                          64,197          13,456          (4,363)          73,290

Depreciation & amortization expense
      excluding goodwill amortization              14,819           2,275             285           17,379

Goodwill amortization                               5,311             596              --            5,907

                                             ------------    ------------    ------------     ------------
Operating income                             $     44,067    $     10,585    $     (4,648)    $     50,004
                                             ============    ============    ============     ============



THIRD QUARTER ENDED MARCH 31, 1999
----------------------------------
                                                               Federal
                                              Commercial      Government      Corporate       Consolidated
                                             ------------    ------------    ------------     ------------

Revenue                                      $    299,827    $    136,057    $         --     $    435,884

Operating expense                                 246,735         124,288           6,120          377,143
                                             ------------    ------------    ------------     ------------

EBITDA(a)                                          53,092          11,769          (6,120)          58,741

Depreciation & amortization expense
      excluding goodwill amortization              11,062           2,011             248           13,321

Goodwill amortization                               3,843             568              --            4,411

Operating income
                                             ------------    ------------    ------------     ------------
                                             $     38,187    $      9,190    $     (6,368)    $     41,009
                                             ============    ============    ============     ============


---------------------
     (a) EBITDA consist of earnings before interest income, interest expense, other non-operating income and expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of a company's performance or to cash flows from operating activities as a measure of liquidity.

NINE MONTHS ENDED MARCH 31, 2000
--------------------------------

                                                                  Federal
                                              Commercial        Government         Corporate        Consolidated
                                             ------------      ------------      ------------       ------------

Revenue                                      $    982,122      $    452,011                --       $  1,434,133

Operating expense                                 808,447(b)        410,779             9,971          1,229,197(b)
                                             ------------      ------------      ------------       ------------

EBITDA(a)                                         173,675            41,232            (9,971)           204,936

Depreciation & amortization expense
      excluding goodwill amortization              40,406(b)          6,591               829             47,826(b)

Goodwill amortization                              14,225             1,794                --             16,019

                                             ------------      ------------      ------------       ------------
Operating income                             $    119,044      $     32,847      $    (10,800)      $    141,091
                                             ============      ============      ============       ============


NINE MONTHS ENDED MARCH 31, 1999
--------------------------------

                                                                 Federal
                                              Commercial        Government        Corporate         Consolidated
                                             ------------      ------------      ------------       ------------

Revenue                                      $    785,850      $    405,024                --       $  1,190,874

Operating expense                                 648,915           366,327            12,634          1,027,876
                                             ------------      ------------      ------------       ------------

EBITDA(a)                                         136,935            38,697           (12,634)           162,998

Depreciation & amortization expense
      excluding goodwill amortization              31,356             5,916               688             37,960

Goodwill amortization                               9,416             1,703                --             11,119

                                             ------------      ------------      ------------       ------------
Operating income                             $     96,163      $     31,078      $    (13,322)      $    113,919
                                             ============      ============      ============       ============


-------------------
     (a) EBITDA consist of earnings before interest income, interest expense, other non-operating income and expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of a company's performance or to cash flows from operating activities as a measure of liquidity.

     (b) During the second quarter of fiscal year 2000 (See Note 6), we recorded $3.0 million of accelerated expenses in connection with the consolidation of certain business process outsourcing operations.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding our financial position, business strategy and plans and objectives of our management for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. While we believe that the assumptions concerning future events are reasonable, we caution that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the performance of recently acquired businesses; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish its information technology requirements; Year 2000 issues affecting our business and our clients' business; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities or existing government programs and the cost of attracting and retaining highly skilled personnel.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  MARCH 31,                     MARCH 31,
                                          -----------------------       -----------------------
                                            2000           1999           2000           1999
                                          --------       --------       --------       --------

Revenues                                     100.0%         100.0%         100.0%         100.0%

Expenses:
     Wages and benefits                       43.6           45.1           43.3           43.3
     Services and supplies                    30.5           28.9           30.6           30.3
     Rent, lease and maintenance              10.4           11.5           10.7           11.6
     Depreciation and amortization             4.6            4.0            4.5            4.1
     Other operating expenses                  1.1            1.1            1.0            1.1
                                          --------       --------       --------       --------
         Total operating expenses             90.2           90.6           90.1           90.4
                                          --------       --------       --------       --------

     Operating income                          9.8            9.4            9.9            9.6

Interest expense                               1.2            1.1            1.2            1.0
Other non-operating income, net               (0.6)          (0.4)          (0.6)          (0.2)
                                          --------       --------       --------       --------

     Pretax profit                             9.2            8.7            9.3            8.8

Income tax expense                             3.7            3.6            3.7            3.6
                                          --------       --------       --------       --------

     Net income                                5.5%           5.1%           5.6%           5.2%
                                          ========       ========       ========       ========


COMPARISON OF THE QUARTER ENDED MARCH 31, 2000 TO THE QUARTER ENDED MARCH 31,
1999

Revenues increased $74.6 million, or 17%, to $510.4 million in the quarter ending March 31, 2000 (the third quarter of our 2000 fiscal year) from $435.9 million in the third quarter of fiscal 1999. Of the 17% increase in revenue, approximately 9% was from internal growth and 8% was from acquisitions. Revenues from our commercial segment increased $51.9 million, or 17%, over the third quarter of fiscal 1999 resulting from our acquisition activity and new business process outsourcing contracts, as well as existing technology outsourcing contracts. Revenues from our federal government segment increased $22.6 million, or 17%, primarily due to increased requirements under the Department of Education's contract and new task orders under civilian agency contracts.

Total operating expenses increased $65.6 million, or 17%, to $460.4 million for the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. Total operating expense as a percentage of revenue decreased from 90.6% in the third quarter of fiscal 1999 to 90.2% in the third quarter of fiscal 2000. Wages and benefits decreased as a percentage of revenue from 45.1% in the third quarter of fiscal 1999 to 43.6% in the third quarter of fiscal 2000 due to a change in revenue mix that included equipment sales and subcontracted work. Wages and benefits in the third quarter of fiscal 2000 included $1.2 million of severance related to the downsizing of workforce primarily within our business process outsourcing group. Services and supplies as a percentage of revenue increased from 28.9% in the third quarter of fiscal 1999 to 30.5% in the third quarter of fiscal 2000 due to a higher component of subcontractor costs on the Department of Education contract and equipment sales in the commercial segment. Rent, lease and maintenance expense decreased from 11.5% in the third quarter of fiscal 1999 to 10.4% in the third quarter of fiscal year 2000 as a result of the change in business line mix from the acquisitions made during the last twelve months, which have a smaller component of rent, lease and maintenance expense. Depreciation and amortization increased from 4.0% in the third quarter of fiscal 1999 to 4.6% in the third quarter of fiscal 2000 primarily as a result of the amortization of acquisition costs on recent acquisitions.

Operating income increased $9.0 million, or 22%, to $50.0 million in the third quarter of fiscal 2000, as compared to the third quarter of fiscal 1999. Operating income as a percentage of revenue increased to 9.8% in the third quarter of 2000 from 9.4% in the third quarter of fiscal 1999.

Interest expense increased $1.3 million to $6.2 million in the third quarter of fiscal 2000, compared to $4.9 million in the third quarter of fiscal 1999, primarily due to an increase in interest rates and increased borrowings under our credit facility to finance acquisitions.

Other non-operating income for the third quarter of fiscal 2000 includes the recognition of a $1.8 million net gain on the sale of a minority investment (see
Note 6).

Our effective tax rate of approximately 40.3% in the third quarter of fiscal 2000 exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2000 TO THE NINE MONTHS ENDED MARCH 31, 1999

Revenues increased $243.3 million, or 20%, for the nine months ended March 31, 2000 to $1.43 billion from $1.19 billion for the first nine months of 1999. Of the 20% increase in revenue, approximately 10% was from internal growth and 10% from acquisitions. Revenues from our commercial segment increased $196.3 million, or 25%, over fiscal 1999 primarily due to acquisitions and new business process outsourcing contracts with customers in the retail, healthcare and financial services industries. Revenues from our federal government segment increased $47.0 million, or 12%, over fiscal 1999 due to increased requirements under the Department of Education's contract and new task orders under civilian agency contracts.

Total operating expenses increased $216.1 million, or 20%, to $1.29 billion for the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999, as a result of our increase in revenues. As a percentage of revenue, operating expenses decreased slightly to 90.1% from 90.4% in the same period in fiscal 1999 as a result of expansion through internal growth and acquisitions in our business process outsourcing service lines. Service and supplies as a percentage of revenue, increased from 30.3% in the first nine months of fiscal 1999 to 30.6% in the first nine months of fiscal 2000 due to a higher component of subcontractor cost on the Department of Education contract and higher ATM transactions. Excluding $2.6 million of accelerated expenses recorded in the second quarter of fiscal 2000 (see note 6), rent, lease and maintenance expense decreased as a percentage of revenue to 10.6% in the first nine months of fiscal 2000 from 11.6% in the first nine months of fiscal 1999 due to current year acquisitions having a lower component of rent, lease and maintenance. Depreciation and amortization increased as a percentage of revenue to 4.5% in the first nine months of fiscal 2000 compared to 4.1% primarily due to the amortization of current year acquisitions costs.

Operating income increased $27.2 million, or 24%, to $141.1 million for the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. Operating income as a percentage of revenue increased from 9.6% in the first nine months of fiscal 1999 to 9.9% in the first nine months of fiscal 2000.

Interest expense increased $4.6 million to $16.7 million in the first nine months of fiscal 2000, compared to $12.1 million in the first nine months of fiscal 1999, primarily due to an increase in interest rates and additional debt incurred for acquisitions.

Other non-operating income for the first nine months of fiscal 2000 includes the recognition of a $3.0 million gain on the collection of a fully reserved note receivable from the sale of a business unit in fiscal 1999 and the recognition of a $1.8 million net gain on the sale of a minority investment.

The effective tax rate of approximately 40.4% in the first nine months of fiscal 2000 exceeded the federal statutory rate of 35% due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, our liquid assets, consisting of cash and cash equivalents, totaled $24.1 million compared to $32.8 million at June 30, 1999. These liquid assets included $3.6 million and $4.2 million borrowed under a revolving credit facility for use in our automated teller machines at March 31, 2000 and June 30, 1999, respectively. Working capital decreased to $188.1 million at March 31, 2000 from $194.2 million at June 30, 1999 due to the use of short-term financing for the acquisition of Birch & Davis.

Net cash provided by operating activities for the first nine months of fiscal 2000, increased to $97.9 million as compared with $91.6 million in the first nine months of fiscal 1999 due primarily to the increase in net income from the prior period and better collections on accounts receivable. Net cash flow used in investing activities decreased by $21.0 million in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 primarily due to a decrease in payments for acquisitions and collections on notes receivable. Net cash provided by financing activities in the first nine months of fiscal 2000 was $152.3 million as compared to $155.9 million in the first nine months of fiscal 1999, and decreased due to decreased proceeds from stock option exercises in the first nine months of fiscal 2000 as compared to the prior period. Included in net cash used in investing activities during the nine months ended March 31, 2000 is $12.0 million used to repurchase 273,000 Class A Common shares related to a fiscal 1999 acquisition (see Note 2).

In September 1999, we entered into a new $100 million credit facility agreement, which matures on September 30, 2000. With this $100 million credit facility, our existing $200 million credit facility, and after considering outstanding letters of credit, we had approximately $22 million available for use under the credit facilities at March 31, 2000. On May 12, 2000, we entered into a new $450 million credit facility agreements, expiring December 31, 2004, which replaced our two existing facilities. As of this date, we had approximately $178 million available for use under this credit facility.

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

YEAR 2000

We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues may occur with billing, payroll, financial closings at month, quarterly, or year end. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively affected if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers and suppliers.

We expended $15 million on Year 2000 readiness efforts from 1997 to 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems.

Only an immaterial amount of our revenues were earned from providing Year 2000 services; however as a result of our customers preparing for Year 2000, large outsourcing contract awards were delayed during calendar year 1999. This delay had a major impact on our internal revenue growth for the third quarter of fiscal 2000 and is expected to continue into our fourth fiscal quarter.

NEW ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. This interpretation clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000. We apply the provisions of APB Opinion 25 in accounting for our stock based compensation and will apply the guidance in Interpretation No. 44 following its effective date.

In June 1999, the Financial Accountings Standards Board issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of the FASB Statement No. 133". SFAS 137 defers the effective date of SFAS 133 "Accounting for Derivatives and Hedging Activities" to fiscal years beginning after June 15, 2000. We believe the adoption of SFAS 133 will not have a material impact on our future earnings and financial position.

In April 1998, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", was issued. This SOP provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The provisions of SOP 98-5 are effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 has not had a material impact on our financial statements. We adopted the provisions of this SOP on July 1, 1999.

Item 3. Legal Proceedings

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by twenty-one former employees of Gibralter Savings Association and/or First Texas Savings Association (collectively, "GSA/FTSA"). The GSA/FTSA employees alleged that they were entitled to the value of 401,541 shares of our stock pursuant to options we issued to the GSA/FTSA employees in 1988 in connection with a former data processing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which includes attorneys' fees and pre-judgment interest, but excludes additional attorneys' fees of approximately $850,000 which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs' claims. We filed our appeal of the judgment on March 15, 1999 and plan to vigorously pursue the appeal. The plaintiffs also have filed a notice of appeal. Should the proceedings not be favorably resolved on appeal, we would be subject to a material charge.

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

Government contracts are subject to review and audit by various governmental authorities in the normal course of our business. Cost audits have been completed through fiscal 1997 for a majority of our federal government business operations. In our opinion, any such reviews and the results of cost audits for subsequent fiscal years will not have a material effect on our financial position or results of operations.

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

          None






     -------------------------------------
      *  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2000.

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

27             FINANCIAL DATA SCHEDULE