Form 10-K405
period 2000-06-30
AFFILIATED COMPUTER SERVICES INC
filed 2000-09-28
CIK 2135

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                              ---------------------

                                    FORM 10-K

                              ---------------------

MARK ONE      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [X]                    SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                       OR
  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.
                         Commission file number 0-24787

                       AFFILIATED COMPUTER SERVICES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                 51-0310342
     ------------------------------         ------------------------------------
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

                              ---------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  Name of exchange on
           Title of each class                      which registered
     ------------------------------         ------------------------------------
        Class A common stock, par
           value $.01 per share                  New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                              ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.

                                 Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     As of September 26, 2000, 46,482,456 shares of Class A common stock were outstanding. The aggregate market value of the Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of such date, approximated $2,323,555,000.

DOCUMENTS INCORPORATED BY REFERENCE: Fiscal 2000 Annual Report to
Stockholders - Parts I, II and IV; Proxy Statement for October 26, 2000 Annual Meeting - Part III.

================================================================================

                       AFFILIATED COMPUTER SERVICES, INC.

                                    FORM 10-K
                                  JUNE 30, 2000

PART I
    Item 1.   Business................................................................................  1
    Item 2.   Properties..............................................................................  7
    Item 3.   Legal Proceedings.......................................................................  7
    Item 4.   Submission of Matters to a Vote of Security Holders.....................................  7

PART II
    Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters...............  8
    Item 6.   Selected Consolidated Financial Data....................................................  9
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations... 10
    Item 8.   Financial Statements and Supplementary Data............................................. 10
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.... 10

PART III
    Item 10.  Directors and Executive Officers of the Registrant...................................... 10
    Item 11.  Executive Compensation.................................................................. 10
    Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................... 10
    Item 13.  Certain Relationships and Related Transactions.......................................... 10

PART IV
    Item 14.  Exhibits, Financial Statements, Financial Statement Schedule and Reports
                   on Form 8-K........................................................................ 10

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are based in Dallas, Texas and have offices primarily in North America, as well as Central America, South America, Europe, Africa and the Middle East. We provide a full range of information technology services to clients which have time-critical, transaction-intensive information processing needs. Our services include technology outsourcing, business process outsourcing and systems integration services. Approximately 89% of our revenues for the past three fiscal years were recurring revenues, which are revenues derived from services that our clients use each year in connection with their ongoing businesses.

     We were formed in 1988 to participate in the trend to outsource information processing requirements to third parties which enables businesses to focus on core operations, respond to rapidly changing technologies and reduce data processing expenses. Our business strategy is to expand our client base and enhance our service offerings through both internal marketing and the acquisition of complementary companies. Our marketing efforts focus on developing long-term relationships with clients that choose to outsource mission critical business processes and information technology requirements. Since inception through June 30, 2000, we have completed 48 acquisitions, which have resulted in geographic expansion, growth and diversification of our customer base, expansion of services and products offered, and increased economies of scale. Our revenues have increased from $534 million in fiscal year 1995 to $1.96 billion in fiscal year 2000, a compound growth rate of 30%. Of this growth, approximately 14% resulted from internal growth and 16% resulted from growth through acquisitions.

     Our largest transaction occurred in December 1997, when we acquired ACS Government Solutions, Inc., formerly known as Computer Data Systems, Inc., a provider of information technology solutions to federal government agencies. We accounted for this transaction as a pooling of interests, and as a result, we have restated our historical financial statements prior to this merger to reflect the combined operations of both companies.

     In May 2000, we executed a plan to divest certain non-strategic operations in order to focus on our core information technology outsourcing and business process outsourcing operations. Prior to June 30, 2000, we completed the sale of our ATM processing business and two small professional services businesses. At June 30, 2000, we also had our commercial staffing business and two other small businesses for sale. In August 2000, we completed the sale of our commercial staffing business and we expect to divest the two other small businesses in the first or second quarter of fiscal 2001. These business units collectively comprised approximately 15% of fiscal year 2000 consolidated revenues.

     We serve two primary markets. Our largest market is the commercial sector, which accounts for approximately two-thirds of our annual revenues. Within the commercial sector, we provide business process outsourcing, systems integration services and technology outsourcing to a variety of clients nationwide, including retailers, local municipalities, state agencies, healthcare providers, telecommunications companies, wholesale distributors, manufacturers, utilities, financial institutions and insurance companies.

     We also serve the federal government market, which accounts for approximately one-third of our annual revenues. Our services in this market are comprised of business process outsourcing, systems integration services and technology outsourcing. Within our federal government business, approximately half of our revenues are derived from civilian agencies with the remaining half from Department of Defense agencies.

MARKET OVERVIEW

     We believe that the demand for our services has grown substantially in recent years and will continue to increase in the future as a result of financial, strategic and technological factors. These factors include:

     o the increasing desire by businesses and government to drive process improvements and improve speed of execution;

     o the desire by businesses and government to take advantage of the latest advances in technology without the cost and resource commitment required to maintain an in-house system;

     o the increasing complexity of information technology systems and the need to connect electronically with clients, suppliers, and other internal systems;

     o    the proliferation of web-based and wireless technologies;

     o the increasing requirements for rapid processing of information and the instantaneous communication of large amounts of data to multiple locations;

     o the desire of business and government organizations to focus on their core competencies.

BUSINESS STRATEGY

     The key components of our business strategy include the following:

     o Expand Client Base - We seek to develop long-term relationships with new clients by leveraging our expertise and infrastructure of information technology products and services. Our primary focus is to increase our revenues by obtaining new clients with recurring requirements for information technology services.

     o Expand Existing Client Relationships - We seek to expand existing client relationships by increasing the scope and breadth of services we provide.

     o Build Recurring Revenues - We seek to enter into long-term relationships with clients to provide services that meet their ongoing information technology needs.

     o Invest in Technology - We respond to technological advances and the rapid changes in the requirements of our clients by committing substantial amounts of our resources to the operation of multiple hardware platforms, the customization of products and services that incorporate new technology on a timely basis and the continuous training of our personnel.

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

     During the last three fiscal years, our revenue by market was as follows (in thousands):

                                        Year Ended June 30,
                            ----------------------------------------
                               2000           1999            1998
                            ----------     ----------     ----------
     Commercial             $1,344,671     $1,091,417     $  789,452
     Federal Government        617,871        550,799        399,671
                            ----------     ----------     ----------
          Total Revenue     $1,962,542     $1,642,216     $1,189,123
                            ==========     ==========     ==========

COMMERCIAL

     In the commercial sector we provide our clients with business process outsourcing, systems integration services and technology outsourcing.

Business Process Outsourcing

         We are a leader of the business process outsourcing market. We developed our business process outsourcing services to capitalize on a growing trend by business to outsource entire processes, including the technology requirements of the business function. More and more companies are concluding that it is more efficient to focus on their core competencies and to outsource their non-core but mission-critical business processes. As a result, they turn to companies such as ours to manage their processes and improve them. We provide several important services to our clients, including loan and mortgage processing, healthcare claims processing for insurance companies, accounts payable processing, and data capture, storage and retrieval services for financial institutions. We typically receive client information in all media formats such as over the web, EDI, fax, voice, paper, microfilm, computer tape, optical disk or CD ROM. It is critical that we are able to handle all media types. Upon receipt, information is immediately digitized and sent through our proprietary workflow process, which is tailored to client's requirements. Using state-of-the-art image transmission, storage and retrieval technology, we digitize, process and transmit millions of information records daily for our clients. In many instances, we perform quality assurance functions and store the information for our clients on a long-term basis.

     We are also a leading provider of consulting, program management and back-office processing services for state and local governments' health and human services agencies. We design, develop, implement and operate large scale health and human services programs and the information technology solutions that support those programs. Today, we process over 200 million Medicaid healthcare claims on behalf of 8 states using our state of the art proprietary Medicaid management information system. In addition, we design and manage children's health insurance programs for 3 states with estimated uninsured lives of totaling nearly 3 million. These children's health insurance programs were created at the federal level in 1997 to provide federal matching funds to enable states to expand healthcare to targeted uninsured children. Within these programs we interface with and train community based organizations to help inform the public of these programs, operate call centers, process enrollment applications using our proprietary eligibility determination software and match providers with children participants.

     Pricing is typically determined on the basis of the number of accounts or transactions processed.

Systems Integration Services

     Our systems integration services include application development and implementation, applications outsourcing, technical support and training, as well as network design and installation services. Our systems integration services include the development of web-based applications and web-enablement of information technology assets, allowing our clients to conduct business with their customers and business partners via the Internet. We also provide systems integration services to clients, who are deploying client/server architectures, advanced networks and outsourcing legacy applications maintenance. Our ability to deliver high-level skill sets and proven methodologies across a variety of technologies enhances our ability to help clients and prospects deal with technological change. Due to the nature of the work, we generally offer our systems integration services on a time and materials basis to a changing client base under short-term contractual arrangements.

     We generally price these services on a time and materials basis.

Technology Outsourcing

     We offer a complete range of technology outsourcing solutions to commercial businesses desiring to improve the performance of their information technology organizations. Our technology outsourcing solutions include the delivery of information processing services on a remote basis from host data centers with tremendous processing capacity, network management and desktop support. Information processing services include mainframe, mid-range, and web-hosting solutions.

     We provide our technology outsourcing solutions through an extensive data center network, which is comprised of five host data centers and seven remote data centers. Our data centers and clients are connected via an extensive telecommunication network. We monitor and maintain local and wide area networks on a seven-day, 24-hour basis and provide shared hub satellite transmission service as an alternative to multi-drop and point-to-point hard line telecommunications networks.

     Our target market for technology outsourcing services consists of medium- to large-sized commercial organizations with time-critical, transaction-intensive information processing needs. We typically provide our technology outsourcing services pursuant to multi-year contracts, which are typically priced on a resource utilization basis. Resources utilized include processing time, the number of desktops managed, professional services, data storage and retrieval utilization and output media utilized.

     We currently have over 13,000 employees providing services to our commercial clients.

FEDERAL GOVERNMENT

     Within the federal government sector, we also provide business process outsourcing, systems integration services and technology outsourcing. Our civilian agency clients account for about half of our federal government revenues and Department of Defense agencies account for the remaining half.

Business Process Outsourcing

     Our business process outsourcing services consist primarily of loan servicing for federal agencies. Our services generally include billing, lockbox payment processing, related accounting and reconciliation and client service call center and web-site operations. Our largest contract for these services is with the Department of Education, for which we service student loans under the Department of Education's Direct Student Loan program. Under this contract, we currently provide loan servicing to over 4.7 million borrowers, or over 17.3 million loans with an aggregate value of $66 billion. During fiscal year 2000, revenue from this contract was approximately $139 million. This contract is scheduled to expire September 2003. We also have contracts with the Small Business Administration, Housing and Urban Development, Ginnie Mae and Department of Veterans Affairs. Pricing is typically determined on the basis of the number of accounts or transactions processed.

Systems Integration Services

     We provide applications development, applications outsourcing, network implementation and maintenance, desktop services, technical staff augmentation, and training. We develop and outsource many applications including legacy, ERP, and web-based systems. The Department of Defense and civilian agencies generally either contract directly with us or through the General Services Administration for these services. The General Services Administration performs the procurement function for many civilian and Department of Defense agencies. Approximately 38% of these services for fiscal 2000 were provided pursuant to three contracts with the General Services Administration. We also provide our services directly to a variety of civilian agencies such as the Departments of Labor, NASA, FAA, Treasury, Transportation, the U.S. Senate, the U.S. Postal Service, the Federal Energy Regulatory Commission and the National Drug Intelligence Center. In addition, we also provide these services to a variety of Department of Defense agencies such as Strategic Command, Air Combat Command, the National Security Agency and the Defense Special Weapons Agency. We generally price these services on a time and materials basis.

Technology Outsourcing

         We offer a complete range of technology outsourcing solutions to commercial businesses desiring to improve the performance of their information technology organizations. Our technology outsourcing solutions include the delivery of information processing services on a remote basis from host data centers with tremendous processing capacity, network management and desktop support. Information processing services include mainframe, mid-range, and web-hosting solutions.

     We currently have over 5,300 employees providing these services to our federal government clients and approximately 1,662 of these employees have security clearance.

CLIENT BASE

     We achieve growth in our client base through internal marketing and acquisitions of other information technology services companies. We have a diverse client base. Within the commercial segment, we serve all of the major vertical markets that spend heavily on technology including healthcare, retail, transportation and financial industries. However, our largest vertical market is only 20% of our consolidated revenues and no single commercial client accounts for more than 2% of our consolidated revenues. Within the federal government segment, our clients are evenly divided between the Department of Defense agencies and the civilian agencies. Our largest federal government client represents 7% of our consolidated revenues. In addition, over 95% of our consolidated revenues are derived from domestic clients. Clients may be lost due to merger, business failure or conversion to a competing processor or to an in-house system. Our business with the federal government is subject to various risks, including the reduction or modification of contracts due to changing government needs and requirements. Government contracts, by their terms, generally can be terminated for convenience by the government, which means that the government may terminate the contract at any time, without cause, and in certain instances we would be entitled to receive compensation only for the services provided or stranded asset costs incurred at the time of termination.

     Approximately 88%, 89% and 89% of our revenues for fiscal 2000, 1999 and 1998, respectively, were recurring. We define recurring revenues as revenues derived from services that are used by our clients each year in connection with their ongoing businesses, and accordingly exclude conversion and deconversion fees, software license fees, product installation fees and hardware sales.

     Our five largest customers accounted for approximately 18%, 19% and 25% of our fiscal 2000, 1999 and 1998 revenues, respectively.

     Our revenues derived from information technology services described herein are shown in the following table:

                                                             Year Ended June 30,
                                    ----------------------------------------------------------------------
                                       2000           1999           1998            1997           1996
                                    ----------     ----------     ----------     ----------     ----------
                                                               (in thousands)
   Business process outsourcing     $  948,010     $  696,976     $  468,175     $  385,937     $  260,220
   Systems integration services        604,841        570,168        390,221        245,720        201,443
   Technology outsourcing              409,691        375,072        330,727        297,268        185,945
                                    ----------     ----------     ----------     ----------     ----------
     Total                          $1,962,542     $1,642,216     $1,189,123     $  928,925     $  647,608
                                    ==========     ==========     ==========     ==========     ==========

COMPETITION

     The markets for our services are intensely competitive and highly fragmented. The most significant competitive factors are reliability and quality of services, technical competence and price of services.

     We compete successfully in the business process outsourcing business by offering high quality services and favorable pricing by leveraging our technical skills, process knowledge, and economics of scale. Competition is highly fragmented and depends on the specific business process. Principal competitors include Electronic Data Systems (EDS), First Health, Unisys, Maximus, FYI, Inc., National Processing Company, Lason, Inc. and several other small- to medium-sized local and regional competitors.

     We compete successfully for technology outsourcing contracts by offering high quality services and favorable pricing by leveraging our technical skills, infrastructure, and achieving economics of scale. We may be required to purchase technology assets from prospective clients or to provide financial assistance to prospective clients in order to obtain their contracts. Many of our competitors have substantially greater resources and thus, may have a greater ability to obtain client contracts where sizable asset purchases or investments are required. To maintain competitive prices, we operate with efficient and low overhead and maintain a significant client base and account/transaction base to achieve sufficient economies of scale. Our competition for technology outsourcing contracts consists of:

     o the first-tier outsourcers, including IBM Global Services, EDS and Computer Sciences Corporation (CSC);

     o mid-sized divisions of large corporations, such as Lockheed-Martin, Siemens; and

     o    other smaller, regional competitors.

     In systems integration services markets, we actively compete with small specialized firms as well as with large competitors with a wider range of systems integration services. We believe that the key competitive factors in obtaining and retaining clients include the ability to understand project requirements, deliver appropriate skill sets in a timely manner and price services effectively. We must also compete for qualified personnel through competitive wages and by maintaining a consistent demand for the skills recruited. Our competition in systems integration services includes EDS, CSC, Science Applications International Corporation, and a wide variety of web hosting and development companies such as Exodus, Viant, Scient, and Razorfish and several other local and regional players.

SALES AND MARKETING

     We market our services through field sales forces located throughout the United States. In order to enhance our sales and marketing efforts, we hire sales representatives who have significant technical experience in the industries to which they will be marketing. Our sales forces are focused on specific service offerings or vertical markets, allowing our representatives to keep abreast of technology and industry developments.

EMPLOYEES

     We believe that our success depends on our continuing ability to attract and retain skilled technical, marketing and management personnel. While technology professionals are in high demand, we believe that, to date, we have been able to attract and retain highly qualified personnel. As of June 30, 2000, we had over 18,500 full-time equivalent employees, including over 15,000 employed domestically with the balance in our international operations. Of these employees, approximately 4,200 are represented by unions, primarily in Mexico, and there have been no work stoppages or strikes. Management considers its relations with employees to be good.

GOVERNMENT CONTRACTS AND REGULATION

     Approximately one-third of our revenues are derived from contracts and subcontracts with federal government agencies. Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency ("DCAA"). These audits may result in non-reimbursement of some contract costs and fees. To date, we have experienced no material adjustments as a result of audits by the DCAA. The DCAA has completed audits of the Company's federal contracts through fiscal 1998, for a majority of the federal government contracts.

     We are not directly subject to federal or state regulations specifically applicable to financial institutions. As a provider of services to financial institutions, however, our technology outsourcing and business process outsourcing solutions operations are examined periodically by various state and federal regulatory agencies. These agencies make recommendations regarding various aspects of our operations, and generally, we implement such recommendations. We also arrange for annual independent examinations of our major data processing facilities.


ITEM 2.  PROPERTIES

     Excluding business units divested and to be divested of at June 30, 2000, we had approximately 207 locations in the United States and 11 locations in 6 other countries. Approximately 1.1 million square feet is owned and approximately 2.0 million square feet is leased. The leases expire from 2000 to 2011 and we do not anticipate any significant difficulty in obtaining lease renewals or alternative space. Our executive offices are located in Dallas, Texas at a company-owned facility of approximately 612,000 square feet, which also houses a host data center and other operations. Our federal government sector executive offices are located in Rockville, Maryland in a company-owned facility of approximately 130,000 square feet. We believe that our current facilities are suitable and adequate for our business.


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

     On February 11, 1999, and on or about April 16, 1999, Caremark, Inc., one of our significant outsourcing clients, filed separate lawsuits in Federal District Court in Illinois alleging that we had breached contractual obligations to provide certain information and pricing reductions and a price quote for cost plus pricing to Caremark. Caremark sought to terminate the contract, which comprised approximately 1.2% of our revenues for the year ended June 30, 2000. Caremark's pleadings also requested damages in the millions of dollars, without further specificity. We believed that we had complied with all contractual obligations, provided the required information and were not contractually obligated to provide the price reduction alleged by Caremark to be required. On February 25, 1999, we filed a lawsuit in County Court in Dallas, Texas against Caremark and its parent, Caremark Rx (formerly known as MedPartners, Inc.), alleging that Caremark has caused us significant injury by trying to manufacture a basis to repudiate this contract and to avoid payment and other obligations. On September 13, 2000, these lawsuits were settled by agreement of the parties, which resulted in a contract extension through August 31, 2006, and a dismissal of all claims.

    In addition to the foregoing, we are subject to certain other legal proceedings, claims and disputes which arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal fourth quarter covered by this report, no matter was submitted to a vote of our security holders.

                                     PART II


ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Our Class A common stock is traded on the New York Stock Exchange under the symbol "ACS." The following table sets forth the high and low sales prices of our Class A common stock for the last two fiscal years as reported on NYSE.

      Fiscal year ended June 30, 1999               High           Low
      -------------------------------             --------       -------
      First Quarter                               38 3/4         29 3/4

      Second Quarter                              45             22 3/8

      Third Quarter                               51 3/4         34 1/2

      Fourth Quarter                              50 11/16       38 1/4

      Fiscal year ended June 30, 2000               High           Low
      -------------------------------             --------       -------
      First Quarter                               53             38 1/2

      Second Quarter                              46             31 3/4

      Third Quarter                               49             31

      Fourth Quarter                              39 7/8         31 3/4

     On September 25, 2000, the last reported sales price of our Class A common stock as reported on the New York Stock Exchange was $50.25 per share.

     Except for the dividends paid by ACS Government Solutions Group, Inc. prior to its becoming part of our company by a December 1997 merger, we have not paid any dividends to date on our common stock. We intend to continue to retain earnings for use in the operation of our business and, therefore, do not anticipate paying any dividends in the foreseeable future. Under the terms of our unsecured revolving credit agreement with Wells Fargo Bank (Texas), N.A., Bank One, Texas N.A. SunTrust Bank and the Bank of Tokyo-Mitsubishi, LTD, we are prohibited from paying dividends in any fiscal year in a total amount that would exceed 50% of our net income for the preceding fiscal year. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

(in thousands, except per share amounts)
                                                            As of and for the year ended June 30,
                                           ----------------------------------------------------------------------
                                              2000           1999           1998           1997           1996
                                           ----------     ----------     ----------     ----------     ----------
RESULTS OF OPERATIONS DATA:

Revenues                                   $1,962,542     $1,642,216     $1,189,123     $  928,925     $  647,608

Earnings from continuing operations        $  109,312(1)  $   86,230     $   54,422(3)  $   49,666     $   33,525

Earnings per common share - basic          $     2.22(1)  $     1.77     $     1.14(3)  $     1.08     $     0.88

Earnings per common share
   assuming dilution                       $     2.07(1)  $     1.66     $     1.11(3)  $     1.05     $     0.85

Weighted average shares outstanding -
   basic                                       49,244         48,839         47,599         46,136         38,228
Weighted average shares outstanding
   assuming dilution                           55,806         55,668         50,487         47,452         39,320

BALANCE SHEET DATA:

Working capital                            $  413,632(2)  $  194,226     $  198,118     $  110,866     $   79,928

Total assets                               $1,656,446     $1,223,600     $  949,798     $  761,477     $  636,098

Total long-term debt
   (less current portion)                  $  525,619     $  349,106     $  234,848     $  130,680     $   57,208

Cumulative redeemable
   preferred stock                         $       --     $       --     $       --     $       --     $    1,100

Stockholders' equity                       $  711,377     $  607,421     $  503,670     $  427,481     $  363,204

     (1) Net income for fiscal 2000 includes $1,055,000, or $.02 per share, of net non-operating gains resulting from divestiture and restructuring activities.

     (2) Working capital includes $180,335,000 of receivables from the divestiture of business units prior to June 30, 2000 and $43,362,000 of net assets held-for-sale from business units to be divested subsequent to June 30, 2000.

     (3)  Includes $12,974,000, $8,880,000 net of tax, or $.19 and $.18 per
          basic and diluted share, respectively, of merger costs we incurred in connection with the December 1997 Government Solutions merger.

          This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Annual Report regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements including statements regarding our Year 2000 exposure. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. While we believe that the assumptions concerning future events are reasonable, we caution that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the performance of recently acquired businesses; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise affected by a future event that would diminish its information technology requirements; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities for existing federal, state or local government programs; and the cost of attracting and retaining highly skilled personnel.

     Pursuant to Instruction G(2) to Form 10-K, the information required in Items 7 and 8 are incorporated by reference from pages 18 through 41 of our Fiscal 2000 Annual Report to Stockholders, included in this Form 10-K Annual Report as Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

     Pursuant to Instruction G(3) to Form 10-K, the information required in ITEMS 10 THROUGH 13 is incorporated by reference from our definitive proxy statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

          Our consolidated financial statements as of June 30, 2000 and 1999 and for each of the three years in the period ended June 30, 2000, together with the report of PricewaterhouseCoopers LLP dated July 31, 2000, except for Notes 15 and 18, as to which the date is September 13, 2000, appear on pages 18 to 41 of our Fiscal 2000 Annual Report to Stockholders, Exhibit 13.1 to this Form 10-K Annual Report, and are incorporated herein by reference.

     (a) (2) Financial Statement Schedule

          Schedule II- Valuation and Qualifying Accounts for the three years in the period ended June 30, 2000, together with the report of PricewaterhouseCoopers LLP dated July 31, 2000 appear on pages F-1 and F-2 and are filed as part of this Form 10-K Annual Report.

          All other financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

     (b) Reports on Form 8-K

          None

     (c) Exhibits

          Reference is made to the Index to Exhibits beginning on page 12 for a list of all exhibits filed as part of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized representative.

                                              Affiliated Computer Services, Inc.

Date:  September 28, 2000

                                              By: /s/  Mark A. King
                                                  ------------------------------
                                                  Mark A. King
                                                  Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of September 2000.

             Signature                               Title
             ---------                               -----
         /s/ Darwin Deason              Director, Chairman of the Board
----------------------------------
          (Darwin Deason)


        /s/ Jeffrey A. Rich             Director, President and Chief Executive
----------------------------------      Officer
        (Jeffrey A. Rich)


         /s/ Mark A. King               Director, Executive Vice President
----------------------------------      and Chief Financial Officer
          (Mark A. King)


     /s/ Henry G. Hortenstine           Director, Executive Vice President
----------------------------------
       (Henry G. Hortenstine)


    /s/ William L. Deckelman, Jr.       Director, Executive Vice President,
----------------------------------      Corporate Secretary and General Counsel
     (William L. Deckelman, Jr.)


     /s/ Peter A. Bracken               Director and Vice-Chairman,
----------------------------------      ACS Government Solutions Group, Inc.
        (Peter A. Bracken)


      /s/ Joseph P. O'Neill             Director
----------------------------------
       (Joseph P. O'Neill)


        /s/ Frank A. Rossi              Director
----------------------------------
         (Frank A. Rossi)


      /s/ Clifford M. Kendall           Director
----------------------------------
       (Clifford M. Kendall)

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE




     To the Board of Directors of Affiliated Computer Services, Inc.

     Our audits of the consolidated financial statements referred to in our report dated July 31, 2000, except as to Notes 15 and 18 as to which the date is September 13, 2000, appearing in the 2000 Annual Report to Stockholders of Affiliated Computer Services, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



     PricewaterhouseCoopers LLP


    Dallas, Texas
    July 31, 2000

                       AFFILIATED COMPUTER SERVICES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                 (in thousands)


                                             Balance                         Balances of                      Balance
                                          at Beginning   Charged to Costs     Divested                        at End
            Description                    of Period       and Expenses     Businesses (1)   Deductions      of Period
-------------------------------------    -------------   ----------------   --------------   -----------     ---------
Year ended June 30, 2000
   Deducted from asset accounts:
      Accounts receivable                  $   4,633        $   7,295         $     794       $   6,488 (2)  $   4,646
       Property and equipment                123,944           42,395            10,006           7,746 (3)    148,587
       Software                               15,056            7,580             4,517           1,148 (3)     16,971
       Goodwill                               41,779           21,573            11,581              -- (3)     51,771
       Other intangible assets                25,006           13,204             2,351           7,291 (3)     28,568
                                           ---------        ---------         ---------       ---------      ---------
           Total                           $ 210,418        $  92,047         $  29,249       $  22,673      $ 250,543
                                           =========        =========         =========       =========      =========
Year ended June 30, 1999
   Deducted from asset accounts:
       Accounts receivable                 $   2,840        $   3,673                --       $   1,880 (2)  $   4,633
       Property and equipment                 90,096           35,342                --           1,494 (3)    123,944
       Software                               11,029            5,093                --           1,066 (3)     15,056
       Goodwill                               25,846           15,664                --            (269)(3)     41,779
       Other intangible assets                14,414           10,624                --              32         25,006
                                           ---------        ---------         ---------       ---------      ---------
           Total                           $ 144,225        $  70,396         $      --       $   4,203      $ 210,418
                                           =========        =========         =========       =========      =========
Year ended June 30, 1998
   Deducted from asset accounts:
       Accounts receivable                 $   1,964        $     998                --       $     122 (2)  $   2,840
       Property and equipment                 66,302           25,493                --           1,699 (3)     90,096
       Software                                9,436            3,661                --           2,068 (3)     11,029
       Goodwill                               15,504           10,432                --              90 (3)     25,846
       Other intangible assets                 7,100            7,888                --             574 (3)     14,414
                                           ---------        ---------         ---------       ---------      ---------
           Total                           $ 100,306        $  48,472         $      --       $   4,553      $ 144,225
                                           =========        =========         =========       =========      =========


          (1) Allowances associated with divested and held-for-sale business units at June 30, 2000.

          (2) Uncollectible accounts written off, net of recoveries and allowances of acquired businesses.

          (3)  Retirements

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                        EXHIBIT NAME
   -------                       ------------
       2.1    Agreement and Plan of Merger, dated as of September 20, 1997, by and among the Company, ACS Acquisition Corp. and Computer Data
              Systems, Inc., filed as Exhibit 2.1 to the Company's Form S-4
              (Registration No. 333-40351) ("Form S-4") and incorporated herein by reference.

       3.1 Charter of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Form S-4 and incorporated herein by reference.

      *3.2    Bylaws of the Company, as amended and in effect on May 3, 2000.

       4.1 Form of New Class A Common Stock Certificate, filed as Exhibit 4.3 to the Company's Form S-1 (Registration No. 333-79394) (the "Form
              S-1") and incorporated herein by reference.

       4.2    Rights Agreement, dated April 2, 1999, between the Company and
              First City Transfer Company, as Rights Agent, filed as Exhibit 4.1 to the Company's Report on Form 8-K dated May 19, 1999 and incorporated herein by reference.

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

      10.2    1997 Stock Incentive Plan of the Company, filed as Appendix to the
              Company's Joint Proxy Statement / Prospectus filed as Form 14A dated November 14, 1997 and incorporated herein by reference.

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

      10.7    Credit Agreement dated December 15, 1995 the Company, Bank One,
              Texas, N.A., as Documentation Agent and Co-Agent, First Interstate
              Bank of Texas N.A., as Administrative Agent and Co-Agent and
              Certain Lenders filed as Exhibit 10.1 to the Company's Third
              Quarter Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

      10.8    Restated Credit Agreement dated June 20, 1996 between the Company,
              Borrower, Wells Fargo Bank (Texas), N.A., Agent, Bank One, Texas,
              N.A., Co-Agent, and Certain Lenders for $160,000,000 Revolving
              Facility filed as Exhibit 10.19 to the Company's Annual Report on
              Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

      10.9 First Amendment to Restated Credit Agreement dated July 29, 1997 the Company, Wells Fargo Bank (Texas) N.A., Agent; Bank One,
              Texas, N.A., Co-Agent; and Certain Lenders for $200,000,000
              Revolving Facility filed as Exhibit 10.14 to the Company's Annual
              Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.

     10.10 Second Amendment to Restated Credit Agreement dated March 20, 1998 between the Company, Wells Fargo Bank (Texas) N.A., Agent; Bank
              One, Texas, N.A., Co-Agent; and Certain Lenders for $200,000,000
              Revolving Credit Facility filed as Exhibit 10.10 to the Company's
              Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.

    *10.11    Third Amendment to Restated Credit Agreement dated September 24,
              1999 between the Company; Wells Fargo Bank (Texas), N.A., Agent;
              Bank One, Texas, N.A., Co-Agent; and certain Lenders for
              $200,000,000 Revolving Credit Facility.

    *10.12    Credit Agreement dated September 27, 1999 between the Company;
              Wells Fargo Bank (Texas), N.A., Agent and Arranger; and certain
              Lenders for $50,000,000 Revolving Credit Facility.

    *10.13 First Amendment to Credit Agreement dated February 24, 2000 between the Company; Wells Fargo Bank (Texas), N.A., Agent and
              Arranger; and certain lenders for $50,000,000 Revolving Credit
              Facility.

    *10.14    Credit Agreement dated May 12, 2000 between the Company; Wells
              Fargo Bank Texas, National Association, Administrative Agent and
              Co-Lead Arranging Agent; Bank One, N.A., Syndication Agent and
              Co-Lead Arranging Agent; SunTrust Bank, Documentation Agent: The
              Bank of Tokyo-Mitsubishi, Ltd., Co-Agent; and certain Lenders and certain Subsidiary Guarantors for $450,000,000 Revolving Credit
              Facility.

     10.15    Form of Severance Agreement by and between the Company and Certain
              Executive Officers of the Company filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended June 30,
              1997 and incorporated herein by reference.

     10.16 U.S. Department of Education Contract No. PM94017001 (portions of which are subject to an Order for Confidential Treatment pursuant to Rule 24b-2) included as an exhibit to the Form 10-Q/A filed
              August 24, 1994 by ACS Government Solutions, Inc. (formerly known as Computer Data Systems, Inc.) and incorporated herein by reference.

     10.17    Supplemental Executive Retirement Agreement by and between the
              Company and the Company's Chairman of the Board filed as
              Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.

     10.18    Employment Agreement by and between the Company and the Company's
              Chairman of the Board filed as Exhibit 10.(iii)(A) to the Company's Third Quarter Report on Form 10-Q for the quarter ended
              March 31, 1999 and incorporated herein by reference.

     *13.1 Excerpt of the Fiscal 2000 Annual Report to Stockholders, pages 18 through 40.

     *21.1    Subsidiaries of the Company

     *23.1    Consent of PricewaterhouseCoopers LLP

     *27.1    Financial Data Schedule

*  Filed herewith