Form 10-Q
period 2000-09-30
AFFILIATED COMPUTER SERVICES INC
filed 2000-11-14
CIK 2135

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2000
                                    -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from            to
                    ----------    ----------

                         Commission file number 0-24787

                       AFFILIATED COMPUTER SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                                  51-0310342
-------------------------------                          -----------------------------------
(State or other jurisdiction of                          (I.R.S. Employer Identification No.)
 incorporation or organization)

      2828 North Haskell, Dallas,  Texas                               75204
    ---------------------------------------                         ----------
    (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code    (214) 841-6111

                                 Not Applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                                                          NUMBER OF SHARES OUTSTANDING AS
                                       TITLE OF EACH CLASS                       OF OCTOBER 9, 2000
                              -------------------------------------       --------------------------------
                              Class A Common Stock, $.01 par value                  49,825,732
                              Class B Common Stock, $.01 par value                   3,299,686
                                                                                    ----------
                                                                                    53,125,418

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                               PAGE
PART I.                        FINANCIAL INFORMATION                                          NUMBER
-------                        ---------------------                                          ------

Item 1.        Consolidated Financial Statements:

                    Consolidated Balance Sheets at September 30, 2000 and
                         June 30, 2000                                                           1

                    Consolidated Statements of Income for the Three Months
                         Ended September 30, 2000 and 1999                                       2

                    Consolidated Statements of Cash Flows for the Three Months Ended
                         September 30, 2000 and 1999                                             3

                    Notes to Consolidated Financial Statements                                 4 - 6

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                      7 - 9

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                 9

Item 6.        Exhibits and Reports on Form 8-K                                                 10

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           SEPTEMBER 30,    JUNE 30,
                                                              2000            2000
                                                           (UNAUDITED)      (AUDITED)
                                                           ------------    -----------
                               ASSETS
Current assets:
     Cash and cash equivalents                             $    18,894    $    44,521
     Accounts receivable, net                                  402,990        399,853
     Receivable from divestitures                                   --        180,335
     Inventory                                                   9,008          7,324
     Prepaid expenses and other current assets                  73,714         71,290
     Net assets held for sale                                      268         43,362
     Deferred taxes                                             17,783         25,189
                                                           -----------    -----------
         Total current assets                                  522,657        771,874

Property and equipment, net                                    206,595        176,490
Goodwill, software and other intangibles, net                  656,983        667,807
Long-term investments and other assets                          42,870         40,275
                                                           -----------    -----------

         Total assets                                      $ 1,429,105    $ 1,656,446
                                                           ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $    22,457    $    47,901
     Accrued compensation and benefits                          52,041         69,208
     Other accrued liabilities                                 137,745        156,720
     Income taxes payable                                       14,710         60,671
     Short-term debt                                             1,966          2,877
     Current portion of unearned revenue                        19,180         20,865
                                                           -----------    -----------
         Total current liabilities                             248,099        358,242

Convertible notes due 2005                                     230,000        230,000
Long-term debt                                                 140,779        295,619
Deferred taxes                                                  37,048         35,316
Other long-term liabilities                                     24,599         25,892
                                                           -----------    -----------
         Total liabilities                                     680,525        945,069
                                                           -----------    -----------

Stockholders' equity:
     Class A common stock                                          471            463
     Class B common stock                                           33             33
     Additional paid-in capital                                326,570        321,525
     Retained earnings                                         430,704        400,200
     Accumulated other comprehensive income (net of tax)         1,479             --
     Treasury stock                                            (10,677)       (10,844)
                                                           -----------    -----------
         Total stockholders' equity                            748,580        711,377
                                                           -----------    -----------

         Total liabilities and stockholders' equity        $ 1,429,105    $ 1,656,446
                                                           ===========    ===========


                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      ----------------------
                                                        2000         1999
                                                      ---------    ---------
Revenues                                              $ 478,626    $ 447,686
                                                      ---------    ---------

 Expenses:
   Wages and benefits                                   216,189      194,732
   Services and supplies                                129,505      132,926
   Rent, lease and maintenance                           62,706       50,673
   Depreciation and amortization                         21,092       19,390
   Other operating expenses                               6,961
                                                                       4,288
                                                      ---------    ---------

      Total operating expenses                          436,453      402,009
                                                      ---------    ---------

   Operating income                                      42,173       45,677

 Interest expense                                         5,035        4,828
 Other non-operating income, net                        (13,366)      (1,141)
                                                      ---------    ---------

   Pretax profit                                         50,504       41,990

 Income tax expense                                      19,949       16,964
                                                      ---------    ---------

   Net income                                         $  30,555    $  25,026
                                                      =========    =========

 Earnings per common share:
    Basic                                             $     .62    $     .51
                                                      =========    =========

    Diluted                                           $     .57    $     .47
                                                      =========    =========

Shares used in computing earnings per common share:
    Basic                                                49,438       49,261

    Diluted                                              56,207       56,095


                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                 2000         1999
                                                                               ---------    ---------
    Cash flows from operating activities:
           Net income                                                            $30,555    $  25,026
                                                                                 -------    ---------
    Adjustments to reconcile net income to net cash provided (used) by operating activities:
        Depreciation and amortization                                             21,092       19,390
        Gain on sale of investment                                               (12,785)          --
        Other                                                                        334         (219)
        Changes in assets and liabilities, net of effects from acquisitions:
           Decrease in ATM cash                                                       --          800
           Increase in accounts receivable                                        (4,324)      (6,044)
           Increase in inventory                                                  (1,684)      (1,760)
           Increase in prepaid expenses and other current assets                  (4,663)      (5,893)
           Change in deferred taxes                                                8,869        1,643
           Decrease in other long-term assets                                        711          189
           Decrease in accounts payable                                          (27,288)      (6,183)
           Decrease in accrued compensation and benefits                         (17,400)     (20,235)
           Decrease in other accrued liabilities                                  (4,766)      (3,293)
           Change in income taxes payable                                        (43,197)      11,876
           Increase in unearned revenue                                           (2,930)         609
           Decrease in other long-term liabilities                                    22       (1,484)
                                                                               ---------    ---------

        Total adjustments                                                        (88,009)     (10,604)
                                                                               ---------    ---------
        Net cash provided (used) by operating activities                         (57,454)      14,422
                                                                               ---------    ---------

Cash flows from investing activities:
    Purchases of property, equipment and software, net of sales                  (24,803)     (16,551)
    Payments for acquisitions, net of cash acquired                              (11,463)     (98,647)
    Proceeds from divestitures, net of transaction costs                         209,835           --
    Purchase of investments                                                       (1,535)          --
    Proceeds from sale of investment                                              17,100           --
    Additions to other intangible assets                                          (4,980)      (2,779)
    Additions to notes receivable                                                   (389)        (202)
    Proceeds received on notes receivable                                          1,641        2,032
                                                                               ---------    ---------
        Net cash provided (used) by investing activities                         185,406     (116,147)
                                                                               ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of  debt, net of issuance costs                        80,182       99,040
    Repayments of  debt                                                         (236,051)     (16,554)
    Proceeds from stock options exercised                                          2,290          905
    Net repayment of ATM debt                                                         --         (800)
    Other, net                                                                        --         (447)
                                                                               ---------    ---------
        Net cash provided (used) by financing activities                        (153,579)      82,144
                                                                               ---------    ---------

Net decrease in cash and cash equivalents                                        (25,627)     (19,581)
Cash and cash equivalents at beginning of period                                  44,521       28,580
                                                                               ---------    ---------
Cash and cash equivalents at end of period                                     $  18,894    $   8,999
                                                                               =========    =========


                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 1000 Company providing technology solutions to commercial and government clients worldwide. We deliver e-solutions; consulting and systems integration services; and complete technology and business process outsourcing solutions to a diverse base of clients and industries. Our solutions are designed to promote value and enhance business performance and are delivered by more than 18,000 people in 20 countries.

    The financial information presented should be read in conjunction with our consolidated financial statements for the year ended June 30, 2000. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year.

2.  DERIVATIVES AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities". The statement requires us to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on July 1, 2000 resulted in our recording $2.4 million in "Long-term investments and other assets" representing the fair market value of our interest rate hedges that expire in December 2001. In addition, we recognized $1.5 million, net of tax effect, in other comprehensive income, which appears as a separate component of Stockholder's Equity as "Accumulated other comprehensive income".

3.  COMPREHENSIVE INCOME

    We have adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and other non-owner charges in equity.

    The components of comprehensive income are as follows (in the thousands):


                                      THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                      ------------------
                                       2000      1999
                                      -------   -------
Net income                            $30,555   $25,026

Change in fair value of derivatives     1,479        --
(net of tax effect of $967)
                                      -------   -------

Comprehensive income                  $32,034   $25,026
                                      =======   =======

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  EARNINGS PER SHARE

    In accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share", the following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         ------------------
                                                           2000     1999
                                                         -------   -------
Numerator:
  Numerator for earnings per share (basic) -
    Income available to common stockholders              $30,555   $25,026
  Effect of dilutive securities:
    Interest on 4% convertible debt                        1,540     1,540
                                                         -------   -------

  Numerator for earnings per share assuming
   Dilution - income available to common  stockholders   $32,095   $26,566
                                                         =======   =======
Denominator:
  Weighted average shares outstanding (basic)             49,438    49,261
  Effect of dilutive securities:
    4% convertible debt                                    5,392     5,392
    Stock options                                          1,377     1,442
                                                         -------   -------
    Total potential common shares                          6,769     6,834
                                                         -------   -------
 Denominator for earnings per share assuming
    Dilution                                              56,207    56,095
                                                         =======   =======
Earnings per common share (basic)                        $   .62   $   .51
                                                         =======   =======
Earnings per common share assuming dilution              $   .57   $   .47
                                                         =======   =======

5.  ACCUMULATED DEPRECIATION AND AMORTIZATION

    Property and equipment are stated net of accumulated depreciation of $156.6 million and $148.6 million at September 30, 2000 and June 30, 2000, respectively. Additionally, goodwill, software and other intangibles are stated net of accumulated amortization of $106.4 million and $97.3 million at September 30, 2000 and June 30, 2000, respectively.

6.  NON-RECURRING ITEMS

    In the first quarter of fiscal 2001, we recorded a $12.8 million gain in "Other non-operating income, net" related to the sale of a non-strategic minority investment in ACS Merchant Services, Inc.

    In the first quarter of fiscal 2001, we recorded a $10.4 million charge in connection with the termination of certain hardware leases and disaster recovery contracts, which is included in "Rent, lease and maintenance" expense. In addition, we recorded a $2.1 million charge for non-recurring litigation costs and the writedown of property held-for-sale to market value to "Other operating expense."

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

FIRST QUARTER ENDED SEPTEMBER 30, 2000

                                                      Federal
                                       Commercial    Government  Corporate  Consolidated
                                       ----------    ----------  ---------  ------------
Revenue                                 $301,015(a)   $177,611   $     --     $478,626(a)

Operating expense                        252,005(b)    160,417      2,939      415,361
                                        --------      --------   --------     --------

EBITDA(c)                                 49,010        17,194     (2,939)      63,265

Depreciation & amortization expense
      excluding goodwill amortization     12,238         2,732        336       15,306

Goodwill amortization                      4,629         1,157         --        5,786
                                        --------      --------   --------     --------
Operating income                        $ 32,143      $ 13,305   $ (3,275)    $ 42,173
                                        ========      ========   ========     ========

FIRST QUARTER ENDED SEPTEMBER 30, 1999

                                                      Federal
                                      Commercial     Government  Corporate   Consolidated
                                      ----------     ----------  ---------   ------------
Revenue                                 $307,241(a)   $140,445   $     --      $447,686(a)

Operating expense                        252,780       126,917      2,922       382,619
                                        --------      --------   --------      --------

EBITDA(c)                                 54,461        13,528     (2,922)       65,067

Depreciation & amortization expense
      excluding goodwill amortization     12,272         2,036        262        14,570

Goodwill amortization                      4,239           581         --         4,820

                                        --------      --------   --------      --------
Operating income                        $ 37,950      $ 10,911   $ (3,184)     $ 45,677
                                        ========      ========   ========      ========

----------

(a) Revenue includes $79.7 million and $7.5 million at September 30, 1999 and 2000, respectively, related to the divestitures announced in June 2000.

(b) Operating expense includes $12.5 million of non-recurring charges related to hardware lease buyouts and disaster recovery contracts, legal fees and a writedown of property held-for-sale to market value (see Note 6).

(c) EBITDA consist of earnings before interest income, interest expense, other non-operating income and expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of a company's performance or to cash flows from operating activities as a measure of liquidity.

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

SIGNIFICANT DEVELOPMENTS

During the fourth quarter of fiscal 2000, we entered into a formal plan to divest certain business units consisting primarily of our ATM processing business and our commercial staffing business due to the fact that these businesses were no longer strategic to our long-term goal of providing information technology and business process outsourcing services. At September 30, 2000, we had completed the sale of and received the proceeds from these divestitures, except for the sale of one small business unit representing $0.3 million, which is presented on the balance sheet under the caption "Net assets held for sale." This remaining transaction was completed in October 2000. As a result of the proceeds from these divestitures, we paid down our debt by approximately $155.0 million at September 30, 2000.

During the first quarter of fiscal 2001, we recorded a $12.8 million gain in "Other non-operating income, net" associated with the sale of a non-strategic minority investment in ACS Merchant Services, Inc. In addition, we recorded non-recurring charges totaling $12.5 million during the first quarter of fiscal 2001 related to the termination of certain computer equipment leases and consolidation of disaster recovery contracts ($10.4 million recorded in "Rent, lease and maintenance") and litigation expense and the writedown of a facility held-for-sale to market value ($2.1 million recorded in "Other operating expense").

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

                                       THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                       ------------------
                                        2000        1999
                                        ----        ----
Revenues                                 100%        100%

Expenses:
     Wages and benefits                 45.2        43.5
     Services and supplies              27.1        29.7
     Rent, lease and maintenance        13.1        11.3
     Depreciation and amortization       4.4         4.3
     Other operating expenses            1.4         1.0
                                       -----       -----
         Total operating expenses       91.2        89.8
                                       -----       -----

     Operating income                    8.8        10.2

Interest expense                         1.0         1.1
Other non-operating income, net         (2.8)        (.3)
                                       -----       -----

     Pretax profit                      10.6         9.4
Income tax expense                       4.2         3.8
                                       -----       -----

     Net income                          6.4%        5.6%
                                       =====       =====

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2000 TO THE QUARTER ENDED SEPTEMBER 30, 1999

The recently divested business units contributed $7.5 million and $79.7 million in revenue for the first quarter of fiscal 2001 and 2000, respectively. Excluding these divested units, revenue increased 28% over the prior year to $471.2 million with half of the increase, or 14%, derived from internal growth. Excluding divested revenue, revenue from our commercial segment increased 29% primarily due to signing new state Medicaid and Welfare benefit program management contracts, as well as new information technology contract signings. Revenue from our federal government segment increased 27% primarily due to the acquisition of Intellisource in the fourth quarter of fiscal 2000.

Excluding the $12.5 million non-recurring charges (see "Significant Developments"), operating margins increased 1.2% from 10.2% to 11.4% in the first quarter of fiscal 2001 as a result of the recently completed divestiture program announced in the fourth quarter of fiscal 2000. Wages and benefits as a percentage of revenue increased from 43.5% to 45.2% in first quarter of fiscal 2001 due to the divestitures, which had a smaller component of wages and benefit expense, and our continued focus on delivering business process outsourcing services, which has a larger component of wages and benefits expense. Services and supplies expense as a percentage of revenue decreased 2.6% , from 29.7% to 27.1% , in the first quarter of fiscal 2001 due to the divestiture of the ATM processing business, which had a large component of interchange fees paid to ATM distributors. After adjusting for the $10.4 million of non-recurring charges, rent, lease and maintenance expense decreased from 11.3% to 10.9% in the first quarter of fiscal 2001.

Other non-operating income for the first quarter of fiscal 2001 includes the recognition of a $12.8 million gain associated with the sale of a non-strategic minority investment in ACS Merchant Services, Inc.

The effective tax rate of approximately 39.5% in the first three months of fiscal 2001 exceeded the federal statutory rate of 35% due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we had cash and cash equivalents totaling $18.9 million compared to $44.5 million at June 30, 2000. Included in the cash balances at September 30, 2000 and June 30, 2000 are $21.2 million and $22.3 million, respectively, of restricted cash held on behalf of governmental customers. Working capital decreased to $274.6 million at September 30, 2000 from $413.6 million at June 30, 2000 due primarily to the collection of proceeds from divestitures and the subsequent paydown of long-term debt.

During the first quarter of fiscal 2001, we paid approximately $50.0 million in incomes taxes related to our net gain from our divestiture activity, which is reflected in cash flows from operations. In addition, we paid approximately $10.4 million of non-recurring lease termination charges during the quarter (see
Note 6). After adjusting for these items, our net cash provided by operating activities would have been approximately $3.0 million for the first quarter of fiscal 2001. Historically, our operating cash flow during the first quarter of our fiscal year has been low due to the timing of annual bonus payments, interest payments and income tax payments. Cash flow from investing activities increased $301.6 million due to the collection of proceeds from divestitures and the first quarter fiscal 2000 acquisition of Consultec, LLC. The proceeds from the divestitures were used to pay down debt, resulting in a $236.5 million increase in net cash used by financing activities.

In order to manage interest costs and exposure to changing interest rates, we hold two interest rate hedges initiated in December 1998, and expiring in December 2001. Each hedge is structured such that we pay a fixed rate of interest of 4.54% and receive a floating rate of interest based on one month LIBOR. The notional amount of the two hedges totals $100,000,000 and the fair market value of the two hedges at September 30, 2000 is $2,446,000, which is recorded in "Long-term investments and other assets". The fair value of each interest rate hedge reflects termination cash value.

Management believes that available cash and cash equivalents, together with cash generated from operations and available borrowings under our credit facility, will provide adequate funds for our anticipated internal growth needs, including working capital expenditures. Our management also believes that cash provided by operations will be sufficient to satisfy all existing debt obligations as they become due. However, we intend to continue our growth through acquisitions and from time to time to engage in discussions with potential acquisition candidates, which could require significant commitments of capital. In order to pursue such opportunities, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and expansion opportunities and how such opportunities will be financed.

NEW ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. This interpretation clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination We apply the provisions of APB Opinion 25 in accounting for our stock-based compensation and effective July 1, 2000 we began applying the guidance in Interpretation No. 44. We do not believe the application of this interpretation will have a material impact on our future earnings and financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and required adoption no later than the fourth quarter of fiscal 2001. We do not believe the adoption of SAB 101 will have a material impact on our future earnings and financial position.

                                    PART II

Item 1. Legal Proceedings

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by twenty-one former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, "GSA/FTSA"). The GSA/FTSA employees alleged that they were entitled to the value of 401,541 shares of our stock pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former data processing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17,000,000, which includes attorneys' fees and pre-judgment interest, but excludes additional attorneys' fees of approximately $850,000 which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. We continue to believe that we have meritorious defense to all or a substantial portion of the plaintiffs' claims. We filed our appeal of the judgment on March 15, 1999 and are vigorously pursuing the appeal. The plaintiffs also filed a notice of appeal and are pursuing their appeal. Should the proceedings not be favorably resolved on appeal, we would be subject to a material charge.

On February 11, 1999 and on or about April 16, 1999, Caremark, Inc., one of our large outsourcing clients, filed lawsuits alleging that we had breached certain contractual obligations. On February 25, 1999, we filed a lawsuit against Caremark and its parent, Caremark Rx, Inc., alleging that Caremark had no basis for its allegations and that Caremark Rx had tortiously interfered with the Caremark contract. On September 13, 2000, these lawsuits were settled by agreements of the parties, which resulted in a contract extension through August 31, 2006, and a dismissal of all claims.

Government contracts are subject to review and audit by various governmental authorities in the normal course of our business. Cost audits have been completed through fiscal 1998 for a majority of the federal government business operations. In management's opinion, any such reviews and the results of cost audits for subsequent fiscal years will not have a material effect on our financial position or results of operations.

We are subject to certain other legal proceedings, claims and disputes which arise in the ordinary course of business. Although we cannot predict the outcomes of these legal proceedings, management does not believe these actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

Item 6.  Exhibits and Reports on Form 8-K

a.)      Exhibits (exhibits reference numbers refer to Item 601 of Regulation
         S-K)

          *  27.          Financial Data Schedule

b.)      Reports on Form 8-K

          On September 30, 2000, we filed a current report on Form 8-K announcing the settlement of our lawsuit with Caremark.

          On July 24, 2000, we filed a current report on Form 8-K announcing the sale of the ATM business.


         -------------------------------------
         *  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 2000.

                                      AFFILIATED COMPUTER SERVICES, INC.

                                      By:   /s/ Mark A. King
                                            ----------------------
                                            Mark A. King
                                            Executive Vice President and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27                Financial Data Schedule