Form 10-Q
period 2000-12-31
AFFILIATED COMPUTER SERVICES INC
filed 2001-02-14
CIK 2135

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2000
                                ------------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                       NUMBER OF SHARES OUTSTANDING AS OF
                    TITLE OF EACH CLASS                         FEBRUARY 12, 2000
            -------------------------------------      ----------------------------------
            Class A Common Stock, $.01 par value                     46,659,526
            Class B Common Stock, $.01 par value                      3,299,686
                                                                     ----------
                                                                     49,959,212

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                       PAGE
  PART I.                FINANCIAL INFORMATION                                        NUMBER
  Item 1. Consolidated Financial Statements:

          Consolidated Balance Sheets at December 31, 2000 and
                      June 30, 2000                                                     1

          Consolidated Statements of Income for the Three Months and Six Months
                      Ended December 31, 2000 and 1999                                  2

          Consolidated Statements of Cash Flows for the Six Months
                       Ended December 31, 2000 and 1999                                 3

          Notes to Consolidated Financial Statements                                  4-7


  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                      8-10


  PART II. OTHER INFORMATION

  Item 3. Legal Proceedings                                                            10

  Item 4. Submission of Matters to a Vote of Security Holders                          11

  Item 5. Other Information                                                            11

  Item 6. Exhibits and Reports on Form 8-K                                             11

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,        JUNE 30,
                                                                    2000               2000
                                                                 (UNAUDITED)         (AUDITED)
                                                               ---------------    ---------------
                                            ASSETS
Current assets:
     Cash and cash equivalents                                 $        14,234    $        44,521
     Accounts receivable, net                                          417,360            399,853
     Receivable from divestitures                                           --            180,335
     Inventory                                                           8,980              7,324
     Prepaid expenses and other current assets                          74,023             71,290
     Net assets held for sale                                               --             43,362
     Deferred taxes                                                     15,965             25,189
                                                               ---------------    ---------------
         Total current assets                                          530,562            771,874

Property, equipment and software, net                                  222,688            194,034
Goodwill and other intangibles, net                                    731,301            650,263
Long-term investments and other assets                                  41,785             40,275
                                                               ---------------    ---------------

         Total assets                                          $     1,526,336    $     1,656,446
                                                               ===============    ===============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          $        27,284    $        47,901
     Accrued compensation and benefits                                  57,638             69,208
     Other accrued liabilities                                         145,459            156,720
     Income taxes payable                                                9,165             60,671
     Short-term debt                                                     2,002              2,877
     Current portion of unearned revenue                                19,628             20,865
                                                               ---------------    ---------------
         Total current liabilities                                     261,176            358,242

Convertible notes due 2005                                             230,000            230,000
Long-term debt                                                         178,101            295,619
Deferred taxes                                                          41,999             35,316
Other long-term liabilities                                             23,808             25,892
                                                               ---------------    ---------------
         Total liabilities                                             735,084            945,069
                                                               ---------------    ---------------

Stockholders' equity:
     Class A common stock                                                  467                463
     Class B common stock                                                   33                 33
     Additional paid-in capital                                        327,283            321,525
     Retained earnings                                                 462,714            400,200
     Accumulated other comprehensive income (net of tax)                   776                 --
     Treasury stock                                                        (21)           (10,844)
                                                               ---------------    ---------------
         Total stockholders' equity                                    791,252            711,377
                                                               ---------------    ---------------

         Total liabilities and stockholders' equity            $     1,526,336    $     1,656,446
                                                               ===============    ===============



                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Three Months Ended                 Six Months Ended
                                                     December 31,                      December 31,
                                           ------------------------------    -----------------------------
                                               2000             1999             2000            1999
                                           -------------    -------------    -------------   -------------
Revenues                                   $     500,882    $     476,008    $     979,508   $     923,694
Expenses:
     Wages and benefits                          212,442          203,383          428,631         398,115
     Services and supplies                       151,477          150,594          280,982         283,520
     Rent, lease and maintenance                  52,683           50,672          115,389         101,345
     Depreciation and amortization                22,576           21,169           43,668          40,559
     Other operating expenses                      4,977            4,780           11,938           9,068
                                           -------------    -------------    -------------   -------------
         Total operating expenses                444,155          430,598          880,608         832,607
                                           -------------    -------------    -------------   -------------

     Operating income                             56,727           45,410           98,900          91,087

Interest expense                                   4,839            5,631            9,875          10,459
Other non-operating income, net                     (991)          (4,593)         (14,358)         (5,734)
                                           -------------    -------------    -------------   -------------

         Pretax profit                            52,879           44,372          103,383          86,362

Income tax expense                                20,887           17,926           40,836          34,890
                                           -------------    -------------    -------------   -------------

     Net income                            $      31,992    $      26,446    $      62,547   $      51,472
                                           =============    =============    =============   =============

Earnings per common share:
   Basic                                   $         .64    $         .54    $        1.26   $        1.04
                                           =============    =============    =============   =============

   Diluted                                 $         .59    $         .50    $        1.16   $         .97
                                           =============    =============    =============   =============


Shares used in computing earnings
per common share:

   Basic                                          49,811           49,319           49,625          49,290

   Diluted                                        56,881           55,866           56,545          55,980



                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                        2000              1999
                                                                                   --------------    --------------
Cash flows from operating activities:
    Net income                                                                     $       62,547    $       51,472
                                                                                   --------------    --------------
    Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                                                      43,668            40,559
        Gain on sale of investment                                                        (12,785)               --
        Gain on collection of note receivable                                              (1,713)           (3,000)
        Other                                                                                 386              (839)
        Changes in assets and liabilities, net of effects from acquisitions:
           Increase in ATM cash                                                                --              (500)
           (Increase) decrease in accounts receivable                                     (13,687)           11,207
           Increase in inventory                                                           (1,549)           (1,022)
           Increase in prepaid expenses and other current assets                           (6,503)           (6,549)
           Change in deferred taxes                                                        16,098             7,521
           Increase in other long-term assets                                                (585)           (2,791)
           Decrease in accounts payable                                                   (22,826)           (7,999)
           Decrease in accrued compensation and benefits                                  (11,215)          (18,187)
           Increase in other accrued liabilities                                            4,215             3,562
           Increase (decrease) in income taxes payable                                    (43,564)            6,943
           Decrease in unearned revenue                                                    (5,163)           (3,821)
           Increase (decrease) in other long-term liabilities                                  98              (774)
                                                                                   --------------    --------------
        Total adjustments                                                                 (55,125)           24,310
                                                                                   --------------    --------------
        Net cash provided by operating activities
                                                                                            7,422            75,782
                                                                                   --------------    --------------
Cash flows from investing activities:
    Purchases of property, equipment and software, net of sales                           (51,679)          (29,800)
    Payments for acquisitions, net of cash acquired                                       (86,264)         (112,953)
    Proceeds from divestitures, net of transaction costs                                  208,428                --
    Purchase of investments                                                                (2,138)               --
    Proceeds from sale of investment                                                       17,100                --
    Additions to other intangible assets                                                  (13,794)           (5,666)
    Additions to notes receivable                                                            (819)           (1,553)
    Proceeds received on notes receivable                                                   7,898             6,034
    Other                                                                                      --              (987)
                                                                                   --------------    --------------
        Net cash provided by (used in) investing activities                                78,732          (144,925)
                                                                                   --------------    --------------
Cash flows from financing activities:
    Proceeds from issuance of  debt, net of issuance costs                                229,422           115,040
    Repayments of  debt                                                                  (352,324)          (48,484)
    Proceeds from stock options exercised                                                   6,756             1,120
    Net repayment of ATM debt                                                                  --               500
    Other, net                                                                               (295)             (690)
                                                                                   --------------    --------------
        Net cash provided by (used in) financing activities                              (116,441)           67,486
                                                                                   --------------    --------------
Net decrease in cash and cash equivalents                                                 (30,287)           (1,657)
Cash and cash equivalents at beginning of period                                           44,521            28,580
                                                                                   --------------    --------------
Cash and cash equivalents at end of period                                         $       14,234    $       26,923
                                                                                   ==============    ==============


                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 1000 Company based in Dallas, Texas with operations primarily in North America, as well as Central America, South America, Europe and the Middle East. We provide a full range of information technology services, including technology outsourcing, business process outsourcing and systems integration.

         The financial information presented should be read in conjunction with our consolidated financial statements for the year ended June 30, 2000. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year. Certain financial statement items from the prior year have been reclassified to conform with current presentation.

2.       HEDGING ACTIVITIES AND COMPREHENSIVE INCOME

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities". The statement requires us to record all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. As of December 31, 2000, the fair market value of our interest rate hedge was $1.3 million and was recorded in other current assets.

         Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in the financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes within a company's equity.

         The components of comprehensive income are as follows (in the thousands):


                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      DECEMBER 31,               DECEMBER 31,
                                                ------------------------   -----------------------
                                                  2000           1999         2000         1999
                                                ----------    ----------   ----------   ----------
Net income                                      $   31,992    $   26,446   $   62,547   $   51,472

Change in fair value of derivatives (net              (703)           --          776           --
of tax effect of ($460) and $507,
respectively)
                                                ----------    ----------   ----------   ----------

Comprehensive income                            $   31,289    $   26,446   $   63,323   $   51,472
                                                ==========    ==========   ==========   ==========

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       EARNINGS PER SHARE

         In accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share", the following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share:

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    DECEMBER 31,                    DECEMBER 31,
                                                               2000             1999           2000             1999
                                                           -------------   -------------   -------------   -------------
Numerator:
  Numerator for earnings per share (basic) -
    Income available to common stockholders                $      31,992   $      26,446   $      62,547   $      51,472
  Effect of dilutive securities:
    Interest on 4% convertible debt                                1,540           1,538           3,080           3,078
                                                           -------------   -------------   -------------   -------------

  Numerator for earnings per share assuming
   Dilution - income available to common  stockholders     $      33,532   $      27,984   $      65,627   $      54,550
                                                           =============   =============   =============   =============
Denominator:
  Weighted average shares outstanding (basic)                     49,811          49,319          49,625          49,290
  Effect of dilutive securities:
    4% convertible debt                                            5,392           5,392           5,392           5,392
    Stock options                                                  1,678           1,155           1,528           1,298
                                                           -------------   -------------   -------------   -------------
    Total potential common shares                                  7,070           6,547           6,920           6,690
                                                           -------------   -------------   -------------   -------------
 Denominator for earnings per share assuming
    Dilution                                                      56,881          55,866          56,545          55,980
                                                           =============   =============   =============   =============
Earnings per common share (basic)                          $         .64   $         .54   $        1.26   $        1.04
                                                           =============   =============   =============   =============
Earnings per common share assuming dilution                $         .59   $         .50   $        1.16   $         .97
                                                           =============   =============   =============   =============

4.   NON-RECURRING ITEMS

     In the first quarter of fiscal 2001, we recorded a $12.8 million gain in other non-operating income related to the sale of a non-strategic minority investment in ACS Merchant Services, Inc. Also during the quarter, we recorded a $10.4 million charge in connection with the termination of certain hardware leases and disaster recovery contracts (reflected in rent, lease and maintenance expense) and a $2.1 million charge for non-recurring litigation costs and the writedown of property held-for-sale (reflected in other operating expense).

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

     In January 1999, we sold a business unit of an acquired company to CyberPlus Corporation ("Cyberplus"). As part of the consideration, we received a $3.2 million promissory note due March 2000 and 2.1 million warrants to purchase CyberPlus common stock. Given the financial uncertainty surrounding CyberPlus, the note receivable was fully reserved. In November 1999, CyberPlus obtained financing and repaid $3.0 million on the promissory note, resulting in a $3.0 million gain (reflected in other non-operating income).

5.   ACCUMULATED DEPRECIATION AND AMORTIZATION

     Property, equipment and software are stated net of accumulated depreciation of $186.2 million and $165.6 million at December 31, 2000 and June 30, 2000, respectively. Additionally, goodwill and other intangibles are stated net of accumulated amortization of $96.6 million and $80.3 million at December 31, 2000 and June 30, 2000, respectively.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   ACQUISITIONS

     During December 2000, we acquired Business Resources Corporation, ("BRC"), a subsidiary of Tyler Technologies, Inc. for approximately $70 million in cash, which was funded by our existing credit facility. The acquisition was accounted for under the purchase method of accounting with assets acquired of $76.2 million and liabilities assumed of $6.2 million. BRC's results have been included in our consolidated financial statements from the effective date of the acquisition. BRC is a provider of outsourced records management, document workflow, imaging systems and services to state and local governments. BRC also provides real estate title plant services to title companies.

7.   SEGMENT INFORMATION

     Based on the criteria set forth in Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information," we have two reportable segments: commercial and federal government. Certain reclassifications have been made to the segment disclosure as the result of changes to our reporting structure. Prior year results have been restated for comparison purposes. The following is a summary of certain financial information by reportable segment (in thousands):

    QUARTER ENDED DECEMBER 31, 2000

                                                                FEDERAL
                                            COMMERCIAL         GOVERNMENT       CORPORATE      CONSOLIDATED
                                           -------------      -------------   -------------    -------------
Revenue                                    $     314,728(a)   $     186,154   $          --    $     500,882

Operating expense                                249,468            168,000           4,111          421,579
                                           -------------      -------------   -------------    -------------

EBITDA(c)                                         65,260             18,154          (4,111)          79,303

Depreciation & amortization expense
   excluding goodwill amortization                13,419              2,751             392           16,562

Goodwill amortization                              4,857              1,157              --            6,014
                                           -------------      -------------   -------------    -------------
Operating income (loss)                    $      46,984      $      14,246   ($      4,503)   $      56,727
                                           =============      =============   =============    =============

    QUARTER ENDED DECEMBER 31, 1999

                                                                FEDERAL
                                            COMMERCIAL         GOVERNMENT       CORPORATE      CONSOLIDATED
                                           -------------      -------------   -------------    -------------
Revenue                                    $     323,142(a)   $     152,866   $          --    $     476,008

Operating expense                                268,165(d)         138,617           2,647          409,429
                                           -------------      -------------   -------------    -------------

EBITDA(c)                                         54,977             14,249          (2,647)          66,579

Depreciation & amortization expense
   excluding goodwill amortization                13,315              2,280             282           15,877

Goodwill amortization                              4,675                617              --            5,292
                                           -------------      -------------   -------------    -------------
Operating income (loss)                    $      36,987      $      11,352   ($      2,929)   $      45,410
                                           =============      =============   =============    =============

----------

         (a) Revenue includes $0 and $74.6 million for the three months ended December 2000 and 1999, respectively, and $7.5 million and $154.3 million for the six months ended December 31, 2000 and 1999, related to the divestitures announced in June 2000.

         (b) Operating expense includes $12.5 million of non-recurring charges related to hardware lease buyouts and disaster recovery contracts, legal fees and a writedown of property held-for-sale to market value (see Note 4).

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

         (d) Operating expense for quarter ended December 31, 1999 included $3.0 million of accelerated expenses in connection with the consolidation of certain business process outsourcing operations (see Note 4).

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.  SEGMENT INFORMATION (CONTINUED)

    SIX MONTHS ENDED DECEMBER 31, 2000

                                                                FEDERAL
                                            COMMERCIAL         GOVERNMENT       CORPORATE       CONSOLIDATED
                                           -------------      -------------   -------------    -------------
    Revenue                                $     615,744(a)   $     363,764   $          --    $     979,508

    Operating expense                            500,974(b)         328,418           7,548          836,940
                                           -------------      -------------   -------------    -------------
    EBITDA(c)                                    114,770             35,346          (7,548)         142,568

    Depreciation & amortization expense
       excluding goodwill amortization            25,672              5,482             713           31,867

    Goodwill amortization                          9,486              2,315              --           11,801
                                           -------------      -------------   -------------    -------------
    Operating income (loss)                $      79,612      $      27,549   ($      8,261)   $      98,900
                                           =============      =============   =============    =============


    SIX MONTHS ENDED DECEMBER 31, 1999


                                                                 FEDERAL
                                            COMMERCIAL          GOVERNMENT      CORPORATE      CONSOLIDATED
                                           -------------      -------------   -------------    -------------
Revenue                                    $     630,383(a)   $     293,311   $          --    $     923,694

Operating expense                                520,984(d)         265,534           5,530          792,048
                                           -------------      -------------   -------------    -------------

EBITDA(c)                                        109,399             27,777          (5,530)         131,646

Depreciation & amortization expense
   excluding goodwill amortization                25,587              4,316             544           30,447

Goodwill amortization                              8,914              1,198              --           10,112
                                           -------------      -------------   -------------    -------------
Operating income (loss)                    $      74,898      $      22,263   ($      6,074)   $      91,087
                                           =============      =============   =============    =============

----------
     (a) Revenue includes $0 and $74.6 million for the three months ended December 2000 and 1999, respectively, and $7.5 million and $154.3 million for the six months ended December 31, 2000 and 1999, related to the divestitures announced in June 2000.

     (b) Operating expense includes $12.5 million of non-recurring charges related to hardware lease buyouts and disaster recovery contracts, legal fees and a writedown of property held-for-sale to market value (see Note
     4).

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

     (d) Operating expense for quarter ended December 31, 1999 included $3.0 million of accelerated expenses in connection with the consolidation of certain business process outsourcing operations (see Note 4).

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding our financial position, business strategy and plans and objectives of our management for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. While we believe that the assumptions concerning future events are reasonable, we caution that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the performance of recently acquired businesses; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish its information technology requirements; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities or existing government programs; and our ability, and the related cost of attracting and retaining highly skilled personnel.

SIGNIFICANT DEVELOPMENTS

During the fourth quarter of fiscal 2000, we entered into a formal plan to divest certain business units consisting of our ATM processing business and our commercial staffing business due to the fact that these businesses were no longer strategic to our long-term goal of providing information technology and business process outsourcing services. By October 31, 2000, we had completed the sale of and received the proceeds from these divestitures. During the first quarter of fiscal 2001, we recorded a $12.8 million gain in other non-operating income associated with the sale of a non-strategic minority investment in ACS Merchant Services, Inc.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      DECEMBER 31,                     DECEMBER 31,
                                           -------------------------------     -------------------------------
                                               2000              1999              2000               1999
                                           -------------     -------------     -------------     -------------
Revenues                                             100%              100%              100%              100%
Expenses:
     Wages and benefits                             42.4              42.7              43.8              43.1
     Services and supplies                          30.3              31.6              28.7              30.7
     Rent, lease and maintenance                    10.5              10.7              11.8              11.0
     Depreciation and amortization                   4.5               4.5               4.5               4.3
     Other operating expenses                        1.0               1.0               1.1               1.0
                                           -------------     -------------     -------------     -------------
         Total operating expenses                   88.7              90.5              89.9              90.1

                                           -------------     -------------     -------------     -------------
     Operating income                               11.3               9.5              10.1               9.9

Interest expense                                     1.0               1.2               1.0               1.1
Other non-operating income, net                     (0.2)             (1.0)             (1.5)             (0.6)
                                           -------------     -------------     -------------     -------------

     Pretax profit                                  10.5               9.3              10.6               9.4
     Income tax expense                              4.1               3.8               4.2               3.8
                                           -------------     -------------     -------------     -------------
     Net income                                      6.4%              5.5%              6.4%              5.6%
                                           =============     =============     =============     =============

COMPARISON OF THE QUARTER ENDED DECEMBER 31, 2000 TO THE QUARTER ENDED DECEMBER 31, 1999

The divested units contributed $74.6 million in revenue in the second quarter of fiscal 2000. Excluding the divested units, revenues increased 25% from $401.4 million to $500.9 million for the second quarter of fiscal 2001. More than half of the increase, or 14%, was derived from internal growth. Excluding the revenues from the divested units, revenues from our commercial segment increased $66.2 million, or 27%. Revenue growth in the commercial segment was primarily due to new signings in state Medicaid and welfare benefit program management, as well as information technology contract signings. Revenues from our federal government segment increased $33.3 million, or 22%, over the prior year quarter primarily due to the acquisition of Intellisource in the fourth quarter of fiscal 2000.

Included in the operating expenses in the second quarter of fiscal 2000 was $3.0 million of accelerated expenses related to the consolidation of certain business process outsourcing operations (see Note 4). Excluding this non-recurring charge, operating margins increased 1.1% from 10.2% to 11.3% as a result of the divestiture program completed in the first quarter. Services and supplies decreased as a percentage of revenue from 31.6% to 30.3% due to the divestiture of the ATM processing business, which had a large component of interchange fees paid to ATM distributors.

Other non-operating income for the second quarter of fiscal 2000 included the recognition of a $3.0 million gain on the collection of a fully reserved note receivable from the sale of a business unit in fiscal 1999 (see Note 4). Excluding this non-recurring gain, other non-operating income decreased by $0.6 million.

Our effective tax rate of approximately 39.5% in the second quarter of fiscal 2001 exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2000 TO THE SIX MONTHS ENDED DECEMBER 31, 1999

Excluding revenues related to the divested units ($7.5 million and $154.3 million for the six months ended December 31, 2000 and 1999 respectively), revenue increased $202.6 million, or 26% over the prior year from $769.4 million to $972.0 million. Revenues from our commercial segment increased, excluding the divested units, $132.1 million, or 28%, due to acquisitions as well as signings of new customer contracts in state Medicaid and Welfare benefit program management and information technology. Revenues in our federal government segment increased $70.5 million, or 24%, primarily as a result of the acquisition of Intellisource in the fourth quarter of fiscal year 2000.

Excluding the $12.5 million and $3.0 million in non-recurring charges in the first six months of fiscal years 2001 and 2000, respectively (see Note 4), operating margins increased 1.2% from 10.2% to 11.4% in fiscal 2001 as a result of the completed divestiture program announced in the fourth quarter of fiscal 2000. Wages and benefits as a percentage of revenue increased from 43.1% to 43.8% as a result of the divestitures, which had a smaller component of wages and benefit expense, and our continued focus on delivering business process outsourcing services, which has a larger component of wages and benefits. Services and supplies as a percentage of revenue decreased from 30.7% to 28.7% as a result of the divestiture of the ATM processing business, which had a large component of interchange fees paid to ATM distributors. After adjusting for the non-recurring charges of $10.4 million in fiscal 2001 and $2.6 million in fiscal 2000, rent, lease and maintenance expense remained relatively constant.

Other non-operating income includes non-recurring gains of $12.8 million and $3.0 million in the six months ended December 31, 2000 and 1999, respectively (see Note 4). Excluding these gains, other non-operating income decreased as a percentage of revenue from 0.3% to 0.2%.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, we had cash and cash equivalents totaling $14.2 million compared to $44.5 million at June 30, 2000. Included in the cash balances at December 31, 2000 and June 30, 2000 were $12.8 million and $22.3 million, respectively, of restricted cash held on behalf of governmental customers. Working capital decreased to $269.4 million at December 31, 2000 from $413.6 million at June 30, 2000 due primarily to the collection of proceeds from divestitures and the subsequent paydown of long-term debt.

Cash flow from operations was $7.4 million for the six months ended December 31, 2000. However, during the first quarter of fiscal 2001, we paid approximately $48.7 million in income taxes related to the net gain from our divestiture activity and approximately $10.4 million of non-recurring lease termination charges, which are included in cash flows from operations. After adjusting for these items, our net cash provided by operating activities would have been approximately $66.5 million for the six months ended December 31, 2000. Cash flow from investing activities was $78.7 million primarily due to the collection of proceeds from divestitures offset by the acquisition of BRC in the second quarter of fiscal 2001. Net cash used in financing activities was $116.4 million, which was the result of credit facility paydowns from the divestiture proceeds less the borrowing for the BRC acquisition.

In order to manage interest costs and exposure to changing interest rates, we hold two interest rate hedges initiated in December 1998 and expiring in December 2001. Each hedge is structured such that we pay a fixed rate of interest of 4.54% and receive a floating rate of interest based on one month LIBOR. The notional amount of the two hedges totals $100,000,000 and the fair market value of the two hedges at December 31, 2000 was approximately $1.3 million, which is recorded in other current assets (see Note 2). The fair value of each interest rate hedge reflects termination cash value.

Management believes that available cash and cash equivalents, together with cash generated from operations and available borrowings under our credit facility, will provide adequate funds for our anticipated internal growth needs, including working capital expenditures. Our management also believes that cash provided by operations will be sufficient to satisfy all existing debt obligations as they become due. However, we intend to continue our growth through acquisitions and we regularly evaluate potential acquisition candidates, which acquisitions could require significant commitments of capital. In order to pursue such opportunities, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and expansion opportunities and how such opportunities will be financed.

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


                                     PART II

ITEM 1. LEGAL PROCEEDINGS

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by twenty-one former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, "GSA/FTSA"). The GSA/FTSA employees alleged that they were entitled to the value of 401,541 shares of our stock pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former data processing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17,000,000, which includes attorneys' fees and pre-judgment interest, but excludes additional attorneys' fees of approximately $850,000 which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs' claims. We filed our appeal of the judgment on March 15, 1999 and are vigorously pursuing the appeal. The plaintiffs also filed a notice of appeal and are pursuing their appeal. Should the proceedings not be favorably resolved on appeal, we would be subject to a charge equal to the amount of any final judgment, fees and interest awarded in favor of the plaintiffs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 26, 2000, we held our 2000 annual meeting of stockholders, at which meeting our stockholders were asked to vote on the following proposals: (i) elect two directors to the Board ("Proposal 1") and (ii) approve the performance-based incentive compensation for our executive officers ("Proposal 2"). The results of the votes on such proposals were as follows:


Proposal 1:                                  Votes
                                --------------------------------
                                     For             Withheld
                                -------------      -------------
Darwin Deason                      68,325,867          7,179,368
Jeffrey A. Rich                    74,584,312            920,923

                                  Votes For           Votes Against           Abstentions
                                -------------       ----------------       ----------------
Proposal 2:                        74,580,693                760,703                163,839



The following individuals continued their respective terms of service as directors of Affiliated Computer Services, Inc. following the meeting:

         Mark A. King
         William L. Deckelman, Jr.
         Peter A. Bracken
         Henry Hortenstine
         Joseph P. O'Neill
         Frank A. Rossi
         Clifford M. Kendall

ITEM 5.  OTHER INFORMATION

On February 14, 2001, we filed a Certificate of Correction of our Second Amended and Restated Certificate of Incorporation to remove a provision establishing a classified Board of Directors. The provision had been the subject of a vote at a stockholders meeting held on December 16, 1997, after which the amendment was filed with the Delaware Secretary of State. While the proposed amendment received the approval of more than 80% of the voting shares present and voting on the measure, it failed to receive the required approval of 80% of our total outstanding voting stock. We filed the Certificate of Correction promptly upon determining that the required approval was not obtained. Our current directors, who with one exception were directors at the time of the prior amendment, have served and will continue to serve until their successors are duly elected or appointed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)      Exhibits

         10.1 Guaranty of Affiliated Computer Services, Inc. of Citibank loan to DDH Aviation.

b.)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of February 2001.

                                           AFFILIATED COMPUTER SERVICES, INC.

                                           By:   /s/ Mark A. King
                                              ---------------------------------
                                              Mark A. King
                                              Executive Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX


  Exhibit
  Number          Description
-----------       -----------
   10.1           Guaranty of Affiliated Computer Services, Inc. of Citibank
                  loan to DDH Aviation.