Form 10-Q
period 2001-03-31
AFFILIATED COMPUTER SERVICES INC
filed 2001-05-15
CIK 2135

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     March 31, 2001
                                   --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the period from __________ to __________

                         Commission file number 0-24787
                                               ---------

                       AFFILIATED COMPUTER SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     51-0310342
 ------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2828 North Haskell, Dallas,  Texas                         75204
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (214) 841-6111

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             NUMBER OF SHARES OUTSTANDING AS OF
         TITLE OF EACH CLASS                           APRIL 10, 2001
--------------------------------------      ------------------------------------
 Class A Common Stock, $.01 par value                    46,957,148
 Class B Common Stock, $.01 par value                     3,299,686
                                                      -----------------
                                                         50,256,834

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                PAGE
PART I.                 FINANCIAL INFORMATION                                                  NUMBER

Item 1.    Consolidated Financial Statements:

                   Consolidated Balance Sheets at March 31, 2001 and
                             June 30, 2000                                                        1

                   Consolidated Statements of Income for the Three and Nine Months
                             Ended March 31, 2001 and 2000                                        2

                   Consolidated Statements of Cash Flows for the Nine Months
                             Ended March 31, 2001 and 2000                                        3

                   Notes to Consolidated Financial Statements                                   4 - 7


Item 2.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                     8 - 10


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                      10

Item 2.    Changes in Securities and Use of Proceeds                                              10

Item 6.    Exhibits and Reports on Form 8-K                                                       11

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                MARCH 31,           JUNE 30,
                                                                  2001               2000
                                                               (UNAUDITED)         (AUDITED)
                                                               -----------        -----------
                ASSETS
Current assets:
     Cash and cash equivalents                                 $   276,214        $    44,521
     Accounts receivable, net                                      456,307            399,853
     Receivable from divestitures                                       --            180,335
     Inventory                                                       8,540              7,324
     Prepaid expenses and other current assets                      58,233             71,290
     Net assets held for sale                                           --             43,362
     Deferred taxes                                                  9,283             25,189
                                                               -----------        -----------
         Total current assets                                      808,577            771,874

Property, equipment and software, net                              226,799            194,034
Goodwill and other intangibles, net                                729,610            650,263
Long-term investments and other assets                              47,145             40,275
                                                               -----------        -----------

         Total assets                                          $ 1,812,131        $ 1,656,446
                                                               ===========        ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          $    28,788        $    47,901
     Accrued compensation and benefits                              66,191             69,208
     Other accrued liabilities                                     128,432            156,720
     Income taxes payable                                           12,974             60,671
     Short-term debt                                                 2,990              2,877
     Current portion of unearned revenue                            20,487             20,865
                                                               -----------        -----------
         Total current liabilities                                 259,862            358,242

Convertible notes                                                  546,990            230,000
Long-term debt                                                     103,389            295,619
Deferred taxes                                                      49,902             35,316
Other long-term liabilities                                         22,964             25,892
                                                               -----------        -----------
         Total liabilities                                         983,107            945,069
                                                               -----------        -----------

Stockholders' equity:
     Class A common stock                                              468                463
     Class B common stock                                               33                 33
     Additional paid-in capital                                    330,866            321,525
     Retained earnings                                             497,655            400,200
     Accumulated other comprehensive income (net of tax)                23                 --
                                                                       (21)           (10,844)
                                                               -----------        -----------
         Total stockholders' equity                                829,024            711,377
                                                               -----------        -----------

         Total liabilities and stockholders' equity            $ 1,812,131        $ 1,656,446
                                                               ===========        ===========


                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    MARCH 31,                          MARCH 31,
                                         -----------------------------       -----------------------------
                                             2001              2000              2001              2000
                                         -----------       -----------       -----------       -----------

Revenues                                 $   533,574       $   510,439       $ 1,513,082       $ 1,434,133
Expenses:
     Wages and benefits                      232,220           222,635           660,851           620,750
     Services and supplies                   157,796           155,933           438,778           439,453
     Rent, lease and maintenance              53,621            52,807           169,010           154,152
     Depreciation and amortization            24,586            23,286            68,254            63,845
     Other operating expenses                  3,584             5,774            15,522            14,842
                                         -----------       -----------       -----------       -----------
           Total operating expenses          471,807           460,435         1,352,415         1,293,042
                                         -----------       -----------       -----------       -----------

     Operating income                         61,767            50,004           160,667           141,091

Interest expense                               6,375             6,192            16,250            16,651
Other non-operating income, net               (2,301)           (2,818)          (16,659)           (8,552)
                                         -----------       -----------       -----------       -----------

           Pretax profit                      57,693            46,630           161,076           132,992

Income tax expense                            22,500            18,794            63,336            53,684
                                         -----------       -----------       -----------       -----------

      Net income                         $    35,193       $    27,836       $    97,740       $    79,308
                                         ===========       ===========       ===========       ===========

Earnings per common share:

   Basic                                 $       .70       $       .57       $      1.97       $      1.61
                                         ===========       ===========       ===========       ===========

   Diluted                               $       .64       $       .53       $      1.80       $      1.50
                                         ===========       ===========       ===========       ===========


Shares used in computing earnings
per common share:

   Basic                                      49,964            49,139            49,736            49,240

   Diluted                                    58,673            55,658            57,245            55,873



                 See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  -------------------------
                                                                                     2001            2000
                                                                                  ---------       ---------
Cash flows from operating activities:
    Net income                                                                    $  97,740       $  79,308
                                                                                  ---------       ---------

    Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
        Depreciation and amortization                                                68,254          63,845
        Gain on sale of investment                                                  (12,785)         (1,741)
        Gain on collection of note receivable                                        (1,713)         (3,000)
        Other                                                                           239          (1,307)
        Changes in assets and liabilities, net of effects from acquisitions:
           Decrease in ATM cash                                                          --             600
           Increase in accounts receivable                                          (52,729)        (20,952)
           Increase in inventory                                                     (1,109)         (1,091)
           (Increase) decrease in prepaid expenses and other current assets           7,972          (9,305)
           Change in deferred taxes                                                  31,175          16,857
           (Increase) decrease in other long-term assets                              2,186          (6,441)
           Decrease in accounts payable                                             (21,322)        (10,505)
           Decrease in accrued compensation and benefits                             (2,662)        (14,046)
           Decrease in other accrued liabilities                                     (9,962)         (1,079)
           Increase (decrease) in income taxes payable                              (37,815)          5,625
           Increase (decrease) in unearned revenue                                   (5,476)          2,634
           Increase in other long-term liabilities                                      713           1,128
                                                                                  ---------       ---------

        Total adjustments                                                           (35,034)         21,222
                                                                                  ---------       ---------
        Net cash provided by operating activities                                    62,706         100,530
                                                                                  ---------       ---------

Cash flows from investing activities:
    Purchases of property, equipment and software, net of sales                     (68,740)        (52,259)
    Payments for acquisitions, net of cash acquired                                 (87,047)       (197,607)
    Proceeds from divestitures, net of transaction costs                            206,235              --
    Purchase of investments                                                            (500)         (9,769)
    Proceeds from sale of investment                                                 17,100           2,260
    Additions to other intangible assets                                            (20,743)         (7,542)
    Additions to notes receivable                                                    (3,229)         (1,553)
    Proceeds received on notes receivable                                             8,913           8,158
    Other                                                                                --              41
                                                                                  ---------       ---------
        Net cash provided by (used in) investing activities                          51,989        (258,271)
                                                                                  ---------       ---------

Cash flows from financing activities:
    Proceeds from issuance of  debt, net of issuance costs                          674,983         225,840
    Repayments of  debt                                                            (566,089)        (76,873)
    Proceeds from stock options exercised                                             8,400           2,069
    Net repayment of ATM debt                                                            --            (600)
    Other, net                                                                         (296)           (789)
                                                                                  ---------       ---------
        Net cash provided by financing activities                                   116,998         149,647
                                                                                  ---------       ---------

Net increase (decrease) in cash and cash equivalents                                231,693          (8,094)
Cash and cash equivalents at beginning of period                                     44,521          28,580

                                                                                  ---------       ---------
Cash and cash equivalents at end of period                                        $ 276,214       $  20,486
                                                                                  =========       =========


                See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 1000 Company based in Dallas, Texas with operations primarily in North America, as well as Central America, Africa, South America, Europe and the Middle East. We provide business process and technology outsourcing to world class commercial and government clients.

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

2.  CONVERTIBLE DEBT OFFERING

    On February 21, 2001, we completed the sale of a new issue of $300 million of 3.5% Convertible Subordinated Notes due February 15, 2006 (the "Notes"). The sale of an additional $17 million aggregate Notes pursuant to an overallotment option was completed on March 22, 2001. The Notes are convertible into our Class A common stock at a conversion rate of 11.5117 shares of Class A common stock for each $1,000 principal amount of Notes (equivalent to a conversion price of $86.87 per share of Class A common stock), subject to adjustments in certain events. Interest on the Notes is payable semi-annually on February 15 and August 15 of each year commencing on August 15, 2001. The Notes may be redeemed at our option on or after February 18, 2004, in whole or in part, at the redemption prices set forth in the Notes.

3.  HEDGING ACTIVITIES AND COMPREHENSIVE INCOME

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities". The statement requires us to record all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. As of March 31, 2001, the fair market value of our interest rate hedge was $37,000 and was recorded in other current assets.

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

    The components of comprehensive income are as follows (in thousands):

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             MARCH 31,                    MARCH 31,
                                                     -----------------------      -----------------------
                                                       2001           2000          2001          2000
                                                     -----------------------      -----------------------

Net income                                           $ 35,193       $ 27,836      $ 97,740      $ 79,308

Change in fair value of derivatives (net of tax          (754)            --            23            --
effect of ($492) and $15, respectively)
                                                     --------       --------      --------      --------

Comprehensive income                                 $ 34,439       $ 27,836      $ 97,763      $ 79,308
                                                     ========       ========      ========      ========

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.  EARNINGS PER SHARE

    In accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share", the following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share:

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   MARCH 31,                   MARCH 31,
                                                              2001          2000          2001          2000
                                                            --------      --------      --------      --------
Numerator:
  Numerator for earnings per share (basic) -
    Income available to common stockholders                 $ 35,193      $ 27,836      $ 97,740      $ 79,308
  Effect of dilutive securities:
    Interest on convertible debt                               2,374         1,538         5,449         4,616
                                                            --------      --------      --------      --------

  Numerator for earnings per share assuming
   Dilution - income available to common stockholders       $ 37,567      $ 29,374      $103,189      $ 83,924
                                                            ========      ========      ========      ========
Denominator:
  Weighted average shares outstanding (basic)                 49,964        49,139        49,736        49,240
  Effect of dilutive securities:
    Convertible debt                                           6,915         5,392         5,892         5,392
    Stock options                                              1,794         1,127         1,617         1,241
                                                            --------      --------      --------      --------
    Total potential common shares                              8,709         6,519         7,509         6,633
                                                            --------      --------      --------      --------
 Denominator for earnings per share assuming
    Dilution                                                  58,673        55,658        57,245        55,873
                                                            ========      ========      ========      ========
Earnings per common share (basic)                           $    .70      $    .57      $   1.97      $   1.61
                                                            ========      ========      ========      ========
Earnings per common share assuming dilution                 $    .64      $    .53      $   1.80      $   1.50
                                                            ========      ========      ========      ========

5.  NON-RECURRING ITEMS

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

    In the second quarter of fiscal 2000, we recorded $3.0 million of accelerated expenses in connection with the consolidation of certain business process outsourcing operations. These expenses included approximately $2.6 million related to duplicate software and production facilities (reflected in rent, lease and maintenance expense), $0.2 million of unamortized leasehold improvements and write off of excess equipment (reflected in depreciation and amortization expense) and $0.2 million for severance payments for reductions in staff (reflected in wages and benefits expense).

    In January 1999, we sold a business unit of an acquired company to CyberPlus Corporation ("Cyberplus"). As part of the consideration, we received a $3.2 million promissory note due March 2000 and 2.1 million warrants to purchase CyberPlus common stock. Given the financial uncertainty surrounding CyberPlus, the note receivable was fully reserved. In the second quarter of fiscal 2000, CyberPlus obtained financing and repaid $3.0 million on the promissory note, resulting in a $3.0 million gain (reflected in other non-operating income).

6.  ACCUMULATED DEPRECIATION AND AMORTIZATION

    Property, equipment and software are stated net of accumulated depreciation of $202.1 million and $165.6 million at March 31, 2001 and June 30, 2000, respectively. Additionally, goodwill and other intangibles are stated net of accumulated amortization of $105.6 million and $80.3 million at March 31, 2001 and June 30, 2000, respectively.

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

8.  SEGMENT INFORMATION

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

QUARTER ENDED MARCH 31, 2001
----------------------------
                                                            FEDERAL
                                         COMMERCIAL        GOVERNMENT     CORPORATE      CONSOLIDATED
                                         ----------        ----------     ---------      ------------

Revenue                                   $343,427          $190,147       $     --        $533,574

Operating expense                          272,347           170,627          4,247         447,221
                                          --------          --------       --------        --------

EBITDA(b)                                   71,080            19,520         (4,247)         86,353

Depreciation & amortization expense
   excluding goodwill amortization          15,020             2,871            483          18,374

Goodwill amortization                        5,019             1,193             --           6,212

                                          --------          --------       --------        --------
Operating income (loss)                   $ 51,041          $ 15,456       ($ 4,730)       $ 61,767
                                          ========          ========       ========        ========

QUARTER ENDED MARCH 31, 2000
----------------------------
                                                            FEDERAL
                                         COMMERCIAL        GOVERNMENT     CORPORATE     CONSOLIDATED
                                         ----------        ----------     ---------     ------------

Revenue                                   $351,739(a)       $158,700       $     --        $510,439

Operating expense                          287,647           145,244          4,258         437,149
                                          --------          --------       --------        --------

EBITDA(b)                                   64,092            13,456         (4,258)         73,290

Depreciation & amortization expense
   excluding goodwill amortization          14,818             2,275            286          17,379

Goodwill amortization                        5,311               596             --           5,907

                                          --------          --------       --------        --------
Operating income (loss)                   $ 43,963          $ 10,585       ($ 4,544)       $ 50,004
                                          ========          ========       ========        ========

----------
(a) Revenue includes $74.7 million for the three months ended March 2000 related to the divestitures announced in June 2000.

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

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.  SEGMENT INFORMATION (CONTINUED)

NINE MONTHS ENDED MARCH 31, 2001
--------------------------------
                                                               FEDERAL
                                          COMMERCIAL          GOVERNMENT       CORPORATE        CONSOLIDATED
                                          ----------          ----------       ----------       ------------

Revenue                                   $  959,170(a)       $  553,912       $       --        $1,513,082

Operating expense                            773,215(b)          499,045           11,901         1,284,161
                                          ----------          ----------       ----------        ----------

EBITDA(c)                                    185,955              54,867          (11,901)          228,921

Depreciation & amortization expense
   excluding goodwill amortization            40,692               8,353            1,196            50,241

Goodwill amortization                         14,505               3,508               --            18,013

                                          ----------          ----------       ----------        ----------
Operating income (loss)                   $  130,758          $   43,006       ($  13,097)       $  160,667
                                          ==========          ==========       ==========        ==========

NINE MONTHS ENDED MARCH 31, 2000
--------------------------------
                                                               FEDERAL
                                          COMMERCIAL          GOVERNMENT       CORPORATE        CONSOLIDATED
                                          ----------          ----------       ----------       ------------

Revenue                                   $  982,122(a)       $  452,011       $       --        $1,434,133

Operating expense                            808,298(d)          410,778           10,121         1,229,197
                                          ----------          ----------       ----------        ----------

EBITDA(c)                                    173,824              41,233          (10,121)          204,936

Depreciation & amortization expense
   excluding goodwill amortization            40,406               6,591              829            47,826

Goodwill amortization                         14,225               1,794               --            16,019

                                          ----------          ----------       ----------        ----------
Operating income (loss)                   $  119,193          $   32,848       ($  10,950)       $  141,091
                                          ==========          ==========       ==========        ==========


(a) Revenue includes $7.5 million and $229.0 million for the nine months ended March 31, 2001 and 2000, related to the divestitures announced in June 2000.

(b) Operating expense includes $12.5 million of non-recurring charges related to hardware lease buyouts and disaster recovery contracts, legal fees and a writedown of property held-for-sale to market value (see Note 5).

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

(d) Operating expense for the nine months ended March 31, 2000 included $3.0 million of accelerated expenses in connection with the consolidation of certain business process outsourcing operations (see Note 5).

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                               MARCH 31,                      MARCH 31,
                                         ---------------------         ---------------------
                                          2001           2000           2001           2000
                                         ------         ------         ------         ------

Revenues                                    100%           100%           100%           100%

Expenses:
     Wages and benefits                    43.5           43.6           43.7           43.3
     Services and supplies                 29.6           30.5           29.0           30.6
     Rent, lease and maintenance           10.0           10.4           11.2           10.7
     Depreciation and amortization          4.6            4.6            4.5            4.5
     Other operating expenses               0.7            1.1            1.0            1.0
                                         ------         ------         ------         ------
         Total operating expenses          88.4           90.2           89.4           90.1
                                         ------         ------         ------         ------

     Operating income                      11.6            9.8           10.6            9.9

Interest expense                            1.2            1.2            1.1            1.2
Other non-operating income, net            (0.4)          (0.6)          (1.1)          (0.6)
                                         ------         ------         ------         ------

     Pretax profit                         10.8            9.2           10.6            9.3
     Income tax expense                     4.2            3.7            4.2            3.7
                                         ------         ------         ------         ------

     Net income                             6.6%           5.5%           6.4%           5.6%
                                         ======         ======         ======         ======

COMPARISON OF THE QUARTER ENDED MARCH 31, 2001 TO THE QUARTER ENDED MARCH 31,
2000

Excluding the third quarter fiscal year 2000 revenue related to the divested units of $74.7 million, revenues increased 22% from $435.7 million to $533.6 million for the third quarter of fiscal 2001. More than two-thirds of the revenue increase, or 15%, was derived from internal growth. Excluding the revenues from the divested units, revenues from our commercial segment increased $66.4 million, or 24%. Internal revenue growth of 20% in the commercial segment was primarily due to growth in new and existing business process outsourcing, technology outsourcing contracts and state Medicaid and Welfare benefit program management contracts. Revenues from our federal government segment increased $31.4 million, or 20%, over the prior year quarter. This growth was comprised of 5% internal growth and 15% from the Intellisource acquisition in the fourth quarter of fiscal 2000.

Operating income increased $11.8 million, or 24% to $61.8 million in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000. Operating margins increased to 11.6% in the third quarter of fiscal 2001 from
9.8 % in the third quarter of fiscal 2000 as a result of the divestitures program that was completed in the first quarter of fiscal year 2001. Services and supplies as a percentage of revenue decreased from 30.5% in the third quarter of fiscal year 2000 to 29.6% in the third quarter of fiscal 2001 due to the divestiture of the ATM processing business, which had a large component of interchange fees paid to ATM distributors.

Our effective tax rate of approximately 39.0% in the third quarter of fiscal 2001 exceeded the federal statutory rate of 35%, due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2001 TO THE NINE MONTHS ENDED MARCH 31, 2000

Excluding revenues related to the divested units ($7.5 million and $229.0 million for the nine months ended March 31, 2001 and 2000 respectively), revenue increased $300.5 million, or 25% over the prior year from $1.21 billion to $1.51 billion. Revenues from our commercial segment increased, excluding the divested units, $198.6 million, or 26% as a result of new customer contracts in state Medicaid and Welfare benefit program management and growth from new and existing business process outsourcing and technology outsourcing contracts. Revenues in our federal government segment increased $101.9 million, or 23%, primarily as a result of the acquisition of Intellisource in the fourth quarter of fiscal year 2000 and growth in tasks performed under Department of Education contracts.

Excluding the $12.5 million and $3.0 million in non-recurring charges in the first nine months of fiscal years 2001 and 2000, respectively (see Note 5), operating margins increased 1.4% from 10.0% to 11.4% in fiscal 2001 as a result of the completed divestiture program completed in the first quarter of fiscal year 2001. Wages and benefits as a percentage of revenue increased from 43.3% to 43.7% as a result of the divestitures, which had a smaller component of wages and benefit expense, and our continued focus on delivering business process outsourcing services, which has a larger component of wages and benefits. Services and supplies as a percentage of revenue decreased from 30.6% to 29.0% as a result of the divestiture of the ATM processing business, which had a large component of interchange fees paid to ATM distributors. After adjusting for the non-recurring charges of $10.4 million in fiscal 2001 and $2.6 million in fiscal 2000, rent, lease and maintenance expense remained relatively constant.

Other non-operating income includes non-recurring gains of $12.8 million and $3.0 million in the nine months ended March 31, 2001 and 2000, respectively (see
Note 5). Excluding these gains, other non-operating income decreased as a percentage of revenue from 0.4% to 0.3% primarily due to income earned on the excess cash from the issuance of the February 2001 Convertible Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had cash and cash equivalents totaling $276.2 million compared to $44.5 million at June 30, 2000. Included in the cash balances at March 31, 2001 and June 30, 2000 were $5.6 million and $22.3 million, respectively, of restricted cash held on behalf of governmental customers. Working capital increased to $548.7 million at March 31, 2001 from $413.7 million at June 30, 2000 due primarily to the collection of proceeds from divestitures and the February 2001 convertible notes (see Note 2) offset by the subsequent paydown of long-term debt. We had approximately $341 million available under our credit facility as of March 31, 2001.

Cash flow from operations was $62.7 million for the nine months ended March 31, 2001. However, during the first quarter of fiscal 2001, we paid approximately $49.7 million in income taxes related to the net gain from our divestiture activity and approximately $10.4 million of non-recurring lease termination charges, which are included in cash flows from operations. After adjusting for these items, our net cash provided by operating activities would have been approximately $122.8 million for the nine months ended March 31, 2001. Cash flow from investing activities was $52.0 million primarily due to the collection of proceeds from divestitures offset by the acquisition of BRC in the second quarter of fiscal 2001 (see Note 7). Net cash provided by financing activities was $117.0 million, which was the result of proceeds from issuances of debt, including the February 2001 Convertible Subordinated Notes offering, less paydowns of our credit facility.

We hold two interest rate hedges initiated in December 1998 and expiring in December 2001. Each hedge is structured such that we pay a fixed rate of interest of 4.54% and receive a floating rate of interest based on one month LIBOR. The notional amount of the two hedges totals $100,000,000 and the fair market value of the two hedges at March 31, 2001 was approximately $37,000, which is recorded in other current assets (see Note 3). The fair value of each interest rate hedge reflects termination cash value.

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

NEW ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. We do not believe the adoption of SAB 101 will have a material impact on our future earnings and financial position.


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

We are subject to certain other legal proceedings, claims and disputes which arise in the ordinary course of business. Although we cannot predict the outcome of these legal proceedings, management does not believe these actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 21, 2001, we completed the sale of a new issue of $300 million aggregate principal amount with the option to purchase an additional $50 million aggregate principal amount ("Overallotment Option") of 3.5% Convertible Subordinate Notes due February 15, 2006 (the "Notes"). The sale of an additional $17 million aggregate Notes pursuant to the Overallotment Option was completed on March 22, 2001. The Notes are convertible into Class A common stock at a conversion rate of 11.5117 shares of class A common stock for each $1,000 principal amount of Notes (equivalent to a conversion price of $86.87 per share of Class A common stock), subject to adjustments in certain events. The Notes were sold to Goldman, Sachs & Co. and Bear Stearns & Co. (collectively, the "Purchasers") in a unregistered private placement. The discount to the Purchasers was 2.5% of the $317 million principal amount of the Notes purchased (or an aggregated amount of $7.9 million). We used $65 million of the proceeds from the Notes to pay down our credit facility and we intend to use the remainder for working capital and general corporate purposes, which may include acquisitions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)     Exhibits.

        4.1 Indenture, dated as of February 21, 2001, between Affiliated Computer Service, Inc and U.S. Trust Company of Texas, N.A. relating to the Notes (filed as exhibit 4.1 to the Company's Registration Statement and is incorporated herein by reference).

        4.2 Registration Rights Agreement between Affiliated Computer Services, Inc. and Goldman, Sachs, and Co. as representative of the several Purchasers named therein (filed as Exhibit 4.4 to the Company's Form S-3 on March 30, 2001 and incorporated herein by reference).


b.)     Reports on Form 8-K.

        1. On March 8, 2001, the Company filed a Current Report on Form 8-K announcing executive management changes.

        2. On April 4, 2001, the Company filed a Current Report on Form 8-K reporting the sale of a new issue of $317 million aggregate principal amount of 3.5% Convertible Subordinate Notes due February 15, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2001.

                                        AFFILIATED COMPUTER SERVICES, INC.

                                        By:   /s/  Warren D. Edwards
                                            -------------------------------
                                             Warren D. Edwards
                                             Executive Vice President and
                                             Chief Financial Officer