Form 10-K405
period 2001-06-30
AFFILIATED COMPUTER SERVICES INC
filed 2001-08-27
CIK 2135

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

MARK ONE       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [X]                   SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                       OR
  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____.
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

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         Name of exchange on
  Title of each class                                     which registered
-------------------------                              -----------------------
Class A common stock, par                              New York Stock Exchange
  value $.01 per share

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                                   ----------

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

                                  Yes  X   No
                                      ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     As of August 24, 2001, 47,592,056 shares of Class A common stock were outstanding. The aggregate market value of the Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of such date, approximated $3,843,709,000.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for 2001 Annual Meeting -
Part III.

================================================================================

                       AFFILIATED COMPUTER SERVICES, INC.

                                    FORM 10-K
                                  JUNE 30, 2001

PART I
    Item 1.   Business.................................................................................... 1
    Item 2.   Properties.................................................................................. 7
    Item 3.   Legal Proceedings........................................................................... 7
    Item 4.   Submission of Matters to a Vote of Security Holders......................................... 8

PART II
    Item 5.   Market for Our Common Equity and Related Stockholder Matters................................ 9
    Item 6.   Selected Consolidated Financial Data........................................................10
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......11
    Item 8.   Financial Statements and Supplementary Data.................................................17
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........43

PART III
    Item 10.  Directors and Executive Officers of the Registrant..........................................43
    Item 11.  Executive Compensation......................................................................43
    Item 12.  Security Ownership of Certain Beneficial Owners and Management..............................43
    Item 13.  Certain Relationships and Related Transactions..............................................43

PART IV
    Item 14.  Exhibits, Financial Statements, Financial Statement Schedule and Reports
                   on Form 8-K............................................................................43

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are a global, Fortune 1000 company delivering comprehensive business process outsourcing and information technology outsourcing solutions, as well as system integration services, to both commercial and federal government clients. We are based in Dallas, Texas and have offices primarily in North America, as well as Central America, South America, Europe, Africa and the Middle East. Our clients have time-critical, transaction-intensive information processing needs and we typically service these needs through long-term contracts. Approximately 89% of our revenues for the past three fiscal years were recurring revenues, which are revenues derived from services that our clients use each year in connection with their ongoing businesses.

     We were formed in 1988 to participate in the trend to outsource information processing requirements to third parties. This outsourcing enables businesses to focus on core operations, respond to rapidly changing technologies and reduce expenses associated with business processes and data processing. Our business strategy is to expand our client base and enhance our service offerings through both internal marketing and the acquisition of complementary companies. Our marketing efforts focus on developing long-term relationships with clients that choose to outsource mission critical business processes and information technology requirements. Our focus over the last several years has been to participate in the expanding business process outsourcing market. Our business expansion has been accomplished both from internal growth as well as through acquisition. Since inception through June 30, 2001, we have completed 53 acquisitions, which have resulted in geographic expansion, growth and diversification of our customer base, expansion of services and products offered, and increased economies of scale. Our revenues have increased from $534 million in fiscal year 1995 to $2.1 billion in fiscal year 2001, a compound growth rate of 25%. Of this growth, approximately one-half resulted from internal growth and the other half resulted from growth through acquisitions.

     On August 24, 2001 we acquired 100% of the stock of Lockheed Martin IMS Corporation ("IMS"), a wholly-owned subsidiary of Lockheed Martin Corporation for $825 million in cash plus transaction costs. IMS, with its principal office located in Washington D.C. and approximately 4,800 employees throughout the country, primarily provides business process outsourcing services to state and local government agencies focusing on health and human services, transportation, public safety and child support. IMS' revenues for the twelve-month period ending June 30, 2001 were approximately $620 million.

     We serve two primary markets. Our largest market is the commercial sector, which during fiscal year 2001 accounted for approximately 64% of our annual revenues. After the IMS acquisition, we believe our commercial sector now approximates 75% of our revenues. Within the commercial sector, which includes state and local governments, we provide business process outsourcing, systems integration services and technology outsourcing to a variety of clients nationwide, including healthcare providers, retailers, local municipalities, state agencies, wholesale distributors, manufacturers, utilities, financial institutions and insurance companies.

     We also serve the federal government market, which during fiscal year 2001 accounted for approximately 36% of our annual revenues. Following the IMS acquisition, we believe our federal government market now approximates 25% of our revenues. Our services in this market are comprised of business process outsourcing, systems integration services and technology outsourcing. Within our federal government business, approximately half of our revenues are derived from civilian agencies, including the Department of Education, with the remaining half from Department of Defense agencies.

MARKET OVERVIEW

     The demand for our services has grown substantially in recent years, and we believe that this will continue to increase in the future as a result of financial, strategic and technological factors. These factors include:

     o the increasing desire by businesses and government to drive process improvements and improve the speed of and reduce the cost of execution;

     o the increasing complexity of information technology systems and the need to connect electronically with clients, suppliers, and other internal systems;

     o the increasing requirements for rapid processing of information and the instantaneous communication of large amounts of data to multiple locations;

     o the desire of business and government organizations to focus on their core competencies;

     o the desire by businesses and government to take advantage of the latest advances in technology without the cost and resource commitment required to maintain an in-house system;

     o the desire by business and government to have a workforce that is able to expand and contract in relation to their business volumes; and

     o    the proliferation of web-based and wireless technologies.

BUSINESS STRATEGY

     The key components of our business strategy include the following:

     o Expand Client Base - We seek to develop long-term relationships with new clients by leveraging our subject matter expertise, world-wide data manufacturing capabilities and infrastructure of information technology products and services. Our primary focus is to increase our revenues by obtaining new clients with recurring requirements for business process and information technology services.

     o Expand Existing Client Relationships - We seek to expand existing client relationships by increasing the scope and breadth of services we provide.

     o Build Recurring Revenues - We seek to enter into long-term relationships with clients to provide services that meet their ongoing business requirements while supporting their mission critical business process or information technology needs.

     o Invest in Technology - We respond to technological advances and the rapid changes in the requirements of our clients by committing substantial amounts of our resources to the operation of multiple hardware platforms, the customization of products and services that incorporate new technology on a timely basis and the continuous training of our personnel.

     o Provide Flexible Solutions - We offer custom-tailored business process and information technology solutions using a variety of proprietary and third-party licensed software on multiple hardware and systems software platforms and domestic and international workforces that are able to expand and contract in relation to clients' business volumes.

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

     o Attract, Train and Retain Employees - We believe that attracting, training, and retaining high quality employees are essential to our growth. We seek to hire motivated individuals with strong character and leadership traits and provide them with ongoing technological and leadership skills training. We emphasize retaining our employees with challenging work assignments and incentive programs.

     During the last three fiscal years, our revenues by market was as follows (in thousands):

                                      Year ended June 30,
                            ----------------------------------------
                               2001           2000           1999
                            ----------     ----------     ----------

Commercial(1)               $1,315,893     $1,344,671     $1,091,417
Federal Government             747,666        617,871        550,799
                            ----------     ----------     ----------
         Total Revenues     $2,063,559     $1,962,542     $1,642,216
                            ==========     ==========     ==========

     (1) Includes $7,500, $298,600 and $315,180 of revenues from divested companies for the fiscal years 2001, 2000 and 1999, respectively.

COMMERCIAL

     In the commercial sector we provide our clients with business process outsourcing, systems integration services and technology outsourcing.

Business Process Outsourcing

     Business process outsourcing is defined as the delegation of one or more information technology intensive business processes to an external provider who owns and manages the selected processes based on measurable performance metrics. Clients outsource business processes to gain efficiencies, increase productivity and lower costs. More and more companies are concluding that it is more efficient to focus on their core competencies and to outsource their non-core but mission-critical business processes. We developed our business process outsourcing services to capitalize on a growing trend by business to outsource entire processes, including the technology requirements of the business function.

     The business process outsourcing market can generally be divided into four different areas: business administration, customer care, manufacturing and supply chain management. Today, we are primarily focused on business administration and customer care. We provide several important services to our clients, including healthcare claims processing for insurance companies, accounts payable processing, document management, loan and mortgage processing, billing, customer service, customer analysis and call centers. We receive client information in all media formats such as over the web, EDI, fax, voice, paper, microfilm, computer tape, optical disk or CD ROM. Information is typically digitized upon receipt and sent through our proprietary workflow process, which is tailored to our clients' requirements. Using image transmission, storage and retrieval technology, we digitize, process and transmit millions of information records daily for our clients utilizing variable workforces both domestically and internationally. In many instances, we perform quality assurance functions and store the information for our clients on a long-term basis.

     We are also a leading provider of program management, back-office processing services and consulting for state and local governments' health and human services agencies. We design, develop, implement and operate large scale health and human services programs and the information technology solutions that support those programs. Today, we process over 234 million Medicaid healthcare claims annually on behalf of eight states using our proprietary Medicaid management information system. In addition, in July 2001, we were selected by the state of Georgia to be the prime contractor for the development and operation of the state's health insurance system and program. This five-year, $350 million contract is unique because it combines the state's health insurance programs for its public employees as well as its Medicaid and children's health insurance program recipients.

     Our recent acquisition of Lockheed Martin IMS has significantly expanded our business process outsourcing offerings, including the support of state and local government in four key areas:

     o Children and Family Services - We provide two principal offerings including child support payment processing where we process over $7 billion annually, and electronic benefit payment processing for the paperless distribution of government benefits, such as food stamps.

     o Welfare and Workforce Services - We provide job-related services to assist people in leaving and returning to work.

     o Municipal Services - We process traffic and parking tickets collecting over $500 million on behalf of our clients. In addition, we operate traffic safety programs that use photographic functionality to automate the enforcement of traffic violations.

     o Transportation Systems and Services - We process more than 25% of the state issued operating credentials and support the operation of over 30% of the motor carriers operating in the United States. Additionally, we provide Electronic Toll Collection Services processing over $1.2 billion in toll revenues annually on behalf of our clients, which include E-Z Pass New York, the largest electronic toll collection operation in the world. We also operate a nationwide network that electronically checks safety credentials and weighs trucks at highway speed, granting carriers authorization to bypass weigh stations without stopping.

     Pricing for business process outsourcing services is typically determined on the basis of the number of accounts or transactions processed.

Technology Outsourcing

     We offer a complete range of technology outsourcing solutions to commercial businesses desiring to improve the performance of their information technology organizations. Our technology outsourcing solutions include the delivery of information processing services on a remote basis from host data centers with tremendous processing capacity, network management and desktop support. Information processing services include mainframe, mid-range, desktop, network and web-hosting solutions.

     We provide our technology outsourcing solutions through an extensive data center network, which is comprised of five host data centers and six remote data centers. Our data centers and clients are connected via an extensive telecommunication network. We monitor and maintain local and wide area networks on a seven-day, 24-hour basis and provide shared hub satellite transmission service as an alternative to multi-drop and point-to-point hard line telecommunications networks.

     Our target market for technology outsourcing services consists of medium-to-large-sized commercial organizations with time-critical, transaction-intensive information processing needs. We typically provide our technology outsourcing services pursuant to multi-year contracts, which are typically priced on a resource utilization basis. Resources utilized include processing time, the number of desktops managed, professional services, data storage and retrieval utilization and output media utilized.

Systems Integration Services

     Our systems integration services include application development and implementation, applications outsourcing, technical support and training, as well as network design and installation services. Our systems integration services include the development of web-based applications and web-enablement of information technology assets, allowing our clients to conduct business with their customers and business partners via the Internet. We also provide systems integration services to clients, who are deploying client/server architectures, advanced networks and outsourcing legacy applications maintenance. We believe our ability to deliver high-level skill sets and proven methodologies across a variety of technologies enhances our ability to help clients and prospects deal with technological change. Due to the nature of the work, we generally offer our systems integration services on a time and materials basis to a changing client base under short-term contractual arrangements.

FEDERAL GOVERNMENT

     Within the federal government sector, we also provide business process outsourcing and systems integration services. Our civilian agency clients account for about half of our federal government revenues and Department of Defense agencies account for the remaining half.

Business Process Outsourcing

     Our business process outsourcing services consist primarily of loan servicing for federal agencies. Our services generally include billing, lock-box payment processing, related accounting and reconciliation and client service call center and web-site operations. Our largest contract for these services is with the Department of Education, for which we service student loans under the Department of Education's Direct Student Loan program. Under this contract, we currently provide loan servicing to over 5.2 million borrowers, or over 19 million loans with an aggregate value of $79 billion. During fiscal year 2001, revenue from this contract was approximately $148 million. This contract is scheduled to expire in September 2003. We also have contracts with the Small Business Administration, Housing and Urban Development, and Ginnie Mae. Pricing is typically determined on the basis of the number of accounts and/or transactions processed.

Systems Integration Services

     We provide applications development, applications outsourcing, network implementation and maintenance, desktop services, technical staff augmentation, and training. We develop and outsource many applications including legacy, ERP, and web-based systems. The Department of Defense and civilian agencies generally either contract directly with us or through the General Services Administration for these services. The General Services Administration performs the procurement function for many civilian and Department of Defense agencies. Approximately 23% of these services for fiscal year 2001 were provided pursuant to three contracts with the General Services Administration. We also provide our services directly to a variety of civilian agencies such as the Departments of Labor, NASA, FAA, Treasury, Transportation, the U.S. Senate, the U.S. Postal Service, the Federal Energy Regulatory Commission and the National Drug Intelligence Center. In addition, we provide these services to a variety of Department of Defense agencies such as Strategic Command, Air Combat Command, the National Security Agency and the Defense Special Weapons Agency. We generally price these services on a time and materials basis.

REVENUES

     Our revenues by service line are shown in the following table (in thousands):

                                                           Year ended June 30,
                                 ----------------------------------------------------------------------
                                    2001           2000           1999           1998           1997
                                 ----------     ----------     ----------     ----------     ----------

Business process outsourcing     $  974,244     $  948,010     $  696,976     $  468,175     $  385,937
Systems integration services        648,244        604,841        570,168        390,221        245,720
Technology outsourcing              441,071        409,691        375,072        330,727        297,268
                                 ----------     ----------     ----------     ----------     ----------
  Total                          $2,063,559     $1,962,542     $1,642,216     $1,189,123     $  928,925
                                 ==========     ==========     ==========     ==========     ==========

CLIENT BASE

     We achieve growth in our client base through internal marketing and acquisitions of other business process and information technology services companies. We have a diverse client base. Within the commercial segment, we serve all of the major vertical markets that spend heavily on technology including the healthcare, retail, transportation and financial industries. However, during fiscal year 2001, our largest commercial vertical market accounted for only 20% of our consolidated revenues and no single commercial client accounts for more than 2% of our consolidated revenues. Within the federal government segment, our clients are evenly divided between the Department of Defense agencies and the civilian agencies. Our largest federal government client represents 7% of our consolidated revenues. In addition, over 99% of our consolidated revenues are derived from domestic clients. Clients may be lost due to merger, business failure or conversion to a competing processor or to an in-house system. Our business with the federal government is subject to various risks, including the reduction or modification of contracts due to changing government needs and requirements. Government contracts, by their terms, generally can be terminated for convenience by the government, which means that the government may terminate the contract at any time, without cause, and in certain instances we would be entitled to receive compensation only for the services provided or stranded asset costs incurred at the time of termination.

     Approximately 89%, 88% and 89% of our revenues for fiscal years 2001, 2000 and 1999, respectively, were recurring. We define recurring revenues as revenues derived from services that are used by our clients each year in connection with their ongoing businesses, and accordingly exclude conversion and deconversion fees, software license fees, product installation fees and hardware sales.

     Our five largest customers accounted for approximately 18%, 18% and 19% of our fiscal years 2001, 2000 and 1999 revenues, respectively.

COMPETITION

     The markets for our services are intensely competitive and highly fragmented. The most significant competitive factors are reliability and quality of services, technical competence and price of services.

     We believe we compete successfully in the business process outsourcing business by offering high quality services and favorable pricing by leveraging our technical skills, process knowledge, and economics of scale. Competition is highly fragmented and depends on the specific business process. Principal competitors include Electronic Data Systems (EDS), IBM, Unisys, Maximus, Transcore, FYI, Inc., National Processing Company, First Health, Lason, Inc. and several other small-to-medium-sized local and regional competitors.

     We compete successfully for technology outsourcing contracts by offering high quality services and favorable pricing by leveraging our technical skills, infrastructure, and achieving economics of scale. We may be required to purchase technology assets from prospective clients or to provide financial assistance to prospective clients in order to obtain their contracts. Many of our competitors have substantially greater resources and thus, may have a greater ability to obtain client contracts where sizable asset purchases or investments are required. To maintain competitive prices, we operate with efficient and low overhead and maintain a significant client base and account/transaction base to achieve sufficient economies of scale. Our competition for technology outsourcing contracts consists of:

     o the first-tier outsourcers, including IBM, EDS and Computer Sciences Corporation (CSC);

     o mid-sized divisions of large corporations such as Siemens, Perot Systems; and

     o    other smaller, regional competitors.

     In the future, we expect competition to emerge from new players (e.g. Hewlett Packard, Compaq) as they shift their business strategy from hardware to both services and hardware.

     In systems integration services markets, we actively compete with small specialized firms as well as with large competitors with a wider range of systems integration services. We believe that the key competitive factors in obtaining and retaining clients include the ability to understand project requirements, deliver appropriate skill sets in a timely manner and price services effectively. We must also compete for qualified personnel through competitive wages and by maintaining a consistent demand for the skills recruited. Our competition in systems integration services includes EDS, CSC, Science Applications International Corporation, and a wide variety of web hosting and development companies.

SALES AND MARKETING

     We market our services through field sales forces located throughout the United States. In order to enhance our sales and marketing efforts, we seek to hire sales representatives who have significant technical and subject matter expertise in the industries to which they will be marketing. Our sales forces are focused on specific service offerings or vertical markets, allowing our representatives to keep abreast of technology and industry developments.

EMPLOYEES

     We believe that our success depends on our continuing ability to attract and retain skilled technical, marketing and management personnel. As of June 30, 2001, we had approximately 21,000 full-time equivalent employees, including approximately 17,000 employed domestically, with the balance employed in our international operations. Of the domestic employees, approximately 200 are represented by a union. Approximately 2,400 of our international full-time equivalent employees are represented by unions, primarily in Mexico, and we have had no work stoppages or strikes by these employees. Management considers its relations with employees to be good.

     As of June 30, 2001, approximately 15,200 full-time equivalent employees provide business process, technology outsourcing and systems integration services to our commercial clients and approximately 5,300 full-time equivalent employees provide business process outsourcing and systems integration services to our federal government clients, including approximately 1,800 employees who have government security clearance. With the recent IMS acquisition, we have increased our workforce to approximately 26,000 employees.

GOVERNMENT CONTRACTS AND REGULATION

     After the IMS acquisition, approximately 25% of our revenues are derived from contracts and subcontracts with federal government agencies. Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency ("DCAA"). These audits may result in non-reimbursement of some contract costs and fees. To date, we have experienced no material adjustments as a result of audits by the DCAA. The DCAA has completed audits of the Company's federal contracts through fiscal year 1999 for a majority of the federal government contracts.

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

ITEM 2. PROPERTIES

     As of June 30, 2001, we have approximately 182 locations in the United States and 12 locations in 6 other countries. Approximately 1.1 million square feet is owned and approximately 2.7 million square feet is leased. The leases expire from 2001 to 2011 and we do not anticipate any significant difficulty in obtaining lease renewals or alternate space. Our executive offices are located in Dallas, Texas at a company-owned facility of approximately 621,000 square feet, which also houses a host data center and other operations. Our federal government sector executive offices are located in Rockville, Maryland in a company-owned facility of approximately 130,000 square feet. We believe that our current facilities are suitable and adequate for our business. With the IMS acquisition we have added 120 locations in the United States and two locations in other countries, which collectively encompass over 1.0 million square feet of leased space.

ITEM 3. LEGAL PROCEEDINGS

     On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by twenty-one former employees of Gibraltar Savings Association and/or First Texas Savings Association

(collectively, "GSA/FTSA"). The GSA/FTSA employees alleged that they were entitled to the value of 401,541 shares of our stock pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former data processing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which includes attorneys' fees and pre-judgment interest, but excludes additional attorneys' fees of approximately $850,000 and post-judgement interest at the statutorily mandated rate, which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs' claims. We filed our appeal of the judgment on March 15, 1999 and a brief in support of such appeal has been filed. We plan to vigorously pursue the appeal. The plaintiffs also have filed a notice of appeal. A hearing has been set for September 20, 2001 for oral arguments on the parties' appeals. Should the proceedings not be favorably resolved on appeal, we would be subject to a material charge.

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

Fiscal year ended June 30, 2001                                          High                 Low
-------------------------------                                         ------               ------

First Quarter                                                           $51.31               $32.63

Second Quarter                                                           62.63                46.50

Third Quarter                                                            68.60                53.63

Fourth Quarter                                                           77.68                59.50

Fiscal year ended June 30, 2000                                          High                 Low
-------------------------------                                         ------               ------

First Quarter                                                           $53.00               $38.50

Second Quarter                                                           46.00                31.75

Third Quarter                                                            49.00                31.00

Fourth Quarter                                                           39.88                31.75

     On August 24, 2001, the last reported sales price of our Class A common stock as reported on the New York Stock Exchange was $85.25 per share.

     Except for the dividends paid by ACS Government Solutions Group, Inc. prior to its becoming part of our company by a December 1997 merger, we have not paid any dividends to date on our common stock. We intend to continue to retain earnings for use in the operation of our business and, therefore, do not anticipate paying any dividends in the foreseeable future. Under the terms of our unsecured revolving credit agreement we are prohibited from paying dividends in any fiscal year in a total amount that would exceed 50% of our net income for the preceding fiscal year. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

(In thousands, except per share amounts)

                                                              As of and for the year ended June 30,
                                          ----------------------------------------------------------------------------
                                             2001           2000              1999           1998              1997
                                          ----------     ----------        ----------     ----------        ----------

RESULTS OF OPERATIONS DATA:

Revenues                                  $2,063,559     $1,962,542        $1,642,216     $1,189,123        $  928,925
Net income                                $  134,292     $  109,312(1)     $   86,230     $   54,422(3)     $   49,666
Earnings per common share - basic         $     2.69     $     2.22(1)     $     1.77     $     1.14(3)     $     1.08
Earnings per common share -
   assuming dilution                      $     2.46     $     2.07(1)     $     1.66     $     1.11(3)     $     1.05

Weighted average shares outstanding -
   basic                                      49,879         49,244            48,839         47,599            46,136
Weighted average shares outstanding
   assuming dilution                          58,228         55,806            55,668         50,487            47,452

BALANCE SHEET DATA:

Working capital                           $  528,563     $  413,632(2)     $  194,226     $  198,118        $  110,866

Total assets                              $1,891,687     $1,656,446        $1,223,600     $  949,798        $  761,477

Total long-term debt
   (less current portion)                 $  649,313     $  525,619        $  349,106     $  234,848        $  130,680

Stockholders' equity                      $  885,515     $  711,377        $  607,421     $  503,670        $  427,481

     (1) Net income for fiscal year 2000 includes $1,055,000, or $.02 per share, of net non-operating gains resulting from divestiture and restructuring activities.

     (2) Working capital includes $180,335,000 of receivables from the divestiture of business units prior to June 30, 2000 and $43,362,000 of net assets held-for-sale from business units to be divested subsequent to June 30, 2000.

     (3) Net income for fiscal year 1998 includes $12,974,000 ($8,880,000 net of tax) or $.19 and $.18 per basic and diluted share, respectively, of merger costs we incurred in connection with the December 1997 Government Solutions Group merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this MD&A regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. While we believe that the assumptions concerning future events are reasonable, we caution that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the performance of recently acquired businesses; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise affected by a future event that would diminish its information technology requirements; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities for existing federal, state or local government programs; and the cost of attracting and retaining highly skilled personnel.

GENERAL

     We derive our revenues from delivering information technology services, including technology outsourcing, business process outsourcing and systems integration services, to the commercial sector and to the federal government. A substantial portion of our revenues is derived from recurring monthly charges to our customers under service contracts with initial terms that vary from one to ten years. For the fiscal year ended June 30, 2001, approximately 89% of our revenues were recurring. We define recurring revenues as revenues derived from services that are used by our customers each year in connection with their ongoing businesses, and accordingly exclude conversion and deconversion fees, software license fees, short-term contract programming engagements, product installation fees and hardware sales. Since the inception of our company through June 30, 2001, we have purchased 53 information technology services companies, resulting in geographic expansion, growth and diversification of our customer base, expansion of services offered and increased economies of scale. Approximately half of the increase in revenues since June 30, 1994 has been attributable to these acquisitions.

RECENT EVENT

     On August 24, 2001 we acquired Lockheed Martin IMS Corporation ("IMS") a wholly-owned subsidiary of Lockheed Martin Corporation for approximately $825 million in cash plus transaction costs. The transaction was accounted for under the purchase method of accounting, and therefore unless specifically stated, the following Management's Discussion and Analysis does not include IMS operations.

SIGNIFICANT DEVELOPMENTS - FISCAL YEAR 2001

     During fiscal year 2001, we acquired five companies, all of which serve our commercial sector. We also signed contracts for a company record $345.0 million of annual recurring new business during fiscal year 2001.

     In the third quarter of fiscal year 2001, we sold a new issue of $317 million of 3.5% Convertible Subordinated Notes due February 15, 2006 (the "3.5% Notes"). The 3.5% Notes are convertible at any time prior to the maturity date, unless redeemed or repurchased, into our Class A common stock at a conversion rate of 11.5117 shares of Class A common stock for each $1,000 principal amount of 3.5% Notes (equivalent to a conversion price of $86.87 per share of Class A common stock), subject to adjustments in certain events. The 3.5% Notes may be redeemed at our option on or after February 18, 2004, in whole or in part, at the redemption prices set forth in the 3.5% Notes.

     During the first quarter of fiscal year 2001, we recorded a $12.8 million gain in other non-operating income related to the sale of a non-strategic minority investment in ACS Merchant Services, Inc. Also during the quarter, we recorded a $10.4 million charge in connection with the termination of certain hardware leases and disaster recovery contracts (reflected in rent, lease and maintenance expense) and a $2.1 million charge for non-recurring litigation costs and the writedown of property held-for-sale (reflected in other operating expense).

SIGNIFICANT DEVELOPMENTS - FISCAL YEAR 2000

     In May 2000, we entered into a formal plan to divest certain non-strategic units consisting primarily of our ATM processing business and our commercial staffing business. These business units, which were no longer considered strategic to our long-term goal of providing information technology and business process outsourcing services, along with other smaller divested business units, accounted for approximately 15% of our fiscal year 2000 revenues. In June 2000, we sold the ATM processing business for cash proceeds of approximately $179.8 million. The proceeds from this transaction were received in July 2000. In June 2000, we also completed the sale of two small professional services and systems integration businesses resulting in cash proceeds of approximately $0.8 million. As a result of these divestiture transactions, we recorded a net pretax gain of $85.8 million during the fourth quarter of fiscal year 2000. The cash proceeds from these divestitures were used to pay down amounts outstanding under our existing credit facility.

     During the fourth quarter of fiscal year 2000, we initiated a formal plan to divest the commercial staffing business and two other smaller business units. As a result, we recorded a $43.9 million pretax impairment charge for goodwill associated with the commercial staffing business and the net assets were reclassified into the balance sheet caption "Net Assets Held for Sale." Subsequently, the sale of these units was completed in the first quarter of fiscal year 2001 with proceeds of approximately $47.0 million.

     At June 30, 2000, we recorded a $4.4 million pretax impairment charge for software and other intangibles associated with two other smaller businesses.

     During the fourth quarter of fiscal year 2000, we recorded other non-recurring pretax charges of approximately $23.7 million related to the impairment of certain other intangibles, primarily customer contracts, charges associated with loss contracts, a contractual dispute with a client, non-recurring litigation and severance.

     During fiscal year 2000, we acquired three companies, two serving our commercial segment and one serving the federal government segment. All of these acquisition transactions expanded our existing market expertise. Also during fiscal year 2000, we signed $232.0 million of annual recurring new business.

RESULTS OF OPERATIONS

     The following table sets forth certain items from our Consolidated Statements of Income expressed as a percentage of revenues and includes the non-recurring charges mentioned above in "Significant Developments":

                                         Percentage of Revenues
                                           Year ended June 30,
                                      -----------------------------
                                      2001        2000        1999
                                      -----       -----       -----

Revenues                              100.0%      100.0%      100.0%
                                      -----       -----       -----
Operating expenses:
    Wages and benefits                 43.8        43.5        43.5
    Services and supplies              29.0        31.0        30.5
    Rent, lease and maintenance        10.8        10.5        11.1
    Depreciation and amortization       4.5         4.3         4.0
    Impairment charges                   --         2.9          --
    Other operating expenses            0.9         1.5         1.2
                                      -----       -----       -----
Total operating expenses               89.0        93.7        90.3
                                      -----       -----       -----
Operating income                       11.0         6.3         9.7

Interest expense                        1.2         1.2         1.1
Net gain from divestitures               --        (4.4)         --
Other non-operating income, net        (1.0)       (0.5)       (0.3)
                                      -----       -----       -----
Pretax profit                          10.8        10.0         8.9
Income tax expense                      4.2         4.4         3.6
                                      -----       -----       -----
Net income                              6.6%        5.6%        5.3%
                                      =====       =====       =====

COMPARISON OF FISCAL 2001 TO FISCAL 2000

     Excluding revenues from divested units of $7.5 million and $298.6 million in fiscal years 2001 and 2000, respectively, revenues increased $392.1 million, or 24%, from $1.66 billion to $2.01 billion. Internal growth for fiscal year 2001 was 14%, while growth from acquisitions was 10%. Revenues in our commercial segment, excluding the fiscal year 2000 divestitures, rose 25%, or $262.3 million, primarily due to new contracts in state Medicaid and Welfare benefit program management, as well as growth from new and existing business process outsourcing and technology outsourcing contracts. Revenues from our federal segment increased $129.8 million, or 21%, due to the full year impact of the acquisition of Intellisource in the fourth quarter of fiscal year 2000 and growth in our Department of Education contract.

     Excluding the non-recurring charges of $12.5 million (see Significant Developments - Fiscal Year 2001) and $75.0 million (see Significant Developments
- Fiscal Year 2000) in fiscal years 2001 and 2000, respectively, total operating expenses increased $63.2 million, or 3.6%, to $1.8 billion due to our growth in new business. As a percentage of revenues, wages and benefits increased from 43.5% to 43.8% primarily as a result of the fiscal year 2000 divestitures, which had a smaller component of wages and benefits. In addition, the growth of our business process outsourcing services, which has a higher labor component, has increased this percentage. Services and supplies decreased as a percentage of revenues from 31.0% to 29.0% as a result of the divestiture of the ATM processing business, which had a large component of interchange fees paid to ATM distributors. Excluding the non-recurring items, rent, lease and maintenance remained relatively constant as a percentage of revenues. Excluding non-recurring items, other operating expenses decreased from 1.1% to 0.8% as a percentage of revenues due to legal and other expenses recorded in June 2000.

     Other non-operating income, net includes a non-recurring gain of $12.8 million in fiscal year 2001 related to the sale of an investment. Net gain from divestitures represents an $85.8 million gain in fiscal year 2000 as a result of the divestiture program completed in early fiscal year 2001 (see Significant Developments - Fiscal Year 2000).

     Our effective tax rate of approximately 39.25% in fiscal year 2001 exceeded the federal statutory rate of 35% due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

COMPARISON OF FISCAL 2000 TO FISCAL 1999

     Revenues increased $320.3 million, or 20%, for fiscal year 2000 to $1.96 billion from $1.64 billion for fiscal year 1999. Of the 20% increase in revenues, approximately 10% was from internal growth and 10% from acquisitions. Revenues from our commercial segment increased $253.3 million, or 23%, over fiscal year 1999 primarily due to acquisitions and new business process outsourcing and technology outsourcing contracts with customers in the insurance, retail, healthcare and financial services industries. Revenues from our federal government segment increased $67.0 million, or 12%, over fiscal year 1999 due primarily to increased requirements under the Department of Education's contract, new task orders under civilian agency contracts and the Intellisource acquisition.

     Fiscal year 2000 results of operations include several non-recurring pretax charges totaling $72.0 million and a non-operating net pretax gain from divestitures of $85.8 million that are discussed above in Significant Developments - Fiscal Year 2000 and for purposes of the following discussion have been excluded. The net effect of these non-recurring transactions increased our basic and diluted earnings per share by approximately $0.02 for fiscal year 2000.

     Total operating expenses increased $283.5 million, or 19%, to $1.77 billion for fiscal year 2000 as compared to fiscal year 1999, due to our increase in revenues. As a percentage of revenues, operating expenses decreased slightly in fiscal year 2000 to 90.0% from 90.3% in fiscal year 1999 as a result of expansion through internal growth and acquisitions in our business process outsourcing service lines. Service and supplies as a percentage of revenues increased from 30.5% in fiscal year 1999 to 30.8% in fiscal year 2000 due to a higher component of subcontractor costs on the Department of Education contract and increased ATM transactions. Rent, lease and maintenance expense decreased as a percentage of revenues to 10.5% in fiscal year 2000 from 11.1% in fiscal year 1999 due to current year acquisitions having a lower component of rent, lease and maintenance expense. Depreciation and amortization increased as a percentage of revenues to 4.3% in fiscal year 2000 compared to 4.0% in fiscal year 1999 primarily due to the amortization of current year acquisition costs.

     Operating income increased $36.8 million, or 23%, for fiscal year 2000 as compared to fiscal year 1999.

     Interest expense increased $6.4 million to $24.0 million in fiscal year 2000, compared to $17.6 million in fiscal year 1999, primarily due to an increase in interest rates and additional debt incurred for acquisitions.

     Other non-operating income for fiscal year 2000 includes the recognition of a $3.0 million gain on the collection of a fully reserved note receivable from the sale of a business unit in fiscal year 1999 and the recognition of a $1.8 million net gain on the sale of a minority investment.

     Excluding the non-recurring transactions discussed in Significant Developments - Fiscal Year 2000, the effective tax rate for fiscal year 2000 was approximately 40.3% and exceeded the federal statutory rate of 35% due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, we had cash and cash equivalents totaling $242.5 million compared to $44.5 million at June 30, 2000. Included in the cash balances at June 30, 2001 and 2000 are $4.9 million and $22.3 million, respectively, of restricted cash held on behalf of governmental customers. Working capital increased to $528.6 million at June 30, 2001 from $413.6 million at June 30, 2000 due primarily to the collection of proceeds from divestitures and the issuance of our 3.5% Notes, partially offset by the subsequent repayment of long-term debt under our credit facility.

     Net cash provided by operating activities for fiscal year 2001 decreased to $141.9 million as compared with $157.8 million in fiscal year 2000. During the first quarter of fiscal year 2001, we paid approximately $50.0 million in income taxes related to the net gain from our divestiture activity and approximately $10.4 million of non-recurring lease termination charges, which are included in cash flow from operations. After adjusting for these items and divestiture activity, our net cash flow from operating activities would have been $200.6 million for fiscal year 2001, an increase of $42.8 million over fiscal year 2000. Net cash flow used in investing activities decreased by $246.7 million in fiscal year 2001 compared to fiscal year 2000 primarily due to the receipt of proceeds from divestitures of $202.8 million and a decrease in acquisition payments from $232.9 million to $173.4 million. Net cash provided by financing activities in fiscal year 2001 was $125.1 million as compared to $173.9 million in fiscal year 2000, and decreased due to repayments of our credit facility less the issuance of our 3.5% Notes.

     In the third quarter of fiscal year 2001, we sold a new issue of $317 million of 3.5% Notes, which allowed us to repay borrowings from our existing credit facility and to fund current and future acquisitions. As of June 30, 2001, we had $340.8 million of availability under our $450 million credit facility.

     As discussed in Recent Events, we funded the purchase of IMS through a combination of an 18-month $550 million interim facility lead by Bear, Stearns & Co. Inc. and Wells Fargo, N.A., available cash on hand and borrowings under our existing credit facility. We have announced plans to refinance the interim facility by using proceeds we receive from the issuance of equity and long-term debt. While the precise mix, size and timing are subject to market conditions, we expect to offer $500 million of our Class A common stock and $300 million of long-term debt. No assurance can be given to our refinancing plans and how or when they will be completed. Absent a refinancing, we would be subject to incremental interest on the interim facility and would most likely jeopardize our investment grade ratings.

     Excluding the item discussed above, our management believes that available cash and cash equivalents, together with cash generated from operations and available borrowings under our credit facility, will provide adequate funds for our anticipated internal growth needs, including working capital expenditures. Our management also believes that cash provided by operations will be sufficient to satisfy all existing debt obligations as they become due. However, we intend to continue our growth through acquisitions and from time to time to engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition and expansion opportunities and how such opportunities will be financed.

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses the accounting and reporting of acquired goodwill and other intangible assets. SFAS 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing of acquired goodwill. Intangible assets will be amortized over their useful economic life and tested for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets with an indefinite useful economic life should not be amortized until the life of the asset is determined to be finite. We have adopted SFAS 142 effective July 1, 2001. SFAS 142 will have a significant favorable impact on our fiscal year 2002 financial results. See Note 1 of the Notes to Consolidated Financial Statements for further discussion of the impact of SFAS 142.

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations." SFAS 141 requires that all business combinations be accounted for under the purchase method and defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS 141 applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. We have adopted SFAS 141 effective July 1, 2001. We are currently evaluating the impact of SFAS 141 on our future earnings and financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption no later than the fourth quarter of fiscal year 2001. We have adopted the provisions of SAB 101 and do not believe the adoption of SAB 101 has had a material impact on our earnings and financial position.

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133". SFAS 137 deferred the effective date of SFAS 133, "Accounting for Derivatives and Hedging Activities" to fiscal years beginning after June 15, 2000. We adopted SFAS 133 on July 1, 2000. We do not believe the adoption of SFAS 133 has had a material impact on our earnings and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

     We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in interest rates. In order to manage interest costs and exposure to changing interest rates, we hold two interest rate hedges initiated in December 1998 and expiring in December 2001. Each hedge is designated a cash flow hedge and is structured such that we pay a fixed rate of interest of 4.54%, and receive a floating rate of interest based on one month LIBOR. The notional amount of the two hedges totals $100,000,000, and the fair market value of the two hedges at June 30, 2001 is ($355,000). The fair value of each interest rate hedge reflects termination cash value. The fair value of the interest rate hedges, net of $139,000 tax benefit, is reflected in accumulated other comprehensive income.

     To protect ourselves from the volatility of the value of our marketable security investment, we entered into a no-cost collar agreement in June 2001, which matures in March 2002. The collar, a fair value hedge, is structured so that all fluctuations in the price of the marketable security above or below 100% or 102.5% of its value on the date the collar was entered into are hedged. As of June 30, 2001, the collar had a fair market value of $27,000.

     We do not hold or issue derivative financial instruments for trading purposes and are not a party to any leveraged derivative transactions. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                    PAGE
---------------------------------------------------                                    ----

Report of Independent Accountants                                                       18

Consolidated Balance Sheets                                                             19

Consolidated Statements of Income                                                       20

Consolidated Statements of Changes in Stockholders' Equity                              21

Consolidated Statements of Cash Flows                                                   22

Notes to the Consolidated Financial Statements                                          23

Schedule II - Valuation and Qualifying Accounts                                         42

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Affiliated Computer Services, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Affiliated Computer Services, Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Dallas, Texas
July 31, 2001 except for Note 19, as to which the date is August 24, 2001

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     JUNE 30,
                                                                           ----------------------------
                                                                              2001             2000
                                                                           -----------      -----------

                           ASSETS

Current assets:
    Cash and cash equivalents                                              $   242,458      $    44,521
     Accounts receivable, net                                                  472,042          399,853
     Receivable from divestitures                                                   --          180,335
     Inventory                                                                   8,591            7,324
     Prepaid expenses and other current assets                                  77,572           71,290
     Net assets held for sale                                                       --           43,362
     Deferred taxes                                                              8,952           25,189
                                                                           -----------      -----------
         Total current assets                                                  809,615          771,874

Property and equipment and software, net                                       237,563          194,034
Goodwill and other intangibles, net                                            794,920          650,263
Long-term investments and other assets                                          49,589           40,275
                                                                           -----------      -----------
         Total assets                                                      $ 1,891,687      $ 1,656,446
                                                                           ===========      ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $    40,265      $    47,901
     Accrued compensation and benefits                                          82,043           69,208
     Other accrued liabilities                                                 126,875          156,720
     Income taxes payable                                                        7,742           60,671
     Current portion of long-term debt                                           3,362            2,877
     Current portion of unearned revenue                                        20,765           20,865
                                                                           -----------      -----------
         Total current liabilities                                             281,052          358,242

Convertible notes                                                              546,927          230,000
Long-term debt                                                                 102,386          295,619
Deferred taxes                                                                  55,601           35,316
Other long-term liabilities                                                     20,206           25,892
                                                                           -----------      -----------
         Total liabilities                                                   1,006,172          945,069
                                                                           -----------      -----------

Commitments and contingencies

Stockholders' equity:
      Class A common stock, $.01 par value, 500,000 shares authorized,
            47,282 and 46,281 shares outstanding, respectively                     473              463
      Class B common stock, $.01 par value, 14,000 shares authorized,
             3,300 shares outstanding                                               33               33
      Additional paid-in capital                                               350,767          321,525
      Retained earnings                                                        534,374          400,200
      Accumulated other comprehensive income, net                                 (132)              --
      Treasury stock, at cost (0 and 246 shares, respectively)                      --          (10,844)
                                                                           -----------      -----------
         Total stockholders' equity                                            885,515          711,377
                                                                           -----------      -----------

         Total liabilities and stockholders' equity                        $ 1,891,687      $ 1,656,446
                                                                           ===========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED JUNE 30,
                                                        ---------------------------------------------
                                                           2001             2000             1999
                                                        -----------      -----------      -----------

Revenues                                                $ 2,063,559      $ 1,962,542      $ 1,642,216

Operating expenses:
     Wages and benefits                                     904,684          854,162          713,984
     Services and supplies                                  598,797          608,401          500,631
     Rent, lease and maintenance                            223,679          206,330          183,116
     Depreciation and amortization                           93,617           84,752           66,723
     Impairment charges                                          --           56,571               --
     Other operating expenses                                19,056           28,918           19,178
                                                        -----------      -----------      -----------
         Total operating expenses                         1,839,833        1,839,134        1,483,632
                                                        -----------      -----------      -----------

Operating income                                            223,726          123,408          158,584

Interest expense                                             23,742           23,979           17,594
Net gain on divestitures                                         --          (85,846)              --
Other non-operating income                                  (21,076)          (9,995)          (4,547)
                                                        -----------      -----------      -----------
     Pretax profit                                          221,060          195,270          145,537
                                                        -----------      -----------      -----------

Income tax expense                                           86,768           85,958           59,307
                                                        -----------      -----------      -----------

     Net income                                         $   134,292      $   109,312      $    86,230
                                                        ===========      ===========      ===========

Earnings per common share:
     Basic                                              $      2.69      $      2.22      $      1.77
                                                        ===========      ===========      ===========
     Diluted                                            $      2.46      $      2.07      $      1.66
                                                        ===========      ===========      ===========
Shares used in computing earnings per common share:
     Basic                                                   49,879           49,244           48,839
     Diluted                                                 58,228           55,806           55,668

        The accompanying notes are an integral part of these consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                    Common Stock
                                   ------------------------------------------------                                Accumulated
                                        Class A                      Class B           Additional                      Other
                                   --------------------         -------------------      Paid-in       Retained    Comprehensive
                                   Shares      Amount           Shares     Amount        Capital       Earnings        Income
                                   ------     ---------         ------    ---------     ---------      ---------   -------------

Balance at June 30, 1998           44,938     $     449         3,300     $      33     $ 298,393      $ 204,795      $      --

Comprehensive income:
       Net income                                                                                         86,230

 Total comprehensive income

Employee stock
    transactions and
    related tax benefits              387             4            --            --         6,658             --             --
Stock issued in connection
    with an acquisition               273             3            --            --        11,197             --             --

Other, net                            347             4            --            --           (46)             4             --
                                   ------     ---------         -----     ---------     ---------      ---------      ---------
Balance at June 30, 1999           45,945           460         3,300            33       316,202        291,029             --

Comprehensive income:
       Net income                                                                                        109,312

 Total comprehensive income


Employee stock
    transactions and
    related tax benefits              332             3            --            --         5,157             --             --
Stock purchased in
    connection with an
    acquisition                        --            --            --            --            --             --             --

Purchase of treasury shares            --            --            --            --            (2)            --             --

Other, net                              4            --            --            --           168           (141)            --
                                   ------     ---------         -----     ---------     ---------      ---------      ---------
Balance at June 30, 2000           46,281           463         3,300            33       321,525        400,200             --

Comprehensive income:
    Unrealized gains on
    marketable securities              --            --            --            --            --             --             84

    Interest rate hedge                --            --            --            --            --             --           (216)
       Net income                                                                                        134,292

 Total comprehensive income


Employee stock
    transactions and
    related tax benefits            1,000            10            --            --        29,179             --             --
Conversion of 4%
    Convertible
    Subordinated Notes                  1            --            --            --            63             --             --

Other, net                             --            --            --            --            --           (118)            --
                                   ------     ---------         -----     ---------     ---------      ---------      ---------
Balance at June 30, 2001           47,282     $     473         3,300     $      33     $ 350,767      $ 534,374      $    (132)
                                   ======     =========         =====     =========     =========      =========      =========




                                     Treasury
                                      Shares        Amount          Total
                                     --------      ---------      ---------

Balance at June 30, 1998                   --      $      --      $ 503,670

Comprehensive income:
       Net income                                                    86,230
                                                                  ---------
 Total comprehensive income                                          86,230
                                                                  ---------
Employee stock
    transactions and
    related tax benefits                   (8)          (303)         6,359
Stock issued in connection
    with an acquisition                    --             --         11,200

Other, net                                 --             --            (38)
                                      -------      ---------      ---------
Balance at June 30, 1999                   (8)          (303)       607,421

Comprehensive income:
       Net income                                                   109,312
                                                                  ---------
 Total comprehensive income                                         109,312
                                                                  ---------

Employee stock
    transactions and
    related tax benefits                   38          1,576          6,736
Stock purchased in
    connection with an
    acquisition                          (273)       (12,020)       (12,020)

Purchase of treasury shares                (3)           (97)           (99)

Other, net                                 --             --             27
                                      -------      ---------      ---------
Balance at June 30, 2000                 (246)       (10,844)       711,377

Comprehensive income:
    Unrealized gains on
    marketable securities                  --             --             84

    Interest rate hedge                    --             --           (216)
       Net income                                                   134,292
                                                                  ---------
 Total comprehensive income                                         134,160
                                                                  ---------

Employee stock
    transactions and
    related tax benefits                  246         10,844         40,033
Conversion of 4%
    Convertible
    Subordinated Notes                     --             --             63

Other, net                                 --             --           (118)
                                      -------      ---------      ---------
Balance at June 30, 2001                   --      $      --      $ 885,515
                                      =======      =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               Year ended June 30,
                                                                                      ---------------------------------------
                                                                                        2001           2000           1999
                                                                                      ---------      ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $ 134,292      $ 109,312      $  86,230
                                                                                      ---------      ---------      ---------
     Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                               93,617         84,752         66,723
             Impairment charges                                                              --         56,571             --
             Net gain on divestitures                                                        --        (85,846)            --
             Gain on collection of note receivable                                       (1,713)        (3,000)            --
             Gain on sale of investment                                                 (12,785)        (1,892)            --
             Other                                                                          526         (1,483)           910
             Changes in assets and liabilities, net of effects from acquisitions:
                  Decrease in ATM cash                                                       --            100          3,900
                  Increase in accounts receivable                                       (45,745)       (49,436)       (43,483)
                  (Increase) decrease in inventory                                       (1,160)             3         (1,868)
                  Increase in prepaid expenses and other current assets                  (2,965)       (28,747)        (3,768)
                  Change in deferred taxes                                               37,359        (14,612)        28,667
                  (Increase) decrease in other long-term assets                           3,449           (418)        (3,494)
                  Increase (decrease) in accounts payable                               (11,273)         9,929           (882)
                  Increase (decrease) in accrued compensation and benefits               13,190         (4,018)        14,129
                  Increase (decrease) in other accrued liabilities                      (23,357)        22,565         (7,011)
                  Increase (decrease) in income taxes payable                           (32,258)        62,978          8,354
                  Decrease in other long-term liabilities                                (1,069)           (54)        (5,835)
                  Increase (decrease) in unearned revenue                                (8,194)         1,119             78
                                                                                      ---------      ---------      ---------
                      Total adjustments                                                   7,622         48,511         56,420
                                                                                      ---------      ---------      ---------
                      Net cash provided by operating activities                         141,914        157,823        142,650
                                                                                      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, equipment and software, net                                 (99,070)       (71,548)       (61,141)
     Additions to other intangible assets                                               (21,695)        (9,100)       (11,962)
     Payments for acquisitions, net of cash acquired                                   (173,402)      (232,888)      (231,274)
     Proceeds from divestitures, net of transaction costs                               202,718             99          1,200
     Payment for investments                                                               (500)       (12,620)            --
     Proceeds from sale of investments                                                   17,100          2,731             --
     Additions to notes receivable                                                       (3,781)        (2,038)            --
     Proceeds from notes receivable                                                       9,492          9,586          2,822
                                                                                      ---------      ---------      ---------
                       Net cash used in investing activities                            (69,138)      (315,778)      (300,355)
                                                                                      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt, net                                      674,893        657,040        206,052
     Payments of long-term debt                                                        (566,912)      (485,116)       (93,284)
     Employee stock transactions, net of related tax benefits                            17,829          3,185          1,829
     Net borrowings (payments) of ATM debt                                                   --           (100)        (3,900)
     Other, net                                                                            (649)        (1,113)          (300)
                                                                                      ---------      ---------      ---------
                       Net cash provided by financing activities                        125,161        173,896        110,397
                                                                                      ---------      ---------      ---------
     Net increase (decrease) in cash and cash equivalents                               197,937         15,941        (47,308)
     Cash and cash equivalents at beginning of year                                      44,521         28,580         75,888
                                                                                      ---------      ---------      ---------
     Cash and cash equivalents at end of year                                         $ 242,458      $  44,521      $  28,580
                                                                                      =========      =========      =========

      See supplemental cash flow information in Notes 2, 6, 7, 8, 9 and 10.
       The accompanying notes are an integral part of these consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and basis of presentation

     We are a Fortune 1000 company comprised of approximately 21,000 people in 23 countries providing business process and technology outsourcing solutions to world-class commercial and government clients. We were incorporated on June 8, 1988.

     The consolidated financial statements are comprised of our accounts and our majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on June
30. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and cash equivalents

     Cash and cash equivalents consist primarily of short-term investments in commercial paper. Such investments have an initial maturity of three months or less. Included in cash and cash equivalents are $4,856,000 and $22,283,000 at June 30, 2001 and 2000, respectively, of restricted cash held on behalf of governmental customers.

Inventory

     Inventories consist primarily of micrographics supplies and equipment, network computer hardware, computer maintenance parts and bindery materials which are generally recorded at the lower of cost or market (net realizable value) using the first-in, first-out method.

Marketable Securities

     Marketable securities are recorded in prepaid expenses and other current assets at June 30, 2001 and consists of a single corporate equity security investment which is classified as available-for-sale. The investment is recorded at fair market value, and changes in unrealized holding gains or losses are reported as a component of other comprehensive income in stockholders' equity until realized.

Property and equipment, net

     Property and equipment are recorded at cost. The cost of property and equipment held under capital leases, primarily computer equipment, is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which for equipment ranges primarily from three to ten years and for buildings and improvements up to forty years.

Software

     Costs incurred to develop computer software to be sold as a separate product are capitalized only after technological feasibility has been established. Purchased computer software and internally developed computer software purchased through acquisitions are amortized using the straight-line method over expected useful lives which range from two to five years. Amortization of computer software was $5,978,000, $6,489,000 and $5,094,000 in fiscal 2001, 2000 and 1999, respectively.

     In accordance with Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During fiscal 2001 and 2000, we capitalized approximately $7,726,000 and $1,179,000, respectively, in software costs under SOP 98-1, which are being amortized over a three-year life.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight-line method over the expected useful lives which range from ten to forty years. It is our policy to periodically review the net realizable value of our intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. Each business unit to which these intangible assets relate is reviewed to determine whether future cash flows over the remaining estimated useful lives of the long-lived assets provide for recovery of the carrying value of the assets. In the event that assets are found to be carried at amounts which are in excess of estimated undiscounted future cash flows, then the intangible assets are adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses the accounting and reporting of acquired goodwill and other intangible assets. SFAS 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing of acquired goodwill. Intangible assets will be amortized over their useful economic life and tested for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets with an indefinite useful economic life should not be amortized until their life is determined to be finite.

     The provisions of SFAS 142 will be effective for fiscal years beginning after December 31, 2001. However, early adoption of SFAS 142 is permitted for companies with a fiscal year beginning after March 15, 2001. We have adopted SFAS 142 effective July 1, 2001. SFAS 142 will have a significant impact on our financial results based on the historical amortization of goodwill. During fiscal years 2001, 2000 and 1999, we had after-tax goodwill amortization expense of $20,711,000, $18,824,000, and $10,776,000, respectively, which, beginning
July 1, 2001, will no longer be expensed under SFAS 142.

Other intangible assets

     Other intangible assets consist primarily of customer contracts, which are recorded at cost and amortized using the straight-line method over the contract terms, which range from three to ten years.

Derivative financial instruments

     We use derivative financial instruments for the purpose of hedging specific exposures, and hold all derivatives for purposes other than trading. All derivative financial instruments held reduce the risk of the underlying hedged item and are designated at inception as hedges with respect to the underlying hedged item. Such instruments to date have been limited to interest rate swap contracts and a no-cost equity collar (see Note 14).

Long-term investments and other assets

     Long-term investments consist primarily of equity investments accounted for using the cost method. Deferred annuity contracts included in long-term investments are carried at cost plus accrued interest, which approximates fair market value. It is our policy to periodically review the net realizable value of our long-term investments through an assessment of the recoverability of the carrying amount of each investment. Each investment is reviewed to determine if events or changes in circumstances of the issuer have occurred which indicate that the recoverability of the carrying amount may be uncertain. In the event that an investment is found to be carried at an amount in excess of its recoverable amount, the asset is adjusted for impairment to a level commensurate with the recoverable amount of the underlying asset.

     Other assets consist primarily of deferred debt issuance costs and long-term receivables. The deferred debt issuance costs are being amortized using the straight-line method over the life of the related debt, which approximates the effective interest method.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

Revenue recognition

     During fiscal year 2001, we adopted Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB 101 did not have a material impact on our financial statements. We recognize revenues when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable and collectibility is reasonably assured.

     Generally, information technology processing revenues are recognized as services are provided to the client. Revenues from annual maintenance contracts are deferred and recognized ratably over the maintenance period. Revenues from hardware sales are recognized upon delivery to the client and uncertainties regarding customer acceptance have expired.

     In the federal government segment, our contracts are typically cost reimbursable, fixed price, unit price or time and material contracts. Revenues on cost reimbursable contracts are recognized by applying an estimated factor to costs as incurred, such factor being determined by the contract provisions and prior experience. Revenues on fixed price contracts are recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Revenues on unit-price contracts are recognized at the contractual selling prices of work completed and accepted by the customer. Revenues on time and material contracts are recognized at the contractual rates as the labor hours and direct expenses are incurred.

     Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. Immediate recognition is made of any anticipated losses.

     Revenues earned from our five largest customers each year together comprised 18%, 18% and 19% of revenues for the years ended June 30, 2001, 2000 and 1999, respectively. Trade accounts receivable from these customers aggregated $43,687,000 at June 30, 2001 and $44,642,000 at June 30, 2000.

Income taxes

     Deferred income taxes provided in the accompanying financial statements are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which such differences are expected to reverse.

Earnings per common share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. See Note 13 for the computation of earnings per share.

Stock-based compensation

     We adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by the standard, we have elected not to adopt the fair value based method of accounting for stock-based employee compensation and will continue to account for such arrangements under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and apply SFAS 123 on a disclosure basis only.

Reclassifications

     Certain reclassifications have been made to prior period financial statements to conform to current presentation.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

2. BUSINESS COMBINATIONS

     From our inception through June 30, 2001, we have acquired 53 businesses in the information technology services industry that were accounted for under the purchase accounting method. Our recent acquisition activity is summarized as follows:

Year ended June 30,                          2001         2000         1999
-------------------                        --------     --------     --------

Purchase consideration (in thousands):
    Net cash paid                          $166,108     $211,355     $230,269
    Amounts due to seller                     1,536          708           --
    Stock issued                                 --           --       11,500
    Liabilities assumed                      19,220       59,759       39,439
    Other                                        --           --          575
                                           --------     --------     --------
         Fair value of assets acquired
             (including intangibles)       $186,864     $271,822     $281,783
                                           ========     ========     ========

     During fiscal year 2001, we completed five acquisitions, all of which serve our commercial segment. The most significant of these increased our presence in the state and local government sector. We acquired the Global Government Solutions division of Systems & Computer Technology Corporation, which delivers state and local government outsourcing solutions. We also acquired Business Resources Corporation, which provides outsourced records management, document workflow imaging systems and services, and real estate title plant services to state and local governments. We established goodwill lives of twenty to thirty years on fiscal year 2001 acquisitions based on management's knowledge of these types of businesses. These acquisitions are not considered material to our results of operations; therefore, no proforma information is presented.

     During fiscal year 2000, we acquired three companies, two serving our commercial markets and one serving the federal government market. The Intellisource Group, Inc. is a leading provider of information technology solutions to the federal, state and local government and utility markets. Birch & Davis Holdings, Inc. provides program management operations and consulting services related to healthcare delivery and reform issues, primarily to federal and state government agencies. Consultec, LLC provides design, development and operation of decision support, claims administration and managed care support systems to over twenty state Medicaid programs. We established goodwill lives of twenty to thirty years on fiscal year 2000 acquisitions based on management's knowledge of these types of businesses.

     During fiscal year 2000 we purchased 273,000 shares of our Class A common stock pursuant to a contractual right associated with the State Street acquisition completed in fiscal year 1999. We purchased these shares, which are accounted for as treasury shares, at an average price of $44 per share.

     We are obligated to make certain contingent payments to former owners based on the achievement of specified profit levels in conjunction with certain acquisitions. During fiscal 2001, we paid $1,870,000 in contingent consideration related to acquisitions made in prior years. As of June 30, 2001, the maximum aggregate amount of the outstanding contingent obligations is approximately $6,212,000, none of which has been earned to date. Any such payments result in a corresponding increase in goodwill.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations," which is effective July 1, 2001. SFAS 141 requires that all business combinations be accounted for under the purchase method, and defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS 141 applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. We

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES have adopted SFAS 141 effective July 1, 2001. We are currently evaluating the impact of SFAS 141 on our future earnings and financial position.

3. DIVESTITURES, ASSETS HELD FOR SALE AND ASSOCIATED IMPAIRMENTS

     During the first quarter of fiscal 2001, we received proceeds of $15,000,000 and recorded a $12,800,000 gain in other non-operating income related to the sale of a non-strategic minority investment in ACS Merchant Services, Inc.

     In May 2000, we completed and executed a plan to divest certain non-strategic operations in order to focus on our core information technology outsourcing and business process outsourcing operations. When completed, this plan resulted in divestitures comprising approximately 15% of fiscal year 2000 revenues.

     In June 2000, we completed the sale of business units consisting primarily of our ATM processing business and two other smaller professional services businesses. The total cash proceeds from these transactions were $180,641,000 and resulted in a net pretax gain of $85,846,000. The proceeds from these transactions were fully collected during July and August 2000. We also signed a letter of intent to sell our commercial staffing business for cash proceeds of approximately $46,000,000 and initiated plans to sell two other business units with expected cash consideration of $1,318,000. In connection with the sale of our commercial staffing business, we recorded a $43,899,000 pretax impairment charge for goodwill. In addition, we recorded a $4,389,000 pretax impairment charge for software and other intangibles associated with the other pending divestitures. As these divestitures were not final at June 30, 2000, we reclassified the net assets into the balance sheet caption "Net Assets Held for Sale". The assets of these businesses were recorded at the expected proceeds less costs associated with the transactions. The sale of the commercial staffing business and two other business units were completed in the first quarter of fiscal year 2001.

4. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

                                                                         June 30,
                                                                 ------------------------
                                                                   2001           2000
                                                                 ---------      ---------

Amounts Billed:
      Commercial sector                                          $ 180,973      $ 144,669
      Federal government                                            98,796         95,771
                                                                 ---------      ---------
                                                                   279,769        240,440
                                                                 ---------      ---------

Amounts Unbilled:
      Amounts currently billable                                   192,277        162,005
      Excess of actual indirect costs over amounts currently
           billable under cost reimbursable contracts                4,912          1,743
Contract retainages not currently billable                             704            311
                                                                 ---------      ---------
                                                                   197,893        164,059
                                                                 ---------      ---------

Total accounts receivable                                          477,662        404,499
Allowances for doubtful accounts                                    (5,620)        (4,646)
                                                                 ---------      ---------
                                                                 $ 472,042      $ 399,853
                                                                 =========      =========

     To the extent not currently billable at June 30, 2001 and 2000, unbilled costs and accrued profits above are billable upon delivery or acceptance of services, upon receipt of contract funding or upon contract completion. Of

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES the above unbilled costs and accrued profits at June 30, 2001, approximately $5,616,000 are not expected to be billed and collected within one year.

5. MARKETABLE SECURITIES

     Marketable securities consist of a single investment in a corporate equity security. The security is classified as available for sale recorded at its fair value as of June 30, 2001 of $1,320,000. At June 30, 2001, unrealized gains of $84,000 were recorded as a component of accumulated other comprehensive income.

     We have entered into a no-cost equity collar related to this equity security to ensure protection from the volatility of its fair value. The collar is accounted for as a fair value hedge, and all gains or losses of the hedge are recognized in earnings in the period of change together with the offsetting gains or losses on the equity security outside the collar. Unrealized gains or losses on the equity security within the collar are recorded in accumulated other comprehensive income.

6. PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consists of the following (in thousands):

                                                     June 30,
                                              ------------------------
                                                2001            2000
                                              ---------      ---------
Land                                          $  19,753      $  21,211
Buildings and improvements                       73,814         65,098
Computer equipment and software                 268,899        200,701
Furniture and fixtures                           89,455         70,805
Construction in progress                          2,452          1,777
                                              ---------      ---------
                                                454,373        359,592
Accumulated depreciation and amortization      (216,810)      (165,558)
                                              ---------      ---------
                                              $ 237,563      $ 194,034
                                              =========      =========

     In June 2001, we sold a facility in Dearborn, Michigan for $5,800,000. We received cash consideration of $800,000 and a $5,000,000 note, which is due in December 2002. We recorded a $241,000 loss on the sale of this facility at that time.

7. GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consist of the following (in thousands):

                                    June 30,
                             ------------------------
                               2001           2000
                             ---------      ---------
Goodwill                     $ 773,587      $ 667,617
Other intangibles              136,555         62,984
                             ---------      ---------
                               910,142        730,601
Accumulated amortization      (115,222)       (80,338)
                             ---------      ---------
                             $ 794,920      $ 650,263
                             =========      =========

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

8. LONG-TERM INVESTMENTS

     Long-term investments consist primarily of investments in preferred stock accounted for at cost, as these securities are not considered marketable equity securities. Also included in long-term investments are deferred annuity contracts carried at cost plus accrued interest which approximates fair market value and various bonds carried at cost. Dividend income recognized from such securities, which is reflected in the consolidated financial statements as a component of other non-operating income, was approximately $0, $110,000 and $110,000 during fiscal 2001, 2000 and 1999, respectively.

9. NOTES PAYABLE AND LONG-TERM DEBT

     A summary of notes payable and long-term debt follows (in thousands):

                                                                                   June 30,
                                                                             ------------------------
                                                                               2001           2000
                                                                             ---------      ---------
3.5% Convertible Subordinated Notes due February 2006 ("3.5% Notes")(a)      $ 316,990      $      --
4% Convertible Subordinated Notes due March 2005 ("4% Notes")(b)               229,937        230,000
Unsecured $450,000 revolving credit agreement ("Credit Facility")
          payable to banks, due in December 2004(c)                            100,000        294,190
Capitalized lease obligations at various interest rates,
          payable through 2004                                                   4,483          2,286
Other                                                                            1,265          2,020
                                                                             ---------      ---------
                                                                               652,675        528,496
Less current portion                                                            (3,362)        (2,877)
                                                                             ---------      ---------
                                                                             $ 649,313      $ 525,619
                                                                             =========      =========

     Maturities of notes payable and long-term debt at June 30, 2001 are as follows (in thousands):

Year ending June 30,
--------------------
2002                                                       $   3,362
2003                                                           1,835
2004                                                             551
2005                                                         329,937
2006                                                         316,990
                                                           ---------
Total                                                      $ 652,675
                                                           =========

     (a) The 3.5% Notes are convertible at any time prior to the maturity date, unless redeemed or repurchased, into Class A common stock at a conversion rate of 11.5117 shares of Class A common stock for each $1,000 principal amount of 3.5% Notes (equivalent to a conversion price of $86.87 per share of Class A common stock), subject to adjustments in certain events. Interest on the 3.5% Notes is payable semi-annually on February 15 and August 15 of each year commencing August 15, 2001. The 3.5% Notes may be redeemed at our option on or after February 18, 2004, in whole or in part, at the redemption prices set forth in the 3.5% Notes. The redemption price set forth in the 3.5% Notes is 101.4% and 100.7% of the principal amount for the twelve-month periods beginning February 15, 2004 and 2005, respectively.

     (b) The 4% Notes are convertible, at any time prior to the maturity date, unless redeemed or repurchased, into Class A common stock at a conversion rate of 23.4432 shares of Class A common stock for each $1,000 principal amount of 4% Notes (equivalent to a conversion price of $42.66 per share of Class A common stock), subject to adjustments in certain events. Interest on the 4% Notes is payable semi-annually on March 15 and September 15 of each year commencing on September 15, 1998. The 4% Notes may be redeemed at our option on or after March 15, 2002, in whole or in part, at the redemption prices set forth in the 4% Notes. The redemption price set forth in the 4% Notes is 101.71%, 101.14% and 100.57% of the principal amount for the twelve-month periods beginning March 15, 2002, 2003 and 2004, respectively.

     (c) Interest on the Credit Facility is payable monthly at LIBOR (3.86% at June 30, 2001) plus a range of .625% to 1.125% depending on a defined debt to EBITDA ratio. The Credit Facility contains covenants which require that we comply with certain negative, affirmative and financial covenants customary in facilities of this nature, including but not limited to the maintenance of fixed charge ratios, limitations on acquisitions and minimum net worth requirements. The agreement also has provisions which would permit acceleration of the maturity of the borrowings after the occurrence of certain defined events of default. During fiscal 2000, we entered into this Credit Facility, which increased the amount of availability from $200,000,000 to $450,000,000.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

     During the year ended June 30, 2001, $63,000 of the 4% Notes were redeemed and converted into 1,476 shares of common stock.

     Cash payments for interest for the years ended June 30, 2001, 2000 and 1999 were $19,258,000, $21,495,000 and $14,636,000, respectively. Interest income was $8,745,000, $3,139,000 and $3,864,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

     At June 30, 2001, we have $340,800,000 available for use under the $450,000,000 revolving credit agreement after considering outstanding letters of credit.

10. INCOME TAXES

     Income tax expense (benefit) is comprised of the following (in thousands):

                                                      Year ended June 30,
                                             -----------------------------------
                                               2001         2000          1999
                                             --------     --------      --------

Current:
    U.S. Federal                             $ 50,022     $ 88,439      $ 27,344
    Foreign                                     1,689        1,480         1,039
    State                                       6,131        6,913         3,763
                                             --------     --------      --------
        Total current expense                  57,842       96,832        32,146
                                             --------     --------      --------
Deferred:
    U.S. Federal                               27,417      (11,210)       23,328
    Foreign                                        24          151           700
    State                                       1,485          185         3,133
                                             --------     --------      --------
        Total deferred expense (benefit)       28,926      (10,874)       27,161
                                             --------     --------      --------
        Total expense for income taxes       $ 86,768     $ 85,958      $ 59,307
                                             ========     ========      ========

     In fiscal years 2001 and 2000, the deferred state tax expense was significantly impacted by the fiscal year 2000 divestiture accruals.

     Deferred tax assets (liabilities) consist of the following (in thousands):

                                                                  June 30,
                                                            ----------------------
                                                              2001          2000
                                                            --------      --------
Deferred tax assets:
   Accrued expenses not yet deductible for tax purposes     $  4,878      $  7,916
   Loss carrybacks                                             6,596            --
   Loss carry-forwards                                         1,468         2,282
   Basis differences in capital assets                            --        14,402
   Divestiture-related accruals                                5,078         8,344
   Unearned revenue                                               --         5,871
                                                            --------      --------
       Total deferred tax assets                              18,020        38,815
                                                            --------      --------
Deferred tax liabilities:
   Depreciation and amortization                             (62,050)      (46,665)
   Section 481 Adjustment                                       (603)         (919)
   Unearned revenue                                             (204)           --
   Other                                                      (1,678)         (659)
                                                            --------      --------
       Total deferred tax liabilities                        (64,535)      (48,243)

   Deferred tax assets valuation allowance                      (135)         (699)
                                                            --------      --------
       Net deferred tax liabilities                         $(46,650)     $(10,127)
                                                            ========      ========

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

     At June 30, 2001, the Company had available unused domestic net operating loss carry-forwards ("NOLs"), net of Internal Revenue Code Section 382 limitations, of approximately $3,697,000, which will expire in years 2002 through 2010. The valuation allowance at June 30, 2001 exists principally due to tax benefits of acquired corporations for which realization of any future benefit is uncertain due to taxable income limitations. The valuation allowance for deferred tax assets decreased by $564,000 during the year ended June 30, 2001 due to the disposition of the stock of a subsidiary.

     Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

                                             Year ended June 30,
                                      -------------------------------
                                       2001        2000        1999
                                      -------     -------     -------
Statutory U.S. Federal income tax     $77,371     $68,345     $50,938
Goodwill amortization                   4,305      12,405       3,443
State income taxes, net                 4,950       4,614       4,482
Other                                     142         594         444
                                      -------     -------     -------
Total expense for income taxes        $86,768     $85,958     $59,307
                                      =======     =======     =======

     Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of $6,105,000 as of June 30, 2001. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.

     Federal, state and foreign income tax payments during the years ended June 30, 2001, 2000 and 1999 were approximately $80,960,000, $37,197,000 and
$23,854,000, respectively.

11. COMMON STOCK

     Our Class B common stock is entitled to ten votes per share. Class B shares are convertible, at the holder's option, into Class A shares, but until converted carry significant transfer restrictions.

     In February 2001, we completed the sale of a new issue of $316,990,000 aggregate principal amount of our 3.5% Notes due February 15, 2006 (see Note 9). The 3.5% Notes are convertible into Class A common stock at a conversion rate of
11.5117 shares for each $1,000 principal amount of the 3.5% Notes (equivalent to a conversion price of $86.87 per share of Class A common stock), subject to adjustments in certain events, none of which have occurred as of June 30, 2001.

     In fiscal 2001, $63,000 of our 4% Notes were converted into 1,476 shares of Class A common stock. The 4% Notes, issued in fiscal year 1998, are convertible into Class A common stock at a conversion rate of 23.4432 shares for each $1,000 principal amount of the 4% Notes (equivalent to a conversion price of $42.66 per share of Class A common stock), subject to certain events, none of which have occurred as of June 30, 2001.

     In January 1989, we issued warrants to purchase 793,188 additional shares of Class A common stock to a data processing customer. The warrants were exercisable at an aggregate price of $4,700,000 plus $230,000 for each year that elapses after December 31, 1988, plus interest at 10% per annum. The warrants were exercised during fiscal year 1999 by the issuance of 380,000 shares of Class A common stock, representing the net value to the warrant holder.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLANS

     Under our 1997 Employee Stock Option Plan (the "1997 Plan"), we have reserved 3,675,000 shares of Class A common stock for issuance to key employees at exercise prices determined by the Board of Directors. In May 2000 and February 2001, the Board of Directors approved the additional allotment of 865,749 and 804,313 shares, respectively, to the 1997 Plan in accordance with the terms and conditions of the November 14, 1997 Proxy Statement under which the 1997 Plan was authorized. Our 1988 Employee Stock Option Plan (the "1988 Plan"), which originally reserved 6,000,000 shares of Class A common stock for issuance, was discontinued for new grants during fiscal 1998 and terminated (except for the exercise of then existing option grants in September 1997) and subsequently, 1,593,231 unissued shares expired. Generally, the options under each plan vest in varying increments over a five-year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value of Class A common stock at the time of the grant. As reported in Note 1, we have elected to adopt the disclosure-only provisions of SFAS 123 and will continue to account for stock-based employee compensation plans in accordance with APB 25. As a result, no compensation cost has been recognized in the periods presented for stock option or employee stock purchase plans.

     The Long-term Incentive Plan approved in 1991 (the "1991 Plan") provides for the granting of options to various employees, officers and directors of ACS Government Solutions. This plan was discontinued for new grants effective with the December 1997 Government Solutions merger. All options issued under the 1991 Plan were fully vested as of the effective date of the merger. Exercise prices of options awarded in all years were equal to the market price of the stock on the date of the grant; therefore, no compensation costs have been recognized for awards under this plan.

     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using a separate Black-Scholes option pricing calculation for each grant. The following weighted average assumptions were used for grants in fiscal 2001, 2000 and 1999: dividend yield of 0% in all years for the 1997 and 1988 Plans; volatility of 35.84%, 36.11% and 33.18% for fiscal 2001, 2000 and 1999, respectively, for all Plans; risk-free interest rates of 4.76%, 6.25% and 5.07% for fiscal 2001, 2000 and 1999, respectively, in the 1997 and 1988 Plans; and weighted average expected option life of 5.5 years for the 1997 and 1988 Plans and 3 years for the 1991 Plan for all years presented. The average fair values of the options granted during fiscal 2001, 2000 and 1999 are estimated at $19.86, $15.16 and $14.01, respectively, for the combined Plans.

     Had compensation cost for our stock-based compensation plans been determined in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                          Year ended June 30,
                                                              -------------------------------------------
                                                                 2001            2000            1999
                                                              -----------     -----------     -----------

Net income:
    As reported                                               $   134,292     $   109,312     $    86,230
    Pro forma                                                     127,257         102,566          80,591
Basic earnings per common share:
    As reported                                               $      2.69     $      2.22     $      1.77
    Pro forma                                                        2.55            2.08            1.65
Diluted earnings per common and common equivalent shares:
    As reported                                               $      2.46     $      2.07     $      1.66
    Pro forma                                                        2.35            1.96            1.57

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

     Option activity for the years ended June 30, 1999, 2000 and 2001 is summarized as follows:

                                             Weighted Average
                                    Options    Option Price
                                   --------- ----------------

Outstanding at June 30, 1998:      4,400,184      19.01

    Granted                        1,674,000      34.72
    Exercised                       (412,409)      9.93
    Canceled                        (404,900)     26.03
                                   ---------
Outstanding at June 30, 1999:      5,256,875      24.18
                                   =========

    Granted                        1,182,962      33.92
    Exercised                       (332,460)      9.58
    Canceled                        (501,707)     29.77
                                   ---------
Outstanding at June 30, 2000       5,605,670      26.61
                                   =========

    Granted                        1,324,000      47.70
    Exercised                     (1,194,008)     14.91
    Canceled                        (379,617)     36.35
                                   ---------
Outstanding at June 30, 2001       5,356,045      33.74
                                   =========

Exercisable at June 30, 2001         647,945      18.13

     Further information regarding outstanding and exercisable stock options by exercise price range as of June 30, 2001 is disclosed below:

                              Options Outstanding                   Options Exercisable
                    ----------------------------------------    ---------------------------
                                    Weighted
                                     Average       Weighted                       Weighted
                                    Remaining       Average                       Average
   Range of            Number      Contractual     Exercise       Number          Exercise
Exercise Prices     Outstanding        Life          Price      Exercisable         Price
---------------     -----------    -----------     ---------    -----------       ---------
$  8.00-17.76          393,945         4.29         $ 15.00       393,945         $   15.00
  19.63-26.88        1,533,500         6.30           22.82       254,000             22.98
  31.31-41.88        2,720,100         8.09           35.75            --                --
  55.13-69.20          708,500         9.69           60.05            --                --
                     ---------                                    -------         ---------
                     5,356,045         7.51           33.74       647,945         $   18.13
                     =========                                    =======         =========

     Under our 1995 Employee Stock Purchase Plan, a maximum of 1,000,000 shares of Class A common stock can be issued to substantially all full-time employees. Through payroll deductions, eligible participants may purchase our stock at a 15% discount to market value. The stock is purchased by the Plan in the open market, and our contributions for the years ended June 30, 2001, 2000 and 1999 which were charged to additional paid-in capital, were $1,268,000, $1,372,000 and $1,045,000, respectively.

     We have contributory retirement and savings plans which cover all employees and allow for discretionary matching contributions by us as determined by our Board of Directors. Contributions made by us to certain plans during the years ended June 30, 2001, 2000 and 1999 were $10,498,000, $10,043,000 and $6,465,000, respectively.

13. EARNINGS PER SHARE

     Basic earnings per share of common stock is computed using the weighted average number of our common shares outstanding during the period. Diluted earnings per share is adjusted for the after-tax impact of interest on the 3.5% Notes and the 4% Notes and reflects the incremental shares available for issue upon the assumed exercise of stock options and conversion of the 3.5% Notes and the 4% Notes.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                Year ended June 30,
                                                         ----------------------------------
                                                           2001         2000         1999
                                                         --------     --------     --------

Numerator:
      Numerator for earnings per share (basic) -
           income available to common stockholders       $134,292     $109,312     $ 86,230
      Effect of dilutive securities:
           Interest on Convertible debt                     9,036        6,155        6,149
                                                         --------     --------     --------
Numerator for earnings per share assuming dilution -
Income available to common stockholders                  $143,328     $115,467     $ 92,379
                                                         --------     --------     --------

Denominator:
      Weighted average shares outstanding (basic)          49,879       49,244       48,839
      Effect of dilutive securities:
           Convertible debt                                 6,677        5,392        5,392
           Stock options                                    1,672        1,170        1,341
           Warrants and other                                  --           --           96
                                                         --------     --------     --------
           Total potential common shares                    8,349        6,562        6,829
                                                         --------     --------     --------
Denominator for earnings per share assuming dilution       58,228       55,806       55,668
                                                         --------     --------     --------
Earnings per common share (basic)                        $   2.69     $   2.22     $   1.77
                                                         ========     ========     ========
Earnings per common share assuming dilution              $   2.46     $   2.07     $   1.66
                                                         ========     ========     ========

14. FINANCIAL INSTRUMENTS

     As of June 30, 2001 and 2000, the fair values of our revolving credit balances and other variable-rate debt instruments approximated the related carrying values. The fair values of our fixed-rate debt instruments also approximated the related carrying values, as determined based upon relative changes in our variable borrowing rates, whether the borrowings occurred recently or if the borrowings were repaid after the fiscal year ended. As of June 30, 2001, we estimated the fair value of our 4% Notes at approximately $399,832,000 and the fair value of the 3.5% Notes at approximately $340,954,000, based on the trading price on that day.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." The statement requires us to record all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. We adopted SFAS 133 effective July 1, 2000.

     In order to manage interest costs and exposure to changing interest rates, we hold two interest rate hedges, designated as cash flow hedges, initiated in December 1998 and expiring in December 2001. Each hedge is structured such that we pay a fixed rate of interest of 4.54%, and receive a floating rate of interest based on one month LIBOR. The notional amount of the two hedges totals $100,000,000 and the fair market value of the two hedges at June 30, 2001 is ($355,000). The fair value of each interest rate hedge reflects termination cash value. The fair value of the interest rate hedges, net of $139,000 tax benefit, is reflected in accumulated other comprehensive income.

     In order to manage the volatility of the value of our marketable security investment, we entered into a no-cost collar agreement in June 2001 which matures in March 2002. The collar, a fair value hedge, is structured so that all fluctuations in the price of the marketable security above or below 100% or 102.5% of its value on the date the collar was entered into are hedged. As of June 30, 2001, the collar had a fair market value of $27,000.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

15. RELATED PARTY TRANSACTIONS

     Effective April 1996, we sold ACS Merchant Services, Inc. ("Merchant Services"), a start-up operation of the electronic commerce business line, to a former officer and director for consideration in the form of a note receivable of $500,000. There was no gain or loss recognized on the sale. Simultaneous with the sale, we contributed an additional $1,500,000 and the unpaid balance of an intercompany note due from Merchant Services of approximately $712,000 in exchange for 1,000 shares of Merchant Services' 5% cumulative convertible preferred stock, which is convertible after five years into approximately 55% of the ownership of Merchant Services on a fully diluted basis, with 44% of the voting common stock and 100% of the non-voting common stock. During fiscal year 2000, we provided guarantees to two banks on Merchant Services' debt up to $9,000,000. In July 2000, we completed the sale of our convertible preferred stock investment in Merchant Services for $15,000,000, resulting in a non-operating pretax gain of approximately $12,800,000.

     We, our Chairman of the Board, and three other investors (who are also key employees), are the stockholders in DDH Aviation, Inc. ("DDH"), a corporate airplane brokerage firm organized in late 1997. DDH has a $47 million line of credit with Citicorp USA, Inc., for which we and our Chairman of the Board, in exchange for warrants to acquire additional voting stock, act as guarantors with our guaranty making us liable for up to approximately $11.5 million of the line of credit. Assuming that all warrants are exercised and all shares to be issued to certain key employees of DDH (upon the attainment of certain performance goals) have been issued, our Chairman owns approximately 44% of the equity interests in DDH and we own approximately 6%. Our Chairman, along with two of our officers are also directors of DDH. Our Chairman also serves as the Chairman of the Board of DDH. We have access to aircraft from DDH. On August 21, 2001, we entered into an Agreement for Purchase with DDH Aviation, Inc. for the purchase of a Challenger 600 aircraft. The purchase price of the aircraft is $8.5 million, which includes refurbishment of the interior and exterior of the aircraft. A deposit of $1.7 million was made with DDH Aviation when we executed the agreement and an additional deposit of $2.5 million will be due on October 1, 2001, with the balance due when the aircraft is delivered to us on November 24, 2001.

16. COMMITMENTS AND CONTINGENCIES

     We have various operating lease agreements for information technology equipment and facilities. A summary of the lease commitments under noncancelable operating leases at June 30, 2001 is as follows (in thousands):

Year ending June 30,
2002                                                                $  66,792
2003                                                                   43,024
2004                                                                   26,202
2005                                                                   18,023
2006                                                                   11,193
Thereafter                                                             44,896
                                                                    ---------
                                                                    $ 210,130
                                                                    =========

     Lease expense for information technology equipment and facilities was $81,215,000, $80,813,000 and $78,709,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

     On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by twenty-one former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, "GSA/FTSA"). The GSA/FTSA employees alleged that they were entitled to the value of 401,541 shares of our stock pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former data processing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which includes attorneys' fees and pre-judgment interest, but excludes additional attorneys' fees of approximately $850,000 and post-judgement interest at the statutorily mandated rate, which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs' claims. We filed our appeal of the judgment on March 15, 1999 and a brief in support of such appeal has been filed.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

We plan to vigorously pursue the appeal. The plaintiffs also have filed a notice of appeal. Should the proceedings not be favorably resolved on appeal, we would be subject to a material charge.

     Government contracts are subject to review and audit by various governmental authorities in the normal course of our business. Cost audits have been completed through fiscal 1999 for a majority of the federal government business operations. In management's opinion, any such reviews and the results of cost audits for subsequent fiscal years will not have a material effect on our financial position or results of operations.

     We are subject to certain other legal proceedings, claims and disputes which arise in the ordinary course of business. Although we cannot predict the outcomes of these legal proceedings, management does not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity. However, if unfavorably resolved, these proceedings could have a material adverse effect on our financial position, results of operations and liquidity.

17. IMPAIRMENT, MERGER EXPENSES AND OTHER CHARGES

     During the first quarter of fiscal 2001, we recorded a $12,800,000 gain in other non-operating income related to the sale of a non-strategic minority investment in ACS Merchant Services, Inc. (see Note 15). Also, during the quarter, we recorded a $10,400,000 charge in connection with the termination of certain hardware leases and disaster recovery contracts (reflected in rent, lease and maintenance expense) and a $2,100,000 charge for non-recurring litigation and the writedown of property held-for-sale (reflected in other operating expenses).

     During the fourth quarter of fiscal 2000 and as a result of our periodic review of the net realizable value of intangible assets, we recorded a pretax impairment charge for $8,283,000 for certain intangible assets, primarily customer contracts. The impairment charge was calculated based on discounted net cash flows.

     During the fourth quarter of fiscal 2000, we recorded a pretax charge of approximately $15,395,000 for estimated losses on contracts, a non-recurring charge related to a contractual dispute with a client, non-recurring litigation and severance. These losses were recorded in the following income statement categories: Wages and benefits - $4,991,000; Services and supplies - $2,987,000; Rent, lease and maintenance - $100,000; Depreciation and amortization - $265,000; and Other operating expenses - $7,052,000.

     In the third quarter of fiscal 2000, we recorded a $1,800,000 net gain related to the divestiture of a minority investment, which was recorded in other non-operating income.

     In the second quarter of fiscal 2000, we recorded a $3,000,000 pretax charge in connection with the consolidation of certain business process outsourcing operations. These expenses include approximately $2,600,000 related to duplicate software and production facilities (reflected in rent, lease and maintenance expense), $200,000 of unamortized leasehold improvements and write-offs of excess equipment (reflected in depreciation and amortization expense) and $200,000 for severance payments for reductions in staff (reflected in wages and benefits expense).

     In January 1999, we sold a business unit of an acquired company to CyberPlus Corporation ("Cyberplus"). As part of the consideration, we received a $3,200,000 promissory note due March 2000 and 2,100,000 warrants to purchase CyberPlus common stock. Given the financial uncertainty surrounding CyberPlus, the note receivable was fully reserved. In November 1999, CyberPlus obtained financing and repaid $3,000,000 on the promissory note in full, resulting in a $3,000,000 gain recorded in Other non-operating income.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

18. COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes within a company's equity.

     In order to manage interest costs and exposure to changing interest rates, we hold two interest rate hedges, designated as cash flow hedges, initiated in December 1998 and expiring in December 2001. Each hedge is structured such that we pay a fixed rate of interest of 4.54%, and receive a floating rate of interest based on one month LIBOR. The notional amount of the two hedges totals $100,000,000 and the fair market value of the two hedges at June 30, 2001 is ($355,000). The fair value of each interest rate hedge reflects termination cash value. The fair value of the interest rate hedges, net of $139,000 tax benefit, is reflected in accumulated other comprehensive income.

     We entered into a no-cost collar agreement in relation to our investment in a marketable security in June 2001, which matures in March 2002. The collar, a fair value hedge, is structured so that all fluctuations in the price of the marketable security above or below 100% or 102.5% of its value on the date the collar was entered into are hedged. As of June 30, 2001, the collar had a fair market value of $27,000 and is recorded in other current assets.

     Our marketable security investment had a fair market value of $1,320,000. Unrealized gains of $84,000 are recorded as a component of accumulated other comprehensive income.

     The components of comprehensive income are as follows (in thousands):

                                                                   Year ended June 30,
                                                          --------------------------------------
                                                            2001           2000          1999
                                                          ---------      ---------     ---------

Net income                                                $ 134,292      $ 109,312     $  86,230

Change in fair value of derivatives (net of $139 tax)          (216)            --            --
Unrealized gain on marketable security                           84             --            --
                                                          ---------      ---------     ---------
Comprehensive income                                      $ 134,160      $ 109,312     $  86,230
                                                          =========      =========     =========

19. SUBSEQUENT EVENTS

     In the first quarter of fiscal 2002, we acquired Lockheed Martin IMS Corporation ("IMS"), a wholly-owned subsidiary of Lockheed Martin Corporation. IMS, located in Washington D.C., provides services to state and local government agencies in health and human services, transportation, public safety and child support. The transaction, valued at $825 million plus related transaction costs, was funded initially through a combination of a new $550 million, 18-month credit facility from Bear, Stearns & Co. Inc. and Wells Fargo N.A., borrowings on our existing credit facility and existing cash on hand. We have announced plans to refinance the interim facility by using proceeds we receive from issuance of equity and long-term debt. While the precise mix, size and timing are subject to market conditions, we expect to offer $500 million of our Class A common stock and $300 million of long-term debt. No assurance can be given to our refinancing plans and how or when they will be completed. Absent a refinancing, we would be subject to incremental interest on the interim facility and would most likely jeopardize our investment grade ratings.

     Also in the first quarter of fiscal 2002, we announced a definitive agreement to acquire the Business Process Outsourcing services unit of National Processing Company. NPC's BPO unit provides healthcare claims

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES processing, credit card application processing and airline lift ticket processing. As part of the transaction, we will acquire all of NPC's offshore operations in Jamaica, the Dominican Republic and Barbados and a majority of NPC's Mexican operations. The transaction, valued at $43 million, is expected to close in the first quarter of fiscal 2002.

20. SEGMENT INFORMATION

     We are organized into the commercial and the federal government segments due to the different operating environments, in part caused by the different types of customers, differing economic characteristics and the nature of regulatory environments. Within the commercial segment, we provide technology outsourcing, business process outsourcing and systems integration services to clients in such industries as insurance, utilities, manufacturing, financial institutions, telecommunications, healthcare, retail and transportation. In the federal government segment, we provide systems integration services, business process outsourcing and technology outsourcing to federal agencies.

     The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). Intersegment sales and transfers are priced as if the sales or transfers were to third parties. However, these amounts during the three years presented were immaterial to the individual segments.

     We use earnings before interest and taxes (operating income) to measure segment profit. Segment operating income includes selling, general and administrative expenses directly attributable to that segment. Corporate includes general and administrative services shared by all of our segments such as treasury, legal, corporate accounting, human resources and facilities. Where practical, shared expenses are allocated based on measurable drivers of expense (e.g., human resource costs are allocated on headcount).

     Certain reclassifications have been made to the segment disclosures as the result of changes to our operating structure. Prior years' results have been restated for comparison purposes. The following tables reflect the results of the segments consistent with our management system (in thousands):

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                                           Federal
                                          Commercial      Government       Corporate       Consolidated
                                          -----------     -----------     -----------      ------------

FISCAL 2001
Revenues                                  $ 1,315,893     $   747,666     $        --      $ 2,063,559
Operating expenses(a)                       1,049,117         676,728          20,371        1,746,216
                                          -----------     -----------     -----------      -----------
EBITDA(c)                                     266,776          70,938         (20,371)         317,343
Depreciation and amortization expense
   (excluding goodwill amortization)           55,654          11,809           1,700           69,163
Goodwill amortization expense                  19,750           4,704              --           24,454
                                          -----------     -----------     -----------      -----------
Operating income                          $   191,372     $    54,425     $   (22,071)     $   223,726
                                          ===========     ===========     ===========      ===========
Total assets                              $ 1,171,051     $   392,391     $   328,245      $ 1,891,687
                                          ===========     ===========     ===========      ===========
Capital expenditures                      $    79,552     $    15,268     $     4,250      $    99,070
                                          ===========     ===========     ===========      ===========

FISCAL 2000
Revenues                                  $ 1,344,671     $   617,871     $        --      $ 1,962,542
Operating expenses (excluding
   impairment charges)(a)                   1,113,778         568,252          15,781        1,697,811
Impairment charges(b)                          56,571              --              --           56,571
                                          -----------     -----------     -----------      -----------
EBITDA(c)                                     174,322          49,619         (15,781)         208,160
Depreciation and amortization expense
   (excluding goodwill amortization)           52,722           9,342           1,115           63,179
Goodwill amortization expense                  19,035           2,538              --           21,573
                                          -----------     -----------     -----------      -----------
Operating income                          $   102,565     $    37,739     $   (16,896)     $   123,408
                                          ===========     ===========     ===========      ===========
Total assets                              $ 1,221,205     $   357,836     $    77,405      $ 1,656,446
                                          ===========     ===========     ===========      ===========
Capital expenditures                      $    63,104     $     6,778     $     1,666      $    71,548
                                          ===========     ===========     ===========      ===========
FISCAL 1999
Revenues                                  $ 1,091,417     $   550,799     $        --      $ 1,642,216
Operating expenses                            904,095         498,041          14,773        1,416,909
                                          -----------     -----------     -----------      -----------
EBITDA(c)                                     187,322          52,758         (14,773)         225,307
Depreciation and amortization expense
   (excluding goodwill amortization)           42,244           7,863             952           51,059
Goodwill amortization expense                  13,393           2,271              --           15,664
                                          -----------     -----------     -----------      -----------
Operating income                          $   131,685     $    42,624     $   (15,725)     $   158,584
                                          ===========     ===========     ===========      ===========
Total assets                              $   920,522     $   264,806     $    38,272      $ 1,223,600
                                          ===========     ===========     ===========      ===========
Capital expenditures                      $    44,441     $    13,689     $     3,011      $    61,141
                                          ===========     ===========     ===========      ===========

     (a) Operating expenses during fiscal 2001 include a $10,400,000 charge in connection with the termination of certain hardware leases and disaster recovery contracts and a $2,100,000 charge for non-recurring litigation costs and the writedown of property held-for-sale. Operating expenses during fiscal year 2000 include a $15,395,000 charge ($7,078,000 relates to the federal government segment), associated with loss contracts, a non-recurring charge related to a contractual dispute with a client, non-recurring litigation and severance (see Note 17). Operating expenses during fiscal year 2000 in the commercial segment also include a $3,000,000 charge in connection with the consolidation of certain business process outsourcing operations (see Note 17).

     (b) Impairment charges of $48,288,000 during fiscal year 2000 result from the writedown of goodwill and other intangibles to estimated market value associated with divestitures not completed at June 30, 2000 (see
          Note 3). In addition, certain other intangibles, primarily customer contracts, were written down based on discounted net cash flows in the amount of $8,283,000 (see Note 17).

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

     (c) EBITDA consists of earnings before interest income, interest expense, other non-operating income and expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of a company's performance or to cash flows from operating activities as a measure of liquidity.

     The following reconciles consolidated operating income to pretax profit (in thousands):

                                             Year ended June 30,
                                    ---------------------------------------
                                      2001           2000           1999
                                    ---------      ---------      ---------

Consolidated operating income       $ 223,726      $ 123,408      $ 158,584

Interest expense                      (23,742)       (23,979)       (17,594)

Net gain on divestitures                   --         85,846             --

Other non-operating income, net        21,076          9,995          4,547
                                    ---------      ---------      ---------
Consolidated pretax profit          $ 221,060      $ 195,270      $ 145,537
                                    =========      =========      =========

     We derive a substantial majority of our revenues from companies headquartered in the United States. In fiscal years 2001, 2000 and 1999, no single customer exceeded 10% of our revenues.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
    (in thousands, except per share amounts)

                                                                       Quarter ended
                        ------------------------------------------------------------------------------------------------------------
                                            Fiscal 2001                                             Fiscal 2000
                        ---------------------------------------------------     ----------------------------------------------------
                        June 30,       Mar. 31,     Dec. 31,      Sept. 30,     June 30,       Mar. 31,      Dec. 31,      Sept. 30,
                          2001          2001          2001          2001          2000           2000          2000          2000
                        ---------     ---------     ---------     ---------     ---------      ---------     ---------     ---------

Revenues                $ 550,477     $ 533,574     $ 500,882     $ 478,626     $ 528,409      $ 510,439     $ 476,008     $ 447,686
Operating income           63,059        61,767        56,727        42,173(a)    (17,683)(b)     50,004        45,410(c)     45,677
Net income                 36,552        35,193        31,992        30,555(a)     30,004(d)      27,836        26,446        25,026

Earnings per common
share (basic)           $     .73     $     .70     $     .64     $     .62     $     .61      $     .57     $     .54     $     .51
Weighted average
shares outstanding         50,307        49,964        49,811        49,438        49,255         49,319        49,319        49,261

Earnings per common
share assuming dilution $     .66     $     .64     $     .59     $     .57     $     .57      $     .53     $     .50     $     .47

Weighted average
shares outstanding
assuming dilution          61,189        58,673        56,881        56,207        55,606         55,658        55,866        56,095

     (a) The first quarter of fiscal 2001 includes a $12,800,000 gain in other non-operating income related to the sale of a non-strategic minority investment in ACS Merchant Services, Inc. Also during the quarter, we recorded a $10,400,000 charge in connection with the termination of certain hardware leases and disaster recovery contracts and a $2,100,000 charge for non-recurring litigation costs and the writedown of property held-for-sale.

     (b) The fourth quarter of fiscal 2000 includes impairment charges of $48,288,000, or $0.64 per diluted share, resulting from the writedown of goodwill and other intangibles (see Note 3), impairment charges of $8,283,000, or $0.09 per diluted share, related to certain other intangibles, primarily customer contracts (see Note 17) and a $15,395,000, or $0.18 per diluted share, charge associated with loss contracts, a non-recurring charge related to a contractual dispute with a client, non-recurring litigation and severance (See Note 17).

     (c) The second quarter of fiscal 2000 includes a $3,000,000 charge in connection with the consolidation of certain business process outsourcing operations.

     (d) Net income for the fourth quarter of fiscal 2000 includes the $71,966,000 of charges described in (a) above, $50,479,000 after tax, offset by a net pretax gain on divestitures of $85,846,000, $51,534,000 after tax. This impacted basic and diluted earnings per share for the fourth quarter of fiscal 2000 by $0.02.

                       AFFILIATED COMPUTER SERVICES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                 (in thousands)

                                                  Balance                           Balances of                          Balance
                                                at Beginning    Charged to Costs      Divested                           at End
                  Description                    of Period        and Expenses      Businesses(1)      Deductions       of Period
                  -----------                   ------------    ----------------    -------------      ----------       ---------

Year ended June 30, 2001 Deducted from asset accounts:

       Accounts receivable                        $  4,646          $  2,062          $     --          $  1,088(2)      $  5,620
       Property and equipment, software            165,558            56,628                --             5,376(3)       216,810
       Goodwill                                     51,771            24,468                --               412(3)        75,827
       Other intangible assets                      28,568            12,521                --             1,694(3)        39,395
                                                  --------          --------          --------          --------         --------
           Total                                  $250,543          $ 95,679          $     --          $  8,570         $337,652
                                                  ========          ========          ========          ========         ========

Year ended June 30, 2000 Deducted from asset accounts:

       Accounts receivable                        $  4,633          $  7,295          $    794          $  6,488(2)      $  4,646
       Property and equipment, software            139,000            49,975            14,523             8,894(3)       165,558
       Goodwill                                     41,779            21,573            11,581                --(3)        51,771
       Other intangible assets                      25,006            13,204             2,351             7,291(3)        28,568
                                                  --------          --------          --------          --------         --------
           Total                                  $210,418          $ 92,047          $ 29,249          $ 22,673         $250,543
                                                  ========          ========          ========          ========         ========

Year ended June 30, 1999 Deducted from asset accounts:

       Accounts receivable                        $  2,840          $  3,673                --          $  1,880(2)      $  4,633
       Property and equipment, software            101,125            40,435                --             2,560(3)       139,000
       Goodwill                                     25,846            15,664                --              (269)(3)       41,779
       Other intangible assets                      14,414            10,624                --                32           25,006
                                                  --------          --------          --------          --------         --------
           Total                                  $144,225          $ 70,396          $     --          $  4,203         $210,418
                                                  ========          ========          ========          ========         ========

     (1) Allowances associated with divested and held-for-sale business units at June 30, 2000.

     (2) Uncollectible accounts written off, net of recoveries and allowances of acquired businesses.

     (3)  Retirements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Pursuant to Instruction G(3) to Form 10-K, the information required in ITEMS 10 THROUGH 13 is incorporated by reference from our definitive proxy statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Schedules

         The following consolidated financial statements of Affiliated Computer Services, Inc. and Subsidiaries are included in Part II, Item 8:

              Report of Independent Accountants
              Consolidated Balance Sheets
              Consolidated Statements of Income
              Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
              Notes to the Consolidated Financial Statements

     (b) The following financial schedule of Affiliated Computer Services, Inc. and Subsidiaries is included in Part II, Item 8:

         Schedule II - Valuation and Qualifying Accounts

     (c) Reports on Form 8-K

         Current Report on Form 8-K dated February 15, 2001 related to the Company's registration of approximately $317 million of 3.5% Convertible Subordinated Notes due February 15, 2006 and 3,649,094 shares of Class A common stock.

     (d) Exhibits

         Reference is made to the Index to Exhibits beginning on page 45 for a list of all exhibits filed as part of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized representative.

                                       Affiliated Computer Services, Inc.

Date: August 27, 2001
                                       By: /s/ Warren D. Edwards
                                           ------------------------------------
                                           Warren D. Edwards
                                           Executive Vice President and
                                           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of August, 2001.

           Signature                                            Title
           ---------                                            -----

       /s/ Darwin Deason                    Director, Chairman of the Board
------------------------------------
        (Darwin Deason)

      /s/ Jeffrey A. Rich                   Director, President and Chief Executive Officer
------------------------------------
      (Jeffrey A. Rich)

       /s/ Mark A. King                     Director, Chief Operating Officer
------------------------------------
        (Mark A. King)

     /s/ Warren D. Edwards                  Executive Vice President and Chief Financial Officer
------------------------------------
      (Warren D. Edwards)

    /s/ Henry G. Hortenstine                Director, Executive Vice President
------------------------------------
     (Henry G. Hortenstine)

   /s/ William L. Deckelman, Jr.            Director, Executive Vice President, Corporate Secretary and
------------------------------------            General Counsel
   (William L. Deckelman, Jr.)

       /s/ Peter A. Bracken                 Director
------------------------------------
       (Peter A. Bracken)

      /s/ Joseph P. O'Neill                 Director
------------------------------------
      (Joseph P. O'Neill)

       /s/ Frank A. Rossi                   Director
------------------------------------
       (Frank A. Rossi)

    /s/ Clifford M. Kendall                 Director
------------------------------------
    (Clifford M. Kendall)

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

 3.1            Certificate of Incorporation of the Company, filed as Exhibit
                3.1 to the Company's Registration Statement on Form S-3 dated
                March 30, 2001 (Registration No. 333-58038) ("Form S-3")and incorporated herein by reference.

 3.2 Bylaws of the Company, as amended and in effect on May 3, 2000, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.


 4.1            Form of New Class A Common Stock Certificate, filed as Exhibit
                4.3 to the Company's Form S-1 (Registration No. 333-79394)
                ("Form S-1") and incorporated herein by reference.

 4.2            Rights Agreement, dated April 2, 1999, between the Company and
                First City Transfer Company, as Rights Agent, filed as Exhibit
                4.1 to the Company's Report on Form 8-K dated May 19, 1999 and incorporated herein by reference.

 4.3            Indenture, dated as of March 20, 1998, between Affiliated
                Computer Services, Inc., as issuer and U.S. Trust Company of
                Texas, N.A. as trustee, filed as Exhibit 4.1 to the Company's
                Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.

 4.4 Registration Rights Agreement, dated as of March 17, 1998, between Affiliated Computer Services, Inc. and Goldman, Sachs &
                Co., Bear, Stearns & Co. Inc., Smith Barney Inc., Hambrecht &
                Quist LLC, Donaldson, Lufkin & Jenrette Securities Corporation and Prudential Securities Incorporated, filed as Exhibit 4.2 to the Company's Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.

 4.5 Indenture dated as of February 21, 2001, by and between the Company, as Issuer, and U.S. Trust Company of Texas, N.A., as
                Trustee, relating to the Company's 3.5% Convertible Subordinated
                Notes due February 15, 2006, filed as Exhibit 4.1 to the
                Company's Form S-3 and incorporated herein by reference.

 4.6 Registration Rights Agreement, dated February 21,2001, by and between the Company and Goldman, Sachs & Co., as representative of the several purchasers named therein relating to the Company's 3.5% Convertible Subordinated Notes due February 15,
                2006, filed as Exhibit 4.4 to the Company's Form S-3 and incorporated herein by reference.

 4.7            Specimen Note for the Company's 3.5% Convertible Subordinated
                Notes due February 15, 2006, filed as Exhibit 4.2 to the
                Company's Form S-3 and incorporated herein by reference.

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

10.11           Third Amendment to Restated Credit Agreement dated September 24,
                1999 between the Company; Wells Fargo Bank (Texas), N.A., Agent;
                Bank One, Texas, N.A., Co-Agent; and certain Lenders for
                $200,000,000 Revolving Credit Facility filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June
                30, 2000 and incorporated herein by reference.

10.12           Credit Agreement dated September 27, 1999 between the Company;
                Wells Fargo Bank (Texas), N.A., Agent and Arranger; and certain
                Lenders for $50,000,000 Revolving Credit Facility filed as
                Exhibit 10.12 to the company's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.13 First Amendment to Credit Agreement dated February 24, 2000 between the Company; Wells Fargo Bank (Texas), N.A., Agent and
                Arranger; and certain lenders for $50,000,000 Revolving Credit
                Facility filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30,2000 and incorporated herein by reference.

10.14           Credit Agreement dated May 12, 2000 between the Company; Wells
                Fargo Bank Texas, National Association, Administrative Agent and
                Co-Lead Arranging Agent; Bank One, N.A., Syndication Agent and
                Co-Lead Arranging Agent; SunTrust Bank, Documentation Agent: The
                Bank of Tokyo-Mitsubishi, Ltd., Co-Agent; and certain Lenders and certain Subsidiary Guarantors for $450,000,000 Revolving
                Credit Facility filed as Exhibit 10.14 to the Company's Annual
                Report on form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

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

10.19 Guaranty of Affiliated Computer Services, Inc. of Citibank loan to DDH Aviation filed as Exhibit 1.0.1 to the Company's Form
                10-Q for the period ended December 31, 2000 and incorporated herein by reference.

o  21.1         Subsidiaries of the Company

o  23.1         Consent of PricewaterhouseCoopers LLP

     o    Filed herewith