Form 10-Q
period 2001-09-30
AFFILIATED COMPUTER SERVICES INC
filed 2001-11-14
CIK 2135

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2001
                                    ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the period from __________ to __________

                         Commission file number 0-24787
                                                --------

                       AFFILIATED COMPUTER SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                           51-0310342
    ------------------------------     --------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

2828 NORTH HASKELL, DALLAS, TEXAS                    75204
-------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code    (214) 841-6111

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             NUMBER OF SHARES OUTSTANDING AS
        TITLE OF EACH CLASS OF                       NOVEMBER 7, 2001
--------------------------------------       -------------------------------

 Class A Common Stock, $.01 par value                 56,909,056
 Class B Common Stock, $.01 par value                  3,299,686
                                                     -----------
                                                      60,208,742

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                       PAGE
  PART I.                        FINANCIAL INFORMATION                                                NUMBER


Item 1.        Consolidated Financial Statements:

                        Consolidated Balance Sheets at September 30, 2001 and
                                 June 30, 2001                                                           1

                        Consolidated Statements of Income for the Three Months
                                 Ended September 30, 2001 and 2000                                       2

                        Consolidated Statements of Cash Flows for the Three Months Ended
                                 September 30, 2001 and 2000                                             3

                        Notes to Consolidated Financial Statements                                    4 - 10

Item 2.        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                         11 - 13

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                        14

Item 2.        Changes in Securities and Use of Proceeds                                                14

Item 4.        Submission of Matters to a Vote of Stockholders                                          14

Item 6.        Exhibits and Reports on Form 8-K                                                         15

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                             SEPTEMBER 30,      JUNE 30,
                                                                  2001            2001
                                                              (UNAUDITED)       (AUDITED)
                                                             -------------      ---------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                $    34,048       $   242,458
     Accounts receivable, net                                     630,345           472,042
     Inventory                                                     10,282             8,591
     Prepaid expenses and other current assets                     85,462            77,572
     Deferred taxes                                                 8,684             8,952
                                                              -----------       -----------
         Total current assets                                     768,821           809,615

Property, equipment and software, net                             343,591           237,563
Intangibles, net                                                  166,980            97,160
Goodwill, net                                                   1,388,569           697,760
Long-term investments and other assets                             52,969            49,589
                                                              -----------       -----------

         Total assets                                         $ 2,720,930       $ 1,891,687
                                                              ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         $    46,318       $    40,265
     Accrued compensation and benefits                             75,842            82,043
     Other accrued liabilities                                    191,872           126,875
     Income taxes payable                                          20,873             7,742
     Short-term debt                                                3,094             3,362
     Current portion of unearned revenue                           39,922            20,765
                                                              -----------       -----------
         Total current liabilities                                377,921           281,052

Convertible notes                                                 546,927           546,927
Long-term debt                                                    772,136           102,386
Deferred taxes                                                     60,948            55,601
Other long-term liabilities                                        19,486            20,206
                                                              -----------       -----------
         Total liabilities                                      1,777,418         1,006,172
                                                              -----------       -----------

Stockholders' equity:
     Class A common stock                                             476               473
     Class B common stock                                              33                33
     Additional paid-in capital                                   365,249           350,767
     Retained earnings                                            577,971           534,374
     Accumulated other comprehensive income (net of tax)             (217)             (132)
                                                              -----------       -----------
        Total stockholders' equity                                943,512           885,515
                                                              -----------       -----------

         Total liabilities and stockholders' equity           $ 2,720,930       $ 1,891,687
                                                              ===========       ===========


                 See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                  THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                             ----------------------------
                                                               2001                2000
                                                             ---------           --------

Revenues                                                     $ 655,019           $ 478,626
                                                             ---------           ---------

 Expenses:
   Wages and benefits                                          296,873             216,189
   Services and supplies                                       172,871             129,505
   Rent, lease and maintenance                                  72,880              62,706
   Depreciation and amortization                                24,415              21,092
   Other operating expenses                                      6,438               6,961
                                                             ---------           ---------

      Total operating expenses                                 573,477             436,453
                                                             ---------           ---------

   Operating income                                             81,542              42,173

 Interest expense                                               12,599               5,035
 Other non-operating income, net                                (1,316)            (13,366)
                                                             ---------           ---------

   Pretax profit                                                70,259              50,504

 Income tax expense                                             26,346              19,949
                                                             ---------           ---------

   Net income                                                $  43,913           $  30,555
                                                             =========           =========

 Earnings per common share:

    Basic                                                    $     .86           $     .62
                                                             =========           =========

    Diluted                                                  $     .77           $     .57
                                                             =========           =========

Shares used in computing earnings per common share:
    Basic                                                       50,790              49,438

    Diluted                                                     61,672              56,207


                 See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        2001                2000
                                                                                      ---------           ---------

Cash flows from operating activities:
    Net income                                                                        $  43,913           $  30,555
                                                                                      ---------           ---------

    Adjustments to reconcile net income to net cash provided (used) by operating activities:
        Depreciation and amortization                                                    24,415              21,092
        Gain on sale of investment                                                         (274)            (12,785)
        Other                                                                               405                 334
        Changes in assets and liabilities, net of effects from acquisitions:
           Increase in accounts receivable                                              (44,661)             (4,324)
           Increase in inventory                                                         (1,312)             (1,684)
           (Increase) decrease in prepaid expenses and other current assets               3,478              (4,663)
           Change in deferred taxes                                                       5,635               8,869
           Decrease in other long-term assets                                             1,740                 711
           Increase (decrease) in accounts payable                                        6,267             (27,288)
           Decrease in accrued compensation and benefits                                (30,590)            (17,400)
           Increase (decrease) in other accrued liabilities                               7,234              (4,766)
           Change in income taxes payable                                                19,883             (43,197)
           Increase (decrease) in unearned revenue                                        1,952              (2,930)
           Increase in other long-term liabilities                                          356                  22
                                                                                      ---------           ---------
        Total adjustments                                                                (5,472)            (88,009)
                                                                                      ---------           ---------
        Net cash provided (used) by operating activities                                 38,441             (57,454)
                                                                                      ---------           ---------

Cash flows from investing activities:
    Purchases of property, equipment and software, net of sales                         (35,946)            (24,803)
    Payments for acquisitions, net of cash acquired                                    (879,503)            (11,463)
    Proceeds from divestitures, net of transaction costs                                   --               209,835
    Purchase of investments                                                                --                (1,535)
    Proceeds from sale of investment                                                       --                17,100
    Additions to other intangible assets                                                 (5,812)             (4,980)
    Additions to notes receivable                                                        (2,687)               (389)
    Other                                                                                   (98)              1,641
                                                                                      ---------           ---------
        Net cash provided (used) by investing activities                               (924,046)            185,406
                                                                                      ---------           ---------

Cash flows from financing activities:
    Proceeds from issuance of debt, net of issuance costs                               756,710              80,182
    Repayments of  debt                                                                 (87,248)           (236,051)
    Proceeds from stock options exercised                                                 7,734               2,290
    Other                                                                                    (1)               --
                                                                                      ---------           ---------
        Net cash provided (used) by financing activities                                677,195            (153,579)
                                                                                      ---------           ---------

Net decrease in cash and cash equivalents                                              (208,410)            (25,627)
Cash and cash equivalents at beginning of period                                        242,458              44,521
                                                                                      ---------           ---------
Cash and cash equivalents at end of period                                            $  34,048           $  18,894
                                                                                      =========           =========


                 See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 1000 company comprised of nearly 32,000 full-time equivalent employees in 29 countries providing business process and technology outsourcing solutions to world-class commercial and government clients.

    The financial information presented should be read in conjunction with our consolidated financial statements for the year ended June 30, 2001. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year.

2.  ACQUISITIONS

    In August 2001, we acquired 100% of the stock of Lockheed Martin IMS Corporation ("IMS"), a wholly owned subsidiary of Lockheed Martin Corporation for approximately $825 million. The acquisition was funded from a $550 million 18-month interim credit facility, borrowings from our existing revolving credit facility, and existing cash on hand. IMS' results have been included in our consolidated financial statements from the effective date of the acquisition, August 1, 2001. IMS provides business process outsourcing services to more than 230 state and local government agencies in 45 U.S. states, the District of Columbia, Canada, Australia, and Europe. IMS specializes in child support enforcement, welfare and workforce services, child care management, electronic toll collection, and other intelligent transportation services involving the trucking industry, photo enforcement of red-light and speeding violations, parking management, and information technology outsourcing. We believe the acquisition of IMS solidifies ACS as a leader in technology based outsourcing solutions to state and local government agencies.

    The acquisition was accounted for under the purchase method of accounting with assets acquired of $931.9 million and liabilities assumed of $106.9 million. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value at July 31, 2001, subject to finalization of third party valuation, as follows (in thousands):

                Current Assets                             $    117,949
                Property, equipment and software                 80,021
                Other long-term assets                            2,826
                Intangible assets                                64,700
                Goodwill                                        666,416
                                                           ------------
                Total assets acquired                           931,912

                Current liabilities                             106,912
                                                           ------------
                Total liabilities assumed                       106,912
                                                           ------------
                Net assets acquired                        $    825,000
                                                           ============

     The total amount of goodwill is expected to be fully deductible for tax purposes. Software of $41.5 million is included in property, equipment and software and has anticipated useful life ranging from 2 to 10 years. The $64.7 million acquired intangible assets is attributable to customer contracts with an aggregate anticipated useful life of approximately 8 years.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   ACQUISITIONS (CONTINUED)

     Pro forma Financial Information

     The following unaudited pro forma information presents a summary of our consolidated results of operations as if the IMS acquisition had occurred at the beginning of the periods presented and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred at the beginning of the periods presented.

                                                      For the three months ended September 30,
                                                      ----------------------------------------
                                                              2001                   2000
                                                      -------------------    -----------------

                      Revenue                             $   706,672          $   637,167
                      Net income                               45,907               34,103

                      Earnings per common share:
                      Basic                               $       .90          $       .69
                      Diluted                             $       .80          $       .63


     In August 2001, we acquired the business process outsourcing services unit of National Processing Company (NPC) for approximately $43 million in cash. NPC's results have been included in our consolidated financial statements from the effective date of the acquisition, August 1, 2001. NPC's business process outsourcing services unit specializes in healthcare claim processing, credit card application processing and airline lift ticket processing.

     The acquisition was accounted for under the purchase method of accounting with assets acquired of $50.3 million and liabilities assumed of $7.3 million. We recorded goodwill of $25.8 million (which is fully deductible for tax purposes) and $2.8 million in intangible assets. The $2.8 million acquired intangible assets are attributable to customer contracts with an aggregate anticipated useful life of approximately 3 years. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

3.   NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. We adopted the provisions of SFAS 141 and SFAS 142 effective July 1, 2001.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144, ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not believe SFAS 144 will have a material impact on our future earnings and financial position.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   GOODWILL AND OTHER INTANGIBLE ASSETS -- ADOPTION OF SFAS 142

     The following table reflects the effect of SFAS 142 on net income and earnings per share as if SFAS 142 had been in effect for all periods presented:


                                                                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                                      ------------------------------------------
                                                                                            2001                     2000
                                                                                      ----------------          ----------------
                                                                                       (in thousands except per share amounts)

               Net income                                                             $         43,913          $         30,555
               Add back goodwill amortization, net of related tax
               benefit ($951)                                                                       --                     4,758
                                                                                      ----------------          ----------------
               Adjusted net income                                                    $         43,913          $         35,313
                                                                                      ================          ================

               Basic earnings per share:
                 Reported net income                                                  $            .86          $            .62
                 Add back goodwill amortization (net of tax benefit)                                --                       .09
                                                                                      ----------------          ----------------
                 Adjusted net income                                                  $            .86          $            .71
                                                                                      ================          ================

               Diluted earnings per share:
                 Reported net income                                                  $            .77          $            .57
                 Add back goodwill amortization (net of tax benefit)                                --                       .09
                                                                                      ----------------          ----------------
                 Adjusted net income                                                  $            .77          $            .66
                                                                                      ================          ================

5.   DERIVATIVES AND HEDGING ACTIVITIES

     In order to manage interest costs and exposure to changing interest rates, we hold two interest rate hedges, designated as cash flow hedges, initiated in December 1998 and expiring in December 2001. Each hedge is structured such that we pay a fixed rate of interest of 4.54%, and receive a floating rate of interest based on one month LIBOR. The notional amount of the two hedges totals $100 million and the fair market value of the two hedges at September 30, 2001 and June 30, 2001 was ($408,000) and ($355,000),
     respectively. The fair value of each interest rate hedge reflects termination cash value. The fair value of the interest rate hedges, net of $159,000 and $139,000 tax benefit, respectively, is reflected in "Accumulated other comprehensive income (net of tax)."

6.   COMPREHENSIVE INCOME

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

     The components of comprehensive income are as follows (in the thousands):

                                                                                      THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                    2001               2000
                                                                                  --------           --------

               Net income                                                         $ 43,913           $ 30,555

               Change in fair value of derivatives (net of change in tax
               effect of ($21) and $967, respectively)                                 (85)             1,479
                                                                                  --------           --------
               Comprehensive income                                               $ 43,828           $ 32,034
                                                                                  ========           ========

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.   GOODWILL

     The changes in the carrying amount of goodwill for the quarter ended September 30, 2001 are as follows (in thousands):

                                                                                      FEDERAL
                                                                 COMMERCIAL          GOVERNMENT             TOTAL
                                                                 -----------         -----------         -----------

          Balance as of June 30, 2001                            $   574,887         $   122,873         $   697,760

          Goodwill adjustments
              during the quarter                                     690,809                --               690,809
                                                                 -----------         -----------         -----------
          Balance as of September 30, 2001                       $ 1,265,696         $   122,873         $ 1,388,569
                                                                 ===========         ===========         ===========


     The goodwill adjustments in the commercial segment are primarily the result of the current quarter acquisitions of IMS and NPC (see Note 2).

8.       INTANGIBLE ASSETS

                                                               AS OF SEPTEMBER 30, 2001 (IN THOUSANDS)
                                                               ---------------------------------------
                                                                    GROSS CARRYING    ACCUMULATED
                                                                        AMOUNT        AMORTIZATION
                                                                      ---------          ---------

               Amortized intangible assets:
                 Customer related intangibles                         $ 152,461          $ (40,658)
                 All other                                                6,168             (2,791)
                                                                      ---------          ---------
                   Total                                              $ 158,629          $ (43,449)
                                                                      =========          =========

               Unamortized intangible asset:
                 Title plant                                             51,800
                                                                      ---------
                   Total                                              $  51,800
                                                                      =========

               Aggregate amortization expense:
                 For the quarter ended September 30, 2001                                $   4,965

               Estimated amortization expense:
                 For the year ended June 30, 2002                                        $  22,889
                 For the year ended June 30, 2003                                        $  19,974
                 For the year ended June 30, 2004                                        $  16,557
                 For the year ended June 30, 2005                                        $  13,740
                 For the year ended June 30, 2006                                        $  12,521

    Customer related intangibles are amortized over a weighted average of approximately 7 years. All other intangibles are amortized over a weighted average of 5 years.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


9.   EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share," the following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share:

                                                                                 THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                            -----------------------------
                                                                              2001                 2000
                                                                            --------             --------
         Numerator:
           Numerator for earnings per share (basic)
             Income available to common stockholders                        $ 43,913             $ 30,555
           Effect of dilutive securities:
             Interest on 4% convertible debt                                   1,537                1,540
             Interest on 3.5% convertible debt                                 2,052                 --
                                                                            --------             --------

           Numerator for earnings per share assuming
            Dilution - income available to common stockholders              $ 47,502             $ 32,095
                                                                            ========             ========
         Denominator:
           Weighted average shares outstanding (basic)                        50,790               49,438
           Effect of dilutive securities:
             4% convertible debt                                               5,390                5,392
             3.5% convertible debt                                             3,649                 --
             Stock options                                                     1,843                1,377
                                                                            --------             --------
             Total potential common shares                                    10,882                6,769
                                                                            --------             --------
          Denominator for earnings per share assuming
             Dilution                                                         61,672               56,207
                                                                            ========             ========
         Earnings per common share (basic)                                  $    .86             $    .62
                                                                            ========             ========
         Earnings per common share assuming dilution                        $    .77             $    .57
                                                                            ========             ========

10.  ACCUMULATED DEPRECIATION AND AMORTIZATION

     Property, equipment, and software are stated net of accumulated depreciation of $235.6 million and $216.8 million at September 30, 2001 and June 30, 2001, respectively.

11.  NON-RECURRING ITEMS

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



12.  SEGMENT INFORMATION

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

     QUARTER ENDED SEPTEMBER 30, 2001
     -------------------------------------------------
                                                                           Federal
                                                     Commercial           Government             Corporate            Consolidated
                                                     ----------           ----------             ---------            ------------

     Revenue                                         $ 464,843             $ 190,176             $    --                $ 655,019
     Operating expense                                 372,876               171,526                 4,660                549,062
                                                     ---------             ---------             ---------              ---------
     EBITDA(a)                                          91,967                18,650                (4,660)               105,957
     Depreciation & amortization expense                20,134                 3,797                   484                 24,415
     Goodwill amortization                                --                    --                    --                     --
                                                     ---------             ---------             ---------              ---------
     Operating income                                $  71,833             $  14,853             $  (5,144)             $  81,542
                                                     =========             =========             =========              =========

   QUARTER ENDED SEPTEMBER 30, 2000
   -------------------------------------------------
                                                                           Federal
                                                     Commercial           Government             Corporate            Consolidated
                                                     ----------           ----------             ---------            ------------

     Revenue                                           $ 301,016(b)        $ 177,610             $    --                $ 478,626(b)
     Operating expense                                   251,444(c)          160,416                 3,501                415,361(c)
                                                       ---------           ---------             ---------              ---------
     EBITDA(a)                                            49,572              17,194                (3,501)                63,265
     Depreciation & amortization expense
           excluding goodwill amortization                12,253               2,809                   321                 15,383
     Goodwill amortization                                 4,629               1,080                  --                    5,709
                                                       ---------           ---------             ---------              ---------
     Operating income                                  $  32,690           $  13,305             $  (3,822)             $  42,173
                                                       ---------           ---------             ---------              ---------


---------

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

   (b) Revenue includes $11.8 million for the quarter ended September 30, 2000 related to the divestitures announced in June 2000.

   (c) Operating expense includes $12.5 million of non-recurring charges related to hardware lease buyouts and disaster recovery contracts, legal fees and a writedown of property held-for-sale to market value (see Note 11).

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


13.  SUBSEQUENT EVENTS

     On October 10, 2001, we completed our offering of 9.2 million shares of our Class A common stock (including the underwriters' over-allotment option of 1.2 million shares). The shares were issued at $81.00 per share. Net proceeds of $714.5 million (net of underwriters' fees and other costs) were used to repay the $550 million 18-month interim credit facility incurred to fund the IMS acquisition and a portion of the amount outstanding under our revolving credit facility.

     The following pro forma September 30, 2001 information is adjusted for the issuance of 9.2 million shares and the subsequent paydown of debt from the net proceeds of the equity offering (in thousands):

                        Total Assets                                $ 2,720,930
                        Total Liabilities                             1,062,876
                        Total Stockholders' Equity                    1,658,054
                        Total debt /total capitalization ratio             26.8%

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding our financial position, business strategy and plans and objectives of our management for future operations are forward-looking statements. While management has based any forward looking statements contained herein on its current expectations, the information on which such expectations were based may change. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. Such events include, but are not necessarily limited to: (i) uncertainties caused by terrorist attacks on September 11, 2001 and the threat of other attacks, acts of war or other related events that may disrupt the markets in which we operate, our customers, our operations and our profitability; (ii) the loss of business from significant customers; (iii) the impairment of our capital investments as the result of the deterioration of the financial condition of our customers in whom we have made a significant capital investment; (iv) the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; (v) difficulty or inability to execute our acquisition strategy; (vi) timing and magnitude of technological advances; (vii) loss of significant vendor(s) resulting in increased expense or inability to serve our customers; (viii) provisions in our contracts permitting termination for convenience, permitting termination of or subjecting us to penalties under certain contracts, if specified service levels are not maintained, and/or permitting audits of our pricing and compliance; (ix) changes in federal, state or local government requirements imposing additional burdens and subjecting us to additional expenditures and increased compliance risk; and (x) the cost of attracting and retaining highly skilled personnel. These risks and uncertainties and other risks and uncertainties are discussed in more detail in the "Risk Factors" section of our Prospectus Supplement dated October 3, 2001, which has been filed with the Securities and Exchange Commission. In addition, we operate in a highly and rapidly changing environment and new risks may arise. Accordingly, investors should not place any reliance on forward looking statements as a prediction of actual results. We undertake no obligation to update any forward looking statements. We undertake no obligation to update any forward looking information.

SIGNIFICANT DEVELOPMENTS

QUARTER ENDED SEPTEMBER 30, 2001

In August 2001, we acquired Lockheed Martin IMS Corporation ("IMS"), a wholly-owned subsidiary of Lockheed Martin Corporation. IMS, with its principal offices located in Washington D.C. and approximately 4,800 employees throughout the United States, Canada, Australia, and Europe, provides services to state and local government agencies in health and human services, transportation, public safety and child support. The transaction, valued at $825 million plus related transaction costs, was funded initially through a combination of a $550 million, 18-month interim credit facility, borrowings on our existing credit facility and existing cash on hand. IMS' operating results are included in our financial statements from the effective date of the acquisition, August 1, 2001.

Also in August 2001, we acquired the business process outsourcing services unit of National Processing Company ("NPC"). NPC provides healthcare claims processing, credit card application processing and airline lift ticket processing. As part of the transaction, we acquired all of NPC's offshore operations in Jamaica, the Dominican Republic, Barbados and a majority of NPC's Mexican operations. The transaction value was $43 million plus related transaction costs. NPC's operating results are included in our financial statements from the effective date of the acquisition, August 1, 2001.

QUARTER ENDED SEPTEMBER 30, 2000

During the first quarter of fiscal 2001, we recorded a $12.8 million gain in "Other non-operating income, net" associated with the sale of a certain non-strategic minority investment in ACS Merchant Services, Inc. In addition, we recorded non-recurring charges totaling $12.5 million related to the termination of certain computer equipment leases and consolidation of disaster recovery contracts ($10.4 million recorded in "Rent, lease and maintenance") and litigation expense and the writedown of a facility held-for-sale to market value ($2.1 million recorded in "Other operating expense").

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     ------------------------
                                                     2001                2000
                                                     ----                ----

     Revenues                                        100%                100%

     Expenses:
          Wages and benefits                         45.3                45.2
          Services and supplies                      26.4                27.1
          Rent, lease and maintenance                11.2                13.1
          Depreciation and amortization               3.7                 4.4
          Other operating expenses                    1.0                 1.4
                                                    -----               -----
              Total operating expenses               87.6                91.2
                                                    -----               -----

          Operating income                           12.4                 8.8

     Interest expense                                 1.9                 1.0
     Other non-operating income, net                 (0.2)               (2.8)
                                                    -----               -----

          Pretax profit                              10.7                10.6
     Income tax expense                               4.0                 4.2
                                                    -----               -----

          Net income                                  6.7%                6.4%
                                                    =====               =====

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2001 TO THE QUARTER ENDED SEPTEMBER 30, 2000

Revenues for the first quarter of fiscal 2002 increased 37% to $655.0 million, compared to $478.6 million for the same period last year. Included in the revenues for the first quarter of fiscal 2001 was $11.8 million related to business units which were divested in fiscal 2001. Excluding these revenues, revenues increased $188.2 million, or 40%, to $655.0 million from the first quarter of fiscal 2001. Of this increase 10% was from internal growth and 30% was revenue from the IMS and NPC acquisitions in the first quarter of fiscal year 2002 and the acquisitions of Business Resources Corporation and the Global Government Solutions division of Systems & Computer Technology Corporation during fiscal year 2001. Revenue growth in our commercial segment, excluding the revenues from divested units, was 61%, 49% from acquisitions and 12% from internal growth. The internal growth in our commercial segment was primarily the result of growth in new and existing state Medicaid and Welfare benefit program management contracts and business process outsourcing contracts. Our federal government revenue growth was 7%, all internal growth. The federal government increases were primarily in our defense and education contracts.

When adjusting for the application of SFAS 142 (see Note 3) and non-recurring charges (see "Significant Developments"), our operating margins decreased slightly from 12.6% in the first quarter of fiscal 2001 to 12.4% in the first quarter of fiscal 2002. Services and supplies decreased 0.7% as a percentage of revenue due to the fourth quarter fiscal 2001 acquisition of SCT and the first quarter fiscal 2002 acquisition of NPC, which have a lower component of services and supplies. Depreciation and amortization expense increased 0.5% as a percentage of revenue due to increased capital expenditures during fiscal year 2001.

Interest expense increased $7.6 million, or 0.9% as a percentage of revenue, due to the February 2001 convertible debt offering as well as the interest expense and financing costs on the $550 million interim credit facility we entered into in connection with the IMS acquisition.

Our effective tax rate of approximately 37.5% in the first quarter of fiscal 2001 exceeded the federal statutory rate of 35%, due primarily to the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had cash and cash equivalents totaling $34.0 million compared to $242.5 million at June 30, 2001. Included in the cash balances at September 30, 2001 and June 30, 2001 were $3.2 million and $4.9 million, respectively, of restricted cash held on behalf of governmental customers. Working capital decreased to $390.9 million at September 30, 2001 from $528.6 million at June 30, 2001 primarily due to cash paid for the IMS and NPC acquisitions closed during the quarter, partially offset by the net current assets purchased in the acquisitions.

Cash flow from operations was $38.4 million for the quarter ended September 30, 2001, compared to ($57.4 million) in the same period last year. In the first quarter of fiscal year 2001, we paid approximately $50.0 million in income taxes related to our divestiture activity and approximately $10.4 million of non-recurring lease termination charges, which are included in cash flow from operations. After adjusting for these items, cash flow from operating activities would have been $3.0 million for the quarter ended September 30, 2000. Cash used in investing activities was $924.0 million primarily due to the IMS and NPC acquisitions and capital expenditures during the quarter. Cash flow from financing activities was $677.2 million as a result of borrowings on the $550 million interim credit facility incurred to fund the IMS acquisition as well as other net borrowings on our existing credit facility.

On October 10, 2001, we completed our offering of 9.2 million shares of our Class A common stock (including the underwriters' over-allotment option of 1.2 million shares). The shares were issued at $81.00 per share. Net proceeds of $714.5 million (net of underwriters' fees and other costs) were used to repay the $550 million 18-month interim credit facility incurred to fund the IMS acquisition and a portion of the amount outstanding under our revolving credit facility.

Management believes that available cash and cash equivalents, together with cash generated from operations and available borrowings under our credit facility, will provide adequate funds for our anticipated internal growth needs, including working capital expenditures. Our management also believes that cash provided by operations will be sufficient to satisfy all existing debt obligations as they become due. However, we intend to continue our growth through acquisitions and from time to time to engage in discussions with potential acquisition candidates, which could require significant commitments of capital. In order to pursue such opportunities we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and expansion opportunities and how such opportunities will be financed.

NEW ACCOUNTING STANDARDS

On July 1, 2001, we adopted Statements Financial Accounting Standards No. 141, "Business Combinations," and No. 142 "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144, ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not believe SFAS 144 will have a material impact on our future earnings and financial position.

                                     PART II


Item 1. Legal Proceedings

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by twenty-one former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, "GSA/FTSA"). The GSA/FTSA employees alleged that they were entitled to the value of 401,541 shares of our stock pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former data processing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which includes attorneys' fees and pre-judgment interest, but excludes additional attorneys' fees of approximately $850,000 and post-judgement interest at the statutorily mandated rate, which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs' claims, and accordingly, have not accrued any amount on our balance sheet related to the lawsuit. We filed our appeal of the judgment on March 15, 1999 and a brief in support of such appeal has been filed. We plan to vigorously pursue the appeal. The plaintiffs also have filed a notice of appeal. A hearing for oral arguments on the parties' appeals occurred on September 20, 2001. Should the proceedings not be favorably resolved on appeal, we would be subject to a material charge. The court of appeals has given no indication of when it will issue its decision.

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

Item 2.  Changes in Securities and Use of Proceeds

On October 10, 2001, we completed our offering of 9.2 million shares of our Class A common stock (including the underwriters' over-allotment option of 1.2 million shares). The shares were issued at $81.00 per share. Net proceeds of $714.5 million (net of underwriters' fees and other costs) were used to repay the $550 million 18-month interim credit facility we obtained in connection with the IMS acquisition and a portion of the amount outstanding under our revolving credit facility.

Item 4.  Submission of Matters to a Vote of Stockholders

At our 2001 Annual Meeting of Stockholders held on October 25, 2001, the following actions were taken:

1. The following Directors were elected for terms of office expiring in 2002:


              Name                                 For                                Withheld
              ----                                 ----                               --------

              Darwin Deason                        73,256,249                         1,709,992
              Jeffrey A. Rich                      73,625,057                         1,341,184
              Mark A. King                         73,625,546                         1,340,965
              William L. Deckelman, Jr.            73,617,567                         1,348,674
              Henry G. Hortenstine                 73,620,187                         1,346,054
              Peter A. Bracken                     73,619,620                         1,346,621
              Joseph P. O'Neill                    73,439,232                         1,527,009
              Frank A. Rossi                       73,439,115                         1,527,126
              Clifford M. Kendall                  73,448,396                         1,517,845

         Pursuant to the terms of our Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the nine nominees named.

2. A proposal by the Board of Directors to approve Performance Based Incentive Compensation for our executive officers was approved by the stockholders. The stockholders cast 71,437,080 votes in favor of this proposal; 3,399,481 votes against this proposal and there were 129,680 abstentions.

3. A stockholder resolution regarding diversity of the board of directors proposed by Calvert Asset Management Company, Inc. was defeated by the stockholders. The stockholders cast 19,809,854 votes in favor of the resolution and 50,529,227 votes against the proposal and there were 861,993 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

a.)      Exhibits

                  None.

b.)      Reports on Form 8-K

         1. On July 19, 2001, the Company filed a Current Report on Form 8-K announcing the signing of a definitive agreement to acquire the stock of Lockheed Martin IMS Corporation for cash consideration of $825 million.

         2. On August 24, 2001, the Company filed a Current Report on Form 8-K announcing the acquisition of 100% of the stock of Lockheed Martin IMS Corporation, a subsidiary of Lockheed Martin Corporate, for $825 million.

         3. On October 16, 2001, the Company filed a Current Report on Form 8-K reporting the sale of 9.2 million shares of the Company's Class A common stock for net proceeds of approximately $715 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2001.

                                  AFFILIATED COMPUTER SERVICES, INC.

                                  By:  /s/ Warren D. Edwards
                                       ---------------------
                                       Warren D. Edwards
                                       Executive Vice President and
                                       Chief Financial Officer