Form 10-Q
period 2001-12-31
AFFILIATED COMPUTER SERVICES INC
filed 2002-02-14
CIK 2135

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 2001
                                     -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from __________ to __________

                         Commission file number 0-24787
                                                -------
                       AFFILIATED COMPUTER SERVICES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                        51-0310342
   -------------------------------                       ------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

   2828 North Haskell, Dallas, Texas                             75204
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (214) 841-6111

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                            NUMBER OF SHARES OUTSTANDING AS OF
        TITLE OF EACH CLASS                         FEBRUARY 8, 2002
------------------------------------        ----------------------------------
Class A Common Stock, $.01 par value                   56,939,056
Class B Common Stock, $.01 par value                    3,299,686
                                                       ----------
                                                       60,238,742

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                      PAGE
 PART I.               FINANCIAL INFORMATION                                                         NUMBER
 Item 1.   Consolidated Financial Statements:

                    Consolidated Balance Sheets at December 31, 2001 and
                             June 30, 2001                                                           1

                    Consolidated Statements of Income for the Three and Six Months
                             Ended December 31, 2001 and 2000                                        2

                    Consolidated Statements of Cash Flows for the Six Months Ended
                             December 31, 2001 and 2000                                              3

                    Notes to Consolidated Financial Statements                                     4 - 10

 Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                         11 - 15

 PART II.             OTHER INFORMATION

 Item 1.   Legal Proceedings                                                                        16

 Item 2.   Changes in Securities and Use of Proceeds                                                16

 Item 6.   Exhibits and Reports on Form 8-K                                                         17

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               DECEMBER 31,      JUNE 30,
                                                                  2001            2001
                                                               (UNAUDITED)      (AUDITED)
                                                               ------------   -----------
                               ASSETS
Current assets:
     Cash and cash equivalents                                 $    44,174    $   242,458
     Accounts receivable, net                                      623,121        472,042
     Inventory                                                      12,576          8,591
     Prepaid expenses and other current assets                      89,993         77,572
     Deferred taxes                                                  6,707          8,952
                                                               -----------    -----------
         Total current assets                                      776,571        809,615

Property, equipment and software, net                              343,506        237,563
Intangibles, net                                                   163,763         97,160
Goodwill, net                                                    1,422,008        697,760
Long-term investments and other assets                              53,402         49,589
                                                               -----------    -----------

         Total assets                                          $ 2,759,250    $ 1,891,687
                                                               ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          $    48,176    $    40,265
     Accrued compensation and benefits                              82,839         82,043
     Other accrued liabilities                                     209,591        126,875
     Income taxes payable                                           15,922          7,742
     Short-term debt                                                 9,550          3,362
     Current portion of unearned revenue                            36,398         20,765
                                                               -----------    -----------
         Total current liabilities                                 402,476        281,052

Convertible notes                                                  546,927        546,927
Long-term debt                                                         308        102,386
Deferred taxes                                                      74,241         55,601
Other long-term liabilities                                         17,689         20,206
                                                               -----------    -----------
         Total liabilities                                       1,041,641      1,006,172
                                                               -----------    -----------

Stockholders' equity:
     Class A common stock                                              569            473
     Class B common stock                                               33             33
     Additional paid-in capital                                  1,083,585        350,767
     Retained earnings                                             633,390        534,374
     Accumulated other comprehensive income (net of tax)                32           (132)
                                                               -----------    -----------
         Total stockholders' equity                              1,717,609        885,515
                                                               -----------    -----------

         Total liabilities and stockholders' equity            $ 2,759,250    $ 1,891,687
                                                               ===========    ===========



                 See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         Three Months Ended             Six Months Ended
                                                             December 31,                  December 31,
                                                     --------------------------    --------------------------
                                                        2001           2000           2001           2000
                                                     -----------    -----------    -----------    -----------
Revenues                                             $   750,427    $   500,882    $ 1,405,446    $   979,508
Expenses:
     Wages and benefits                                  327,417        212,442        624,290        428,631
     Services and supplies                               224,707        151,477        397,578        280,982
     Rent, lease and maintenance                          65,980         52,683        138,860        115,389
     Depreciation and amortization                        27,499         22,576         51,914         43,668
     Other operating expenses                              7,403          4,977         13,841         11,938
                                                     -----------    -----------    -----------    -----------
         Total operating expenses                        653,006        444,155      1,226,483        880,608
                                                     -----------    -----------    -----------    -----------

     Operating income                                     97,421         56,727        178,963         98,900

Interest expense                                           7,583          4,839         20,182          9,875
Other non-operating (income) expense, net                    942           (991)          (374)       (14,358)
                                                     -----------    -----------    -----------    -----------

         Pretax profit                                    88,896         52,879        159,155        103,383

Income tax expense                                        33,336         20,887         59,682         40,836
                                                     -----------    -----------    -----------    -----------

     Net income                                      $    55,560    $    31,992    $    99,473    $    62,547
                                                     ===========    ===========    ===========    ===========
Earnings per common share:

   Basic                                             $       .94    $       .64    $      1.81    $      1.26
                                                     ===========    ===========    ===========    ===========
   Diluted                                           $       .84    $       .59    $      1.62    $      1.16
                                                     ===========    ===========    ===========    ===========

Shares used in computing earnings per common share:

   Basic                                                  59,286         49,811         55,038         49,625

   Diluted                                                70,346         56,881         66,009         56,545


                 See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                   ----------------------
                                                                                     2001         2000
                                                                                   ---------    ---------
Cash flows from operating activities:
    Net income                                                                     $  99,473    $  62,547
                                                                                   ---------    ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                 51,914       43,668
        Gain on sale of investment                                                        --      (12,785)
        Other                                                                            836       (1,327)
        Changes in assets and liabilities, net of effects from acquisitions:
           Increase in accounts receivable                                           (42,443)     (13,687)
           Increase in inventory                                                      (3,606)      (1,549)
           Increase in prepaid expenses and other current assets                        (660)      (6,503)
           Change in deferred taxes                                                   20,745       16,098
           Increase in other long-term assets                                         (1,069)        (585)
           Increase (decrease) in accounts payable                                     6,952      (22,826)
           Decrease in accrued compensation and benefits                             (23,858)     (11,215)
           Increase in other accrued liabilities                                      25,065        4,215
           Change in income taxes payable                                             17,869      (43,564)
           Decrease in unearned revenue                                               (2,393)      (5,163)
           Increase (decrease) in other long-term liabilities                           (615)          98
                                                                                   ---------    ---------
        Total adjustments                                                             48,737      (55,125)
                                                                                   ---------    ---------
        Net cash provided by operating activities                                    148,210        7,422
                                                                                   ---------    ---------

Cash flows from investing activities:
    Purchases of property, equipment and software, net of sales                      (78,550)     (51,679)
    Payments for acquisitions, net of cash acquired                                 (878,809)     (86,264)
    Proceeds from divestitures, net of transaction costs                              (3,401)     208,428
    Purchase of investments                                                               --       (2,138)
    Proceeds from sale of investment                                                      --       17,100
    Additions to other intangible assets                                              (8,523)     (13,794)
    Additions to notes receivable                                                     (2,823)        (819)
    Proceeds received on notes receivable                                              2,395        7,898
                                                                                   ---------    ---------
        Net cash provided (used) by investing activities                            (969,711)      78,732
                                                                                   ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of debt, net of issuance costs                            810,360      229,422
    Repayments of debt                                                              (911,468)    (352,324)
    Proceeds from equity offering                                                    715,392           --
    Proceeds from stock options exercised                                              9,733        6,756
    Other                                                                               (800)        (295)
                                                                                   ---------    ---------
        Net cash provided (used) by financing activities                             623,217     (116,441)
                                                                                   ---------    ---------

Net decrease in cash and cash equivalents                                           (198,284)     (30,287)
Cash and cash equivalents at beginning of period                                     242,458       44,521
                                                                                   ---------    ---------
Cash and cash equivalents at end of period                                         $  44,174    $  14,234
                                                                                   =========    =========

                 See notes to consolidated financial statements.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 1000 company comprised of approximately 30,000 full-time equivalent employees in 29 countries providing business process and technology outsourcing solutions to world-class commercial and government clients.

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

    All share and per share information is presented without giving effect to the two-for-one stock split of our Class A and Class B common shares declared on January 22, 2002, payable on February 22, 2002 to shareholders of record as of February 15, 2002 (see Note 13 for further discussion).

2.  EQUITY OFFERING

    On October 10, 2001, we completed our offering of 9.2 million shares of our Class A common stock. The shares were issued at $81.00 per share. Net proceeds of $714.5 million (net of underwriters' fees and other costs) were used to repay the $550 million 18-month interim credit facility incurred to fund the Lockheed Martin IMS Corporation ("IMS") acquisition and a portion of the amount outstanding under our revolving credit facility.

3.  ACQUISITIONS

    In August 2001, we acquired 100% of the stock of IMS, a wholly owned subsidiary of Lockheed Martin Corporation for approximately $825 million. The acquisition was funded from a $550 million 18-month interim credit facility, borrowings from our existing revolving credit facility, and existing cash on hand. IMS' results have been included in our consolidated financial statements from the effective date of the acquisition, August 1, 2001. IMS provides business process outsourcing services to more than 230 state and local government agencies in 45 U.S. states, the District of Columbia, Canada, Australia, and Europe. IMS specializes in child support enforcement, welfare and workforce services, child care management, electronic toll collection, and other intelligent transportation services involving the trucking industry, photo enforcement of red-light and speeding violations, parking management, and information technology outsourcing. We believe the acquisition of IMS solidifies ACS as a leader in technology based outsourcing solutions to state and local government agencies.

    The acquisition was accounted for under the purchase method of accounting with assets acquired of $935.2 million and liabilities assumed of $110.2 million. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value at July 31, 2001, subject to finalization of third party valuation, as follows (in thousands):


        Current Assets                          $120,604
        Property, equipment and software          58,804
        Other long-term assets                     2,826
        Intangible assets                         64,501
        Goodwill                                 688,512
                                                --------
          Total assets acquired                  935,247
        Current liabilities                      110,247
                                                --------
          Total liabilities assumed              110,247
                                                --------
          Net assets acquired                   $825,000
                                                ========


     The total amount of goodwill is expected to be fully deductible for tax purposes. Software of $41.5 million is included in property, equipment and software and has an anticipated useful life ranging from 2 to 10 years. The $64.5 million acquired intangible assets is attributable to customer contracts with an aggregate anticipated useful life of approximately 11 years.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   ACQUISITIONS (CONTINUED)

     Pro forma Financial Information

     The following unaudited pro forma information presents a summary of our consolidated results of operations as if the IMS acquisition had occurred at the beginning of the periods presented and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred at the beginning of the periods presented (in thousands, except per share amounts).

                                 For the three months ended           For the six months ended
                                         December 31,                       December 31,
                               -------------------------------     -------------------------------
                                   2001              2000              2001              2000
                               -------------     -------------     -------------     -------------
Revenue                        $     750,427     $     659,292     $   1,457,099     $   1,296,459
Net income                            55,560            41,346           101,467            75,449

Earnings per common share:
Basic                          $         .94     $         .83     $        1.84     $        1.52
Diluted                        $         .84     $         .75     $        1.65     $        1.39


4.  NEW ACCOUNTING STANDARDS

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

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.  GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

    The following table reflects the effect of SFAS 142 on net income and earnings per share as if SFAS 142 had been in effect for all periods presented:




                                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                           DECEMBER 31,                         DECEMBER 31,
                                                  -------------------------------     -------------------------------
                                                       2001              2000              2001              2000
                                                  -------------     -------------     -------------     -------------
                                                  (in thousands except per share      (in thousands except per share
                                                             amounts)                             amounts)
Net income                                        $      55,560     $      31,992     $      99,473     $      62,547
  Add back goodwill amortization, net of
  related tax benefit ($809 and $1,760
  respectively)                                              --             5,297                --            10,055
                                                  -------------     -------------     -------------     -------------
Adjusted net income                               $      55,560     $      37,289     $      99,473     $      72,602
                                                  =============     =============     =============     =============

Basic earnings per share:
  Reported net income                             $         .94     $         .64     $        1.81     $        1.26
  Add back goodwill amortization (net of
  tax benefit)                                               --               .11                --               .20
                                                  -------------     -------------     -------------     -------------
Adjusted net income                               $         .94     $         .75     $        1.81     $        1.46
                                                  =============     =============     =============     =============

Diluted earnings per share:
  Reported net income                             $         .84     $         .59     $        1.62     $        1.16
  Add back goodwill amortization (net of
  tax benefit)                                               --               .09                --               .18
                                                  -------------     -------------     -------------     -------------
  Adjusted net income                             $         .84     $         .68     $        1.62     $        1.34
                                                  =============     =============     =============     =============

6.  DERIVATIVES AND HEDGING ACTIVITIES

    In order to manage interest costs and exposure to changing interest rates, we held two interest rate hedges, designated as cash flow hedges, which were initiated in December 1998. Both interest rate hedges expired in December 2001. Each hedge was structured such that we paid a fixed rate of interest of 4.54%, and received a floating rate of interest based on one month LIBOR. The notional amount of the two hedges totaled $100 million and the fair market value of the two hedges at December 31, 2001 and June 30, 2001 was $0 and ($355,000), respectively. The fair value of each interest rate hedge reflected termination cash value. The fair value of the interest rate hedges, net of $0 and $139,000 tax benefit, respectively, was reflected in "Accumulated other comprehensive income (net of tax)."

    In order to manage the volatility of the value of our marketable security investment of $1.1 million, we entered into a no-cost collar agreement in June 2001 which matures in March 2002. The collar, a fair value hedge, is structured so that all fluctuations in the price of the marketable security above or below 100% or 102.5% of its value on the date the collar was entered into are hedged. As of December 31, 2001 and June 30, 2001, the collar had fair market values of $11,000 and $27,000, respectively.

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.  COMPREHENSIVE INCOME

    We have adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and other non-owner charges in equity.

    The components of comprehensive income are as follow (in the thousands):

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         DECEMBER 31,                   DECEMBER 31,
                                                  -------------------------      -------------------------
                                                     2001           2000            2001           2000
                                                  ----------     ----------      ----------     ----------
Net income                                        $   55,560     $   31,992      $   99,473     $   62,547

Change in fair value of derivatives (net
of tax effect of $159, ($460), $158 and
$507 respectively)                                       249           (703)            164            776
                                                  ----------     ----------      ----------     ----------

Comprehensive income                              $   55,809     $   31,289      $   99,637     $   63,323
                                                  ==========     ==========      ==========     ==========

8.  GOODWILL

    The changes in the carrying amount of goodwill for the quarter ended December 31, 2001 are as follow (in thousands):

                                                            FEDERAL
                                          COMMERCIAL      GOVERNMENT         TOTAL
                                          -----------     -----------     -----------
Balance as of September 30, 2001          $ 1,265,696     $   122,873     $ 1,388,569
Goodwill activity
    During the quarter                         33,439              --          33,439
                                          -----------     -----------     -----------
Balance as of December 31, 2001           $ 1,299,135     $   122,873     $ 1,422,008
                                          ===========     ===========     ===========


    The goodwill activity in the commercial segment is primarily the result of the refinement of the third-party valuation of the assets acquired in the IMS acquisition during the current quarter.

9.  INTANGIBLE ASSETS


                                                  AS OF DECEMBER 31, 2001 (IN THOUSANDS)
                                                  --------------------------------------
                                                  GROSS CARRYING         ACCUMULATED
                                                      AMOUNT             AMORTIZATION
                                                  ---------------     ------------------
Amortized intangible assets:
  Customer contract related intangibles           $       151,914     $          (43,190)
  All other                                                 6,865                 (2,626)
                                                  ---------------     ------------------
    Total                                         $       158,779     $          (45,816)
                                                  ===============     ==================
Unamortized intangible asset:
  Title plant                                     $        50,800
                                                  ---------------
    Total                                         $        50,800
                                                  ===============

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.  INTANGIBLE ASSETS (CONTINUED)

     Aggregate amortization expense:
       For the quarter ended December 31, 2001                 $   5,643

     Estimated amortization expense:
       For the year ended June 30, 2002                        $  21,503
       For the year ended June 30, 2003                        $  18,913
       For the year ended June 30, 2004                        $  15,497
       For the year ended June 30, 2005                        $  12,591
       For the year ended June 30, 2006                        $  11,348

    Customer contract related intangibles are amortized over a weighted average of approximately 8 years. All other intangibles are amortized over a weighted average of 14 years.

10. EARNINGS PER SHARE

    In accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share," the following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share before giving effect to the two-for-one stock split payable on February 22, 2002 (see Note 13):

                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        DECEMBER 31,                 DECEMBER 31,
                                                                 -------------------------     -------------------------
                                                                    2001           2000           2001           2000
                                                                 ----------     ----------     ----------     ----------
Numerator:
  Numerator for earnings per share (basic)
    Income available to common stockholders                      $   55,560     $   31,992     $   99,473     $   62,547

  Effect of dilutive securities:
    Interest on 4% convertible debt, net of tax                       1,548          1,540          3,085          3,080
    Interest on 3.5% convertible debt, net of tax                     2,066             --          4,118             --
                                                                 ----------     ----------     ----------     ----------
  Numerator for earnings per share assuming
   Dilution - income available to common  stockholders           $   59,174     $   33,532     $  106,676     $   65,627
                                                                 ==========     ==========     ==========     ==========
Denominator:
  Weighted average shares outstanding (basic)                        59,286         49,811         55,038         49,625
  Effect of dilutive securities:
    4% convertible debt                                               5,390          5,392          5,390          5,392
    3.5% convertible debt                                             3,650             --          3,650             --
    Stock options                                                     2,020          1,678          1,931          1,528
                                                                 ----------     ----------     ----------     ----------
    Total potential common shares                                    11,060          7,070         10,971          6,920
                                                                 ----------     ----------     ----------     ----------
Denominator for earnings per share assuming dilution                 70,346         56,881         66,009         56,545
                                                                 ==========     ==========     ==========     ==========
Earnings per common share (basic)                                $      .94     $      .64     $     1.81     $     1.26
                                                                 ==========     ==========     ==========     ==========
Earnings per common share assuming dilution                      $      .84     $      .59     $     1.62     $     1.16
                                                                 ==========     ==========     ==========     ==========

11. NON-RECURRING ITEMS

    In the first quarter of fiscal 2001, we recorded a $12.8 million gain in "Other non-operating (income) expense, net" related to the sale of a non-strategic minority investment in ACS Merchant Services, Inc.

    In the first quarter of fiscal 2001, we recorded a $10.4 million charge in connection with the termination of certain hardware leases and disaster recovery contracts, which is included in "Rent, lease and maintenance" expense. In addition, we recorded a $2.1 million charge for non-recurring litigation costs and the writedown of property held-for-sale to market value to "Other operating expenses."

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

Quarter Ended December 31, 2001
-------------------------------                              Federal
                                             Commercial     Government     Corporate       Consolidated
                                             ----------     ----------     ----------      ------------
Revenue                                      $  559,286     $  191,141     $       --      $    750,427
Operating expense                               446,820        170,671          8,016           625,507
                                             ----------     ----------     ----------      ------------
EBITDA(a)                                       112,466         20,470         (8,016)          124,920
Depreciation & amortization expense              22,308          4,662            529            27,499
Goodwill amortization                                --             --             --                --
                                             ----------     ----------     ----------      ------------
Operating income                             $   90,158     $   15,808     $   (8,545)     $     97,421
                                             ==========     ==========     ==========      ============




Quarter Ended December 31, 2000
-------------------------------                                 Federal
                                             Commercial        Government     Corporate       Consolidated
                                             ----------        ----------     ----------      -------------
Revenue                                      $  314,728(b)     $  186,154     $       --      $     500,882(b)
Operating expense                               249,426           168,000          4,153            421,579
                                             ----------        ----------     ----------      -------------
EBITDA(a)                                        65,302            18,154         (4,153)            79,303
Depreciation & amortization expense              13,419             2,660            391             16,470
Goodwill amortization                             4,858             1,248             --              6,106
                                             ----------        ----------     ----------      -------------
Operating income                             $   47,025        $   14,246     $   (4,544)     $      56,727
                                             ==========        ==========     ==========      =============


Six Months Ended December 31, 2001
-----------------------------------                          Federal
                                             Commercial     Government     Corporate       Consolidated
                                             ----------     ----------     ----------      -------------
Revenue                                      $1,024,129     $  381,317     $       --      $   1,405,446
Operating expense                               819,695        342,197         12,677          1,174,569
                                             ----------     ----------     ----------      -------------
EBITDA(a)                                       204,434         39,120        (12,677)           230,877
Depreciation & amortization expense              42,442          8,459          1,013             51,914
Goodwill amortization                                --             --             --                 --
                                             ----------     ----------     ----------      -------------
Operating income                             $  161,992     $   30,661     $  (13,690)     $     178,963
                                             ==========     ==========     ==========      =============




Six Months Ended December 31, 2000
----------------------------------                              Federal
                                             Commercial        Government     Corporate       Consolidated
                                             ----------        ----------     ----------      -------------
Revenue                                      $  615,743(b)     $  363,765     $       --      $     979,508(b)
Operating expense                               500,869(c)        328,417          7,654            836,940(c)
                                             ----------        ----------     ----------      -------------
EBITDA(a)                                       114,874            35,348         (7,654)           142,568
Depreciation & amortization expense              25,672             5,469            712             31,853
Goodwill amortization                             9,486             2,329             --             11,815
                                             ----------        ----------     ----------      -------------
Operating income                             $   79,716        $   27,550     $   (8,366)     $      98,900
                                             ==========        ==========     ==========      =============

----------

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

(b) Includes revenue of $4.3 million for the quarter ended December 31, 2000 and $16.2 million for the six months ended December 31, 2000 related to the divestitures announced in June 2000.

(c) Operating expense includes $12.5 million of non-recurring charges related to hardware lease buyouts and disaster recovery contracts, legal fees and a writedown of property held-for sale to market value (see Note 11).

               AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13. SUBSEQUENT EVENTS

    On January 22, 2002, we announced that our Board of Directors approved a two-for-one stock split of our outstanding Class A Common Stock and Class B Common Stock to be implemented in the form of a 100% stock dividend ("Stock Split"). Each holder of record of our Class A Common Stock and Class B Common Stock as of the close of business on February 15, 2002 will receive one additional share of such stock held by them at that time. We will issue the additional shares resulting from the Stock Split on February 22, 2002. In connection with the Stock Split, the number of shares of Class A Common Stock reserved for issuance or subject to outstanding options granted under our employee stock option or other benefit plans, as well as the number of shares reserved for issuance under our 4% Convertible Subordinated Notes due March 15, 2005 and 3.5% Convertible Subordinated Notes due February 15, 2006, will be proportionately increased in accordance with the terms of such options, plans and other instruments.

    The following table (in thousands except per share amounts) sets forth the pro forma computation of basic and diluted earnings per share as if the two-for-one stock split payable on February 22, 2002 had been effective for all periods presented:

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              DECEMBER 31,                  DECEMBER 31,
                                                        ------------------------     -------------------------
                                                          2001           2000           2001           2000
                                                       ----------     ----------     ----------     ----------
Net Income                                             $   55,560     $   31,992     $   99,473     $   62,547
                                                       ==========     ==========     ==========     ==========

Weighted average shares outstanding (basic)               118,572         99,622        110,076         99,250
Weighted average shares outstanding (diluted)             140,692        113,762        132,018        113,090

Earnings per common share (basic)                      $      .47     $      .32     $      .90     $      .63
                                                       ==========     ==========     ==========     ==========
Earnings per common share assuming dilution            $      .42     $      .29     $      .81     $      .58
                                                       ==========     ==========     ==========     ==========


    On February 12, 2002, we announced that our Board of Directors had approved the redemption of our 4% Convertible Subordinated Notes due March 15, 2005 (the "Notes"). As of February 12, 2002, the outstanding principal amount of the Notes was $229.9 million. The redemption will occur on March 15, 2002, for holders of record on that date at a redemption price equal to 101.71% of the principal amount of Notes held. Holders of the Notes may elect to convert the Notes to our Class A Common Stock on or before the day prior to redemption. The conversion rate is 23.4432 shares of Class A Common Stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $42.66 per share of Class A Common Stock before giving effect to our previously announced two-for-one stock split, to be implemented in the form of a stock dividend payable on February 22, 2002 to stockholders of record as of the close of business on February 15, 2002). In accordance with the terms of the Notes, we will be required to make payment for fractional shares in cash, based on the closing price of our stock on the date of conversion, and all accrued interest due through the date of conversion.
    The notice is irrevocable.

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

SIGNIFICANT DEVELOPMENTS

SIX MONTHS ENDED DECEMBER 31, 2001

On October 10, 2001, we completed our offering of 9.2 million shares of our Class A common stock. The shares were issued at $81.00 per share. Net proceeds of $714.5 million (net of underwriters' fees and other costs) were used to repay the $550 million 18-month interim credit facility incurred to fund the IMS acquisition and a portion of the amount outstanding under our revolving credit facility.

In August 2001, we acquired IMS, a wholly-owned subsidiary of Lockheed Martin Corporation. IMS, with its principal offices located in Washington D.C. and approximately 4,800 employees primarily throughout the United States, provides services to state and local government agencies in health and human services, transportation, public safety and child support. The transaction, valued at $825 million plus related transaction costs, was funded initially through a combination of a $550 million, 18-month interim credit facility, borrowings on our existing credit facility and existing cash on hand. IMS' operating results are included in our financial statements from the effective date of the acquisition, August 1, 2001.

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

On January 22, 2002, we announced that our Board of Directors approved a two-for-one stock split of our outstanding Class A Common Stock and Class B Common Stock to be implemented in the form of a 100% stock dividend ("Stock Split"). Each holder of record of our Class A Common Stock and Class B Common Stock as of the close of business on February 15, 2002 will receive one additional share of such stock held by them at that time. We will issue the additional shares resulting from the Stock Split on February 22, 2002. In connection with the Stock Split, the number of shares of Class A Common Stock reserved for issuance or subject to outstanding options granted under our employee stock option or other benefit plans, as well as the number of shares reserved for issuance under our 4% Convertible Subordinated Notes due March 15, 2005 and 3.5% Convertible Subordinated Notes due February 15, 2006, will be proportionately increased in accordance with the terms of such options, plans and other instruments.

On February 12, 2002, we announced that our Board of Directors had approved the redemption of our 4% Convertible Subordinated Notes due March 15, 2005 (the "Notes"). As of February 12, 2002, the outstanding principal amount of the Notes was $229.9 million. The redemption will occur on March 15, 2002, for holders of record on that date at a redemption price equal to 101.71% of the principal amount of Notes held. Holders of the Notes may elect to convert the Notes to our Class A Common Stock on or before the day prior to redemption. The conversion rate is 23.4432 shares of Class A Common Stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $42.66 per share of Class A Common Stock before giving effect to our previously announced two-for-one stock split, to be implemented in the form of a stock dividend payable on February
22, 2002 to stockholders of record as of the close of business on February 15,
2002). In accordance with the terms of the Notes, we will be required to make payment for fractional shares in cash, based on the closing price of our stock on the date of conversion, and all accrued interest due through the date of conversion. The notice is irrevocable.

SIX MONTHS ENDED DECEMBER 31, 2000

During the first quarter of fiscal 2001, we recorded a $12.8 million gain in "Other non-operating (income) expense, net" associated with the sale of a certain non-strategic minority investment in ACS Merchant Services, Inc. In addition, we recorded non-recurring charges totaling $12.5 million related to the termination of certain computer equipment leases and consolidation of disaster recovery contracts ($10.4 million recorded in "Rent, lease and maintenance") and litigation expense and the writedown of a facility held-for-sale to market value ($2.1 million recorded in "Other operating expenses").

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   DECEMBER 31,                   DECEMBER 31,
                                             ------------------------       -------------------------
                                               2001           2000            2001            2000
                                             ---------      ---------       ---------       ---------
Revenues                                           100%           100%            100%            100%

Expenses:
     Wages and benefits                           43.6           42.4            44.4            43.8
     Services and supplies                        29.9           30.3            28.3            28.7
     Rent, lease and maintenance                   8.8           10.5             9.9            11.8
     Depreciation and amortization                 3.7            4.5             3.7             4.5
     Other operating expenses                      1.0            1.0             1.0             1.1
                                             ---------      ---------       ---------       ---------
         Total operating expenses                 87.0           88.7            87.3            89.9
                                             ---------      ---------       ---------       ---------

     Operating income                             13.0           11.3            12.7            10.1

Interest expense                                   1.0            1.0             1.4             1.0
Other non-operating income, net                    0.1           (0.2)           (0.0)           (1.5)
                                             ---------      ---------       ---------       ---------
     Pretax profit                                11.9           10.5            11.3            10.6
     Income tax expense                            4.5            4.1             4.2             4.2
                                             ---------      ---------       ---------       ---------
     Net income                                    7.4%           6.4%            7.1%            6.4%
                                             =========      =========       =========       =========

COMPARISON OF THE QUARTER ENDED DECEMBER 31, 2001 TO THE QUARTER ENDED DECEMBER 31, 2000

Revenues increased to $750.4 million, or 50%, in the second quarter of fiscal year 2002 from $500.9 million in the second quarter of fiscal year 2001. Included in the revenues for the second quarter fiscal 2001 was $4.3 million related to business units which were divested in fiscal 2001. Internal revenue growth was 12% and revenue growth from acquisitions was 38%, primarily due to the IMS and NPC acquisitions in the first quarter of fiscal year 2002. Excluding revenues from the divested units, our commercial revenues increased $248.9 million, or 80%, to $559.3 million in the second quarter of fiscal 2002, of which 63% related to acquisitions completed in the last twelve months and 17% due primarily to strong revenue increases in our business process outsourcing and state healthcare businesses. Our federal government revenues increased 3%, or $5.0 million, to $191.1 million.

After adjusting for the application of SFAS 142 (see Note 5), our operating income increased to $97.4 million, or 55%, in the second quarter of fiscal year 2002 as compared to $62.8 million for the second quarter of fiscal year 2001, primarily due to the full quarter impact of the IMS and NPC acquisitions in the first quarter of fiscal year 2002, as well as the internal growth discussed above.

After adjusting for the application of SFAS 142 (see Note 5), our operating margins increased slightly to 13.0% from 12.5% in the second quarter of fiscal 2001. Wages and benefits increased 1.2%, rent, lease and maintenance decreased 1.7%, and services and supplies decreased 0.4% as a percentage of revenue due to our increased focus in business process outsourcing, which has a larger component of salaries and wages and a lower component of rent, lease and maintenance than traditional technology outsourcing. When adjusting for SFAS 142, depreciation and amortization increased 0.4% as a percentage of revenue primarily due to capital expenditures and additions to intangible assets from acquisition related activity.

Interest expense increased $2.7 million from $4.8 million in the second quarter of fiscal year 2001 to $7.6 million in the second quarter of fiscal year 2002. The increase was primarily due to interest expense incurred on the 3.5% Convertible Subordinated Notes which were issued in February 2001 and the interim credit facility which funded the IMS acquisition.

Other non-operating expense in fiscal year 2002 consisted primarily of a loss of $1.0 million on a long-term investment, which we received in the December 1998 acquisition of BRC Holdings, Inc., recorded in the second quarter of fiscal year 2002. The other non-operating income in fiscal year 2001 primarily consisted of a gain on a note receivable recorded in the second quarter of fiscal 2001.

Our effective tax rate of approximately 37.5% in the second quarter of fiscal 2002 exceeded the federal statutory rate of 35% due primarily to the net effect of state income taxes. Our effective tax rate decreased 2.0% from 39.5% for the second quarter of fiscal year 2001 due to the application of SFAS 142 (see Note
5).

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2001 TO THE SIX MONTHS ENDED DECEMBER 31, 2000

Revenues increased to $1.4 billion, or 46%, for the six months ended December 31, 2001 as compared to the same period last year when excluding the fiscal year 2001 revenues from divested units of $16.2 million. Internal growth was 11% and growth through acquisitions was 35%. Our commercial revenues increased $424.5 million, or 72%, to $1.0 billion when excluding revenues from our divested units, with 15% internal growth and 57% from acquisitions. Internal growth was due to growth in our state healthcare, state and local governments and business process outsourcing businesses. Our federal government revenues increased 5% to $381.3 million for the six months ended December 31, 2001 as a result of continued growth in our defense and education contracts.

After adjusting for the application of SFAS 142 (see Note 5), our operating income increased to $179.0 million, or 62%, for the six months ended December 31, 2002 as compared to $110.7 million for the same period last year, primarily due to the impact of the first quarter fiscal year 2002 acquisitions of IMS and NPC, as well as the internal growth discussed above.

Operating margins increased 0.1% to 12.7% for the six months ended December 31, 2001 after adjusting for the application of SFAS 142 (see Note 5) and the non-recurring items recorded in the first quarter of fiscal year 2001 (see Note
11). Excluding these items, wages and benefits increased 0.6%, rent, lease and maintenance decreased 0.8%, and services and supplies decreased 0.4% as a percentage of revenue due to our increased focus in business process outsourcing which has a larger component of salaries and wages and a lower component of rent, lease and maintenance than traditional technology outsourcing. Depreciation and amortization increased 0.4% as a percentage of revenue when adjusting for SFAS 142 due to capital expenditures and additions to intangible assets during the last year.

Interest expense increased $10.3 million from $9.9 million to $20.2 million for the six months ended December 31, 2001 compared to the six months ended December 31, 2000. The increase was due to interest expense on the 3.5% Convertible Subordinated Notes which were issued in February 2001 and the interim credit facility which funded the IMS acquisition.

Other non-operating expense in fiscal year 2002 consisted primarily of a loss of $1.0 million on a long-term investment, which we received in the December 1998 acquisition of BRC Holdings, Inc. recorded in the second quarter of fiscal year 2002. Other non-operating income in fiscal year 2001 consisted of a non-recurring gain on sale of an investment (see Note 11) and a gain on a note receivable.

Our effective tax rate of approximately 37.5% in the first six months of fiscal 2002 exceeded the federal statutory rate of 35% due primarily to the net effect of state income taxes. Our effective tax rate decreased 2.0% from 39.5% for the six months ended December 31, 2001 due to the application of SFAS 142 (see Note
5).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, we had cash and cash equivalents of $44.2 million compared to $242.5 million at June 30, 2001. Included in these cash balances was $5.0 million and $4.9 million, respectively as of December 31, 2001 and June 30, 2001, of restricted cash held on behalf of our governmental customers. Working capital decreased to $374.1 million at December 31, 2001 from $528.6 million at June 30, 2001 due to cash paid for the IMS and NPC acquisitions during the first quarter of $225 million and $43 million, respectively, offset by proceeds from the second quarter fiscal 2002 equity offering, net of repayments of outstanding balances on our revolving credit facility and interim credit facility.

Excluding the $50.0 million in taxes related to our divestiture activity and $10.4 million of non-recurring items in fiscal year 2001, cash provided by operating activities increased to $148.2 million for the six months ended December 31, 2001, as compared to $67.8 million in the same period last year. The increase in operating cash flow is primarily due to increased net income and our continued focus on our working capital requirements, including improvement in our days sales outstanding on our accounts receivable. Cash used in investing activities was $969.7 million, primarily due to the IMS and NPC acquisitions during the first quarter of fiscal year 2002. Cash provided by financing activities was $623.2 million due to proceeds received from the equity offering (see Note 2) offset by net repayments of our credit facilities.

On October 10, 2001, we completed our offering of 9.2 million shares of our Class A common stock. The shares were issued at $81.00 per share. Net proceeds of $714.5 million (net of underwriters' fees and other costs) were used to repay the $550 million 18-month interim credit facility incurred to fund the IMS acquisition and a portion of the amount outstanding under our revolving credit facility.

At December 31, 2001, we had $434.4 million available on our $450 million revolving credit facility and outstanding letters of credit of $15.6 million. In January 2002, we issued an additional $89 million of letters of credit to secure our performance on our Georgia Healthcare Partnership contract. These letters of credit reduce the availability of our revolving credit facility.

Due to the terrorist attacks on September 11, 2001 and the Enron Corporation bankruptcy, the surety bond market has substantially changed, resulting in reduced availability of bonds and increased premiums. Some of our state and local government contracts require either a bond or a letter of credit and future requests for proposal may require a surety bond or letter of credit. Notwithstanding the existing condition of the surety bond market, management believes that it has sufficient liquidity from its cash flow and under its revolving credit facility to meet ongoing business needs and to respond to future requests for proposals from state and local governments.

On January 22, 2002, we announced that our Board of Directors approved a two-for-one stock split of our outstanding Class A Common Stock and Class B Common Stock to be implemented in the form of a 100% stock dividend ("Stock Split"). Each holder of record of our Class A Common Stock and Class B Common Stock as of the close of business on February 15, 2002 will receive one additional share of such stock held by them at that time. We will issue the additional shares resulting from the Stock Split on February 22, 2002. In connection with the Stock Split, the number of shares of Class A Common Stock reserved for issuance or subject to outstanding options granted under our employee stock option or other benefit plans, as well as the number of shares reserved for issuance under our 4% Convertible Subordinated Notes due March 15, 2005 and 3.5% Convertible Subordinated Notes due February 15, 2006, will be proportionately increased in accordance with the terms of such options, plans and other instruments.

On February 12, 2002, we announced that our Board of Directors had approved the redemption of our 4% Convertible Subordinated Notes due March 15, 2005 (the "Notes"). As of February 12, 2002, the outstanding principal amount of the Notes was $229.9 million. The redemption will occur on March 15, 2002, for holders of record on that date at a redemption price equal to 101.71% of the principal amount of Notes held. Holders of the Notes may elect to convert the Notes to our Class A Common Stock on or before the day prior to redemption. The conversion rate is 23.4432 shares of Class A Common Stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $42.66 per share of Class A Common Stock before giving effect to our previously announced two-for-one stock split, to be implemented in the form of a stock dividend payable on February
22, 2002 to stockholders of record as of the close of business on February 15,
2002). In accordance with the terms of the Notes, we will be required to make payment for fractional shares in cash, based on the closing price of our stock on the date of conversion, and all accrued interest due through the date of conversion. The notice is irrevocable.

Management believes that available cash and cash equivalents, together with cash generated from operations and available borrowings under our credit facility, will provide adequate funds for our anticipated internal growth needs, including capital expenditures. Our management also believes that cash provided by operations will be sufficient to satisfy all existing debt obligations as they become due. However, we intend to continue our growth through acquisitions and from time to time to engage in discussions with potential acquisition candidates, which could require significant commitments of capital. In order to pursue such opportunities we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and expansion opportunities and how such opportunities will be financed.

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

                                     PART II
ITEM 1. LEGAL PROCEEDINGS

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by twenty-one former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, "GSA/FTSA"). The GSA/FTSA employees alleged that they were entitled to the value of 401,541 shares of our stock pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former technology outsourcing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which includes attorneys' fees and pre-judgment interest, but excludes additional attorneys' fees of approximately $850,000 and post-judgement interest at the statutorily mandated rate, which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs' claims, and accordingly, have not accrued any amount on our balance sheet related to the lawsuit. We filed our appeal of the judgment on March 15, 1999 and a brief in support of such appeal has been filed. We plan to vigorously pursue the appeal. The plaintiffs also have filed a notice of appeal. A hearing for oral arguments on the parties' appeals occurred on September 20, 2001. Should the proceedings not be favorably resolved on appeal, we would be subject to a material charge. The court of appeals has given no indication of when it will issue its decision.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 10, 2001, we completed our offering of 9.2 million shares of our Class A common stock. The shares were issued at $81.00 per share. Net proceeds of $714.5 million (net of underwriters' fees and other costs) were used to repay the $550 million 18-month interim credit facility we obtained in connection with the IMS acquisition and a portion of the amount outstanding under our revolving credit facility.

On January 22, 2002, we announced that our Board of Directors approved a two-for-one stock split of our outstanding Class A Common Stock and Class B Common Stock to be implemented in the form of a 100% stock dividend ("Stock Split"). Each holder of record of our Class A Common Stock and Class B Common Stock as of the close of business on February 15, 2002 will receive one additional share of such stock held by them at that time. We will issue the additional shares resulting from the Stock Split on February 22, 2002. In connection with the Stock Split, the number of shares of Class A Common Stock reserved for issuance or subject to outstanding options granted under our employee stock option or other benefit plans, as well as the number of shares reserved for issuance under our 4% Convertible Subordinated Notes due March 15, 2005 and 3.5% Convertible Subordinated Notes due February 15, 2006, will be proportionately increased in accordance with the terms of such options, plans and other instruments.

On February 12, 2002, we announced that our Board of Directors had approved the redemption of our 4% Convertible Subordinated Notes due March 15, 2005 (the "Notes"). As of February 12, 2002, the outstanding principal amount of the Notes was $229.9 million. The redemption will occur on March 15, 2002, for holders of record on that date at a redemption price equal to 101.71% of the principal amount of Notes held. Holders of the Notes may elect to convert the Notes to our Class A Common Stock on or before the day prior to redemption. The conversion rate is 23.4432 shares of Class A Common Stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $42.66 per share of Class A Common Stock before giving effect to our previously announced two-for-one stock split, to be implemented in the form of a stock dividend payable on February
22, 2002 to stockholders of record as of the close of business on February 15,
2002). In accordance with the terms of the Notes, we will be required to make payment for fractional shares in cash, based on the closing price of our stock on the date of conversion, and all accrued interest due through the date of conversion. The notice is irrevocable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)      Exhibits
                  None.

b.)      Reports on Form 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of February, 2002.

                                          AFFILIATED COMPUTER SERVICES, INC.

                                          By:  /s/ Warren D. Edwards
                                             ----------------------------------
                                               Warren D. Edwards
                                               Executive Vice President and
                                               Chief Financial Officer