Form 10-Q
period 2002-03-31
AFFILIATED COMPUTER SERVICES INC
filed 2002-05-15
CIK 2135

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from ________ to _______

Commission file number 0-24787

AFFILIATED COMPUTER SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0310342

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 North Haskell, Dallas, Texas	75204

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (214) 841-6111

NOT APPLICABLE

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OUTSTANDING AS
TITLE OF EACH CLASS	OF MAY 9, 2002

Class A Common Stock, $.01 par value	125,237,999
Class B Common Stock, $.01 par value	6,599,372

131,837,371

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets at March 31, 2002 and June 30, 2001	1
	Consolidated Statements of Income for the Three and Nine Months Ended March 31, 2002 and 2001	2
	Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2002 and 2001	3
	Notes to Consolidated Financial Statements	4 - 11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 17
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities and Use of Proceeds	18
Item 6.	Exhibits and Reports on Form 8-K	19

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31,	JUNE 30,
	2002	2001
	(UNAUDITED)	(AUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$45,201	$242,458
Accounts receivable, net	658,283	472,042
Inventory	11,561	8,591
Prepaid expenses and other current assets	99,055	77,572
Deferred taxes	2,793	8,952

Total current assets	816,893	809,615
Property, equipment and software, net	334,639	237,563
Intangibles, net	161,902	97,160
Goodwill, net	1,458,473	697,760
Long-term investments and other assets	43,804	49,589

Total assets	$2,815,711	$1,891,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,691	$40,265
Accrued compensation and benefits	90,209	82,043
Other accrued liabilities	192,394	126,875
Income taxes payable	12,385	7,742
Deferred taxes	2,058	—
Short-term debt	825	3,362
Current portion of unearned revenue	36,913	20,765

Total current liabilities	384,475	281,052
Convertible notes	316,990	546,927
Long-term debt	204	102,386
Deferred taxes	85,154	55,601
Other long-term liabilities	16,314	20,206

Total liabilities	803,137	1,006,172

Stockholders’ equity:
Class A common stock	1,250	473
Class B common stock	66	33
Additional paid-in capital	1,318,928	350,767
Retained earnings	692,298	534,374
Accumulated other comprehensive income (net of tax)	32	(132)

Total stockholders’ equity	2,012,574	885,515

Total liabilities and stockholders’ equity	$2,815,711	$1,891,687

See notes to consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2002	2001	2002	2001

Revenues	$800,687	$533,574	$2,206,133	$1,513,082
Expenses:
Wages and benefits	351,890	232,220	976,180	660,851
Services and supplies	240,696	157,796	638,274	438,778
Rent, lease and maintenance	67,815	53,621	206,675	169,010
Depreciation and amortization	26,890	24,586	78,804	68,254
Other operating expenses	8,055	3,584	21,896	15,522

Total operating expenses	695,346	471,807	1,921,829	1,352,415

Operating income	105,341	61,767	284,304	160,667
Interest expense	5,789	6,375	25,971	16,250
Other non-operating expense (income), net	7,199	(2,301)	6,825	(16,659)

Pretax profit	92,353	57,693	251,508	161,076
Income tax expense	30,323	22,500	90,005	63,336

Net income	$62,030	$35,193	$161,503	$97,740

Earnings per common share:
Basic	$.51	$.35	$1.41	$.98

Diluted	$.46	$.32	$1.27	$.90

Shares used in computing earnings per common share:
Basic	122,795	99,928	114,253	99,472
Diluted	142,776	117,346	135,553	114,490

See notes to consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED
	MARCH 31,

	2002	2001

Cash flows from operating activities:
Net income	$161,503	$97,740

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,804	68,254
Gain on sale of investment	—	(12,785)
Loss on investments	8,449	—
Other	446	(1,474)
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(77,078)	(52,729)
Increase in inventory	(2,565)	(1,109)
Increase (decrease) in prepaid expenses and other current assets	(4,565)	7,972
Change in deferred taxes	38,468	31,175
Increase (decrease) in other long-term assets	(2,777)	2,186
Increase (decrease) in accounts payable	7,823	(21,322)
Decrease in accrued compensation and benefits	(18,405)	(2,662)
(Increase) decrease in other accrued liabilities	12,520	(9,962)
Change in income taxes payable	19,466	(37,815)
Decrease in unearned revenue	(1,022)	(5,476)
Increase (decrease) in other long-term liabilities	(2,958)	713

Total adjustments	56,606	(35,034)

Net cash provided by operating activities	218,109	62,706

Cash flows from investing activities:
Purchases of property, equipment and software, net of sales	(100,607)	(68,740)
Payments for acquisitions, net of cash acquired	(911,755)	(87,047)
Proceeds from (payments on) divestitures, net of transaction costs	(4,013)	206,235
Purchase of investments	(4,129)	(500)
Proceeds from sale of investments	—	17,100
Additions to other intangible assets	(10,945)	(20,743)
Additions to notes receivable	(3,014)	(3,229)
Proceeds received on notes receivable	3,158	8,913

Net cash provided (used) by investing activities	(1,031,305)	51,989

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	810,360	674,983
Repayments of debt	(921,315)	(566,089)
Proceeds from equity offering, net	714,292	—
Proceeds from stock options exercised	13,402	8,400
Other	(800)	(296)

Net cash provided by financing activities	615,939	116,998

Net increase (decrease) in cash and cash equivalents	(197,257)	231,693
Cash and cash equivalents at beginning of period	242,458	44,521

Cash and cash equivalents at end of period	$45,201	$276,214

See notes to consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. (ACS) and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 1000 company comprised of approximately 30,000 full-time equivalent employees in 35 countries providing business process and technology outsourcing solutions to world-class commercial and government clients.

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

All share and per share information is presented after giving effect to the two-for-one stock split of our Class A and Class B common shares declared on January 22, 2002, paid on February 22, 2002 in the form of a stock dividend to shareholders of record as of February 15, 2002.

2.	EQUITY TRANSACTIONS

On March 15, 2002, we completed the redemption of our 4% Convertible Subordinated Notes due March 15, 2005 (the “Notes”). Holders of all of the outstanding Notes converted their Notes to shares of our Class A common stock in accordance with Article XII of the Indenture dated as of March 20, 1998 between ACS and U.S Trust Company of Texas, N.A., as trustee prior to the March 15, 2002 redemption date. As the result of such conversions, 10,780,887 shares of our Class A common stock were issued to such holders.

On February 22, 2002, we completed a two-for-one stock split of our outstanding Class A common stock and Class B common stock implemented in the form of a 100% stock dividend (“Stock Split”). Each holder of record of our Class A Common Stock and Class B Common Stock as of the close of business on February 15, 2002 received an additional share of such stock held by them at that time. In connection with the Stock Split, the number of shares of Class A common stock reserved for issuance or subject to outstanding options granted under our employee stock option or other benefit plans, as well as the number of shares reserved for issuance under our 4% Convertible Subordinated Notes due March 15, 2005 and 3.5% Convertible Subordinated Notes due February 15, 2006, were proportionately increased in accordance with the terms of such options, plans and other instruments.

On October 10, 2001, we completed our offering of 18.4 million shares of our Class A common stock. The shares were issued at $40.50 per share. Net proceeds of $714.3 million (net of underwriters’ fees and other costs) were used to repay the $550 million 18-month interim credit facility we obtained in connection with the IMS acquisition (described below) and a portion of the amount outstanding under our revolving credit facility.

3.	ACQUISITIONS

In August 2001, we acquired 100% of the stock of Lockheed Martin IMS Corporation (“IMS”), now known as ACS State and Local Solutions, a wholly-owned subsidiary of Lockheed Martin Corporation for approximately $825 million. The acquisition was funded from a $550 million 18-month interim credit facility, borrowings from our existing revolving credit facility, and existing cash on hand. IMS’ results have been included in our consolidated financial statements from the effective date of the acquisition, August 1, 2001. IMS provides business process outsourcing services to more than 230 state and local government agencies in 45 U.S. states, the District of Columbia, Canada, Australia, and Europe. IMS specializes in child support enforcement, welfare and workforce services, child care management, electronic toll collection, and other intelligent transportation services involving the trucking industry, photo enforcement of red-light and speeding violations, parking management, and information technology outsourcing. We believe the acquisition of IMS solidifies ACS as a leader in technology based outsourcing solutions to state and local government agencies.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	ACQUISITIONS (CONTINUED)

The acquisition was accounted for under the purchase method of accounting with assets acquired of $932.3 million and liabilities assumed of $107.3 million. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value at July 31, 2001 as follows (in thousands):

Current Assets	$117,114
Property, equipment and software	50,972
Other long-term assets	2,826
Intangible assets	64,300
Goodwill	697,045

Total assets acquired	932,257
Current liabilities	107,257

Total liabilities assumed	107,257

Net assets acquired	$825,000

The total amount of goodwill is expected to be fully deductible for tax purposes. Software of $41.5 million is included in property, equipment and software and has an anticipated useful life ranging from 2 to 10 years. The $64.3 million of acquired intangible assets is attributable to customer contracts with an aggregate anticipated useful life of approximately 11 years.

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

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2002	2001	2002	2001

Revenue	$800,687	$679,306	$2,257,786	$1,975,765
Net income	62,030	36,676	163,497	112,125
Earnings per common share:
Basic	$.51	$.37	$1.43	$1.13
Diluted	$.46	$.33	$1.28	$1.03

We have completed four other acquisitions during fiscal year 2002. The most significant was the acquisition of the business process outsourcing services unit of National Processing Company (“NPC”). NPC provides healthcare claims processing, credit card application processing and airline lift ticket processing. As part of the transaction, we acquired all of NPC’s offshore operations in Jamaica, the Dominican Republic, Barbados and a majority of NPC’s Mexican operations. The transaction value was $43 million plus related transaction costs, with assets acquired of $50.3 million and liabilities assumed of $7.3 million. We recorded goodwill of $25.8 million (which is fully deductible for tax purposes) and $2.8 million in intangible assets. The $2.8 million intangible assets are attributable to customer contracts with an aggregate anticipated useful life of approximately 3 years. NPC’s operating results are included in our financial statements from the effective date of the acquisition, August 1, 2001. Of the three other acquisitions we completed during fiscal year 2002, two are included in our commercial segment and the other is included in our federal government segment. These acquisitions are not considered material to our results of operations; therefore no pro forma information is presented.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations” and No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as intangible assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. We adopted the provisions of SFAS 141 and SFAS 142 effective July 1, 2001.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144, (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in Statement of Financial Accounting Standards No. 121 (“SFAS 121”) “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not believe SFAS 144 will have a material impact on our future earnings and financial position.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, SFAS 145 rescinds both Statement of Financial Standards No. 4 (“SFAS 4”) “Reporting Gains and Losses from Extinguishment of Debt”, and the amendment to SFAS 4, Statement of Financial Standards No. 64 (“SFAS 64”), “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. We do not believe SFAS 145 will have a material impact on our future earnings and financial position.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF SFAS 142

The following table reflects the effect of SFAS 142 on net income and earnings per share as if SFAS 142 had been in effect for all periods presented:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2002	2001	2002	2001

	(in thousands except per share amounts)		(in thousands except per share amounts)
Net income	$62,030	$35,193	$161,503	97,740
Add back goodwill amortization, net of related tax benefit ($956 and $2,716 respectively)	—	5,256	—	15,311

Adjusted net income	$62,030	$40,449	$161,503	113,051

Basic earnings per share:
Reported net income	$.51	$.35	$1.41	.98
Add back goodwill amortization (net of tax benefit)	—	.05	—	.15

Adjusted net income	$.51	$.40	$1.41	1.13

Diluted earnings per share:
Reported net income	$.46	$.32	$1.27	.90
Add back goodwill amortization (net of tax benefit)	—	.04	—	.13

Adjusted net income	$.46	$.36	$1.27	1.03

6.	DERIVATIVES AND HEDGING ACTIVITIES

In order to manage interest costs and exposure to changing interest rates, we held two interest rate hedges, designated as cash flow hedges, which were initiated in December 1998. Both interest rate hedges expired in December 2001. Each hedge was structured such that we paid a fixed rate of interest of 4.54%, and received a floating rate of interest based on one month LIBOR. The notional amount of the two hedges totaled $100 million and the fair market value of the two hedges at March 31, 2002 and June 30, 2001 was $0 and ($355,000), respectively. The fair value of each interest rate hedge reflected termination cash value. The fair value of the interest rate hedges, net of $0 and $139,000 tax benefit, respectively, was reflected in “Accumulated other comprehensive income (net of tax).”

In order to manage the volatility of the value of our marketable security investment of $979,000, we entered into a no-cost collar agreement in June 2001, which will mature in July 2002. The collar, a fair value hedge, is structured so that all fluctuations in the price of the marketable security above or below 100% or 102.5% of its value on the date the collar was entered into are hedged. As of March 31, 2002 and June 30, 2001, the collar had fair market values of ($1,000) and $27,000, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	COMPREHENSIVE INCOME

We have adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and other non-owner charges in equity.

The components of comprehensive income are as follow (in the thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2002	2001	2002	2001

Net income	$62,030	$35,193	$161,503	$97,740
Change in fair value of derivatives (net of tax effect of $0, ($492), $158 and $15 respectively)	—	(754)	164	23

Comprehensive income	$62,030	$34,439	$161,667	$97,763

8.	GOODWILL

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follow (in thousands):

		FEDERAL
	COMMERCIAL	GOVERNMENT	TOTAL

Balance as of December 31, 2001	$1,299,135	$122,873	$1,422,008
Goodwill activity during the quarter	24,913	11,552	36,465

Balance as of March 31, 2002	$1,324,048	$134,425	$1,458,473

The goodwill activity during the quarter is primarily due to two acquisitions in our commercial and federal government segments as well as the refinement of the third-party valuation of the IMS acquisition in the current quarter.

9.	INTANGIBLE ASSETS

	AS OF MARCH 31, 2002 (IN THOUSANDS)

	GROSS CARRYING	ACCUMULATED
	AMOUNT	AMORTIZATION

Amortized intangible assets:
Customer contract related intangibles	$156,454	$(46,761)
All other	3,115	(1,706)

Total	$159,569	$(48,467)

Unamortized intangible asset:
Title plant	$50,800

Total	$50,800

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	INTANGIBLE ASSETS (CONTINUED)

Aggregate amortization expense:
For the quarter ended March 31, 2002	$5,456
Estimated amortization expense:
For the year ended June 30, 2002	$21,808
For the year ended June 30, 2003	$19,621
For the year ended June 30, 2004	$16,175
For the year ended June 30, 2005	$13,324
For the year ended June 30, 2006	$12,035

Customer contract-related intangibles are amortized over a weighted average of approximately 8 years. All other intangibles are amortized over a weighted average of 11 years.

10.	EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share,” the following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share after giving effect to the two-for-one stock split paid on February 22, 2002 (see Note 2):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2002	2001	2002	2001

Numerator:
Numerator for earnings per share (basic) Income available to common stockholders	$62,030	$35,193	$161,503	$97,740
Effect of dilutive securities:
Interest on 4% convertible debt, net of tax	1,283	1,540	4,369	4,615
Interest on 3.5% convertible debt, net of tax	2,070	834	6,187	834

Numerator for earnings per share assuming Dilution — income available to common stockholders	$65,383	$37,567	$172,059	$103,189

Denominator:
Weighted average shares outstanding (basic)	122,795	99,928	114,253	99,472
Effect of dilutive securities:
4% convertible debt	8,588	10,784	10,061	10,784
3.5% convertible debt	7,298	3,046	7,298	1,000

Stock options	4,095	3,588	3,941	3,234

Total potential common shares	19,981	17,418	21,300	15,018

Denominator for earnings per share assuming dilution	142,776	117,346	135,553	114,490

Earnings per common share (basic)	$.51	$.35	$1.41	$.98

Earnings per common share assuming dilution	$.46	$.32	$1.27	$.90

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	NON-RECURRING ITEMS

In the third quarter of fiscal 2002, we recorded a $7.4 million loss ($4.7 million, net of tax) in “Other non-operating (income) expense, net” associated with a write-down of a cost-basis investment to its estimated realizable value.

Included in tax expense in the third quarter of fiscal 2002 is a one-time tax benefit of approximately $4.3 million resulting primarily from recently enacted federal income tax rules that provide for a larger tax deduction associated with our June 2000 divestitures and deferred tax adjustments to reflect realization of tax deductions for which their probability is no longer uncertain.

In the first quarter of fiscal 2001, we recorded a $12.8 million gain in “Other non-operating (income) expense, net” related to the sale of a non-strategic minority investment in ACS Merchant Services, Inc.

In the first quarter of fiscal 2001, we recorded a $10.4 million charge in connection with the termination of certain hardware leases and disaster recovery contracts, which is included in “Rent, lease and maintenance” expense. In addition, we recorded a $2.1 million charge for non-recurring litigation costs and the writedown of property held-for-sale to market value to “Other operating expenses.”

12.	SEGMENT INFORMATION

Based on the criteria set forth in Statement of Financial Accounting Standard No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we have two reportable segments: commercial and federal government. Certain reclassifications have been made to the segment disclosure as the result of changes to our reporting structure. The following is a summary of certain financial information by reportable segment (in thousands):

Quarter Ended March 31, 2002

		Federal
	Commercial	Government	Corporate	Consolidated

Revenue	$591,035	$209,652	$—	$800,687
Operating expense	469,462	189,721	9,273	668,456

EBITDA(a)	121,573	19,931	(9,273)	132,231
Depreciation & amortization expense	22,183	4,212	495	26,890
Goodwill amortization	—	—	—	—

Operating income	$99,390	$15,719	$(9,768)	$105,341

Quarter Ended March 31, 2001

			Federal
	Commercial		Government	Corporate	Consolidated

Revenue	$343,427	(b)	$190,147	$—	$533,574	(b)
Operating expense	272,347		170,627	4,247	447,221

EBITDA(a)	71,080		19,520	(4,247)	86,353
Depreciation & amortization expense	15,020		2,871	483	18,374
Goodwill amortization	5,019		1,193	—	6,212

Operating income	$51,041		$15,456	$(4,730)	$61,767

(a)	EBITDA consists of earnings before interest income, interest expense, other non-operating income and expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of a company’s performance or to cash flows from operations as a measure of liquidity.

(b)	Includes revenue of $7.9 million for the three months ended March 31, 2001 related to divestitures.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	SEGMENT INFORMATION (CONTINUED)

Nine Months Ended March 31, 2002

		Federal
	Commercial	Government	Corporate	Consolidated

Revenue	$1,615,164	$590,969	$—	$2,206,133
Operating expense	1,289,158	531,918	21,949	1,843,025

EBITDA(a)	326,006	59,051	(21,949)	363,108
Depreciation & amortization expense	64,625	12,671	1,508	78,804
Goodwill amortization	—	—	—	—

Operating income	$261,381	$46,380	$(23,457)	$284,304

Nine Months Ended March 31, 2001

			Federal
	Commercial		Government	Corporate	Consolidated

Revenue	$959,170	(b)	$553,912	$—	$1,513,082	(b)
Operating expense	773,215	(c)	499,045	11,901	1,284,161	(c)

EBITDA(a)	185,955		54,867	(11,901)	228,921
Depreciation & amortization expense	40,692		8,339	1,196	50,227
Goodwill amortization	14,505		3,522	—	18,027

Operating income	$130,758		$43,006	$(13,097)	$160,667

13.	SUBSEQUENT EVENT

On May 3, 2002, we acquired the domestic finance and accounting business process outsourcing unit of Andersen Worldwide. This business generated revenue of approximately $55 million for the year ended December 31, 2001. Included in this acquisition are contracts with General Motors (“GM”) and the University of Phoenix (“University”). Under a new 10-year agreement with GM, we will provide transactional accounting services such as payroll processing, disbursement processing, dealer accounting, accounts receivable processing, lease and subsidiary accounting and expense reporting. Under the arrangement with the University, we will provide student financial aid business process outsourcing services to the University including federal eligibility determinations, loan and grant processing, and disbursement of student aid as well as other support services related to student financial aid processing.

(a)	EBITDA consists of earnings before interest income, interest expense, other non-operating income and expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of a company’s performance or to cash flows from operations as a measure of liquidity.

(b)	Includes revenue of $24 million for the nine months ended March 31, 2001 related to divestitures.

(c)	Operating expense includes $12.5 million of non-recurring charges related to hardware lease buyouts and disaster recovery contracts, legal fees and a writedown of property held-for-sale to market value (see Note 11).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding our financial position, business strategy and plans and objectives of our management for future operations are forward-looking statements. While management has based any forward looking statements contained herein on its current expectations, the information on which such expectations were based may change. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. Such events include, but are not necessarily limited to: (i) uncertainties caused by terrorist attacks on September 11, 2001 and the threat of other attacks, acts of war or other related events that may disrupt the markets in which we operate, our customers, our operations and our profitability; (ii) the loss of business from significant customers; (iii) the impairment of our capital investments as the result of the deterioration of the financial condition of our customers in whom we have made a significant capital investment; (iv) the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; (v) difficulty or inability to execute our acquisition strategy; (vi) timing and magnitude of technological advances; (vii) loss of significant vendor(s) resulting in increased expense or inability to serve our customers; (viii) provisions in our contracts permitting termination for convenience, permitting termination of or subjecting us to penalties under certain contracts, if specified service levels are not maintained, and/or permitting audits of our pricing and compliance; (ix) changes in federal, state or local government requirements imposing additional burdens and subjecting us to additional expenditures and increased compliance risk; and (x) the cost of attracting and retaining highly skilled personnel. These risks and uncertainties and other risks and uncertainties are discussed in more detail in the “Risk Factors” section of our Prospectus Supplement dated October 3, 2001, which has been filed with the Securities and Exchange Commission. In addition, we operate in a highly and rapidly changing environment and new risks may arise. Accordingly, investors should not place any reliance on forward looking statements as a prediction of actual results. We undertake no obligation to update any forward looking statements.

SIGNIFICANT DEVELOPMENTS

NINE MONTHS ENDED MARCH 31, 2002

In the third quarter of fiscal 2002, we recorded a $7.4 million loss in “Other non-operating (income) expense, net” associated with a write-down of a cost-basis investment to its estimated realizable value. Included in tax expense in the third quarter of fiscal 2002 is a one-time tax benefit of approximately $4.3 million resulting primarily from recently enacted federal income tax rules that provide for a larger tax deduction associated with our June 2000 divestitures and deferred tax adjustments to reflect realization of tax deductions for which their probability is no longer uncertain.

On March 15, 2002, we completed the redemption of our 4% Convertible Subordinated Notes due March 15, 2005 (the “Notes”). Holders of all of the outstanding Notes converted their Notes to shares of our Class A common stock in accordance with Article XII of the Indenture dated as of March 20, 1998 between ACS and U.S Trust Company of Texas, N.A., as trustee prior to the March 15, 2002 redemption date. As the result of such conversions, 10,780,887 shares of our Class A common stock were issued to such holders.

On February 22, 2002, we completed a two-for-one stock split of our outstanding Class A Common Stock and Class B Common Stock implemented in the form of a 100% stock dividend (“Stock Split”). Each holder of record of our Class A common stock and Class B common stock as of the close of business on February 15, 2002 received an additional share of such stock held by them at that time. In connection with the Stock Split, the number of shares of Class A Common Stock reserved for issuance or subject to outstanding options granted under our employee stock option or other benefit plans, as well as the number of shares reserved for issuance under our 4% Convertible Subordinated Notes due March 15, 2005 and 3.5% Convertible Subordinated Notes due February 15, 2006, were proportionately increased in accordance with the terms of such options, plans and other instruments.

On October 10, 2001, we completed our offering of 18.4 million shares of our Class A common stock. The shares were issued at $40.50 per share. Net proceeds of $714.3 million (net of underwriters’ fees and other costs) were used to repay the $550 million 18-month interim credit facility incurred to fund the IMS acquisition (described below) and a portion of the amount outstanding under our revolving credit facility.

In August 2001, we acquired Lockheed Martin IMS Corporation (“IMS”), now known as ACS State and Local Solutions, a wholly-owned subsidiary of Lockheed Martin Corporation. IMS, with its principal offices located in Washington D.C. and approximately 4,800 employees primarily throughout the United States, provides services to state and local government agencies in child support enforcement, welfare and workforce services, child care management, electronic toll collection, and other intelligent transportation services involving the trucking industry, photo enforcement of red-light and speeding violations, parking management, and information technology outsourcing. The transaction, valued at $825 million plus related transaction costs, was initially funded through a combination of a $550 million, 18-month interim credit facility, borrowings on our existing credit facility and existing cash on hand. IMS’ operating results are included in our financial statements from the effective date of the acquisition, August 1, 2001.

Also in August 2001, we acquired the business process outsourcing services unit of National Processing Company (“NPC”). NPC provides healthcare claims processing, credit card application processing and airline lift ticket processing. As part of the transaction, we acquired all of NPC’s offshore operations in Jamaica, the Dominican Republic, Barbados and a majority of NPC’s Mexican operations. The transaction value was $43 million plus related transaction costs. NPC’s operating results are included in our financial statements from the effective date of the acquisition, August 1, 2001.

NINE MONTHS ENDED MARCH 31, 2001

During the third quarter of fiscal year 2001, we completed the sale of a new issue of $317 million of 3.5% Convertible Subordinated Notes due February 15, 2006 (the “3.5% Notes”). The 3.5% Notes are convertible into our Class A common stock at a conversion rate of 23.0234 shares of Class A common stock for each $1,000 principal amount of 3.5% Notes (equivalent to a conversion price of $43.44 per share of Class A common stock), subject to adjustments in certain events. Interest on the 3.5% Notes is payable semi-annually on February 15 and August 15 of each year commencing on August 15, 2001. The 3.5% Notes may be redeemed at our option on or after February 18, 2004, in whole or in part, at the redemption prices set forth in the 3.5% Notes.

During the first quarter of fiscal year 2001, we recorded a $12.8 million gain in “Other non-operating (income) expense, net” associated with the sale of a certain non-strategic minority investment in ACS Merchant Services, Inc. In addition, we recorded non-recurring charges totaling $12.5 million related to the termination of certain computer equipment leases and consolidation of disaster recovery contracts ($10.4 million recorded in “Rent, lease and maintenance”) and litigation expense and the writedown of a facility held-for-sale to market value ($2.1 million recorded in “Other operating expenses”).

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2002	2001	2002	2001

Revenues	100%	100%	100%	100%
Expenses:
Wages and benefits	43.8	43.5	44.2	43.7
Services and supplies	30.1	29.6	28.9	29.0
Rent, lease and maintenance	8.5	10.0	9.4	11.2
Depreciation and amortization	3.4	4.6	3.6	4.5
Other operating expenses	1.0	0.7	1.0	1.0

Total operating expenses	86.8	88.4	87.1	89.4

Operating income	13.2	11.6	12.9	10.6
Interest expense	0.7	1.2	1.2	1.1
Other non-operating expense (income), net	1.0	(0.4)	0.3	(1.1)

Pretax profit	11.5	10.8	11.4	10.6
Income tax expense	3.8	4.2	4.1	4.2

Net income	7.7%	6.6%	7.3%	6.4%

COMPARISON OF THE QUARTER ENDED MARCH 31, 2002 TO THE QUARTER ENDED MARCH 31, 2001

Revenue increased $275.0 million to $800.7 million in the third quarter of fiscal year 2002 from $525.7 million (excluding $7.9 million revenue from divested units) in third quarter of fiscal year 2001. Revenues from our commercial segment increased 76% (excluding the $7.9 million in revenue from divested units) to $591.0 million. Internal revenue growth for the commercial segment was 18% and growth from acquisitions was 58%. Internal growth is primarily due to increased revenues in business process outsourcing from our state healthcare and state and local government customers. Revenue in our government segment increased 10% in the third quarter of fiscal year 2002 to $209.7 million from $190.1 million in the same period last year. Internal revenue growth was 7% and growth from acquisitions was 3% for our government segment. For the consolidated group internal growth was 14% and growth from acquisitions was 38%.

After adjusting for the application of SFAS 142 (see Note 5), operating income increased $37.3 million to $105.3 million in the third quarter of fiscal year 2002 as compared to $68.0 million for the third quarter of fiscal year 2001, primarily due to the impact of the IMS and NPC acquisitions in the first quarter of fiscal year 2002, as well as the internal growth discussed above.

After adjusting for the application of SFAS 142 (see Note 5), our operating margins increased to 13.2% in the third quarter of fiscal year 2002 from 12.7% in the third quarter of fiscal year 2001. Wages and benefits increased 0.3% and services and supplies increased 0.5%, while rent, lease and maintenance decreased 1.5% as a percentage of revenue due to our increasing BPO business mix that has a higher mix of salaries and benefits than hardware and maintenance costs. Depreciation and amortization remained constant at 3.4% as a percentage of revenue after adjusting for the application of SFAS 142.

Included in other non-operating (income) expense in the third quarter of fiscal year 2002 is a $7.4 million loss on the write down of a cost-basis investment to its estimated realizable value. Excluding this loss, other income decreased $2.1 million due to interest income earned during the third quarter of fiscal 2001 on cash balances from the issuance and related proceeds from the February 2001 3.5 % Convertible Subordinated Notes.

Tax expense for the third quarter of fiscal year 2002 includes a one-time tax benefit of $4.3 million (see Note 11). Excluding this benefit, our effective tax rate of approximately 37.5% in the third quarter of fiscal year 2002 exceeded the federal statutory rate of 35% due primarily to the net effect of state income taxes. Our effective tax rate decreased 1.5% from 39.0% from the third quarter of fiscal year 2001 due to the application of SFAS 142 (see Note 5).

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2002 TO THE NINE MONTHS ENDED MARCH 31, 2001

Revenue increased 46% to $2.2 billion in the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001. Internal revenue growth was 12% and 36% was growth from acquisitions. Revenue growth in our commercial segment, excluding revenue from divested units, was 73% with 20% internal growth and 53% acquisition growth. In our government segment, revenue increased $37.1 million, or 7%, primarily from internal growth.

Excluding the non-recurring charges from fiscal year 2001 (see Note 11) and adjusting for the application of SFAS 142 (see Note 5), operating income rose $93.0 million to $284.3 million for the nine months ended March 31, 2002. Our 12% increase in internal growth over the prior year period and the impact of acquisitions, particularly IMS and NPC, are the major factors driving the increase.

Our operating margins increased 0.3% as a percentage of revenue after adjusting for the fiscal year 2001 non-recurring charges and the application of SFAS 142 (see Note 5). Wages and benefits increased 0.5% as a percentage of revenue offset by a 1.1% decrease as a percentage of revenue in rent, lease and maintenance after adjusting for the non-recurring charges from fiscal year 2001 (see Note 11) due to the increase in BPO business mix which has a higher component of wages and benefits and a lower component of rent, lease and maintenance than traditional technology outsourcing. Depreciation and amortization increased 0.3% as a percentage of revenue after adjusting for the application of SFAS 142 due to capital expenditures and additions to intangible assets during the last year.

Interest expense increased $9.7 million primarily due to the interest expense on the 3.5% Convertible Subordinated debt issued in the third quarter of fiscal year 2001.

Other non-operating expense in fiscal year 2002 consisted primarily of a $7.4 million loss on a cost basis investment to its net realizable value and a $1.0 million loss on a long-term investment we received in the December 1998 acquisition of BRC Holdings, Inc. Other non-operating income in fiscal year 2001 consisted of a non-recurring gain on sale of an investment (see Note 11) and a gain on a note receivable.

Tax expense for the third quarter of fiscal year 2002 includes a one-time tax benefit of $4.3 million (see Note 11). Excluding this benefit, our effective tax rate of approximately 37.5% in the third quarter of fiscal year 2002 exceeded the federal statutory rate of 35% due primarily to the net effect of state income taxes. Our effective tax rate decreased 1.5% from 39.0% from the third quarter of fiscal year 2001 primarily due to the application of SFAS 142 (see Note 5).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had cash and cash equivalents of $45.2 million compared to $242.5 million at June 30, 2001. Included in the cash balances were $4.6 million and $4.9 million at March 31, 2002 and June 30, 2001, respectively, of restricted cash held on behalf of governmental customers. Our working capital decreased to $432.4 million at March 31, 2002 from $528.6 million at June 30, 2001 due to cash paid for the IMS and NPC acquisitions during the first quarter of $225 million and $43 million, respectively, offset by proceeds from the second quarter fiscal year 2002 equity offering, net of repayments of outstanding balances on our revolving credit facility and interim credit facility.

Cash flow from operations was $218.1 million for the nine months ended March 31, 2002 as compared to $122.8 million for the same period last year after adjusting for the approximately $49.7 million paid in income taxes related to the net gain from our summer 2000 divestiture activity and approximately $10.4 million of non-recurring lease termination charges, which are included in cash flows from operations. Cash flow used by investing activities was $1.0 billion primarily due to the acquisition activity during the nine months ended March 31, 2002. Net cash flow from financing activities was $615.9 million due to the proceeds received from the second quarter fiscal 2002 equity offering offset by net payments on our revolving credit facility and interim credit facility.

On March 15, 2002, we completed the redemption of our 4% Convertible Subordinated Notes due March 15, 2005 (the “Notes”). Holders of all of the outstanding Notes converted their Notes to shares of our Class A common stock in accordance with Article XII of the Indenture dated as of March 20, 1998 between ACS and U.S Trust Company of Texas, N.A., as trustee prior to the March 15, 2002 redemption date. As the result of such conversions, 10,780,887 shares of our Class A common stock were issued to such holders.

On February 22, 2002, we completed a two-for-one stock split of our outstanding Class A common stock and Class B common stock implemented in the form of a 100% stock dividend (“Stock Split”). Each holder of record of our Class A common stock and Class B common stock as of the close of business on February 15, 2002 received an additional share of such stock held by them at that time. In connection with the Stock Split, the number of shares of Class A common stock reserved for issuance or subject to outstanding options granted under our employee stock option or other benefit plans, as well as the number of shares reserved for issuance under our 4% Convertible Subordinated Notes due March 15, 2005 and 3.5% Convertible Subordinated Notes due February 15, 2006, were proportionately increased in accordance with the terms of such options, plans and other instruments.

On October 10, 2001, we completed our offering of 18.4 million shares of our Class A common stock. The shares were issued at $40.50 per share. Net proceeds of $714.3 million (net of underwriters’ fees and other costs) were used to repay the $550 million 18-month interim credit facility incurred to fund the IMS acquisition and a portion of the amount outstanding under our revolving credit facility.

At March 31, 2002, we had $345 million available on our $450 million revolving credit facility and outstanding letters of credit of $105 million that secure certain contractual performance and other obligations. These letters of credit reduce the availability of our revolving credit facility. Subsequent to quarter end, we issued additional letters of credit totaling $65 million to secure performance bonds related to ACS State and Local Solutions business. As of March 31, 2002, we had $317.2 million of long-term debt outstanding, which was primarily comprised of our 3.5 % Convertible Subordinated Notes due February 15, 2006. For discussion of our lease obligations, please see Note 16 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2001.

Due to the terrorist attacks on September 11, 2001 and the Enron Corporation bankruptcy, the surety bond market has substantially changed, resulting in reduced availability of bonds and increased premiums. Some of our state and local government contracts require either a bond or a letter of credit and future requests for proposal may require a surety bond or letter of credit. Notwithstanding the existing condition of the surety bond market, management believes that we have sufficient liquidity from its cash flow and under our revolving credit facility to meet ongoing business needs and to respond to future requests for proposals from state and local governments.

We, along with our Chairman, have an equity interest in DDH Aviation, Inc. (“DDH”), a corporate airplane brokerage firm, and our Chairman, along with two of our officers are directors of DDH. Under a guaranty agreement, we are liable for up to approximately $11.5 million of DDH’s $47 million line of credit with Citicorp USA, Inc. We have entered into an Agreement for Purchase with DDH Aviation, Inc. for the purchase of a Challenger 600 aircraft for a purchase price of $8.5 million, which aircraft is scheduled to be delivered during the middle of calendar year 2002.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We base our estimates on historical experience and on various other assumptions or conditions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may result in materially different results under different assumptions and conditions. We believe that the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. During fiscal year 2001, we adopted Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We recognize revenues when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable and collectibility is reasonably assured.

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

Revenues on fixed price contracts are recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract using Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), which requires the use of percentage-of-completion accounting for long-term contracts that are binding agreements between ACS and our customers in which we agree, for compensation, to perform a service to the customer’s specifications. Performance will often extend over long periods, and our right to receive payment depends on our performance in accordance with the agreement.

The percentage-of-completion methodology involves recognizing revenue based on using the percentage of services completed, on a current cumulative cost to total cost basis, using a reasonably consistent profit margin over the period. Due to the long-term nature of these contracts, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the contract include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, the impact of delayed performance and availability and timing of funding from the customer. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates and any revisions are charged to income in the period in which the facts that give rise to that revision become known.

Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. Immediate recognition is made of any anticipated losses.

Valuation of goodwill and intangibles. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we could incur. The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial results.

Allowance for doubtful accounts. We make estimates of the collectibility of our accounts receivables. We specifically analyze accounts receivables and historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms and collection trends when evaluating the adequacy of our allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.

NEW ACCOUNTING STANDARDS

On July 1, 2001, we adopted Statements Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144, (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in Statement of Financial Accounting Standards No. 121 (“SFAS 121”) “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not believe SFAS 144 will have a material impact on our future earnings and financial position.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, SFAS 145 rescinds both Statement of Financial Standards No. 4 (“SFAS 4”) “Reporting Gains and Losses from Extinguishment of Debt”, and the amendment to SFAS 4, Statement of Financial Standards No. 64 (“SFAS 64”), “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. We do not believe SFAS 145 will have a material impact on our future earnings and financial position.

PART II

ITEM 1. LEGAL PROCEEDINGS

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by twenty-one former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, “GSA/FTSA”). The GSA/FTSA employees alleged that they were entitled to the value of 401,541 shares of our stock pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former technology outsourcing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which includes attorneys’ fees and pre-judgment interest, but excludes additional attorneys’ fees of approximately $850,000 and post-judgement interest at the statutorily mandated rate, which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs’ claims, and accordingly, have not accrued any amount on our balance sheet related to the lawsuit. We filed our appeal of the judgment on March 15, 1999 and a brief in support of such appeal has been filed. We plan to vigorously pursue the appeal. The plaintiffs also have filed a notice of appeal. A hearing for oral arguments on the parties’ appeals occurred on September 20, 2001. Should the proceedings not be favorably resolved on appeal, we would be subject to a material charge. The court of appeals has given no indication of when it will issue its decision.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 15, 2002, we completed the redemption of our 4% Convertible Subordinated Notes due March 15, 2005 (the “Notes”). Holders of all of the outstanding Notes converted their Notes to shares of our Class A common stock in accordance with Article XII of the Indenture dated as of March 20, 1998 between ACS and U.S Trust Company of Texas, N.A., as trustee prior to the March 15, 2002 redemption date. As the result of such conversions, 10,780,887 shares of our Class A common stock were issued to such holders.

On February 22, 2002, we completed a two-for-one stock split of our outstanding Class A common stock and Class B common stock implemented in the form of a 100% stock dividend (“Stock Split”). Each holder of record of our Class A common stock and Class B common stock as of the close of business on February 15, 2002 received an additional share of such stock held by them at that time. In connection with the Stock Split, the number of shares of Class A common stock reserved for issuance or subject to outstanding options granted under our employee stock option or other benefit plans, as well as the number of shares reserved for issuance under our 4% Convertible Subordinated Notes due March 15, 2005 and 3.5% Convertible Subordinated Notes due February 15, 2006, were proportionately increased in accordance with the terms of such options, plans and other instruments.

On October 10, 2001, we completed our offering of 18.4 million shares of our Class A common stock. The shares were issued at $40.50 per share. Net proceeds of $714.3 million (net of underwriters’ fees and other costs) were used to repay the $550 million 18-month interim credit facility we obtained in connection with the IMS acquisition and a portion of the amount outstanding under our revolving credit facility.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)	Exhibits

None.

b.)	Reports on Form 8-K

1.	On January 22, 2002, the Company filed a Current Report on Form 8-K announcing a two-for-one stock split of its outstanding Class A Common Stock and Class B Common Stock to be implemented in the form of a 100% stock dividend.

2.	On February 5, 2002, the Company filed a Current Report on Form 8-K announcing the Board of Directors approved an amendment the ACS’ First Amended and Restate Rights Agreement, dated as of April 2, 1999, between ACS and First City Transfer Company.

3.	On February 12, 2002, ACS announced that its Board of Directors approved the redemption of ACS’ 4% Convertible Subordinated Notes due March 15, 2005.

4.	On March 15, 2002, ACS announced that all holders of its 4% Convertible Subordinated Notes (the “Notes”) had converted their Notes to shares of ACS’ Class A Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 2002.

AFFILIATED COMPUTER SERVICES, INC

By: /s/ Warren D. Edwards Warren D. Edwards Executive Vice President and Chief Financial Officer