Form 10-K
period 2002-06-30
AFFILIATED COMPUTER SERVICES INC
filed 2002-09-18
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One [X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to . Commission file number 0-24787

AFFILIATED COMPUTER SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0310342

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2828 North Haskell
Dallas, Texas 75204
(Address of principal executive offices)
(Zip Code)

214-841-6111
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Class A common stock, par value $.01 per share	New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     As of September 16, 2002, 125,499,389 shares of Class A common stock were outstanding. The aggregate market value of the Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of such date, approximated $5,667,702,000.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for 2002 Annual Meeting - Part III.

AFFILIATED COMPUTER SERVICES, INC.

FORM 10-K
June 30, 2002

PART I

Item 1. Business

General

We are a global, Fortune 1000 company delivering comprehensive business process outsourcing and information technology outsourcing solutions, as well as system integration services, to commercial clients, state and local government clients, and federal government clients. We are based in Dallas, Texas and have offices primarily in North America, as well as Central America, Europe, Africa, and the Middle East. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts. Approximately 90%, 89% and 88% of our revenues for fiscal years 2002, 2001 and 2000, respectively, were recurring, which are revenues derived from services that our clients use each year in connection with their ongoing businesses.

Our services enable businesses to focus on core operations, respond to rapidly changing technologies and reduce expenses associated with business processes and information processing. Our business strategy is to expand our client base and enhance our service offerings through both internal marketing and the acquisition of complementary companies. Our marketing efforts focus on developing long-term relationships with clients that choose to outsource mission critical business processes and information technology requirements. Our business expansion has been accomplished both from internal growth as well as through acquisition. Since inception through June 30, 2002, we have completed several acquisitions, which have resulted in geographic expansion, growth and diversification of our client base, expansion of services and products offered, and increased economies of scale. Our revenues have increased from $534 million in fiscal year 1995 to approximately $3.1 billion in fiscal year 2002, a compound annual growth rate of 28%. Of this growth, approximately 42% resulted from internal growth and 58% resulted from growth through acquisitions.

We serve three primary markets, which include state and local governments, commercial clients, and the federal government. We are a leading provider of business process outsourcing and information technology services to state and local governments. During fiscal year 2002, revenues from our state and local government segment accounted for approximately $1.24 billion, or 41% of our revenues. Of this $1.24 billion, approximately 58% is derived from services provided to local municipalities, approximately 25% is derived from state healthcare programs, and the remainder is derived from services provided to states, primarily child support payment processing. We provide technology-based services with a focus on transaction processing and program management services such as child support payment processing, electronic toll collection, welfare to workforce services, and traffic violations processing. We also design, develop, implement, and operate large-scale health and human services programs and the information technology solutions that support those programs.

Our commercial sector accounted for approximately $1.01 billion, or 33% of our fiscal year 2002 revenues. We provide business process outsourcing, technology outsourcing, and systems integration services to our commercial sector clients. These services are provided to a variety of clients nationwide, including healthcare providers, retailers, wholesale distributors, manufacturers, utilities, financial institutions, insurance and transportation companies. Our business process outsourcing services include claims processing, finance and accounting, loan processing and document processing. Our technology outsourcing services include mainframe, midrange, desktop, network, and web-hosting solutions. Our commercial systems integration services include application development and implementation, applications outsourcing, technical support and training, as well as network design and installation services.

We also serve the federal government market, which during fiscal year 2002 accounted for approximately $811 million, or 26% of our annual revenues. Our services in this market are comprised of business process outsourcing services, which consist primarily of loan processing services and human resources services, and systems integration services, which include application development and outsourcing, network implementation and maintenance, desktop services, technical staff augmentation, and training under long-term contracts. Approximately 55% of revenues within our federal government business are derived from civilian agencies with the remaining 45% from Department of Defense agencies.

Market Overview

The demand for our services has grown substantially in recent years, and we believe that this will continue to increase in the future as a result of strategic, financial and technological factors. These factors include:

•	the desire of organizations to focus on their core competencies;

•	the increasing desire by organizations to drive process improvements and improve the speed of and reduce the cost of execution;

•	the desire by organizations to have a workforce that is able to expand and contract in relation to their business volumes;

•	the increasing acceptance by organizations to utilize offshore resources for business process outsourcing;

•	the increasing complexity of information technology systems and the need to connect electronically with clients, suppliers, and other external and internal systems;

•	the increasing requirements for rapid processing of information and the instantaneous communication of large amounts of data to multiple locations; and

•	the desire by organizations to take advantage of the latest advances in technology without the cost and resource commitment required to maintain in-house systems.

Business Strategy

The key components of our business strategy include the following:

•	Expand Client Base — We seek to develop long-term relationships with new clients by leveraging our subject matter expertise, world-wide data manufacturing capabilities and infrastructure of information technology products and services. Our primary focus is to increase our revenues by obtaining new clients with recurring requirements for business process and information technology services.

•	Expand Existing Client Relationships – We seek to expand existing client relationships by increasing the scope and breadth of services we provide.

•	Build Recurring Revenues - We seek to enter into long-term relationships with clients to provide services that meet their ongoing business requirements while supporting their mission critical business process or information technology needs.

•	Provide Flexible Solutions – We offer custom-tailored business process and information technology solutions using a variety of proprietary and third-party licensed software on multiple hardware and systems software platforms and domestic and international workforces that are able to expand and contract in relation to clients’ business volumes.

•	Invest in Technology – We respond to technological advances and the rapid changes in the requirements of our clients by committing substantial amounts of our resources to the operation of multiple hardware platforms, the customization of products and services that incorporate new technology on a timely basis and the continuous training of our personnel.

•	Maximize Economies of Scale - Our strategy is to develop and maintain a significant client and account/transaction base to create sufficient economies of scale that enable us to achieve competitive costs.

•	Complete Strategic and Tactical Acquisitions - Our acquisition strategy is to acquire companies to expand the products and services we offer to existing clients, to obtain a presence in new, complementary markets and to expand our geographic presence.

•	Attract, Train and Retain Employees — We believe that attracting, training, and retaining high quality employees are essential to our growth. We seek to hire motivated individuals with strong character and leadership traits and provide them with ongoing technological and leadership skills training. We emphasize retaining our employees with challenging work assignments and incentive programs.

During the last three fiscal years, our revenues by market were as follows (in thousands):

	Year ended June 30,

	2002	2001	2000

State and Local Governments	$1,242,817	$351,199	$239,913
Commercial(1)	1,008,766	964,694	1,104,758
Federal Government	811,335	747,666	617,871

Total Revenues	$3,062,918	$2,063,559	$1,962,542

(1)	Includes $0, $37.3 million, and $313.3 million of revenues from divested companies for the fiscal years 2002, 2001 and 2000, respectively.

State and Local Governments

We are a leading provider of business process outsourcing services to state and local governments. Our services help state and local agencies reduce operating costs, increase revenue streams and increase the quality of services to citizens. Approximately 41% of our fiscal 2002 revenues were derived from contracts with state and local governments and their agencies. State and local governments may terminate most of these contracts at any time, without cause, for convenience or lack of funding. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government.

Pricing for our services in the state and local market is generally determined based on the number of transactions processed, human services cases managed or, in instances where a systems development project is required in our state healthcare unit, we price our services on a fixed fee basis for the development work. We currently focus on six primary services and our acquisition of Lockheed Martin IMS Corporation (“IMS”) in fiscal year 2002 significantly expanded our business process outsourcing offerings.

State Healthcare

We design, develop, implement, and operate large-scale health and human services programs and the information technology solutions that support those programs. Today, we operate 13 state Medicaid programs and five state Child Health Insurance Programs that cover approximately 6.5 million recipients, process over 250 million Medicaid healthcare claims annually and disburse over $17 billion in provider payments. We also operate 16 state pharmacy benefits management programs that assist states in controlling prescription drug costs, pharmacy intervention and surveillance and the processing of drug claims. We operate 11 state decision support systems that assist states with data collection, fraud and abuse detection and case management. We also assist states in bringing their health programs into compliance with the Health Insurance Portability and Accountability Act (HIPAA).

Children and Family Services

We are a major provider of child support and payment processing with high volume remittance processing and service center operations that handle 44% of the nation’s payment transactions. We also provide “locate and collection” services to find delinquent parents and collect past due child support and other payments. Within the Children and Family Services area we provide electronic benefits transfer, which is the issuance of food stamps and cash benefits through magnetic stripe cards with redemption through point of sale device (POS) and automated teller machines (ATM).

Welfare and Workforce Services

We provide management, operations and systems service offerings to local Workforce Development Boards and Coalitions, thereby creating a government-mandated, integrated One-Stop system linking job seekers and job providers. Through the operation of approximately 100 One-Stop centers across the country, we use technology innovations and re-engineered service delivery models to provide job-related service to assist low-income families in securing and retaining employment and help employers find and retain potential employees.

Transportation Systems and Services

We focus on three areas within our Transportation Systems and Services: Electronic Toll Collection, Motor Vehicle Services and Commercial Vehicle Operations. Within Electronic Toll Collection we offer toll agencies a complete array of services including the operation of the back-office customer service center as well as lane installation and integration. We currently operate the largest electronic toll collection program in the world, E-Z Pass New York. Within Motor Vehicle Services, we assist states in the processing of fuel tax and registration revenues. We process more than 25% of state-issued operating credentials and support the operations of more than 30% of the motor carriers operating in the United States. Within Commercial Vehicle Operations we offer a nationwide network that electronically checks safety credentials and weighs trucks at highway speed, granting participating truckers authorization to bypass open weigh stations and ports-of-entry without stopping.

Municipal Services

We serve large cities and counties in the United States by focusing on revenue-generating transactions that involve interfacing with citizens. These services are focused in two areas: parking management and violations processing; and photo enforcement. For our violations processing clients, we provide complete management, technical and operational support throughout the entire timeline of a violation, from issuance to final disposition. In photo enforcement, we use cameras to photograph traffic violations and identify the registered owner of the vehicle so that the citation can be mailed.

Information Technology Outsourcing

We are a leading provider of full-service IT outsourcing services to cities and counties throughout the United States. We also provide justice information systems for state and municipal courts, finance and tax systems for local governments, and application outsourcing services, homeland security, and e-government solutions for state and local customers.

Commercial

Within the commercial sector, which comprises 33% of our fiscal year 2002 revenues, we provide our clients with business process outsourcing, technology outsourcing and systems integration services.

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

Our commercial business process outsourcing practice is focused in four major categories: claims processing, finance and accounting, loan processing, and document processing. We provide healthcare claims processing for many of the top healthcare payers in the United States. Within finance and accounting we provide revenue/invoicing accounting, disbursement processing, expense reporting, procurement, payroll, cash management, and other services associated with finance and accounting that are transaction-intensive. We handle loan processing services such as collections, account reconciliations and borrower correspondence for third-party student loan programs. We handle the processing and storage of documents for banks, mortgage companies and other corporations that desire electronic access and storage of their documents.

We receive client information in all media formats such as over the web, EDI, fax, voice, paper, microfilm, computer tape, optical disk, or CD ROM. Information is typically digitized upon receipt and sent through our proprietary workflow software, which is tailored to our clients’ process requirements. Utilizing satellite technology, we have developed expertise in transmitting data around the world to our international workforce. We have approximately 8,500 full-time equivalent employees in Mexico; Guatemala; Ghana, West Africa; Jamaica; the Dominican Republic, and Barcelona, Spain that support our commercial business process outsourcing services. A majority of our business process outsourcing workforce is compensated using performance-based metrics, and as a result, varies with our clients’ transaction volumes.

During fiscal year 2002, we acquired AFSA Data Corporation (“AFSA”) from FleetBoston Financial Corporation. AFSA had been performing loan servicing to the Department of Education’s Direct Student Loan program as our subcontractor since 1994. In addition, AFSA provides loan servicing to the third-party student loan market.

Technology Outsourcing

We offer a complete range of technology outsourcing solutions to commercial businesses desiring to improve the performance of their information technology organizations. Our technology outsourcing solutions include the delivery of information processing services on a remote basis from host data centers that provide processing capacity, network management and desktop support. Information processing services include mainframe, mid-range, desktop, network, and web-hosting solutions.

We provide our technology outsourcing solutions through an extensive data center network, which is comprised of three host data centers and ten remote data centers. Our data centers and clients are connected via an extensive telecommunications network. We monitor and maintain local and wide area networks on a seven-day, 24–hour basis and provide shared hub satellite transmission service as an alternative to multi-drop and point-to-point hard line telecommunications networks.

Our target market for technology outsourcing services consists of medium-to-large-sized commercial organizations with time-critical, transaction-intensive information processing needs. We typically provide our technology outsourcing services pursuant to multi-year contracts, which are normally priced on a resource utilization basis. Resources utilized include processing time, the number of desktops managed, professional services, data storage and retrieval utilization, and output media utilized.

Systems Integration Services

Our systems integration services include application development and implementation, applications outsourcing, technical support and training, as well as network design and installation services. Our systems integration services include the development of web-based applications and web-enablement of information technology assets, allowing our clients to conduct business with their customers and business partners via the Internet. We also provide systems integration services to clients who are deploying client/server architectures, advanced networks and outsourcing legacy applications maintenance. We believe our ability to deliver high-level skill sets and proven methodologies across a variety of technologies enhances our ability to help clients and prospects deal with technological change. Due to the nature of the work, we generally offer our systems integration services on a time and materials basis to a changing client base under short-term contractual arrangements.

Federal Government

Within the federal government sector, we provide business process outsourcing and systems integration services. Approximately 26% of our revenues are derived from contracts and subcontracts with federal government agencies. Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency (“DCAA”). These audits may result in non-reimbursement of some contract costs and fees. To date, we have experienced no material adjustments as a result of audits by the DCAA. The DCAA has completed audits of the Company’s federal contracts through fiscal year 1999 for a majority of the federal government contracts.

Business Process Outsourcing

Our federal business process outsourcing services consist primarily of loan servicing and human resource services for federal agencies. Our loan services generally include billing, lock-box payment processing, related accounting and reconciliation, and client service call center and web-site operations. In addition to the Department of Education contract discussed below, we have contracts with the Small Business Administration, Housing and Urban Development, and Ginnie Mae.

Our largest contract for loan services is with the Department of Education, for which we service student loans under the Department of Education’s Direct Student Loan program administered by its Office of Federal Student Aid (“FSA”). Under this contract, we currently provide loan servicing to over 5.7 million borrowers, or over 16.2 million loans with an aggregate value of $78 billion. During fiscal year 2002, revenue from this contract was approximately $161 million, or 5% of consolidated revenues. This contract was scheduled to run through September 30, 2003. In November 2001, the Department extended the contract term through September 30, 2006, with an option for further extension through September 30, 2007. This contract extension was to ensure that the Department’s current program and systems modernization initiative remains on schedule and to minimize cost and disruption to the program. In December 2001, Sallie Mae challenged the Department’s sole-source extension in a protest filed with the Department. The FSA took the position that the Sallie Mae protest was without merit and that the contract extension was lawful. In July 2002, the Department’s deciding official sustained the protest, concluding that further market research was needed to support the sole-source extension of our contract. However, the deciding official declined to rescind our contract extension and directed the FSA to analyze its direct loan servicing needs and procure the services in compliance with law. The deciding official’s decision stated that the Department could make a sole-source award to ACS if legally and factually justified. We have been advised that the FSA intends to provide the appropriate support for the contract extension. In any case, we expect that the FSA will have broad discretion in how it chooses to comply with any further decisions in this matter and it could, among other things, elect to modify the contract extension term or conduct a competitive bid process. We believe we would be positioned very favorably in any competitive bid process as a result of our strong relationship with the Department. However, there can be no assurance that the contract extension granted in 2001 will be sustained or that we would be awarded an extension in any competitive bid process.

Systems Integration Services

We provide applications development, applications outsourcing, network implementation and maintenance, desktop services, technical staff support, and training under long-term contracts to the Department of Defense and civilian agencies, who generally either contract directly with us or through the General Services Administration for these services. The General Services Administration performs the procurement function for many civilian and Department of Defense agencies. Approximately 28% of these services for fiscal year 2002 were provided pursuant to twelve contracts with the General Services Administration. We also provide our services directly to a variety of civilian agencies such as the Departments of Labor, Treasury, Transportation and Energy, as well as NASA, FAA, the U.S. Postal Service, and the Federal Energy Regulatory Commission. In addition to the above services, we provide command and control, communications, computer and intelligence, surveillance, and reconnaissance (C4 and ISR) systems integration services to a variety of Department of Defense agencies such as Air Force Materiel Command, the U.S. Unified Commands, and the National Security Agency. We generally price these services on a time and materials basis.

Revenues

Our revenues by service line over the past five years are shown in the following table (in thousands):

	Year ended June 30,

	2002	2001	2000	1999	1998

Business process outsourcing	$1,942,865	$974,244	$948,010	$696,976	$468,175
Systems integration services	678,804	648,244	604,841	570,168	390,221
Technology outsourcing	441,249	441,071	409,691	375,072	330,727

Total	$3,062,918	$2,063,559	$1,962,542	$1,642,216	$1,189,123

Our systems integration services include application development and implementation, applications outsourcing, technical support and training, as well as network design and installation services. Technology outsourcing services include the delivery of information processing services on a remote basis from host data centers that provide customer application processing capacity and related services and network management.

Client Base

We achieve growth in our client base through internal marketing and acquisitions of other business process and information technology services companies. We have a diverse client base. Within the state and local government segment, our clients include a wide variety of state governments, municipal governments and agencies for each group. Within the commercial segment, we serve all of the major vertical markets that spend heavily on technology including the healthcare, retail, transportation and financial industries. Within the federal government segment, our clients are divided between the Department of Defense agencies and the civilian agencies. Clients may be lost due to merger, business failure, or conversion to a competing processor or to an in-house system. Our business with federal government clients is subject to various risks, including the reduction or modification of contracts due to changing government needs and requirements. Government contracts, by their terms, generally can be terminated for convenience by the government, which means that the government may terminate the contract at any time, without cause, and in certain instances we would be entitled to receive compensation only for the services provided or stranded asset costs incurred at the time of termination.

Approximately 90%, 89% and 88% of our revenues for fiscal years 2002, 2001 and 2000, respectively, were recurring. We define recurring revenues as revenues derived from services that are used by our clients each year in connection with their ongoing businesses, and accordingly, exclude conversion and deconversion fees, software license fees, short-term contract programming engagements, product installation fees, and hardware sales.

Our five largest clients accounted for approximately 14%, 18% and 18% of our fiscal years 2002, 2001 and 2000 revenues, respectively. Our largest client represents 5% of our consolidated revenues. In addition, over 99% of our consolidated revenues are derived from domestic clients.

Competition

The markets for our services are intensely competitive and highly fragmented. The most significant competitive factors are the reliability and quality of services, technical competence and the price of our services.

We compete successfully in the state and local market by offering a full range of outsourcing services and by leveraging our technical skills and infrastructure to achieve economies of scale. Competition in the state and local market is fragmented by line of services and we are a leading provider in these areas. Competition for our state healthcare services, municipal services and IT outsourcing is primarily Electronic Data Systems, Inc. (EDS). Competition for our welfare and workforce services is primarily Maximus. In child and family services, our primary competitors are Tier Technologies, Citibank and Bank One. Competition for our electronic toll collection services is primarily Transcore. In addition, there are numerous local competitors that we face in our state and local segment.

We believe we compete successfully in the commercial market by offering technology outsourcing services that leverage our data center infrastructure, value added business process outsourcing services which leverage our technical skills, proprietary workflow software, offshore workforce, and economies of scale. The competition for our commercial technology outsourcing services include EDS, Computer Sciences Corp. (CSC), IBM, CGI, Perot Systems, Siemens, and in-house departments performing the function we are seeking to outsource. We may be required to purchase technology assets from prospective clients or to provide financial assistance to prospective clients in order to obtain their contracts. Many of our competitors have substantially greater resources and thus, may have a greater ability to obtain client contracts where sizable asset purchases or investments are required. To maintain competitive prices, we operate with efficient and low overhead and maintain a significant client base and account/transaction base to achieve sufficient economies of scale. The competition for our commercial business process outsourcing services is EDS and Accenture, as well as clients’ in-house departments currently performing the function that they are seeking to outsource. Other niche competitors for commercial business process outsourcing services include Exult, Sourcecorp, Inc., and Sallie Mae.

In the federal government market, we actively compete with small specialized firms as well as with large competitors with a wider range of systems integration services. We believe that the key competitive factors in obtaining and retaining clients include the ability to understand project requirements, deliver appropriate skill sets in a timely manner and price services effectively. We must also compete for qualified personnel through competitive wages and by maintaining a consistent demand for the skills recruited. Our competition in the federal government market includes EDS, CSC, Science Applications International Corporation, Lockheed Martin, and numerous other government contractors.

In the future, competition could emerge from large computer hardware providers as they shift their business strategy from hardware to both services and hardware. Competition could also emerge from European service providers seeking to expand into North America, and from large consulting companies seeking operations outsourcing opportunities. We are also beginning to see the convergence of technology outsourcing and business process outsourcing. We believe that vendors who have the infrastructure and capabilities to provide both services will benefit the greatest from this emerging trend.

Sales and Marketing

We market our services through subject matter experts and field sales forces located throughout the United States. In order to enhance our sales and marketing efforts, we seek to hire sales representatives who have significant technical and subject matter expertise in the industries to which they will be marketing. Many of our existing subject matter experts have served in the industries in which they are servicing. Our sales forces are focused on specific service offerings or vertical markets, allowing our representatives to keep abreast of technology and industry developments.

Employees

We believe that our success depends on our continuing ability to attract and retain skilled technical, marketing and management personnel. As of June 30, 2002, we had approximately 36,200 full-time equivalent employees, including approximately 27,600 employed domestically, with the balance employed in our international operations. Of the domestic employees, approximately 300 are represented by a union. Approximately 1,700 of our international full-time equivalent employees are represented by unions, primarily in Mexico. We have had no work stoppages or strikes by our employees. Management considers its relations with employees and union officials to be good.

As of June 30, 2002, approximately 19,700 full-time equivalent employees provide business process, technology outsourcing and systems integration services to our commercial clients, approximately 10,700 full-time equivalent employees provide business process outsourcing services to our state and local government clients and approximately 5,800 full-time equivalent employees provide business process outsourcing and systems integration services to our federal government clients. Approximately 1,900 of our employees have federal government security clearances.

Item 2. Properties

As of June 30, 2002, we have approximately 379 locations in the United States and 17 locations in nine other countries. Approximately 1.2 million square feet is owned and approximately 4.4 million square feet is leased. In addition, our employees are in numerous client locations where we neither own nor lease the occupied space. The leases expire from calendar years 2002 to 2018 and we do not anticipate any significant difficulty in obtaining lease renewals or alternate space. Our executive offices are located in Dallas, Texas at a company-owned facility of approximately 630,000 square feet, which also houses a host data center and other operations. We believe that our current facilities are suitable and adequate for our business.

Item 3. Legal Proceedings

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by 21 former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, “GSA/FTSA”). The GSA/FTSA employees alleged that they were entitled to the value of 803,082 shares of our stock (adjusted for February 2002 stock split) pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former technology outsourcing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which includes attorneys’ fees and pre-judgment interest, but excludes additional attorneys’ fees of approximately $0.9 million and post-judgment interest at the statutorily mandated rate of 10% per annum, which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. The judgment was appealed by the plaintiffs and us.

On August 29, 2002, the Fourteenth Court of Appeals, Houston, Texas, reversed the trial court’s judgment and remanded the case to the trial court for further proceedings. However, the court of appeals affirmed the trial court judgment in part as to one of the plaintiffs. The court of appeals also held that the trial court did not err in dismissing certain of our affirmative defenses at a pretrial conference. We intend to file a motion for rehearing with the court of appeals in September 2002, and, if necessary, to file an appeal with the Texas Supreme Court. We expect the plaintiffs to file such motions and appeals as well. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs’ claims, and accordingly, have not accrued any amount on our balance sheet related to the lawsuit. We would be subject to a material charge if the Texas Supreme Court upon appeal were to reverse the decision of the court of appeals and affirm the trial court judgment.

Item 4. Submission of Matters to a Vote of Security Holders

During the fiscal fourth quarter covered by this report, no matter was submitted to a vote of our security holders.

PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters

Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ACS.” The following table sets forth the high and low sales prices of our Class A common stock for the last two fiscal years as reported on NYSE. All share and per share information is presented giving effect to the two-for-one stock split of our Class A and Class B common shares that occurred February 22, 2002.

Fiscal year ended June 30, 2002	High	Low

First Quarter	$43.70	$35.10
Second Quarter	53.62	39.25
Third Quarter	57.05	43.75
Fourth Quarter	56.65	44.30

Fiscal year ended June 30, 2001	High	Low

First Quarter	$25.66	$16.31
Second Quarter	31.31	23.25
Third Quarter	34.30	26.81
Fourth Quarter	38.84	29.75

On September 16, 2002, the last reported sales price of our Class A common stock as reported on the New York Stock Exchange was $46.22 per share.

Except for the cash dividends paid by ACS Government Solutions Group, Inc. prior to its becoming part of our company by a December 1997 merger, we have not paid any cash dividends to date on our common stock. We intend to continue to retain earnings for use in the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Under the terms of our unsecured revolving credit agreement we are prohibited from paying cash dividends in any fiscal year in a total amount that would exceed 50% of our net income for the preceding fiscal year. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. All share and per share information is presented giving effect to the two-for-one stock split of our Class A and Class B common shares that occurred February 22, 2002 (in thousands, except per share amounts).

	As of and for the year ended June 30,

	2002	2001	2000		1999	1998

Results of Operations Data:
Revenues	$3,062,918	$2,063,559	$1,962,542		$1,642,216	$1,189,123
Net income(4)	$229,596	$134,292	$109,312	(1)	$86,230	$54,422	(3)
Earnings per common share - basic	$1.94	$1.35	$1.11	(1)	$.88	$.57	(3)
Earnings per common share - assuming dilution	$1.76	$1.23	$1.03	(1)	$.83	$.56	(3)
Weighted average shares outstanding - basic	118,646	99,758	98,487		97,678	95,198
Weighted average shares outstanding assuming dilution	137,464	116,456	111,613		111,336	100,974
Balance Sheet Data:
Working capital	$388,576	$528,563	$413,632	(2)	$194,226	$198,118
Total assets	$3,403,567	$1,891,687	$1,656,446		$1,223,600	$949,798
Total long-term debt (less current portion)	$708,233	$649,313	$525,619		$349,106	$234,848
Stockholders’ equity	$2,095,420	$885,515	$711,377		$607,421	$503,670

(1)	Net income for fiscal year 2000 includes $1.1 million, or $.01 per share, of net non-operating gains resulting from divestiture and restructuring activities.

(2)	Working capital at June 30, 2000 included $180.3 million of receivables from the divestiture of business units prior to June 30, 2000, and $43.4 million of net assets held-for-sale from business units to be divested subsequent to June 30, 2000.

(3)	Net income for fiscal year 1998 included $13.0 million ($8.9 million net of tax), or $.09 per basic and diluted share, of merger costs we incurred in connection with the December 1997 Government Solutions Group merger.

(4)	We adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) effective July 1, 2001. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of the adoption of SFAS 142 on our fiscal 2002 results.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

All statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of Private Securities Litigation Reform Act of 1995). While management has based any forward-looking statements contained herein on its current expectations, the information on which such expectations were based may change. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of risks, uncertainties, and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. Such risks, uncertainties, and other factors include, but are not necessarily limited to, those set forth under the caption “Risks Related to our Business.” In addition, we operate in a highly and rapidly changing environment, and new risks may arise. Accordingly, investors should not place any reliance on forward-looking statements as a prediction of actual results. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

General

We derive our revenues from delivering comprehensive business process outsourcing and information technology outsourcing solutions as well as system integration services to commercial, state and local, and federal government clients. A substantial portion of our revenues is derived from recurring monthly charges to our customers under service contracts with initial terms that vary from one to ten years. For the fiscal year ended June 30, 2002, approximately 90% of our revenues were recurring. We define recurring revenues as revenues derived from services that are used by our clients each year in connection with their ongoing businesses, and accordingly, exclude conversion and deconversion fees, software license fees, short-term contract programming engagements, product installation fees, and hardware sales. Since the inception of our company, we have purchased several information technology services and business process outsourcing companies, resulting in geographic expansion, growth and diversification of our client base, expansion of services offered, and increased economies of scale. Approximately 58% of the increase in our revenues since fiscal year 1995 is attributable to these acquisitions.

Significant Developments — Fiscal Year 2002

During fiscal 2002, we signed significant new contracts with new clients and incremental business with existing clients representing $554 million of annual recurring new revenue. We acquired eight companies in fiscal year 2002, two of which serve our state and local segment, four of which serve our commercial segment, one of which serves our federal segment, and AFSA, which serves all three segments. All share and per share information is presented giving effect to the two-for-one stock split of our Class A and Class B common shares that occurred February 22, 2002.

In August 2001, we acquired IMS, now known as ACS State and Local Solutions, a wholly-owned subsidiary of Lockheed Martin Corporation for $825 million plus transaction costs. ACS State and Local Solutions, with its principal offices located in Washington, D.C. and approximately 4,800 employees primarily throughout the United States, provides services to state and local government agencies in child support enforcement, welfare and workforce services, child care management, electronic toll collection, and other intelligent transportation services involving the trucking industry, photo enforcement of red-light and speeding violations, parking management, and information technology outsourcing. ACS State and Local Solutions’ operating results are included in our financial statements from the effective date of the acquisition, August 1, 2001.

In August 2001, we acquired the business process outsourcing services unit of National Processing Company (“NPC”). NPC provides healthcare claims processing, credit card application processing, and airline lift ticket processing. As part of the transaction, we acquired all of NPC’s offshore operations in Jamaica, the Dominican Republic, Barbados and a majority of NPC’s Mexican operations. The transaction value was $43 million plus related transaction costs. NPC’s operating results are included in our financial statements from the effective date of the acquisition, August 1, 2001.

On October 10, 2001, we completed our offering of 18.4 million shares of our Class A common stock (adjusted for stock split). The shares were issued at $40.50 per share yielding proceeds of $714.3 million (net of underwriters’ fees and other costs), which were used to repay the $550 million 18-month interim credit facility incurred to fund the IMS acquisition and a portion of the amount outstanding under our revolving credit facility.

In December 2001, we received an extension of our contract with the Department of Education for its Direct Student Loan program, our largest contract, through September 2006, with an option for extension through September 2007. This extension has been protested by Sallie Mae, and their protest was upheld although our contract extension was not rescinded. (See Item 1. Business. Federal Government. Business Process Outsourcing for further discussion of this contract.)

In February 2002, we completed a two-for-one stock split of our outstanding Class A common stock and Class B common stock implemented in the form of a 100% stock dividend (“Stock Split”). Each holder of record of our Class A common stock and Class B common stock as of the close of business on February 15, 2002 received an additional share of such stock held by them at that time.

On March 15, 2002, we completed the redemption of our 4% Convertible Subordinated Notes due March 15, 2005 (the “4% Notes”). Holders of all of the outstanding 4% Notes converted their 4% Notes to shares of our Class A common stock in accordance with Article XII of the Indenture dated as of March 20, 1998 between ACS and U.S. Trust Company of Texas, N.A., as trustee prior to the March 15, 2002 redemption date. As a result of such conversions, approximately 10.8 million shares of our Class A common stock were issued to such holders.

In the third quarter of fiscal 2002, we recorded a $7.4 million write-down in other non-operating expense, associated with a write-down of a cost-basis investment to its estimated realizable value. Included in tax expense in the third quarter of fiscal 2002 is a one-time tax benefit of approximately $4.3 million resulting primarily from recently enacted federal income tax rules that provide for a larger tax deduction associated with our June 2000 divestitures and deferred tax adjustments to reflect realization of tax deductions for which their probability is no longer uncertain.

In May 2002, we acquired the finance and accounting business process outsourcing unit of Andersen Worldwide (“Andersen”). Included in this acquisition are contracts with General Motors (“GM”) and the University of Phoenix (“the University”). Under a new 10-year agreement with GM, we will provide transactional accounting services such as payroll processing, disbursement processing, dealer accounting, accounts receivable processing, lease and subsidiary accounting, and expense reporting in the United States and Europe. Under the arrangement with the University, we will provide student financial aid business process outsourcing services to the University including federal eligibility determinations, loan and grant processing, and disbursement of student aid as well as other support services related to student financial aid processing. The transaction was valued at approximately $65 million plus related transaction costs. Andersen’s operating results are included in our financial statements from the effective date of the acquisition, May 1, 2002 for the domestic operations, and June 1, 2002 for the foreign operations.

In June 2002, we acquired AFSA, a subsidiary of FleetBoston Financial Corporation, for approximately $410 million plus related transaction costs. AFSA is the nation’s largest educational services company, servicing a student loan portfolio of 8.1 million borrowers with outstanding loans of approximately $85 billion. Additionally, AFSA is a leading business process outsourcer for federal, state, and local governments for a variety of health and human services programs, including Medicare, Medicaid, children’s health insurance programs (CHIP), and welfare-to-workforce services. AFSA’s operating results are included in our financial statements from the effective date of the acquisition, June 1, 2002.

Significant Developments — Fiscal Year 2001

During fiscal year 2001, we signed new contracts with new clients and incremental business with existing clients totaling $345 million of annual recurring new revenue. We also acquired five companies, three of which serve our state and local government segment and two of which serve our commercial segment.

During the first quarter of fiscal year 2001, we recorded a $12.8 million gain in other non-operating income related to the sale of a non-strategic minority investment in ACS Merchant Services, Inc. Also during the quarter, we recorded a $10.4 million charge in connection with the termination of certain hardware leases and disaster recovery contracts (reflected in rent, lease and maintenance expense) and a $2.1 million charge for non-recurring litigation costs and the write-down of property held-for-sale (reflected in other operating expense).

In the third quarter of fiscal year 2001, we sold a new issue of $317 million of 3.5% Convertible Subordinated Notes due February 15, 2006 (the “3.5% Notes”). The 3.5% Notes are convertible at any time prior to the maturity date, unless redeemed or repurchased, into our Class A common stock at a conversion rate of 23.0234 shares of Class A common stock for each $1,000 principal amount of 3.5% Notes (equivalent to a conversion price of $43.44 per share of Class A common stock), subject to adjustments in certain events. The 3.5% Notes may be redeemed at our option on or after February 18, 2004, in whole or in part, at the redemption prices set forth in the 3.5% Notes.

Significant Developments — Fiscal Year 2000

During fiscal year 2000, we signed new contracts with new clients and incremental business with existing clients of $232 million of annual recurring revenue. During fiscal year 2000, we acquired three companies, two serving our commercial segment and one serving the federal government segment. All of these acquisition transactions expanded our existing market expertise.

In the second quarter of fiscal 2000, we recorded a $3.0 million pretax charge in connection with the consolidation of certain business process outsourcing operations. These expenses include approximately $2.6 million related to duplicate software and production facilities (reflected in rent, lease and maintenance expense), $0.2 million of unamortized leasehold improvements and write-offs of excess equipment (reflected in depreciation and amortization expense), and $0.2 million for severance payments for reductions in staff (reflected in wages and benefits expense).

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

During the fourth quarter of fiscal year 2000, we initiated a formal plan to divest the commercial staffing business and two other smaller business units. As a result, we recorded a $43.9 million pretax impairment charge for goodwill associated with the commercial staffing business, and the net assets were reclassified into the balance sheet caption “Net Assets Held for Sale.” Subsequently, the sale of these units was completed in the first quarter of fiscal year 2001 with proceeds of approximately $47.0 million. We recorded other non-recurring pretax charges of approximately $23.7 million related to the impairment of certain other intangibles, primarily customer relationship, charges associated with loss contracts, a contractual dispute with a client, non-recurring litigation, and severance. At June 30, 2000, we recorded a $4.4 million pretax impairment charge for software and other intangibles associated with two other smaller businesses.

Results of Operations

The following table sets forth certain items from our Consolidated Statements of Income expressed as a percentage of revenues and includes the non-recurring charges mentioned previously in “Significant Developments”:

	Percentage of Revenues
	Year ended June 30,

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Wages and benefits	44.1	43.8	43.5
Services and supplies	29.0	29.0	31.0
Rent, lease and maintenance	9.1	10.8	10.5
Depreciation and amortization	3.6	4.5	4.3
Impairment charges	—	—	2.9
Other operating expenses	1.1	0.9	1.5

Total operating expenses	86.9	89.0	93.7

Operating income	13.1	11.0	6.3

Interest expense	1.0	1.2	1.2
Net gain from divestitures	—	—	(4.4)
Other non-operating income, net	0.3	(1.0)	(0.5)

Pretax profit	11.8	10.8	10.0
Income tax expense	4.3	4.2	4.4

Net income	7.5%	6.6%	5.6%

Comparison of Fiscal 2002 to Fiscal 2001

Revenues
Revenues increased $1.0 billion, or 48%, to $3.1 billion from $2.1 billion in fiscal years 2002 and 2001, respectively. Internal growth for fiscal year 2002 was 14%, and growth from acquisitions was 34%. Revenues in our state and local government segment increased $891.6 million to $1.2 billion in fiscal 2002 from $351.2 million in fiscal 2001. Internal revenue growth was 64% due primarily to increased revenue in new and existing contracts in Georgia, Mississippi, and Florida, and increased revenues from transportation systems and services and welfare and workforce services contracts. Acquisition growth is primarily due to the IMS acquisition in early fiscal 2002 (see Significant Developments – Fiscal 2002). Excluding revenues from units whose divestitures were completed in fiscal year 2001 of $37.3 million (see Significant Developments – Fiscal 2001), revenues in our commercial segment increased $81.4 million, or approximately 9% with 8% from acquisitions and 1% from internal growth. Acquisition growth in our commercial segment was related to the AFSA, Andersen and NPC acquisitions in fiscal 2002 (see Significant Developments – 2002). Revenues in our federal government segment increased $63.7 million, or approximately 9%, primarily due to internal growth related to increases in new and existing defense and desktop services contracts as well as the Department of Education.

Operating expenses
As a percentage of revenue, operating expenses decreased 0.5% to 86.9% in fiscal year 2002 from 87.4% in fiscal year 2001. Operating expenses increased $822.5 million to $2.7 billion in fiscal year 2002. Excluding the effect of non-recurring charges of $12.5 million (see Significant Developments – Fiscal 2001) and the application of SFAS 142 (see New Accounting Standards), operating expenses increased $859.5 million, or 48%, to $2.7 billion in fiscal 2002.

Wages and benefits increased $445.4 million, or 49%. As a percentage of revenues, wages and benefits increased 0.3% to 44.1% in fiscal year 2002 from 43.8% in fiscal year 2001 due to increased business process outsourcing services in our revenue mix. BPO services have a higher component of wages and benefits than traditional outsourcing. BPO services accounted for approximately 63% of our fiscal year 2002 revenues.

Services and supplies increased $289.7 million, or 48%, and remained constant as a percentage of revenue.

Rent, lease and maintenance expense increased $54.9 million to $278.6 million in fiscal 2002. Excluding the effect of non-recurring charges (see Significant Developments – Fiscal 2001), rent, lease and maintenance increased $65.3 million. As a percentage of revenue, rent, lease and maintenance decreased 1.2% due to increased revenue from BPO services in our revenue mix which has a lower component of rent, lease and maintenance.

After adjusting for the application of SFAS 142, depreciation and amortization increased $41.3 million or 0.2% as a percentage of revenue due to increased amortization of intangible assets. Goodwill amortization was $24.5 million, or 1.2% of revenue, in 2001. No goodwill amortization was recorded in fiscal year 2002 (see New Accounting Standards).

Other operating expenses increased $15.6 million to $34.6 million in fiscal 2002. Excluding the effect of non-recurring charges (see Significant Developments – Fiscal 2001), other operating expenses increased $17.7 million, or 105%. As a percentage of revenue other operating expenses increased 0.3% due to increased marketing efforts and legal expenses in fiscal year 2002.

Operating Margins
Excluding the effect of non-recurring charges of $12.5 million (see Significant Developments – Fiscal 2001) and the application of SFAS 142, our operating margins increased 0.5% to 13.1% in fiscal year 2002 due to the items discussed above.

Interest Expense
Interest expense increased $6.9 million due primarily to the full year impact of our new issue 3.5% Notes offset by a decrease in interest expense on the 4% Notes that were converted in the third quarter of fiscal year 2002 (see Significant Developments – Fiscal 2002).

Other non-operating (income) expense
Other non-operating expense in fiscal 2002 includes a $7.4 million write-down of a cost basis investment, a $2.3 million loss on the sale of business unit, and a $1.0 million loss on a long-term investment we received in the December 1998 acquisition of BRC Holdings, Inc. Other non-operating income in fiscal 2001 consisted of a non-recurring gain on sale of an investment (see Significant Developments – Fiscal 2001) and a gain on a note receivable. Excluding these items, other non-operating income decreased $5.1 million due to a decrease in interest income as a result of the use of excess cash held at June 30, 2001 to fund in part the IMS acquisition in early fiscal 2002.

Tax Expense
Tax expense in fiscal year 2002 includes a one-time tax benefit of $4.3 million (see Significant Developments – Fiscal 2002). Excluding this benefit, our effective tax rate of approximately 37.5% exceeded the federal statutory rate of 35% due primarily to the net effect of state income taxes. Our effective tax rate decreased 1.75% from 39.25% in fiscal 2001 due to the application of SFAS 142.

Comparison of Fiscal 2001 to Fiscal 2000

Revenues
Revenues for fiscal year 2001 were $2.1 billion, compared to approximately $2.0 billion in fiscal year 2000. Excluding revenues from divested units of $37.3 million and $313.3 million in fiscal years 2001 and 2000, respectively, revenues increased $377.1 million, or 23%, from $1.65 billion to $2.03 billion. Internal growth for fiscal year 2001 was 14%, and the remainder was related to acquisitions. Revenues in our commercial segment, excluding the fiscal year 2000 divestitures, rose 17%, or $135.9 million, primarily due to growth from new and existing business process outsourcing and technology outsourcing contracts. Revenue in our state and local government segment increased $111.3 million, or 46%, primarily due to new contracts in state Medicaid and welfare benefit program management. Revenues from our federal segment increased $129.8 million, or 21%, due to the full year impact of the acquisition of Intellisource in the fourth quarter of fiscal year 2000 and growth in our Department of Education contract.

Operating Expenses
Total operating expenses for fiscal years 2001 and 2000 were $1.8 billion. Excluding the non-recurring charges of $12.5 million (see Significant Developments – Fiscal Year 2001) and $75.0 million (see Significant Developments – Fiscal Year 2000) in fiscal years 2001 and 2000, respectively, total operating expenses increased $63.2 million, or 3.6%, to $1.8 billion due to our growth in new business.

As a percentage of revenues, wages and benefits increased from 43.5% to 43.8% primarily as a result of the fiscal year 2000 divestitures, which had a smaller component of wages and benefits. In addition, the growth of our business process outsourcing services, which has a higher labor component, increased this percentage.

Services and supplies decreased as a percentage of revenues from 31.0% to 29.0% as a result of the divestiture of the ATM processing business, which had a large component of interchange fees paid to ATM distributors.

Rent, lease and maintenance expense was $224 million in fiscal year 2001 compared to $206 million in fiscal year 2000. However, excluding the non-recurring items in fiscal year 2001, rent, lease and maintenance remained relatively constant as a percentage of revenues at 10.3% and 10.5% in fiscal years 2001 and 2000, respectively.

Other operating expenses decreased to $19.1 million in fiscal year 2001 compared to $28.9 million in fiscal year 2000. However, excluding non-recurring items, other operating expenses decreased from 1.1% to 0.8% as a percentage of revenues due to legal and other expenses recorded in June 2000.

Operating Margins
Excluding the effect of non-recurring charges (see Significant Developments – Fiscal Year 2001 and 2000), our operating margins increased to 11.5% in fiscal year 2001 from 10.1% in fiscal year 2000 due to the divestiture of the ATM processing business, which had lower operating margins than technology outsourcing and business process outsourcing services. Goodwill amortization expense for fiscal years 2001 and 2000 is included in the calculation of operating expense and operating margins.

Interest Expense
Interest expense remained constant at approximately $24 million, or 1.2% of revenue, in fiscal years 2001 and 2000.

Other Non-operating (Income) Expense, net
In fiscal year 2001, other non-operating income, net includes a non-recurring gain of $12.8 million related to the sale of an investment (see Significant Developments – Fiscal Year 2001). Net gain from divestitures represents an $85.8 million gain in fiscal year 2000 as a result of the divestiture program completed in early fiscal year 2001 (see Significant Developments – Fiscal Year 2000).

Tax Expense
Our effective tax rate of approximately 39.25% in fiscal year 2001 exceeded the federal statutory rate of 35% due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

Liquidity and Capital Resources

We finance our business through cash flows from operations and the issuance of debt and equity. One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities.

During the twelve months ended June 30, 2002, we generated approximately $372 million in cash flow from operations versus the fiscal year 2001 amount of approximately $142 million. Free cash flow, defined as cash provided (used) by operating activities less property, equipment and purchased software additions, was approximately $228 million for fiscal year 2002 versus approximately $43 million for fiscal year 2001. Fiscal year 2001 cash flow from operations was adversely impacted by the payments of approximately $50 million in income taxes related to the net gain from our divestiture activity in June 2000 and approximately $10 million of non-recurring lease termination charges. After adjusting for these items, cash flow from operations and free cash flow increased 84% and 121%, respectively. During fiscal year 2002 versus fiscal year 2001, our operating cash flow was enhanced by current year net income that increased from $134 million in fiscal year 2001 to $230 million in fiscal year 2002, a 71% increase.

During the fiscal year 2002, we used $1.6 billion in investing activities. Investing activities included the purchase of property, equipment and software, net, which increased from approximately $99 million in fiscal year 2001 to approximately $144 million in fiscal year 2002. Our capital expenditures remain at less than 5% of total revenues, which we believe is adequate to support our growing business and to meet contractual requirements. We expended over $1.4 billion in cash for acquisitions, primarily for IMS and NPC in August 2001 (approximately $825 million and $43 million, respectively, plus related transaction costs), Andersen in May 2002 (approximately $65 million plus related transaction costs), and AFSA in June 2002 (approximately $410 million plus related transaction costs).

During fiscal year 2002, approximately $1.0 billion was provided by financing activities. We financed the IMS acquisition through a combination of a $550 million 18-month interim credit facility, available cash on hand, and borrowings under our existing credit facility. This interim credit facility was repaid in October 2001 with proceeds from an equity offering of 18.4 million shares of our Class A common stock at $40.50 per share, that raised $714.3 million, net of transaction costs. We used borrowings under our existing credit facility to purchase NPC and existing cash on hand to purchase Andersen. We secured interim financing in the amount of $375 million for the AFSA acquisition that was supplemented by our revolving credit facility and cash on hand. In September 2002, we entered into a new three and one-half year $875 million credit facility on terms generally similar to our existing credit facility, which was partially used to refinance the AFSA interim facility.

On March 15, 2002, all the outstanding 4% Notes ($229.9 million) were converted to Class A common stock. As the result of such conversions, 10.8 million shares of our Class A common stock were issued to shareholders. This relieved the Company of approximately $2.7 million in interest expense for fiscal year 2002 related to the 4% Notes. In the third quarter of fiscal year 2001, we completed the issuance of $317 million of our 3.5% Notes, which allowed us to repay borrowings from our existing credit facility and to fund current and future acquisitions.

At June 30, 2002, we had $266 million of availability under our $450 million revolving credit facility, after giving effect to outstanding letters of credit of $169 million that secure certain contractual performance and other obligations. These letters of credit reduce the availability of our revolving credit facility. We had $15 million outstanding on our credit facility, which is reflected in long-term debt.

At June 30, 2002, we had cash and cash equivalents totaling $33.8 million compared to $242.5 million at June 30, 2001. The decrease is primarily due to the use of cash for the IMS acquisition and other acquisitions. Included in the cash balances at June 30, 2002 and 2001, are $5.4 million and $4.9 million, respectively, of restricted cash held on behalf of government clients.

Working capital decreased to $388.6 million at June 30, 2002 from $528.6 million at June 30, 2001 primarily due to the decrease in cash and cash equivalents to fund acquisitions. Our current ratio, defined as total current assets divided by total current liabilities, was 1.8 and 2.9, and our debt to capitalization ratio was 25.3% and 42.4% at June 30, 2002 and 2001, respectively.

Certain of our state and local government contracts require we execute surety bonds or letters of credit to ensure that the project is administered and completed as provided for in the contract. Prior to September 11 and the well-documented bankruptcies of several large companies (e.g. Enron, Kmart, and WorldCom), surety bonds were obtainable on relatively favorable terms at minimal pricing. In late 2001, the market for surety bonds changed dramatically with capacity tightening and prices increasing. The long-term outlook of the surety market, while improving, remains unclear. As of June 30, 2002, we have outstanding surety bonds and letters of credit of $316.6 million and $100.9 million, respectively, to secure our performance of contractual obligations with our clients.

Notwithstanding the existing condition of the surety bond market, management believes that we have sufficient liquidity from our cash flow and under our revolving credit facility to meet ongoing business needs and to respond to future requests for proposals from state and local governments.

As of June 30, 2002, we held a minority preferred stock interest in DDH Aviation, Inc. (“DDH”), a corporate airplane brokerage company organized in 1997. DDH has a $48 million line of credit with Citicorp USA, Inc., for which we and our Chairman, in exchange for warrants to acquire additional voting stock, acted as guarantors. In addition, we obtained access to aircraft at favorable rates in consideration of our guaranty. ACS guaranteed up to $11.5 million of the line of credit, and our Chairman guaranteed up to $17.5 million of the line of credit. Subsequent to June 30, 2002, our Chairman assumed in full ACS’ guaranty obligations to Citicorp, and our guaranty to Citicorp was released in full at no cost to us. We have no further contingent liability related to DDH indebtedness.

Our management believes that available cash and cash equivalents, together with cash generated from operations and available borrowings under our revolving credit facility, will provide adequate funds for our anticipated internal growth needs, including working capital expenditures. Our management also believes that cash provided by operations will be sufficient to satisfy all existing debt obligations as they become due. However, we intend to continue our growth through acquisitions and from time to time to engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition and expansion opportunities and how such opportunities will be financed.

Related Party Transactions

In August 2001, we purchased a Challenger 600 aircraft from DDH for a purchase price of $8.5 million, which included interior and exterior refurbishment of the aircraft. As of June 30, 2002, the purchase price for the aircraft was paid in full, and refurbishment was near completion. Subsequent to June 30, 2002, the aircraft was delivered to us.

Disclosures about Contractual Obligations and Commercial Commitments as of June 30, 2002 (in thousands):

		Payments Due by Period

		Less than 1
Contractual Obligations	Total	Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$706,990	$—	$390,000	$316,990	$—
Capital lease obligations	2,281	1,038	1,243	—	—
Operating leases	286,681	74,630	97,601	56,733	57,717
Other long-term obligations	292	292	—	—	—

Total Contractual Cash Obligations	$996,244	$75,960	$488,844	$373,723	$57,717

		Amount of Commitment Expiration per Period

	Total
Other Commercial	Amounts	Less than 1
Commitments	Committed	Year	1-3 Years	4-5 Years	After 5 Years

Standby letters of credit	$169,000	$169,000	$—	$—	$—
Guaranty	11,500	11,500	—	—	—
Surety Bonds	316,622	287,096	25,019	3,007	1,500

Total Commercial Commitments	$497,122	$467,596	$25,019	$3,007	$1,500

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. We base our estimates on historical experience and on various other assumptions or conditions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may result in materially different results under different assumptions and conditions. We believe that the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition. During fiscal year 2001, we adopted Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We recognize revenues when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured. The adoption of SAB 101 did not have a material impact on our results of operations.

Generally, information technology processing revenues are recognized as services are provided to the client. Revenues from annual maintenance contracts are deferred and recognized ratably over the maintenance period. Revenues from hardware sales are recognized upon delivery to the client and when uncertainties regarding customer acceptance have expired.

Revenues for business process outsourcing services are normally determined on the basis of the number of accounts or transactions processed.

In the federal government segment, our contracts are typically cost reimbursable, fixed price, unit price, or time and material contracts. Revenues on cost reimbursable contracts are recognized by applying an estimated factor to costs as incurred, such factor being determined by the contract provisions and prior experience. Revenues on unit-price contracts are recognized at the contractual selling prices of work completed and accepted by the client. Revenues on time and material contracts are recognized at the contractual rates as the labor hours and direct expenses are incurred.

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

The percentage-of-completion methodology involves recognizing revenue using the percentage of services completed, on a current cumulative cost to total cost basis, using a reasonably consistent profit margin over the period. Due to the long-term nature of these contracts, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the contract include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, the impact of delayed performance, and availability and timing of funding from the client. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, and any revisions are charged to income in the period in which the facts that give rise to that revision become known. During the fiscal year ended June 30, 2002, less than 5% of our revenues were derived from percentage-of-completion contracts.

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

The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth. For the IMS, Andersen, and AFSA acquisitions in 2002, we obtained a third- party valuation of the intangible assets. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial results.

Allowance for doubtful accounts. We make estimates of the collectibility of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends, and changes in our customer payment terms and collection trends when evaluating the adequacy of our allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the rules for how companies must account for costs associated with exit or disposal activities. Costs typically associated with exit or disposal activities include one-time employee termination costs, contract cancellation provisions, and relocation costs. SFAS 146 nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We do not believe that SFAS 146 will have a material impact on our future earnings and financial condition.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, SFAS 145 rescinds both Statement of Financial Accounting Standards No. 4 (“SFAS 4”), “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS 4, Statement of Financial Accounting Standards No. 64 (“SFAS 64”), “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. We do not believe SFAS 145 will have a material impact on our future earnings and financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required and if required, how to measure the amount of the impairment. SFAS 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We do not believe SFAS 144 will have a material impact on our future earnings and financial position.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses the accounting and reporting of acquired goodwill and other intangible assets. SFAS 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing of acquired goodwill. Intangible assets will be amortized over their useful economic life and tested for impairment in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Intangible assets with an indefinite useful economic life should not be amortized until the life of the asset is determined to be finite. We adopted SFAS 142 effective July 1, 2001. SFAS 142 has had a significant favorable impact on our fiscal year 2002 financial results through the elimination of goodwill amortization. See Note 6 of the Notes to Consolidated Financial Statements for further discussion of the impact of SFAS 142.

Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that all business combinations be accounted for under the purchase method and defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS 141 applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. We have adopted SFAS 141 effective July 1, 2001. We do not believe SFAS 141 will have a material impact on our future earnings or financial position.

Risks Related to our Business

The risks described below should not be considered to be comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected, and as a result, the trading price of our Class A common stock could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this report, including our Consolidated Financial Statements and the related notes.

Loss of, or reduction of business from, significant clients. The loss of clients and/or the reduction of volumes and services provided to our clients could materially affect our profitability and cash flows. In addition, we incur a high level of fixed costs related to our technology outsourcing and business process outsourcing clients, therefore the loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, thereby reducing our profitability and cash flow.

Termination of a contract by a client or deterioration of the financial condition of a client. We must make significant capital investments in order to attract and retain large outsourcing agreements. The termination of a client contract or the deterioration of the financial condition or prospects of a client has in the past, and may in the future, result in an impairment of the net book value of the assets recorded and a reduction in our earnings.

Competition. We expect to encounter additional competition as we address new markets and new competitors enter our existing markets. If we are forced to lower our pricing or if demand for our services decreases, our business, financial condition, results of operations, and cash flow may be materially and adversely affected. Many of our competitors have greater resources, and they may be able to use their resources to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their products and services. In addition, we must frequently compete with a client’s own internal business process and information technology capabilities, which may constitute a fixed cost for the client.

Difficulties in executing our acquisition strategy. We intend to continue to expand our business through the acquisition of complementary companies. We cannot, however, make any assurances that we will be able to identify any potential acquisition candidates or consummate any additional acquisitions or that any future acquisitions will be successfully integrated or will be advantageous to us. Without additional acquisitions, we are unlikely to maintain historical growth rates.

Rapid technological changes. The markets for our information technology services are subject to rapid technological changes and rapid changes in client requirements. We may be unable to timely and successfully customize products and services that incorporate new technology or to deliver the services and products demanded by the marketplace.

Loss of significant software vendor relationships. Our ability to service our clients depends to a large extent on our use of various software programs that we license from a small number of primary software vendors. If our significant software vendors were to terminate or refuse to renew our contracts with them, we might not be able to replace the related software programs and would be unable to serve our clients, which could have a material adverse effect on our revenues and profitability.

Exercise of commercial contract termination provisions. Some of our commercial contracts with our clients permit termination in the event our performance is not consistent with service levels specified in those contracts, or provide for credits to our clients for failure to meet service levels. In addition, if clients are not satisfied with our level of performance, our reputation in the industry may suffer, which could materially and adversely affect our business, financial condition, results of operations, and cash flow.

Exercise by government clients of termination rights. Approximately 26% of our fiscal 2002 revenues were derived from contracts with the United States government and its agencies, and approximately 41% of our fiscal 2002 revenues were derived from contracts with state and local governments and their agencies. Governments may terminate most of these contracts at any time, without cause. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government.

Budget deficits at state and local governments and their agencies. Approximately 41% of our revenues in fiscal year 2002 were derived from contracts with state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. While this has not had a material adverse impact on our results of operations through fiscal 2002, it is unclear what impact, if any, these deficits may have on our future results of operations.

Inability to provide contract performance guarantees. Certain of our state and local government contracts require we execute surety bonds or letters of credit to ensure that the project is administered and completed as provided for in the contract. Prior to September 11 and the well-documented bankruptcies of several large companies (e.g. Enron, Kmart, and WorldCom), surety bonds were obtainable on relatively favorable terms at minimal pricing. In late 2001, the market for surety bonds changed dramatically with capacity tightening and prices increasing. In certain situations, we have found it more economical to satisfy our obligations under certain state and local contracts with letters of credit under our revolving credit facility. The long-term outlook of the surety market, while improving, remains unclear. We may not have enough capacity under our revolving credit facility to continue doing this in the future, and therefore, profitability under our existing contracts may deteriorate, and we may not be able to bid on state and local contracts in the future.

Terrorist attacks. Terrorist attacks and further acts of violence or war may cause major instability in the U.S. and other financial markets in which we operate. In addition, armed hostilities and further acts of terrorism may directly impact our physical facilities and operations, which are located in North America, Central America, South America, Europe, Africa, Australia, and the Middle East, or those of our clients. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

Failure to attract and retain necessary technical personnel and skilled management. Our success depends to a significant extent upon our ability to attract, retain and motivate highly skilled and qualified personnel. If we fail to attract, train, and retain, sufficient numbers of these technically-skilled people, our business, financial condition, and results of operations will be materially and adversely affected. Our success also depends on the skills, experience, and performance of key members of our management team. The loss of any key employee could have an adverse effect on our business, financial condition, and results of operations and prospects.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in interest rates. During the first half of fiscal year 2002, in order to manage interest costs and exposure to changing interest rates related to our $450 million revolving line of credit, we held two interest rate hedges initiated in December 1998. These hedges expired in December 2001. Each hedge was designated a cash flow hedge and was structured such that we paid a fixed rate of interest of 4.54% on amounts owed under the revolving line of credit up to the notional amount, and received a floating rate of interest based on one month LIBOR. The notional amount of the two hedges totaled $100 million and expired in December 2001. Changes in the fair value of the interest rate hedges, net of tax effect, is reflected in accumulated other comprehensive income.

We held a single investment in a marketable security during fiscal year 2002. To protect ourselves from the volatility of the value of this marketable security investment, we entered into a no-cost collar agreement in June 2001, which matured in June 2002. The collar, a fair value hedge, is structured so that all fluctuations in the price of the marketable security above or below 100% or 102.5% of its value on the date the collar was entered into are hedged. This marketable security investment was liquidated as of June 30, 2002, and the related collar was terminated.

We do not hold or issue derivative financial instruments for trading purposes and are not a party to any leveraged derivative transactions. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on our future earnings, fair value, or cash flows.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
     Affiliated Computer Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Affiliated Computer Services, Inc. and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in connection with its adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
July 30, 2002

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	June 30,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$33,814	$242,458
Accounts receivable, net	736,471	472,042
Inventory	9,740	8,591
Prepaid expenses and other current assets	94,464	77,572
Deferred taxes	—	8,952

Total current assets	874,489	809,615

Property and equipment and software, net	394,830	237,563
Goodwill	1,846,482	697,760
Other intangibles, net	234,287	97,160
Other assets	53,479	49,589

Total assets	$3,403,567	$1,891,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,858	$40,265
Accrued compensation and benefits	125,290	82,043
Other accrued liabilities	210,003	126,875
Income taxes payable	20,452	7,742
Deferred taxes	7,344	—
Current portion of long-term debt	1,330	3,362
Current portion of unearned revenue	48,636	20,765

Total current liabilities	485,913	281,052

Convertible notes	316,990	546,927
Long-term debt	391,243	102,386
Deferred taxes	95,394	55,601
Other long-term liabilities	18,607	20,206

Total liabilities	1,308,147	1,006,172

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 125,424 and 94,564 shares outstanding, respectively	1,254	473
Class B common stock, $.01 par value, 14,000 shares authorized, 6,600 shares outstanding	66	33
Additional paid-in capital	1,330,533	350,767
Retained earnings	763,567	534,374
Accumulated other comprehensive income, net	—	(132)

Total stockholders’ equity	2,095,420	885,515

Total liabilities and stockholders’ equity	$3,403,567	$1,891,687

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Year ended June 30,

	2002	2001	2000

Revenues	$3,062,918	$2,063,559	$1,962,542

Operating expenses:
Wages and benefits	1,350,057	904,684	854,162
Services and supplies	888,497	598,797	608,401
Rent, lease and maintenance	278,621	223,679	206,330
Depreciation and amortization	110,486	93,617	84,752
Impairment charges	—	—	56,571
Other operating expenses	34,625	19,056	28,918

Total operating expenses	2,662,286	1,839,833	1,839,134

Operating income	400,632	223,726	123,408
Interest expense	30,619	23,742	23,979
Net gain on divestitures	—	—	(85,846)
Other non-operating (income) expense	9,557	(21,076)	(9,995)

Pretax profit	360,456	221,060	195,270

Income tax expense	130,860	86,768	85,958

Net income	$229,596	$134,292	$109,312

Earnings per common share:
Basic	$1.94	$1.35	$1.11

Diluted	$1.76	$1.23	$1.03

Shares used in computing earnings per common share:
Basic	118,646	99,758	98,487
Diluted	137,464	116,456	111,613

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock

							Accumulated
					Additional		Other
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total

Balance at June 30, 1999	45,945	$460	3,300	$33	$316,202	$291,029	$—	(8)	$(303)	$607,421
Comprehensive income:
Net income	—	—	—	—	—	109,312	—	—	—	109,312

Total comprehensive income										109,312

Employee stock transactions and related tax benefits	332	3	—	—	5,157	—	—	38	1,576	6,736
Stock issued in connection with an acquisition	—	—	—	—	—	—	—	(273)	(12,020)	(12,020)
Purchase of treasury shares	—	—	—	—	(2)	—	—	(3)	(97)	(99)
Other, net	4	—	—	—	168	(141)	—	—	—	27

Balance at June 30, 2000	46,281	463	3,300	33	321,525	400,200	—	(246)	(10,844)	711,377
Comprehensive income:
Unrealized gains on marketable securities	—	—	—	—	—	—	84	—	—	84
Interest rate hedge	—	—	—	—	—	—	(216)	—	—	(216)
Net income	—	—	—	—	—	134,292	—	—	—	134,292

Total comprehensive income										134,160

Employee stock transactions and related tax benefits	1,000	10	—	—	29,179	—	—	246	10,844	40,033
Conversion of 4% Convertible Subordinated Notes	1	—	—	—	63	—	—	—	—	63
Other, net	—	—	—	—	—	(118)	—	—	—	(118)

Balance at June 30, 2001	47,282	473	3,300	33	350,767	534,374	(132)	—	—	885,515
Comprehensive income:
Unrealized gains on Marketable securities	—	—	—	—	—	—	(84)	—	—	(84)
Interest rate hedge	—	—	—	—	—	—	216	—	—	216
Net income	—	—	—	—	—	229,596	—	—	—	229,596

Total comprehensive income										229,728

Employee stock transactions and related tax benefits	1,137	11	—	—	38,993	—	—	—	—	39,004
Equity offering	9,200	92	—	—	714,200	—	—	—	—	714,292
Two-for-one stock dividend	57,024	570	3,300	33	(603)	—	—	—	—	—
Conversion of 4% Convertible Subordinated Notes	10,781	108	—	—	227,176	—	—	—	—	227,284
Other, net	—	—	—	—	—	(403)	—	—	—	(403)

Balance at June 30, 2002	125,424	$1,254	6,600	$66	$1,330,533	$763,567	$—	—	$—	$2,095,420

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year ended June 30,

	2002	2001	2000

Cash flows from operating activities:
Net income	$229,596	$134,292	$109,312

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,486	93,617	84,752
Impairment charges	—	—	56,571
Net loss on divestitures	—	—	(85,846)
Gain on collection of note receivable	—	(1,713)	(3,000)
Gain on sale of investment	—	(12,785)	(1,892)
Loss on sale of business unit	1,841	—	—
Impairment of long-term investment	8,449	—	—
Other	1,899	526	(1,483)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in ATM cash	—	—	100
Increase in accounts receivable	(112,523)	(45,745)	(49,436)
(Increase) decrease in inventory	(744)	(1,160)	3
(Increase) decrease in prepaid expenses and other current assets	2,762	(2,965)	(28,747)
Change in deferred taxes	55,821	37,359	(14,612)
(Increase) decrease in other long-term assets	(6,570)	3,449	(418)
Increase (decrease) in accounts payable	26,252	(11,273)	9,929
Increase (decrease) in accrued compensation and benefits	7,209	13,190	(4,018)
Increase (decrease) in other accrued liabilities	12,975	(23,357)	22,565
Increase (decrease) in income taxes payable	35,069	(32,258)	62,978
Decrease in other long-term liabilities	(638)	(1,069)	(54)
Increase (decrease) in unearned revenue	130	(8,194)	1,119

Total adjustments	142,418	7,622	48,511

Net cash provided by operating activities	372,014	141,914	157,823

Cash flows from investing activities:
Purchases of property, equipment and software, net	(144,406)	(99,070)	(71,548)
Payments for acquisitions, net of cash acquired	(1,425,529)	(173,402)	(232,888)
Additions to other intangible assets	(19,317)	(21,695)	(9,100)
Proceeds from divestitures, net of transaction costs	(5,887)	202,718	99
Payment for investments	(4,129)	(500)	(12,620)
Proceeds from sale of investments	700	17,100	2,731
Additions to notes receivable	(3,577)	(3,781)	(2,038)
Proceeds from notes receivable	3,981	9,492	9,586

Net cash used in investing activities	(1,598,164)	(69,138)	(315,778)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	1,279,210	674,893	657,040
Payments of long-term debt	(992,510)	(566,912)	(485,116)
Proceeds from equity offering, net of transaction costs	714,292	—	—
Employee stock transactions	17,901	17,829	3,185
Net payments of ATM debt	—	—	(100)
Other, net	(1,387)	(649)	(1,113)

Net cash provided by financing activities	1,017,506	125,161	173,896

Net increase (decrease) in cash and cash equivalents	(208,644)	197,937	15,941
Cash and cash equivalents at beginning of year	242,458	44,521	28,580

Cash and cash equivalents at end of year	$33,814	$242,458	$44,521

See supplemental cash flow information in Notes 2, 5, 6, 7, 8, and 9.
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Summary of Significant Accounting Policies

Description of business and basis of presentation
We are a Fortune 1000 company comprised of more than 36,000 people serving clients in 46 countries. We operate in three business segments: commercial, federal government, and state and local governments, and provide business process, technology outsourcing, and system integration solutions to our clients. We were incorporated on June 8, 1988.

The consolidated financial statements are comprised of our accounts and our majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on June 30. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, the reported amount of revenues and expenses during the reporting period, as well as the accompanying notes. These estimates are based on information available to us as of the date of the financial statements. Actual results could differ from these estimates.

All share and per share information is presented giving effect to the two-for-one stock split of our Class A and Class B common shares that occurred February 22, 2002 (see Note 10 for further discussion).

Cash and cash equivalents
Cash and cash equivalents consist primarily of cash, short-term investments in commercial paper, and money market investments that have an initial maturity of three months or less. Cash equivalents are valued at cost, which approximates market. Included in cash and cash equivalents are approximately $5.4 million and $4.9 million at June 30, 2002 and 2001, respectively, of restricted cash held on behalf of governmental customers.

Allowance for doubtful accounts
We make estimates of the collectibility of our accounts receivables. We specifically analyze accounts receivables and historical bad debts, customer credit-worthiness, current economic trends, and changes in our customer payment terms and collection trends when evaluating the adequacy of our allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs. Our allowance for doubtful accounts was approximately $7.0 million and $5.6 million at June 30, 2002 and 2001, respectively.

Inventory
Inventories consist primarily of micrographic supplies and equipment, network computer hardware, computer maintenance parts, and bindery materials, which are generally recorded at the lower of cost or market (net realizable value) using the first-in, first-out method.

Marketable Securities
Marketable securities were recorded in prepaid expenses and other current assets at June 30, 2001 and consisted of a single corporate equity security investment that was classified as available-for-sale and was sold in June 2002. The investment was recorded at fair market value, and changes in unrealized holding gains or losses were reported as a component of other comprehensive income in stockholders’ equity until sold, at which time a gain of $52 thousand was realized.

Property and equipment, net
Property and equipment are recorded at cost. The cost of property and equipment held under capital leases, primarily computer equipment, is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which for equipment ranges primarily from three to ten years and for buildings and improvements up to forty years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated life. Depreciation expense on property and equipment was approximately $74.5 million, $50.7 million, and $43.5 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Software
Costs incurred to develop computer software to be sold as a separate product are capitalized only after technological feasibility has been established. Purchased computer software and internally developed computer software purchased through acquisitions are amortized using the straight-line method over expected useful lives which range from two to five years. Amortization of computer software was approximately $13.9 million, $6.0 million, and $6.5 million in fiscal 2002, 2001 and 2000, respectively. The increase in fiscal year 2002 compared to 2001 is due to the acquisitions completed in fiscal years 2002 and 2001. The decrease in fiscal year 2001 compared to 2000 is primarily related to our June 2000 divestitures.

In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During fiscal 2002 and 2001, we capitalized approximately $15.8 million and $7.7 million, respectively, in software costs under SOP 98-1, which are being amortized over a three-year life. These capitalized amounts include internal costs of approximately $12.1 million and $1.3 million and external costs of approximately $3.7 million and $6.4 million for fiscal years 2002 and 2001, respectively. These costs were incurred in the development of our proprietary software used in connection with our long-term client relationships, primarily in the state and local business process outsourcing market.

Goodwill
In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses the accounting and reporting of acquired goodwill and other intangible assets. SFAS 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing of acquired goodwill. Intangible assets are amortized over their useful economic life and tested for impairment in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of “ (“SFAS 121”).

We adopted SFAS 142 effective July 1, 2001. SFAS 142 has had a significant positive impact on our financial results based on the historical amortization of goodwill. During fiscal years 2001 and 2000, we had after-tax goodwill amortization expense of approximately $20.7 million and $18.8 million, respectively. There is no goodwill amortization expense for fiscal year 2002 in accordance with the adoption of SFAS 142.

Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible expense we could incur as a result of an impairment. The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth. If an event occurs that could cause us to revise our estimate and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial results.

Other intangible assets
Other intangible assets consist primarily of customer and migration costs, which are recorded at cost and amortized using the straight-line method over the contract terms. Customer related intangibles are amortized over a weighted average of approximately 8 years, and all other intangibles are amortized over a weighted average of 9 years. The determination of the value of other intangibles requires us to make estimates and assumptions about future business trends and growth. For the IMS, Andersen, and AFSA acquisitions (as defined in Note 2) in 2002, we obtained a third-party valuation of the intangible assets. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our other intangibles, such revision could result in an impairment charge that could have a material impact on our financial results.

Derivative financial instruments
We use derivative financial instruments for the purpose of hedging specific exposures and hold all derivatives for purposes other than trading. All derivative financial instruments held reduce the risk of the underlying hedged item and are designated at inception as hedges with respect to the underlying hedged item. Such instruments to date have

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

been limited to interest rate swap contracts and a no-cost equity collar (see Note 13). As of June 30, 2002, we no longer hold any derivative financial instruments.

Other assets
Other assets consists of equity investments accounted for using the cost method, deferred debt issuance costs, and long-term receivables. Deferred annuity contracts included in long-term investments are carried at cost plus accrued interest, which approximates fair market value. It is our policy to periodically review the net realizable value of our long-term investments through an assessment of the recoverability of the carrying amount of each investment. Each investment is reviewed to determine if events or changes in circumstances of the issuer have occurred which indicate that the recoverability of the carrying amount may be uncertain. In the event that an investment is found to be carried at an amount in excess of its recoverable amount, the asset is adjusted for impairment to a level commensurate with the recoverable amount of the underlying asset. During fiscal year 2002, we recorded a $7.4 million loss ($4.7 million, net of tax) associated with a write-down of a cost-basis investment to its estimated realizable value. The deferred debt issuance costs are being amortized using the straight-line method over the life of the related debt, which approximates the effective interest method.

Revenue recognition
During fiscal year 2001, we adopted Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We recognize revenues when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured. The adoption of SAB 101 did not have a material impact on our results of operations.

Generally, information technology processing revenues are recognized as services are provided to the client. Revenues from annual maintenance contracts are deferred and recognized ratably over the maintenance period. Revenues from hardware sales are recognized upon delivery to the client and uncertainties regarding customer acceptance have expired.

Revenues for business process outsourcing services are normally determined on the basis of the number of accounts or transactions processed.

In the federal government segment, our contracts are typically cost reimbursable, fixed price, unit price, or time and material contracts. Revenues on cost reimbursable contracts are recognized by applying an estimated factor to costs as incurred, such factor being determined by the contract provisions and prior experience. Revenues on unit-price contracts are recognized at the contractual selling prices of work completed and accepted by the client. Revenues on time and material contracts are recognized at the contractual rates as the labor hours and direct expenses are incurred.

Revenues on fixed price contracts are recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract using Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), which requires the use of percentage-of-completion accounting for long-term contracts that are binding agreements between ACS and our clients in which we agree, for compensation, to perform a service to the client’s specifications. Performance will often extend over long periods, and our right to receive payment depends on our performance in accordance with the agreement.

The percentage-of-completion methodology involves recognizing revenue based on using the percentage of services completed, on a current cumulative cost to total cost basis, using a reasonably consistent profit margin over the period. Due to the long-term nature of these contracts, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the contract include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, the impact of delayed performance, and availability and timing of funding from the client. If changes occur in delivery, productivity, or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, and any revisions are charged to income in the period in which the facts that give rise to that

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

revision become known. During the fiscal year ended June 30, 2002, less than 5% of our revenues were derived from percentage-of-completion contracts.

Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. Immediate recognition is made of any anticipated losses.

Revenues earned from our five largest customers each year together comprised 14%, 18%, and 18% of revenues for the years ended June 30, 2002, 2001, and 2000, respectively. Trade accounts receivable from these customers aggregated approximately $88.6 million at June 30, 2002 and $43.7 million at June 30, 2001.

Income taxes
Deferred income taxes provided in the accompanying financial statements are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which such differences are expected to reverse.

Earnings per common share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. All share and per share information is presented giving effect to the two-for-one stock split of our Class A and Class B common shares that occurred February 22, 2002. See Note 12 for the computation of earnings per share.

Stock-based compensation
We adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by the standard, we have elected not to adopt the fair value based method of accounting for stock-based employee compensation and will continue to account for such arrangements under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and apply SFAS 123 on a disclosure basis only. See Note 11 for discussion of the impact on earnings and earnings per share of our stock-based compensation plans.

Reclassifications
Certain reclassifications have been made to prior period financial statements to conform to current presentation.

2.     Business Combinations

From our inception through June 30, 2002, we have acquired several businesses in the information technology services and business process outsourcing industries that were accounted for under the purchase accounting method. Our recent acquisition activity is summarized as follows:

Year ended June 30,	2002	2001	2000

Purchase consideration (in thousands):
Net cash paid	$1,405,009	$166,108	$211,355
Amounts due to seller	14,740	1,536	708
Liabilities assumed	188,699	19,220	59,759

Fair value of assets acquired (including intangibles)	$1,608,448	$186,864	$271,822

During fiscal year 2002, we acquired eight companies, the most significant of which were the acquisitions of Lockheed Martin IMS Corporation (“IMS”) in August 2001 and AFSA Data Corporation (“AFSA”) in June 2002.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We acquired 100% of the stock of IMS (now known as ACS State and Local Solutions) a wholly-owned subsidiary of Lockheed Martin Corporation for approximately $825 million plus related transaction costs. The acquisition was funded from a $550 million 18-month interim credit facility, borrowings from our existing revolving credit facility, and existing cash on hand. This interim credit facility was repaid in October 2001 with the proceeds from the equity offering of 18.4 million shares of our Class A common stock at $40.50 per share (see Note 10). IMS’ results have been included in our consolidated financial statements from the effective date of the acquisition, August 1, 2001. IMS provides business process outsourcing services to more than 230 state and local government agencies in 45 U.S. states, the District of Columbia, Canada, Australia, and Europe. IMS specializes in child support enforcement, welfare and workforce services, child care management, electronic toll collection, and other intelligent transportation services involving the trucking industry, photo enforcement of red-light and speeding violations, parking management, and information technology outsourcing. We believe the acquisition of IMS solidifies ACS as a leader in technology-based outsourcing solutions to state and local government agencies.

The acquisition was accounted for under the purchase method of accounting with assets acquired of $934.1 million and liabilities of $109.1 million. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value at July 31, 2001 as follows (in thousands):

Current assets	$111,561
Property, equipment and software	50,972
Other long-term assets	2,826
Intangible assets	64,300
Goodwill	704,392

Total assets acquired	934,051
Current liabilities	109,051

Total liabilities assumed	109,051

Net assets acquired	$825,000

The total amount of goodwill is expected to be fully deductible for tax purposes. Software of $41.5 million is included in property, equipment and software and has an anticipated useful life ranging from 2 to 10 years. The $64.3 million of acquired intangible assets is attributable to customer relationships with an aggregate anticipated useful life of approximately 11 years.

In June 2002 we acquired AFSA, a subsidiary of FleetBoston Financial Corporation, for approximately $410 million plus related transaction costs. The acquisition was funded with a combination of a $375 million 18-month interim credit facility, borrowings from our existing revolving credit facility, and existing cash on hand. AFSA is the nation’s largest educational services company, servicing a student loan portfolio of 8.1 million borrowers with outstanding loans of approximately $85 billion. Additionally, AFSA is a leading business process outsourcer for federal, state, and local governments for a variety of health and human services programs, including Medicare, Medicaid, children’s health insurance programs (CHIP), and welfare-to-workforce services.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The acquisition was accounted for under the purchase method of accounting with assets acquired of $488.6 million and liabilities of $54.7 million. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value at June 1, 2002 as follows (in thousands):

Current assets	$83,855
Property, equipment and software	37,440
Other long-term assets	5,475
Intangible assets	48,331
Goodwill	313,487

Total assets acquired	488,588
Current liabilities	54,678

Total liabilities assumed	54,678

Net assets acquired	$433,910

The total amount of goodwill is expected to be fully deductible for tax purposes. Software of $17.6 million is included in property, equipment and software and has an anticipated useful life of approximately 6 years. The $48.3 million of acquired intangible assets is primarily attributable to customer relationships with an aggregate anticipated useful life of approximately 11 years and non-compete agreements with amortization periods of approximately 5 years.

In May 2002, we acquired the finance and accounting business process outsourcing unit of Andersen Worldwide (“Andersen”). This business generated revenue of approximately $55 million for the year ended December 31, 2001. Included in this acquisition are contracts with General Motors (“GM”) and the University of Phoenix (“the University”). Under a new 10-year agreement with GM, we will provide transactional accounting services such as payroll processing, disbursement processing, dealer accounting, accounts receivable processing, lease and subsidiary accounting, and expense reporting in the United States and Europe. Under the arrangement with the University, we will provide student financial aid business process outsourcing services to the University including federal eligibility determinations, loan and grant processing, and disbursement of student aid as well as other support services related to student financial aid processing. The acquisition was valued at $65.2 million plus related transaction costs, with assets acquired of $79.0 million and liabilities assumed of $13.8 million. We recorded goodwill of $58.7 million (which is fully deductible for tax purposes) and $9.1 million in intangible assets. The $9.1 million of intangible assets are attributable to customer relationships with lives of three to ten years. Andersen’s operating results are included in our financial statements from the effective date of the acquisition, May 1, 2002 for the domestic operations and June 1, 2002 for the foreign operations. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

We acquired the business process outsourcing services unit of National Processing Company (“NPC”). NPC provides healthcare claims processing, credit card application processing, and airline lift ticket processing. As part of the transaction, we acquired all of NPC’s offshore operations in Jamaica, the Dominican Republic, Barbados, and a majority of NPC’s Mexican operations. The transaction value was $43 million plus related transaction costs, with assets acquired of $50.3 million and liabilities assumed of $7.3 million. We recorded goodwill of $25.8 million of which 61% is fully deductible for tax purposes and $2.8 million in intangible assets. The $2.8 million intangible assets are attributable to customer relationships with an aggregate anticipated useful life of approximately 3 years. NPC’s operating results are included in our financial statements from the effective date of the acquisition, August 1, 2001. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

We completed four other acquisitions during fiscal 2002, two of which were included in our commercial segment, one in our state and local governments segment, and one in our federal government segment. These acquisitions are not considered material to our results of operations; therefore, no pro forma information is presented.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During fiscal year 2001, we acquired five companies. The most significant of these increased our presence in the state and local government sector. We acquired the Global Government Solutions division of Systems & Computer Technology Corporation, which delivers state and local government outsourcing solutions. We also acquired Business Resources Corporation, which provides outsourced records management, document workflow imaging systems and services, and real estate title plant services to state and local governments. These acquisitions are not considered material to our results of operations; therefore, no pro forma information is presented.

During fiscal year 2000, we acquired three companies, two serving our state and local government markets and one serving the federal government market. The Intellisource Group, Inc. is a leading provider of information technology solutions to the federal, state, and local government and utility markets. Birch & Davis Holdings, Inc. provides program management operations and consulting services related to healthcare delivery and reform issues, primarily to federal and state government agencies. Consultec, LLC provides design, development, and operation of decision support, claims administration, and managed care support systems to over twenty state Medicaid programs.

We are obligated to make certain contingent payments to former owners based on the achievement of specified profit levels in conjunction with certain acquisitions. During fiscal 2002, we made no contingent consideration payments related to acquisitions completed in prior years. As of June 30, 2002, the maximum aggregate amount of the outstanding contingent obligations is approximately $19 million, none of which has been earned to date. Any such payments result in a corresponding increase in goodwill.

Pro forma Financial Information

The following unaudited pro forma financial information presents a summary of our consolidated results of operations as if the IMS and AFSA acquisitions had occurred at the beginning of the periods presented and are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred at the beginning of the periods presented (in thousands, except per share amounts).

	For the years ended
	June 30,

	2002	2001

Revenue	$3,267,517	$2,835,551
Net income	256,268	181,811
Earnings per common share:
Basic	$2.16	$1.82
Diluted	$1.96	$1.64

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30,

	2002	2001

Amounts Billable:
State and local governments	$245,136	$72,669
Commercial	207,444	168,309
Federal government	185,764	171,377

	638,344	412,355

Amounts Unbilled:
Amounts not yet billable	100,174	59,691
Excess of actual indirect costs over amounts currently billable under cost reimbursable contracts	3,608	4,912
Contract retainages not currently billable	1,301	704

	105,083	65,307

Total accounts receivable	743,427	477,662
Allowances for doubtful accounts	(6,956)	(5,620)

	$736,471	$472,042

Unbilled amounts reflect those amounts that are associated with percentage of completion accounting, governmental holdbacks, and other unbilled amounts not currently billable due to contractual provisions. To the extent not currently billable at June 30, 2002 and 2001, unbilled costs and accrued profits above are billable upon delivery or acceptance of services, upon receipt of contract funding, or upon contract completion. Of the above unbilled costs and accrued profits at June 30, 2002, approximately $4.9 million are not expected to be billed and collected within one year.

Billable and unbilled amounts at June 30, 2001 have been reclassified to conform with current year presentation and industry practice. Amounts to be invoiced in the subsequent month for current month services are included in billable. Billable amounts at June 30, 2002 and 2001 include approximately $236.0 million and $132.6 million, respectively, for services which have been completed and will be billed in the succeeding month.

4.     Marketable Securities

As of June 30, 2002, we did not hold any investments in marketable securities. As of June 30, 2001, we had a marketable security that consisted of a single investment in a corporate equity security that was classified as available for sale and recorded at its fair value of approximately $1.3 million. This marketable security was sold in June 2002.

We entered into a no-cost equity collar related to this equity security to ensure protection from the volatility of its fair value. The collar was accounted for as a fair value hedge, and all gains or losses of the hedge were recognized in earnings in the period of change together with the offsetting gains or losses on the equity security outside the collar. Unrealized gains or losses on the equity security within the collar were recorded in accumulated other comprehensive income. At June 30, 2001, unrealized gains of $84 thousand were recorded as a component of accumulated other comprehensive income. In June 2002, we sold the marketable security, recognizing a gain on investment of $52 thousand.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     Property, Equipment and Software

Property, equipment and software consists of the following (in thousands):

	June 30,

	2002	2001

Land	$21,907	$19,753
Buildings and improvements	98,709	73,814
Computer equipment and software	434,620	268,899
Furniture and fixtures	120,324	89,455
Construction in progress	2,121	2,452

	677,681	454,373
Accumulated depreciation and amortization	(282,851)	(216,810)

	$394,830	$237,563

6.     Goodwill and Other Intangible Assets

We adopted SFAS 142 effective July 1, 2001. The following table reflects the effect of SFAS 142 on net income and earnings per share as if SFAS 142 had been in effect for all periods presented (in thousands except per share amounts):

	Year ended June 30,

	2002	2001	2000

Net income	$229,596	$134,292	$109,312
Add back goodwill amortization, Net of related tax benefit ($3,757 and $2,749, respectively)	—	20,711	18,824

Adjusted net income	$229,596	$155,003	$128,136

Basic earnings per share:
Reported net income	$1.94	$1.35	$1.11
Add back goodwill amortization (net of tax benefit)	—	0.21	0.19

Adjusted net income	$1.94	$1.56	$1.30

Diluted earnings per share:
Reported net income	$1.76	$1.23	$1.03
Add back goodwill amortization (net of tax benefit)	—	0.18	0.17

Adjusted net income	$1.76	$1.41	$1.20

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The changes in the carrying amount of goodwill for the year ended June 30, 2002 are as follow (in thousands):

		State and
		Local	Federal
	Commercial	Government	Government	Total

Balance as of June 30, 2001	$266,178	$308,709	$122,873	$697,760
Goodwill activity during the year	399,968	735,403	13,351	1,148,722

Balance as of June 30, 2002	$666,146	$1,044,112	$136,224	$1,846,482

The goodwill activity during the year is primarily due to our fiscal 2002 acquisition activity (see Note 2).

The following table reflects the balances of our other intangibles as of June 30, 2002 (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Acquired customer related intangibles	$143,769	$(14,567)
Other customer related intangibles	91,232	(38,953)
All other	3,808	(1,802)

Total	$238,809	$(55,322)

Unamortized intangible asset:
Title plant	$50,800

Total	$50,800

Aggregate amortization:
For the year ended June 30, 2002		$22,994
Estimated amortization:
For the year ended June 30, 2003		$30,293
For the year ended June 30, 2004		$26,613
For the year ended June 30, 2005		$23,249
For the year ended June 30, 2006		$19,905
For the year ended June 30, 2007		$17,137

Amortization includes amounts charged to amortization expense for customer related intangibles and other intangibles, other than contract inducements, which amortization ($0.9 million) is recorded as a reduction to related contract revenue. Amortization of approximately $23 million for fiscal year 2002 includes approximately $9.0 million related to acquired customer related intangibles. Customer related intangibles are amortized over a weighted average of approximately 8 years. All other intangibles are amortized over a weighted average of 9 years.

7.     Other Assets

Included in other assets are long-term investments, which consist primarily of investments in preferred stock accounted for at cost, as these securities are not considered marketable equity securities. Also included in long-term investments are deferred annuity contracts carried at cost plus accrued interest, which approximates fair market value and various bonds, carried at cost. Dividend income recognized from such securities, which is reflected in the consolidated financial statements as a component of other non-operating income, was approximately $110 thousand during fiscal 2000. No amounts were received in fiscal 2002 or 2001.

During the third quarter of fiscal 2002, we recorded a $7.4 million loss ($4.7 million, net of tax) in other non-operating expense associated with a write-down of a cost basis investment to its estimated realizable value of $5.0 million. In the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

second quarter of fiscal 2002, we recorded a $1.0 million loss on a long-term investment we received in the December 1998 acquisition of BRC Holdings, Inc. We had approximately $8.0 million in long-term investments as of June 30, 2002.

8.     Notes Payable and Long-term Debt

A summary of notes payable and long-term debt follows (in thousands):

	June 30,

	2002	2001

3.5% Convertible Subordinated Notes due February 2006 (“3.5% Notes”) (a)	$316,990	$316,990
4% Convertible Subordinated Notes due March 2005 (“4% Notes”) (b)	—	229,937
Unsecured $450 million revolving credit agreement (“Credit Facility”) payable to banks, due in December 2004 (c)	15,000	100,000
Interim credit facility due December 2003 (d)	375,000	—
Capitalized lease obligations at various interest rates, payable through 2005	2,281	4,483
Other	292	1,265

	709,563	652,675
Less current portion	(1,330)	(3,362)

	$708,233	$649,313

Maturities of notes payable and long-term debt at June 30, 2002 are as follows (in thousands):

Year ending June 30,

2003	$1,330
2004	375,702
2005	15,541
2006	316,990
2007	—

Total	$709,563

(a)	The 3.5% Notes are convertible at any time prior to the maturity date, unless redeemed or repurchased, into Class A common stock at a conversion rate of 23.0234 shares of Class A common stock for each $1,000 principal amount of 3.5% Notes (equivalent to a conversion price of $43.44 per share of Class A common stock), subject to adjustments in certain events. Interest on the 3.5% Notes is payable semi-annually on February 15 and August 15 of each year commencing August 15, 2001. The 3.5% Notes may be redeemed at our option on or after February 18, 2004, in whole or in part, at the redemption prices set forth in the 3.5% Notes. The redemption price set forth in the 3.5% Notes is 101.4% and 100.7% of the principal amount for the twelve-month periods beginning February 15, 2004 and 2005, respectively.

(b)	All the outstanding 4% Notes were converted to Class A common stock on March 15, 2002 in accordance with Indenture dated March 20, 1998 between ACS and U.S. Trust Company of Texas, N.A., as trustee prior to the March 15, 2002 redemption date. As the result of such conversions, 10.8 million shares of our Class A common stock were issued to such holders. The 4% Notes were convertible, at any time prior to the maturity date, unless redeemed or repurchased, into Class A common stock at a conversion rate of 46.8864 shares of Class A common stock for each $1,000 principal amount of 4% Notes (equivalent to a conversion price of $21.33 per share of Class A common stock), subject to adjustments in certain events. Interest on the 4% Notes was payable semi-annually on March 15 and September 15 of each year commencing on September 15, 1998.

(c)	Interest on the Credit Facility is payable monthly at LIBOR (1.84% at June 30, 2002) plus a range of .625% to 1.125% depending on a defined debt to EBITDA ratio. The Credit Facility contains covenants which require that we comply with certain negative, affirmative and financial covenants customary in facilities of this nature, including but not limited to the maintenance of fixed charge ratios, limitations on acquisitions and minimum net worth requirements. The agreement also has provisions, which would permit acceleration of the maturity of the borrowings after the occurrence of certain defined events of default. During fiscal 2000, we entered into this Credit Facility, which increased the amount of availability from $200 million to $450 million.

(d)	The interim credit facility was entered into with Goldman Sachs Credit Partners L.P. and Wells Fargo Bank Texas, N.A to fund a portion of the AFSA Data Corporation acquisition. Interest on the interim credit facility is payable monthly at LIBOR (1.84% at June 30, 2002) plus a range of 0.850% to 1.875% depending on a defined debt to EBITDA ratio. The interim credit facility contains covenants which require that we comply with certain negative, affirmative and financial covenants customary in facilities of this nature, including but not limited to the maintenance of fixed charge ratios, limitations on acquisitions and minimum net worth requirements. The interim credit facility also has provisions that would permit acceleration of the maturity of the borrowings after the occurrence of certain defined events of default.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 15, 2002, we completed the redemption of our 4% Convertible Subordinated Notes due March 15, 2005 (the “4% Notes”). Holders of all of the outstanding 4% Notes converted their 4% Notes to shares of our Class A common stock in accordance with Article XII of the Indenture dated as of March 20, 1998 between ACS and U.S. Trust Company of Texas, N.A., as trustee prior to the March 15, 2002 redemption date. As the result of such conversions, 10.8 million shares of our Class A common stock were issued to such holders.

In August 2001, we entered into a $550 million 18-month interim credit facility due January 2003 led by Bear, Stearns & Co., Inc. and Wells Fargo Bank Texas, N.A. The proceeds from this debt were used to fund a portion of the IMS acquisition in August 2001. Interest on this interim credit facility was payable monthly at LIBOR (1.84% at June 30, 2002) plus 1.425% in the case of LIBOR borrowings or prime plus 0.425% in the case of base-rate borrowings. The balance of this credit facility was repaid with the proceeds from our October 2001 stock offering (see Note 10).

In June 2002, we entered into a $375 million 18-month interim credit facility due December 2003 with Goldman Sachs Credit Partners, L.P. and Wells Fargo Bank Texas, N.A. to fund a portion of the AFSA acquisition. Interest on this interim credit facility is payable monthly at LIBOR (1.84% at June 30, 2002) plus a range of 0.85% to 1.875% depending on a defined debt to EBITDA ratio. The balance on this credit facility at June 30, 2002 was $375 million.

During the year ended June 30, 2001, $63 thousand of the 4% Notes were redeemed and converted into 2,952 shares of common stock.

Cash payments for interest for the years ended June 30, 2002, 2001, and 2000 were approximately $27.5 million, $19.3 million, and $21.5 million, respectively. Interest income was approximately $2.7 million, $8.7 million, and $3.1 million for the years ended June 30, 2002, 2001, and 2000, respectively.

At June 30, 2002, we have approximately $266 million available for use under the $450 million revolving credit agreement after considering outstanding letters of credit.

In September 2002, we entered into a new three and one-half year $875 million credit facility on terms generally similar to our existing Credit Facility, which was partially used to refinance the AFSA interim facility.

9.     Income Taxes

Income tax expense (benefit) is comprised of the following (in thousands):

	Year ended June 30,

	2002	2001	2000

Current:
U.S. Federal	$74,112	$50,022	$88,439
Foreign	2,727	1,689	1,480
State	8,934	6,131	6,913

Total current expense	85,773	57,842	96,832

Deferred:
U.S. Federal	42,150	27,417	(11,210)
Foreign	—	24	151
State	2,937	1,485	185

Total deferred expense (benefit)	45,087	28,926	(10,874)

Total expense for income taxes	$130,860	$86,768	$85,958

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred tax assets (liabilities) consist of the following (in thousands):

	June 30,

	2002	2001

Deferred tax assets:
Accrued expenses not yet deductible for tax purposes	$7,117	$10,663
Loss carrybacks	—	6,596
Loss carryforwards	2,428	1,468
Divestiture-related accruals	4,356	5,078
Unearned revenue	4,481	6,352
Other	873	—

Subtotal	19,255	30,157
Deferred tax assets valuation allowance	(105)	(135)

Total deferred tax assets	19,150	30,022
Deferred tax liabilities:
Depreciation and amortization	(106,666)	(62,050)
Section 481 adjustment	—	(603)
Unbilled revenue	(9,301)	(6,556)
Prepaid and receivables	(5,921)	(5,785)
Other	—	(1,678)

Total deferred tax liabilities	(121,888)	(76,672)

Net deferred tax liabilities	$(102,738)	$(46,650)

At June 30, 2002, the Company had available unused domestic net operating loss carryforwards (“NOLs”), net of Internal Revenue Code Section 382 limitations, of approximately $3.0 million which will expire over various periods through 2022. The valuation allowance at June 30, 2002 exists principally due to tax benefits of acquired corporations for which realization of any future benefit is uncertain due to taxable income limitations. The valuation allowance for deferred tax assets decreased by approximately $30 thousand and $564 thousand during the years ended June 30, 2002 and 2001, respectively. The decrease in 2001 was due to the disposition of the stock of a subsidiary. The depreciation and amortization related deferred tax liabilities significantly increased in June 30, 2002 predominantly due to current tax deductions for acquired intangibles and goodwill. Generally, as the adoption of SFAS 142 eliminates the book goodwill amortization, the difference between the cumulative book and tax bases of these intangibles will continue to grow.

Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

	Year ended June 30,

	2002	2001	2000

Statutory U.S. Federal income tax	$126,160	$77,371	$68,345
Goodwill amortization	—	4,305	12,405
State income taxes, net	7,716	4,950	4,614
Capital loss on sale of subsidiary	(2,104)	—	—
Other	(912)	142	594

Total expense for income taxes	$130,860	$86,768	$85,958

Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of approximately $8.0 million as of June 30, 2002. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Federal, state and foreign income tax payments, net of refunds, during the years ended June 30, 2002, 2001, and 2000 were approximately $39.5 million, $80.3 million and $36.8 million respectively.

10.     Common Stock

Our Class A common stock trades publicly on the New York Stock Exchange (symbol “ACS”) and is entitled to one vote per share. Our Class B common stock is entitled to ten votes per share. Class B shares are convertible, at the holder’s option, into Class A shares, but until converted carry significant transfer restrictions.

In March 2002, we completed the redemption of our 4% Notes. Holders of all of the outstanding 4% Notes converted their Notes to shares of our Class A common stock in accordance with Article XII of the Indenture dated as of March 20, 1998 between ACS and U.S. Trust Company of Texas, N.A., as trustee prior to the March 15, 2002 redemption date. As the result of such conversions, 10.8 million shares of our Class A common stock were issued to such holders. In fiscal 2001, prior to conversion, $63 thousand of our 4% Notes were converted into 2,952 shares of Class A common stock.

In February 2002, we completed a two-for-one stock split of our outstanding Class A common stock and Class B common stock implemented in the form of a 100% stock dividend (“Stock Split”). Each holder of record of our Class A common stock and Class B common stock as of the close of business on February 15, 2002 received an additional share of such stock held by them at that time. In connection with the Stock Split, the number of shares of Class A common stock reserved for issuance or subject to outstanding options granted under our employee stock option or other benefit plans, as well as the number of shares reserved for issuance under our 4% Convertible Subordinated Notes due March 15, 2005 and 3.5% Convertible Subordinated Notes due February 15, 2006, were proportionately increased in accordance with the terms of such options, plans and other instruments.

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

In February 2001, we completed the sale of a new issue of approximately $317 million aggregate principal amount of our 3.5% Notes due February 15, 2006. The 3.5% Notes are convertible into Class A common stock at a conversion rate of 23.0234 shares for each $1,000 principal amount of the 3.5% Notes (equivalent to a conversion price of $43.44 per share of Class A common stock), subject to adjustments in certain events, none of which have occurred as of June 30, 2002. We used $65 million of the proceeds to pay down our $450 million credit facility. The remaining proceeds were used to fund our fourth quarter fiscal 2001 and first quarter fiscal 2002 acquisitions.

11.     Employee Benefit Plans

Under our 1997 Employee Stock Option Plan (the “1997 Plan”), we have reserved approximately 7.4 million shares of Class A common stock for issuance to key employees at exercise prices determined by the Board of Directors. In May 2000, February 2001 and October 2001, the Board of Directors approved the additional allotment of approximately 1.7 million, 1.6 million, and 4.1 million shares, respectively, to the 1997 Plan in accordance with the terms and conditions of the November 14, 1997 Proxy Statement under which the 1997 Plan was authorized. Options granted under the 1997 Plan to our current employees cannot exceed 12.8% of our issued and outstanding shares. Our 1988 Employee Stock Option Plan (the “1988 Plan”), which originally reserved 12 million shares of Class A common stock for issuance, was discontinued for new grants during fiscal 1998 and terminated (except for the exercise of then existing option grants in September 1997) and subsequently, 3.2 million unissued shares expired. Generally, the options under each plan vest in varying increments over a five-year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value of Class A common stock at the time of the grant. As reported in Note 1, we have elected to adopt the disclosure-only provisions of SFAS 123 and will continue to account for stock-based employee compensation plans in accordance with APB 25. As a result, no compensation cost has been recognized in the periods presented for stock option or employee stock purchase plans.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Long-term Incentive Plan approved in 1991 (the “1991 Plan”) provides for the granting of options to various employees, officers, and directors of ACS Government Solutions. This plan was discontinued for new grants effective with the December 1997 Government Solutions merger. All options issued under the 1991 Plan were fully vested as of the effective date of the merger. Exercise prices of options awarded in all years were equal to the market price of the stock on the date of the grant; therefore, no compensation costs have been recognized for awards under this plan.

The following table summarizes certain information related to our stock option plans.

Number of securities
	Number of securities		remaining available for
	to be issued upon		future issuance under
	exercise of	Weighted average	equity compensation plans
	outstanding options,	exercise price of	(excluding securities
	warrants and rights	outstanding options,	reflected in initial column)
Plan Category	as of June 30, 2002	warrants and rights	as of June 30, 2002

Equity compensation plans approved by security shareholders	11,130,500	$22.88	3,849,686
Equity compensation plans not approved by security shareholders	—	—	—

Total	11,130,500	$22.88	3,849,686

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using a separate Black-Scholes option pricing calculation for each grant. The following weighted average assumptions were used for grants in fiscal 2002, 2001 and 2000: dividend yield of 0% in all years for the 1997 and 1988 Plans; volatility of 34.94%, 35.84%, and 36.11% for fiscal 2002, 2001, and 2000, respectively, for all Plans; risk-free interest rates of 4.36%, 4.76%, and 6.25% for fiscal 2002, 2001, and 2000, respectively, in the 1997 and 1988 Plans; and weighted average expected option life of 5.5 years for the 1997 and 1988 Plans and 3 years for the 1991 Plan for all years presented. The average fair values of the options granted during fiscal 2002, 2001, and 2000 are estimated at $16.01, $9.93, and $7.58 respectively, for the combined Plans. The fair values have been adjusted to reflect the February 2002 two-for-one stock dividend.

Had compensation cost for our stock-based compensation plans been determined in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year ended June 30,

	2002	2001	2000

Net income:
As reported	$229,596	$134,292	$109,312
Pro forma	217,660	125,430	102,027
Basic earnings per common share:
As reported	$1.94	$1.35	$1.11
Pro forma	1.83	1.26	1.04
Diluted earnings per common and common equivalent shares:
As reported	$1.76	$1.23	$1.03
Pro forma	1.68	1.16	.97

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option activity for the years ended June 30, 2002, 2001, and 2000 is summarized as follows:

		Weighted Average
	Options	Option Price

Outstanding at June 30, 1999	10,513,750	$12.09
Granted	2,365,924	16.96
Exercised	(664,920)	4.79
Canceled	(1,003,414)	14.89

Outstanding at June 30, 2000	11,211,340	13.31
Granted	2,648,000	23.85
Exercised	(2,388,016)	7.46
Canceled	(759,234)	18.18

Outstanding at June 30, 2001	10,712,090	16.87
Granted	2,543,000	39.82
Exercised	(1,679,390)	10.66
Canceled	(445,200)	21.11

Outstanding at June 30, 2002	11,130,500	22.88

Exercisable at June 30, 2002	633,100	$8.16

Further information regarding outstanding and exercisable stock options by exercise price range as of June 30, 2002 is disclosed below:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 4.00 - 8.44	447,100	3.25	$7.16	447,100	$7.16
10.31 - 18.38	4,725,400	6.70	14.65	186,000	17.28
19.25 - 35.48	3,802,000	7.71	24.93	—	—
38.66 - 50.23	2,156,000	9.32	40.55	—	—

	11,130,500	7.41	22.88	633,100	$8.16

Under our 1995 Employee Stock Purchase Plan, a maximum of 2 million shares of Class A common stock can be issued to substantially all full-time employees. Through payroll deductions, eligible participants may purchase our stock at a 15% discount to market value. The stock is purchased by the Plan in the open market, and our contributions for the years ended June 30, 2002, 2001, and 2000 which were charged to additional paid-in capital, were approximately $1.4 million, $1.3 million, and $1.4 million, respectively.

We have contributory retirement and savings plans, which cover all employees and allow for discretionary matching contributions by us as determined by our Board of Directors. Contributions made by us to certain plans during the years ended June 30, 2002, 2001, and 2000 were approximately $22.6 million, $10.5 million, and $10.0 million, respectively.

12.     Earnings Per Share

Basic earnings per share of common stock is computed using the weighted average number of our common shares outstanding during the period. Diluted earnings per share is adjusted for the after-tax impact of interest on the 3.5% Notes and the 4% Notes and reflects the incremental shares available for issue upon the assumed exercise of stock

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

options and conversion of the 3.5% Notes and the 4% Notes. All shares are presented after giving effect to the two-for-one stock split paid on February 22, 2002 (see Note 10).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year ended June 30,

	2002	2001	2000

Numerator:
Numerator for earnings per share (basic) - income available to common stockholders	$229,596	$134,292	$109,312
Effect of dilutive securities:
Interest on convertible debt	12,610	9,036	6,155

Numerator for earnings per share assuming dilution- Income available to common stockholders	$242,206	$143,328	$115,467

Denominator:
Weighted average shares outstanding (basic)	118,646	99,758	98,487
Effect of dilutive securities:
Convertible debt	14,851	13,354	10,784
Stock options	3,967	3,344	2,342

Total potential common shares	18,818	16,698	13,126

Denominator for earnings per share assuming dilution	137,464	116,456	111,613

Earnings per common share (basic)	$1.94	$1.35	$1.11

Earnings per common share assuming dilution	$1.76	$1.23	$1.03

Options to purchase approximately 1.4 million shares of common stock were outstanding during fiscal year 2000 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price during the period. There were no antidilutive shares in fiscal years 2002 or 2001.

13.     Financial Instruments

As of June 30, 2002 and 2001, the fair values of our revolving credit balances and other variable-rate debt instruments approximated the related carrying values. The fair values of our fixed-rate debt instruments also approximated the related carrying values, as determined based upon relative changes in our variable borrowing rates, whether the borrowings occurred recently or if the borrowings were repaid after the fiscal year ended. As of June 30, 2002, we estimated the fair value of our 3.5% Notes at approximately $406 million, based on the trading price on that day.

In June 1998, Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) was issued. The statement requires us to record all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. We adopted SFAS 133 effective July 1, 2000.

In order to manage interest costs and exposure to changing interest rates related to our $450 million revolving line of credit, we held two interest rate hedges initiated in December 1998. Each hedge was designated a cash flow hedge and was structured such that we paid a fixed rate of interest of 4.54% on amounts owed under the revolving line of credit up to the notional amount, and received a floating rate of interest based on one month LIBOR. The notional amount of the two hedges totaled $100 million, and expired in December 2001. Changes in the fair value of the interest rate hedges, net of tax effect, is reflected in accumulated other comprehensive income as of June 30, 2001.

We held a single investment in a marketable security during fiscal year 2002. To protect ourselves from the volatility of the value of this marketable security investment, we entered into a no-cost collar agreement in June 2001, which

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

matured in June 2002. The collar, a fair value hedge, was structured so that all fluctuations in the price of the marketable security above or below 100% or 102.5% of its value on the date the collar was entered into were hedged. This marketable security investment was liquidated in June 2002, and the related collar was terminated.

14.     Related Party Transactions

Effective April 1996, we sold ACS Merchant Services, Inc. (“Merchant Services”), a start-up operation of the electronic commerce business line, to a former officer and director for consideration in the form of a note receivable of $0.5 million. There was no gain or loss recognized on the sale. Simultaneous with the sale, we contributed an additional $1.5 million and the unpaid balance of an intercompany note due from Merchant Services of approximately $0.7 million in exchange for 1,000 shares of Merchant Services’ 5% cumulative convertible preferred stock, which was convertible after five years into approximately 55% of the ownership of Merchant Services on a fully diluted basis, with 44% of the voting common stock and 100% of the non-voting common stock. During fiscal year 2000, we provided guarantees to two banks on Merchant Services’ debt up to $9.0 million. In July 2000, we completed the sale of our convertible preferred stock investment in Merchant Services for $15.0 million, resulting in a non-operating pretax gain of approximately $12.8 million.

As of June 30, 2002, we held a minority preferred stock interest in DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (“DDH”). Our Chairman owns a majority voting interest in DDH and two of our officers, our President and our General Counsel, along with our Chairman were directors of DDH. DDH has a $48 million line of credit with Citicorp USA, Inc., for which we and our Chairman, in exchange for warrants to acquire additional voting stock, acted as guarantors. In addition, we obtained access to corporate aircraft at favorable rates in consideration of our guaranty. ACS guaranteed up to $11.5 million of the line of credit and our Chairman guaranteed up to $17.5 million of the line of credit.

Subsequent to June 30, 2002, our Chairman assumed in full ACS’ guaranty obligations to Citicorp and our guaranty to Citicorp was released in full at no cost to us. Our minority preferred stock interest and warrants (with a recorded value of $100 thousand at June 30, 2002) in DDH were cancelled. We have no further contingent liability related to DDH debt and no ownership interest in DDH. Our officers, other than the Chairman, are no longer directors of DDH.

In August 2001 we purchased a Challenger 600 aircraft from DDH for a purchase price of $8.5 million, which included interior and exterior refurbishment of the aircraft. As of June 30, 2002, the purchase price for the aircraft was paid in full and refurbishment was near completion, and subsequent to June 30, 2002, this aircraft was delivered to us. During fiscal year 2002, we paid DDH approximately $1.0 million for chartered aircraft flights at favorable rates. In July 2002, we purchased $1.0 million in prepaid charter flights at favorable rates from DDH.

15.     Commitments and Contingencies

We have various operating lease agreements for information technology equipment and facilities. A summary of the lease commitments under noncancelable operating leases at June 30, 2002 is as follows (in thousands):

Year ending June 30,

2003	$74,630
2004	55,365
2005	42,236
2006	33,375
2007	23,358
Thereafter	57,717

$286,681

Lease expense for information technology equipment and facilities was approximately $117.6 million, $81.2 million, and $80.8 million for the years ended June 30, 2002, 2001 and 2000, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by 21 former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, “GSA/FTSA”). The GSA/FTSA employees alleged that they were entitled to the value of 803,082 shares of our stock (adjusted for February 2002 stock split) pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former technology outsourcing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which includes attorneys’ fees and pre-judgment interest, but excludes additional attorneys’ fees of approximately $0.9 million and post-judgment interest at the statutorily mandated rate of 10% per annum, which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. The judgment was appealed by the plaintiffs and us.

On August 29, 2002, the Fourteenth Court of Appeals, Houston, Texas, reversed the trial court’s judgment and remanded the case to the trial court for further proceedings. However, the court of appeals affirmed the trial court judgment in part as to one of the plaintiffs. The court of appeals also held that the trial court did not err in dismissing certain of our affirmative defenses at a pretrial conference. We intend to file a motion for rehearing with the court of appeals in September 2002, and, if necessary, to file an appeal with the Texas Supreme Court. We expect the plaintiffs to file such motions and appeals as well. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs’ claims, and accordingly, have not accrued any amount on our balance sheet related to the lawsuit. We would be subject to a material charge if the Texas Supreme Court upon appeal were to reverse the decision of the court of appeals and affirm the trial court judgment.

Government contracts are subject to review and audit by various governmental authorities in the normal course of our business. Cost audits have been completed through fiscal 1999 for a majority of the federal government business operations. In management’s opinion, any such reviews and the results of cost audits for subsequent fiscal years will not have a material effect on our financial position or results of operations.

We are subject to certain other legal proceedings, claims and disputes that arise in the ordinary course of business. Although we cannot predict the outcomes of these legal proceedings, management does not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity. However, if unfavorably resolved, these proceedings could have a material adverse effect on our financial position, results of operations and liquidity.

16.     Impairment, Merger Expenses, and Other Charges

During the third quarter of fiscal 2002, we recorded a $7.4 million loss ($4.7 million, net of tax) in other non-operating expense associated with a write-down of a cost basis investment to its estimated realizable value. In the second quarter of fiscal 2002, we recorded a $1.0 million loss on a long-term investment we received in the December 1998 acquisition of BRC Holdings, Inc.

Included in tax expense in the third quarter of fiscal 2002 is a one-time tax benefit of approximately $4.3 million resulting primarily from recently enacted federal income tax rules that provide for a larger tax deduction associated with our June 2000 divestitures and deferred tax adjustments to reflect realization of tax deductions for which their probability is no longer uncertain.

During the first quarter of fiscal 2001, we recorded a $12.8 million gain in other non-operating income related to the sale of a non-strategic minority investment in ACS Merchant Services, Inc. (see Note 14). Also, during the quarter, we recorded a $10.4 million charge in connection with the termination of certain hardware leases and disaster recovery contracts (reflected in rent, lease and maintenance expense) and a $2.1 million charge for non-recurring litigation and the writedown of property held-for-sale (reflected in other operating expenses).

During the fourth quarter of fiscal 2000 and as a result of our periodic review of the net realizable value of intangible assets, we recorded a pretax impairment charge of approximately $8.3 million for certain intangible assets, primarily customer relationships. The impairment charge was calculated based on discounted net cash flows.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the fourth quarter of fiscal 2000, we recorded a pretax charge of approximately $15.4 million for estimated losses on contracts, a non-recurring charge related to a contractual dispute with a client, non-recurring litigation, and severance. These losses were recorded in the following income statement categories: Wages and benefits – approximately $5.0 million; services and supplies – approximately $3.0 million; rent, lease and maintenance – approximately $0.1 million; depreciation and amortization – approximately $0.3 million; and other operating expenses – approximately $7.1 million.

In the third quarter of fiscal 2000, we recorded a $1.8 million net gain related to the divestiture of a minority investment, which was recorded in other non-operating income.

In the second quarter of fiscal 2000, we recorded a $3.0 million pretax charge in connection with the consolidation of certain business process outsourcing operations. These expenses include approximately $2.6 million related to duplicate software and production facilities (reflected in rent, lease and maintenance expense), $0.2 million of unamortized leasehold improvements and write-offs of excess equipment (reflected in depreciation and amortization expense) and $0.2 million for severance payments for reductions in staff (reflected in wages and benefits expense).

17.     Divestitures, Assets Held for Sale, and Associated Impairments

During the first quarter of fiscal 2001, we received proceeds of $15.0 million and recorded a $12.8 million gain in other non-operating income related to the sale of a non-strategic minority investment in ACS Merchant Services, Inc.

In May 2000, we completed and executed a plan to divest certain non-strategic operations in order to focus on our core information technology outsourcing and business process outsourcing operations. When completed, this plan resulted in divestitures comprising approximately 15% of fiscal year 2000 revenues.

In June 2000, we completed the sale of business units consisting primarily of our ATM processing business and two other smaller professional services businesses. The total cash proceeds from these transactions were approximately $180.6 million and resulted in a net pretax gain of approximately $85.8 million. The proceeds from these transactions were fully collected during July and August 2000. We also signed a letter of intent to sell our commercial staffing business for cash proceeds of approximately $46 million and initiated plans to sell two other business units with expected cash consideration of approximately $1.3 million. In connection with the sale of our commercial staffing business, we recorded an approximately $43.9 million pretax impairment charge for goodwill. In addition, we recorded an approximately $4.4 million pretax impairment charge for software and other intangibles associated with the other pending divestitures. As these divestitures were not final at June 30, 2000, we reclassified the net assets into the balance sheet caption “Net Assets Held for Sale”. The assets of these businesses were recorded at the expected proceeds less costs associated with the transactions. The sale of the commercial staffing business and two other business units were completed in the first quarter of fiscal year 2001.

18.     Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for reporting and display of comprehensive income and its components in financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes within a company’s equity.

In order to manage interest costs and exposure to changing interest rates, we held two interest rate hedges, designated as cash flow hedges, initiated in December 1998 and expired in December 2001. Each hedge was structured such that we paid a fixed rate of interest of 4.54%, and received a floating rate of interest based on one month LIBOR. The notional amount of the two hedges totaled $100 million, and the fair market value of the two hedges at June 30, 2002 and 2001 is approximately $0 and ($0.4 million), respectively. The fair value of each interest rate hedge reflects termination cash value. As of June 30, 2001, the fair value of the interest rate hedges, net of tax benefit, is reflected in accumulated other comprehensive income.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We entered into a no-cost collar agreement in relation to our investment in a marketable security in June 2001, which was terminated in June 2002. The collar, a fair value hedge, was structured so that all fluctuations in the price of the marketable security above or below 100% or 102.5% of its value on the date the collar was entered into were hedged. We liquidated our investment in a marketable security as of June 30, 2002, and the related collar was terminated. As of June 30, 2002 and 2001, the collar had a fair market value of approximately $0 and $27 thousand, respectively, and is recorded in other current assets.

Our marketable security investment, which had a fair market value of approximately $1.3 million as of June 30, 2001, was sold in June 2002. Unrealized gains of approximately $84 thousand as of June 30, 2001 are recorded as a component of accumulated other comprehensive income. We recorded a $52 thousand gain on the sale in June 2002.

The components of comprehensive income are as follows (in thousands):

	Year ended June 30,

	2002	2001	2000

Net income	$229,596	$134,292	$109,312
Change in fair value of derivatives (net of ($139) and $139 tax, respectively)	216	(216)	—
Unrealized gain on marketable security	(84)	84	—

Comprehensive income	$229,728	$134,160	$109,312

19.     Segment Information

We are organized into commercial, state and local government, and the federal government segments due to the different operating environments of each segment, caused by different types of customers, differing economic characteristics, and the nature of regulatory environments. Within the commercial segment, we provide technology outsourcing, business process outsourcing, and systems integration services to clients in such industries as insurance, utilities, manufacturing, financial institutions, telecommunications, healthcare, retail, and transportation. In the state and local government segment, we are a business process outsourcing provider to state and local governments. In the federal government segment, we provide systems integration services, business process outsourcing, and technology outsourcing to federal agencies.

The segments presented in fiscal year 2002 differ and are expanded from the segments previously presented. In fiscal year 2001 and prior, we reported our results of operations in two segments: commercial and federal government. The commercial segment included our state and local government customers. In fiscal year 2002, the acquisition of IMS and the growth in our state and local government business necessitated the review of whether our former segments met the reporting criteria under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). We determined that our state and local government operations met the definition of a segment in accordance with SFAS 131. Prior period reporting has been restated to conform to the new segment reporting.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). Intersegment sales and transfers are priced as if the sales or transfers were to third parties. However, these amounts during the three years presented were immaterial to the individual segments.

We use earnings before interest and taxes (operating income) to measure segment profit. Segment operating income includes selling, general and administrative expenses directly attributable to that segment. Corporate includes general and administrative services shared by all of our segments such as treasury, legal, corporate accounting, human resources, and facilities. Where practical, shared expenses are allocated based on measurable drivers of expense (e.g., human resource costs are allocated based on headcount).

Certain reclassifications have been made to the segment disclosures as the result of changes to our operating structure. Prior years’ results have been restated for comparison purposes.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables reflect the results of the segments consistent with our management system (in thousands):

		State and Local	Federal
	Commercial	Government	Government	Corporate	Consolidated

Fiscal 2002
Revenues	$1,008,766	$1,242,817	$811,335	$—	$3,062,918
Operating expenses	807,923	987,341	727,783	28,753	2,551,800

EBITDA(c)	200,843	255,476	83,552	(28,753)	511,118
Depreciation and amortization expense (excluding goodwill amortization)	57,307	33,170	17,894	2,115	110,486
Goodwill amortization expense	—	—	—	—	—

Operating income	$143,536	$222,306	$65,658	$(30,868)	$400,632

Total assets	$1,250,139	$1,640,182	$424,976	$88,270	$3,403,567

Capital expenditures	$44,152	$61,005	$28,380	$10,869	$144,406

Fiscal 2001
Revenues	$964,694	$351,199	$747,666	$—	$2,063,559
Operating expenses(a)	780,182	268,935	676,728	20,371	1,746,216

EBITDA(c)	184,512	82,264	70,938	(20,371)	317,343
Depreciation and amortization expense (excluding goodwill amortization)	45,587	10,067	11,795	1,700	69,149
Goodwill amortization expense	9,983	9,767	4,718	—	24,468

Operating income	$128,942	$62,430	$54,425	$(22,071)	$223,726

Total assets	$666,726	$504,325	$392,391	$328,245	$1,891,687

Capital expenditures	$55,392	$24,160	$15,268	$4,250	$99,070

Fiscal 2000
Revenues	$1,104,758	$239,913	$617,871	$—	$1,962,542
Operating expenses (excluding impairment charges)(a)	929,596	184,182	568,252	15,781	1,697,811
Impairment charges(b)	56,571	—	—	—	56,571

EBITDA(c)	118,591	55,731	49,619	(15,781)	208,160
Depreciation and amortization expense (excluding goodwill amortization)	47,278	5,444	9,342	1,115	63,179
Goodwill amortization expense	11,808	7,227	2,538	—	21,573

Operating income	$59,505	$43,060	$37,739	$(16,896)	$123,408

Total assets	$905,168	$316,037	$357,836	$77,405	$1,656,446

Capital expenditures	$57,809	$5,295	$6,778	$1,666	$71,548

(a)	Operating expenses during fiscal 2001 include a $10.4 million charge in connection with the termination of certain hardware leases and disaster recovery contracts and a $2.1 million charge for non-recurring litigation costs and the writedown of property held-for-sale. Operating expenses during fiscal year 2000 include a $15.4 million charge ($7.1 million relates to the federal government segment), associated with loss contracts, a non-recurring charge related to a contractual dispute with a client, non-recurring litigation, and severance (see Note 16). Operating expenses during fiscal year 2000 in the commercial segment also include a $3.0 million charge in connection with the consolidation of certain business process outsourcing operations (see Note 16).

(b)	Impairment charges of $48.3 million during fiscal year 2000 result from the writedown of goodwill and other intangibles to estimated market value associated with divestitures not completed at June 30, 2000 (see Note 17). In addition, certain other intangibles, primarily customer relationships, were written down based on discounted net cash flows in the amount of $8.3 million (see Note 17).

(c)	EBITDA consists of earnings before interest income, interest expense, other non-operating income and expense, income taxes, depreciation, and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of a company’s performance or to cash flows from operating activities as a measure of liquidity. Our measure of EBITDA may not be comparable to similarly titled measures of other companies.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following reconciles consolidated operating income to pretax profit (in thousands):

	Year ended June 30,

	2002	2001	2000

Consolidated operating income	$400,632	$223,726	$123,408
Interest expense	(30,619)	(23,742)	(23,979)
Net gain on divestitures	—	—	85,846
Other non-operating income (expense), net	(9,557)	21,076	9,995

Consolidated pretax profit	$360,456	$221,060	$195,270

Over 99% of our consolidated revenues are derived from domestic clients. In fiscal years ended 2002, 2001, and 2000, no single customer exceeded 10% of our revenues.

20.     Quarterly Results of Operations (unaudited)

     (in thousands, except per share amounts)

	Quarter ended

	Fiscal 2002				Fiscal 2001

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2002	2002	2001	2001	2001	2001	2000	2000

Revenues	$856,785	$800,687	$750,427	$655,019	$550,477	$533,574	$500,882	$478,626
Operating income	116,328	105,341	97,421	81,542	63,059	61,767	56,727	42,173	(a)
Net income	68,093	62,030	55,560	43,913	36,552	35,193	31,992	30,555	(a)
Earnings per common share (basic)	$.52	$.51	$.47	$.43	$.36	$.35	$.32	$.31
Weighted average shares outstanding	131,871	122,795	118,572	101,580	100,614	99,928	99,622	98,876
Earnings per common share assuming dilution	$.49	$.46	$.42	$.39	$.33	$.32	$.29	$.29
Weighted average shares outstanding assuming dilution	143,215	142,776	140,692	123,344	122,378	117,346	113,762	112,414

(a)	The first quarter of fiscal 2001 includes a $12.8 million gain in other non-operating income related to the sale of a non-strategic minority investment in ACS Merchant Services, Inc. Also during the quarter, we recorded a $10.4 million charge in connection with the termination of certain hardware leases and disaster recovery contracts and a $2.1 million charge for non-recurring litigation costs and the writedown of property held-for-sale.

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Stockholders of
Affiliated Computer Services, Inc.:

Our audits of the consolidated financial statements referred to in our report dated July 30, 2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(b) of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
July 30, 2002

Affiliated Computer Services, Inc.
Schedule II – Valuation and Qualifying Accounts
For the Years Ended June 30, 2002, 2001 and 2000
(in thousands)

	Balance		Balances of			Balance
	at Beginning	Charged to Costs	Divested			at End
Description	of Period	And Expenses	Businesses(1)	Deductions		of Period

Year ended June 30, 2002
Deducted from asset accounts:
Accounts receivable	$5,620	$3,283	$—	$(1,947	)(2)	$6,956
Property and equipment, software	216,810	88,332	—	(22,291	)(3)	282,851
Other intangible assets	39,395	22,097	—	(6,170)		55,322

Total	$261,825	$113,712	$—	$(30,408)		$345,129

Year ended June 30, 2001
Deducted from asset accounts:
Accounts receivable	$4,646	$2,062	$—	$(1,088	)(2)	$5,620
Property and equipment, software	165,558	56,628	—	(5,376	)(3)	216,810
Goodwill	51,771	24,468	—	(412	)(3)	75,827
Other intangible assets	28,568	12,521	—	(1,694	)(3)	39,395

Total	$250,543	$95,679	$—	$(8,570)		$337,652

Year ended June 30, 2000
Deducted from asset accounts:
Accounts receivable	$4,633	$7,295	$(794)	$(6,488	)(2)	$4,646
Property and equipment, software	139,000	49,975	(14,523)	(8,894	)(3)	165,558
Goodwill	41,779	21,573	(11,581)	—	(3)	51,771
Other intangible assets	25,006	13,204	(2,351)	(7,291	)(3)	28,568

Total	$210,418	$92,047	$(29,249)	$(22,673)		$250,543

(1)	Allowances associated with divested and held-for-sale business units at June 30, 2000.

(2)	Uncollectible accounts written off, net of recoveries and allowances of acquired businesses.

(3)	Retirements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 13 is incorporated by reference from our definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statements, Financial Schedules and Reports on Form 8-K

(a)	Financial Statements and Financial Schedules

The following consolidated financial statements of Affiliated Computer Services, Inc. and Subsidiaries are included in Part II, Item 8:

Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

(b)	The following financial schedule of Affiliated Computer Services, Inc. and Subsidiaries is included in Part II, Item 8:

Schedule II – Valuation and Qualifying Accounts

(c)	Reports on Form 8-K

On May 16, 2002, ACS filed a Current Report on Form 8-K announcing the signing of a definitive agreement to acquire the stock of AFSA Data Corporation.

On June 10, 2002, ACS filed a Current Report on Form 8-K announcing the acquisition of AFSA Data Corporation.

(d)	Exhibits

Reference is made to the Index to Exhibits beginning on page 60 for a list of all exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized representative.

Affiliated Computer Services, Inc.
Date: September 18, 2002

	By:	/s/ Warren D. Edwards

Warren D. Edwards Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of September 2002.

Signature	Title

/s/ Darwin Deason (Darwin Deason)	Director, Chairman of the Board

/s/ Jeffrey A. Rich (Jeffrey A. Rich)	Director and Chief Executive Officer

/s/ Mark A. King (Mark A. King)	Director, President and Chief Operating Officer

/s/ Warren D. Edwards (Warren D. Edwards)	Executive Vice President and Chief Financial Officer

/s/ Henry G. Hortenstine (Henry G. Hortenstine)	Director, Executive Vice President

/s/ William L. Deckelman, Jr. (William L. Deckelman, Jr.)	Director, Executive Vice President, Corporate Secretary and General Counsel

/s/ Peter A. Bracken (Peter A. Bracken)	Director

/s/ Joseph P. O’Neill (Joseph P. O’Neill)	Director

/s/ Frank A. Rossi (Frank A. Rossi)	Director

/s/ Clifford M. Kendall (Clifford M. Kendall)	Director

Certification
pursuant to and in connection with the
Annual Reports on Form 10-K
to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended

     I, Jeffrey A. Rich, Chief Executive Officer of Affiliated Computer Services, Inc. (the “Registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K of the Registrant for the fiscal year ending June 30, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Date: September 18, 2002	/s/ Jeffrey A. Rich Jeffrey A. Rich, Chief Executive Officer of Affiliated Computer Services, Inc.

Note:	The above certificate is for an annual report for the period ending prior to August 29, 2002. Pursuant to and in accordance with the transition rules promulgated by the Securities and Exchange Commission, paragraphs 4, 5 and 6 of the form of certification required under Sections 13 and 15(d) of the Securities and Exchange Act of 1934, as amended, have been excluded from the above certificate.

Certification
pursuant to and in connection with the
Annual Reports on Form 10-K
to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended

     I, Warren D. Edwards, Executive Vice President and Chief Financial Officer of Affiliated Computer Services, Inc. (the “Registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K of the Registrant for the fiscal year ending June 30, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Date: September 18, 2002	/s/ Warren D. Edwards Warren D. Edwards, Executive Vice President and Chief Financial Officer of Affiliated Computer Services, Inc.

Note:	The above certificate is for an annual report for the period ending prior to August 29, 2002. Pursuant to and in accordance with the transition rules promulgated by the Securities and Exchange Commission, paragraphs 4, 5 and 6 of the form of certification required under Sections 13 and 15(d) of the Securities and Exchange Act of 1934, as amended, have been excluded from the above certificate.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

2.1	Agreement and Plan of Merger, dated as of September 20, 1997, by and among the Company, ACS Acquisition Corp. and Computer Data Systems, Inc., filed as Exhibit 2.1 to the Company’s Form S-4 (Registration No. 333-40351) (“Form S-4”) and incorporated herein by reference.

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 dated March 30, 2001 (Registration No. 333-58038) (“Form S-3”) and incorporated herein by reference.

3.2	Bylaws of the Company, as amended and in effect on May 3, 2000, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

4.1	Form of New Class A Common Stock Certificate, filed as Exhibit 4.3 to the Company’s Form S-1 (Registration No. 333-79394) (“Form S-1”) and incorporated herein by reference.

4.2	Rights Agreement, dated April 2, 1999, between the Company and First City Transfer Company, as Rights Agent, filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated May 19, 1999 and incorporated herein by reference.

4.3	Indenture, dated as of March 20, 1998, between Affiliated Computer Services, Inc., as issuer and U.S. Trust Company of Texas, N.A. as trustee, filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.

4.4	Registration Rights Agreement, dated as of March 17, 1998, between Affiliated Computer Services, Inc. and Goldman, Sachs & Co., Bear, Stearns & Co. Inc., Smith Barney Inc., Hambrecht & Quist LLC, Donaldson, Lufkin & Jenrette Securities Corporation and Prudential Securities Incorporated, filed as Exhibit 4.2 to the Company’s Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.

4.5	Indenture dated as of February 21, 2001, by and between the Company, as Issuer, and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006, filed as Exhibit 4.1 to the Company’s Form S-3 and incorporated herein by reference.

4.6	Registration Rights Agreement, dated February 21,2001, by and between the Company and Goldman, Sachs & Co., as representative of the several purchasers named therein relating to the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006, filed as Exhibit 4.4 to the Company’s Form S-3 and incorporated herein by reference.

4.7	Specimen Note for the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006, filed as Exhibit 4.2 to the Company’s Form S-3 and incorporated herein by reference.

4.8	Amendment No. 1 to First Amended and Restated Rights Agreement dated as of February 5, 2002, by and between the Company and First City Transfer Company, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2002 and incorporated herein by reference.

10.1	Amended Stock Option Plan of the Company, filed as Exhibit 10.1 to the Company’s Form S-1 and incorporated herein by reference.

10.2	1997 Stock Incentive Plan of the Company, filed as Appendix to the Company’s Joint Proxy Statement / Prospectus filed as Form 14A dated November 14, 1997 and incorporated herein by reference.

Exhibit
Number	Exhibit Name

10.3	Reciprocal Services Agreement, dated June 30, 1994, between the Company and Precept, filed as Exhibit 10.15 to the Company’s Form S-1 and incorporated herein by reference.

10.4	Mutual Indemnification Agreement, dated June 30, 1994, between the Company and Precept, filed as Exhibit 10.18 to the Company’s Form S-1 and incorporated herein by reference.

10.5	Stockholders Tax Indemnification Agreement, dated June 30, 1994, between the Company and the Stockholders named therein, filed as Exhibit 10.19 to the Company’s Form S-1 and incorporated herein by reference.

10.6	Form of Directors Indemnification Agreement, filed as Exhibit 10.20 to the Company’s Form S-1 and incorporated herein by reference.

10.7	Credit Agreement dated December 15, 1995 the Company, Bank One, Texas, N.A., as Documentation Agent and Co-Agent, First Interstate Bank of Texas N.A., as Administrative Agent and Co-Agent and Certain Lenders filed as Exhibit 10.1 to the Company’s Third Quarter Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

10.8	Restated Credit Agreement dated June 20, 1996 between the Company, Borrower, Wells Fargo Bank (Texas), N.A., Agent, Bank One, Texas, N.A., Co-Agent, and Certain Lenders for $160 million Revolving Facility filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

10.9	First Amendment to Restated Credit Agreement dated July 29, 1997 the Company, Wells Fargo Bank (Texas) N.A., Agent; Bank One, Texas, N.A., Co-Agent; and Certain Lenders for $200 million Revolving Facility filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.

10.10	Second Amendment to Restated Credit Agreement dated March 20, 1998 between the Company, Wells Fargo Bank (Texas) N.A., Agent; Bank One, Texas, N.A., Co-Agent; and Certain Lenders for $200 million Revolving Credit Facility filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.

10.11	Third Amendment to Restated Credit Agreement dated September 24, 1999 between the Company; Wells Fargo Bank (Texas), N.A., Agent; Bank One, Texas, N.A., Co-Agent; and certain Lenders for $200 million Revolving Credit Facility filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.12	Credit Agreement dated September 27, 1999 between the Company; Wells Fargo Bank (Texas), N.A., Agent and Arranger; and certain Lenders for $50 million Revolving Credit Facility filed as Exhibit 10.12 to the company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.13	First Amendment to Credit Agreement dated February 24, 2000 between the Company; Wells Fargo Bank (Texas), N.A., Agent and Arranger; and certain lenders for $50 million Revolving Credit Facility filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30,2000 and incorporated herein by reference.

10.14	Credit Agreement dated May 12, 2000 between the Company; Wells Fargo Bank Texas, National Association, Administrative Agent and Co-Lead Arranging Agent; Bank One, N.A., Syndication Agent and Co-Lead Arranging Agent; SunTrust Bank, Documentation Agent: The Bank of Tokyo-Mitsubishi, Ltd., Co-Agent; and certain Lenders and certain Subsidiary Guarantors for $450 million Revolving Credit Facility filed as Exhibit 10.14 to the Company’s Annual Report on form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

Exhibit
Number	Exhibit Name

10.15	Form of Severance Agreement by and between the Company and Certain Executive Officers of the Company filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.

10.16	U.S. Department of Education Contract No. PM94017001 (portions of which are subject to an Order for Confidential Treatment pursuant to Rule 24b-2) included as an exhibit to the Form 10-Q/A filed August 24, 1994 by ACS Government Solutions, Inc. (formerly known as Computer Data Systems, Inc.) and incorporated herein by reference.

10.17	Supplemental Executive Retirement Agreement by and between the Company and the Company’s Chairman of the Board filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.

10.18	Employment Agreement by and between the Company and the Company’s Chairman of the Board filed as Exhibit 10.(iii)(A) to the Company’s Third Quarter Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

10.19	Guaranty of Affiliated Computer Services, Inc. of Citibank loan to DDH Aviation filed as Exhibit 1.0.1 to the Company’s Form 10-Q for the period ended December 31, 2000 and incorporated herein by reference.

10.20	Stock Purchase Agreement dated as of August 18, 2001 by and among Lockheed Martin Corporation, Lockheed Martin Investments, Inc., and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2001 and incorporated herein by reference.

10.21	Credit Agreement dated August 24, 2001 between the Company as borrower, Bear Stearns Corporate Lending Inc. as Administrative Agent and Syndication Agent, Bear, Stearns & Co., Inc. as Bookrunner and Co-Lead Arranger, Wells Fargo Bank Texas, National Association as Documentation Agent and Co-Lead Arranger, certain lenders and certain subsidiary guarantors, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 29, 2001 and incorporated herein by reference.

10.22	Second Amendment to the Credit Agreement and Consent dated August 10, 2001 between the Company as Borrower, Wells Fargo Bank Texas, National Association as Administrative Agent and Co-Lead Arranging Agent for Lenders, Bank One N.A. as Syndication Agent and Co-Lead Arranging Agent for Lenders, SunTrust Bank as Documentation Agent for Lenders and The Bank of Tokyo-Mitsubishi, LTD. as Co-Agent for Lenders and subsidiary guarantors, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 29, 2001 and incorporated herein by reference.

10.23	Stock Purchase Agreement dated May 16, 2002 by and among Fleet National Bank, Fleet Holding Corp. and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 10, 2002 and incorporated herein by reference.

10.24	Credit Agreement dated June 10, 2002 between the Company as Borrower, Goldman Sachs Credit Partners L.P. as Co-Lead Arranger, Sole Bookrunner and Sole Syndication Agent, Wells Fargo Bank Texas, National Association as Co-Lead Arranger and Administrative Agent, certain lenders and certain subsidiary guarantors, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 10, 2002 and incorporated herein by reference.

• 10.25	Revolving Credit Agreement dated as of September 12, 2002 among the Company and other borrowers from time to time party hereto, Wells Fargo Bank, National Association as Co-Lead Arranger and Sole Book Runner, JP Morgan Chase Bank as Co-Lead Arranger, Wells Fargo Bank Texas, National Association as Administrative Agent, JP Morgan Chase Bank And Bank One, N.A. as Co-Syndication Agents and Key Corporate Capital, Inc. And The Bank Of Tokyo-Mitsubishi, Ltd. as Co-Documentation Agents

Exhibit
Number	Exhibit Name

• 21.1	Subsidiaries of the Company

• 23.1	Consent of PricewaterhouseCoopers LLP

• Filed herewith