Form 10-Q
period 2002-09-30
AFFILIATED COMPUTER SERVICES INC
filed 2002-11-14
CIK 2135

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

     (Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 2002

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	November 11, 2002

Class A Common Stock, $.01 par value	125,557,389
Class B Common Stock, $.01 par value	6,599,372

132,156,761

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

INDEX

		PAGE
PART I	FINANCIAL INFORMATION	NUMBER

Item 1	Consolidated Financial Statements:

	Consolidated Balance Sheets at September 30, 2002 and
	June 30, 2002	1

	Consolidated Statements of Income for the Three Months
	Ended September 30, 2002 and 2001	2

	Consolidated Statements of Cash Flows for the Three Months
	Ended September 30, 2002 and 2001	3

	Notes to Consolidated Financial Statements	4 – 8

Item 2	Management's Discussion and Analysis of Financial Condition and	9 – 16
	Results of Operations

Item 4	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 4	Submission of Matters to a Vote of Stockholders	17

Item 5	Other Information	18

Item 6	Exhibits and Reports on Form 8-K	18

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	June 30,
	2002	2002
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$53,309	$33,814
Accounts receivable, net	740,732	736,471
Inventory	8,261	9,740
Prepaid expenses and other current assets	82,633	94,464

Total current assets	884,935	874,489

Property, equipment and software, net	411,941	394,830
Goodwill, net	1,846,467	1,846,482
Intangibles, net	239,616	234,287
Long-term investments and other assets	61,793	53,479

Total assets	$3,444,752	$3,403,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$75,141	$72,858
Accrued compensation and benefits	89,625	125,290
Other accrued liabilities	197,709	210,003
Income taxes payable	36,063	20,452
Deferred taxes	8,036	7,344
Current portion of long-term debt	944	1,330
Current portion of unearned revenue	43,010	48,636

Total current liabilities	450,528	485,913

Convertible notes	316,990	316,990
Long-term debt	382,288	391,243
Deferred taxes	108,598	95,394
Other long-term liabilities	21,358	18,607

Total liabilities	1,279,762	1,308,147

Stockholders’ equity:
Class A common stock	1,255	1,254
Class B common stock	66	66
Additional paid-in capital	1,330,848	1,330,533
Retained earnings	832,821	763,567

Total stockholders’ equity	2,164,990	2,095,420

Total liabilities and stockholders’ equity	$3,444,752	$3,403,567

The accompanying notes are an integral part of consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	September 30,

	2002	2001

Revenues	$897,876	$655,019
Expenses:
Wages and benefits	402,899	296,873
Services and supplies	241,785	172,871
Rent, lease and maintenance	84,335	72,880
Depreciation and amortization	36,142	24,415
Other operating expenses	13,060	6,438

Total operating expenses	778,221	573,477

Operating income	119,655	81,542

Interest expense	7,054	12,599
Other non-operating expense (income), net	1,472	(1,316)

Pretax profit	111,129	70,259

Income tax expense	41,673	26,346

Net income	$69,456	$43,913

Earnings per common share:

Basic	$.53	$.43

Diluted	$.50	$.39

Shares used in computing earnings per common share:

Basic	132,073	101,580

Diluted	142,984	123,344

The accompanying notes are an integral part of these financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$69,456	$43,913

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	36,142	24,415
Impairment of long-term investments	1,400	(274)
Other	1,710	405
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(15,143)	(44,661)
(Increase) decrease in inventory	750	(1,312)
Decrease in prepaid expenses and other current assets	5,396	3,478
Change in deferred taxes	13,717	5,635
(Increase) decrease in other long-term assets	(2,817)	1,740
Increase in accounts payable	2,282	6,267
Decrease in accrued compensation and benefits	(35,908)	(30,590)
Increase (decrease) in other accrued liabilities	(3,860)	7,234
Change in income taxes payable	16,635	19,883
Increase (decrease) in unearned revenue	(6,638)	1,952
Increase in other long-term liabilities	3,759	356

Total adjustments	17,425	(5,472)

Net cash provided by operating activities	86,881	38,441

Cash flows from investing activities:
Purchases of property, equipment and software, net of sales	(44,788)	(35,946)
Payments for acquisitions, net of cash acquired	(4,905)	(879,503)
Proceeds from divestitures, net of transaction costs	6,664	(1,701)
Proceeds from sale of investment	50	—
Additions to other intangible assets	(14,842)	(5,812)
Additions to notes receivable	(1,584)	(2,687)
Proceeds received on notes receivable	6,335	1,603

Net cash used by investing activities	(53,070)	(924,046)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	425,458	756,710
Repayments of debt	(439,066)	(87,248)
Proceeds from stock options exercised	589	7,734
Other	(1,297)	(1)

Net cash provided (used) by financing activities	(14,316)	677,195

Net increase (decrease) in cash and cash equivalents	19,495	(208,410)
Cash and cash equivalents at beginning of period	33,814	242,458

Cash and cash equivalents at end of period	$53,309	$34,048

The accompanying notes are an integral part of these financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. (“ACS”) and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 1000 company comprised of approximately 36,000 full-time equivalent employees in 47 countries providing business process and technology outsourcing solutions to commercial, state and local government and federal government clients.

The financial information presented should be read in conjunction with our consolidated financial statements for the year ended June 30, 2002. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year.

All share and per share information is presented after giving effect to the two-for-one stock split of our Class A and Class B common shares declared on January 22, 2002, paid on February 22, 2002 in the form of a stock dividend to shareholders of record as of February 15, 2002.

Significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2002. For discussion of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2.	DEBT

In September 2002, we entered into a new $875 million senior unsecured revolving credit facility with a term of 39 months. This new facility replaced our $450 million credit facility and the $375 million interim credit facility, which was used to fund the acquisition of AFSA Data Corporation (“AFSA”) in June 2002. The new revolving credit agreement provides for unsecured borrowings at rates and fees based upon ACS’ credit ratings; therefore rates will fluctuate based upon future changes. Currently borrowings bear interest at LIBOR plus 0.575%, a facility fee of 0.175% per annum on the committed amount of the facility plus a usage fee of 0.125% per annum on the total amount of outstanding borrowings. After March 2003, the usage fee will be applicable only when borrowings exceed $437.5 million. The agreement matures in December 2005 and contains certain covenants, including maintaining specific interest coverage and debt-to-total EBITDA ratios.

As of September 30, 2002, we had approximately $323 million available for use under the new facility, after giving effect to outstanding letters of credit of $170 million that secure certain contractual performance and other obligations.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the quarter ended September 30, 2002 are as follow (in thousands):

	State and
	Local
	Government	Commercial	Federal Government	Total

Balance as of June 30, 2002	$1,055,514	$654,744	$136,224	$1,846,482
Goodwill activity during the quarter	(1,015)	822	178	(15)

Balance as of September 30, 2002	$1,054,499	$655,566	$136,402	$1,846,467

Goodwill balances by segment as of June 30, 2002 have been restated to reflect a change in our internal organization that caused the composition of our reportable segments to change. Current quarter activity reflects the collection of indemnified amounts from the seller of a company acquired in fiscal year 2001, offset by additional transaction costs and other liabilities incurred related to the AFSA acquisition and other fiscal year 2002 acquisitions.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following information relates to our intangibles as of September 30, 2002:

	As of September 30, 2002 (in thousands)

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Acquired customer related intangibles	$146,785	$(19,539)
Customer related intangibles	95,440	(35,977)
All other	4,007	(1,900)

Total	$246,232	$(57,416)

Unamortized intangible asset:
Title plant	$50,800

Total	$50,800

Aggregate amortization:
For the quarter ended September 30, 2002		$8,786
Estimated amortization:
For the year ended June 30, 2003		$33,615
For the year ended June 30, 2004		$29,517
For the year ended June 30, 2005		$25,827
For the year ended June 30, 2006		$21,315
For the year ended June 30, 2007		$18,647

Amortization includes amounts charged to amortization expense for customer related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $1.2 million for the quarter is recorded as a reduction to related contract revenue. Amortization expense for the first quarter of fiscal 2003 includes approximately $4.0 million related to acquired customer related intangibles. Customer related intangibles are amortized over a weighted average of approximately 8 years. All other intangibles are amortized over a weighted average of 9 years.

4.	DERIVATIVES AND COMPREHENSIVE INCOME

We have adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and other non-owner changes in equity.

During fiscal year 2002, in order to manage interest costs and exposure to changing interest rates on our $450 million revolving credit agreement, we held two interest rate hedges, designated as cash flow hedges, which were initiated in December 1998. Both interest rate hedges expired in December 2001. Each hedge was structured such that we paid a fixed rate of interest of 4.54%, and received a floating rate of interest based on one month LIBOR. The fair value of each interest rate hedge reflected termination cash value and was reflected in “Accumulated other comprehensive income (net of tax).”

During fiscal year 2002, we held an investment in a marketable security. In order to manage the volatility of the value of our marketable security investment, we entered into a no-cost collar agreement in June 2001, which was settled and the investment sold in June 2002. The collar, a fair value hedge, was structured so that all fluctuations in the price of the marketable security above or below 100% or 102.5% of its value on the date the collar was entered into were hedged. The fair value of the collar was reflected in “Accumulated other comprehensive income (net of tax).”

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The components of comprehensive income are as follow (in the thousands):

	Three Months Ended
	September 30,

	2002	2001

Net income	$69,456	$43,913
Change in fair value of derivatives (net of tax effect of $0 and ($21), respectively)	—	(85)

Comprehensive income	$69,456	$43,828

5.	EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share,” the following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share after giving effect to the two-for-one stock split paid on February 22, 2002:

	Three Months Ended
	September 30,

	2002	2001

Numerator:
Numerator for earnings per share (basic)
Income available to common stockholders	$69,456	$43,913
Effect of dilutive securities:
Interest on 4% convertible debt, net of tax	—	1,537
Interest on 3.5% convertible debt, net of tax	2,054	2,052

Numerator for earnings per share assuming
Dilution – income available to common stockholders	$71,510	$47,502

Denominator:
Weighted average shares outstanding (basic)	132,073	101,580
Effect of dilutive securities:
4% convertible debt	—	10,780
3.5% convertible debt	7,298	7,298
Stock options	3,613	3,686

Total potential common shares	10,911	21,764

Denominator for earnings per share assuming dilution	142,984	123,344

Earnings per common share (basic)	$.53	$.43

Earnings per common share assuming dilution	$.50	$.39

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	SEGMENT INFORMATION

Based on the criteria set forth in Statement of Financial Accounting Standard No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we have three reportable segments: state and local government, commercial and federal government. Certain reclassifications have been made to the segment disclosure as the result of changes to our reporting structure. The following is a summary of certain financial information by reportable segment (in thousands):

	State and Local		Federal
	Government	Commercial	Government	Corporate	Consolidated

Quarter Ended September 30, 2002

Revenues	$402,677	$287,528	$207,671	$—	$897,876
Operating expenses	324,974	219,715	186,909	10,481	742,079

EBITDA(a)	77,703	67,813	20,762	(10,481)	155,797
Depreciation and amortization expense	11,921	18,600	5,017	604	36,142

Operating income	$65,782	$49,213	$15,745	$(11,085)	$119,655

Quarter Ended September 30, 2001

Revenues	$244,533	$220,310	$190,176	$—	$655,019
Operating expenses	190,229	182,692	171,525	4,616	549,062

EBITDA(a)	54,304	37,618	18,651	(4,616)	105,957
Depreciation and amortization expense	6,830	13,304	3,797	484	24,415

Operating income	$47,474	$24,314	$14,854	$(5,100)	$81,542

(a)	EBITDA consists of earnings before interest income, interest expense, other non-operating income and expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of a company’s performance or to cash flows from operating activities as a measure of liquidity. Our measure of EBITDA may not be comparable to similarly titled measures of other companies.

7.	RELATED PARTY TRANSACTIONS

As of June 30, 2002, we held a minority preferred stock interest in DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (“DDH”). Our Chairman owns a majority voting interest in DDH and our President and General Counsel, along with our Chairman were directors of DDH. At June 30, 2002, DDH had a $48 million line of credit with Citicorp USA, Inc., for which we and our Chairman, in exchange for warrants to acquire additional voting stock, acted as partial guarantors. In addition, we obtained access to corporate aircraft at favorable rates in consideration of its guaranty. We had guaranteed up to approximately $11.5 million of the line of credit and our Chairman guaranteed up to approximately $17.5 million of the line of credit.

Subsequent to June 30, 2002, our Chairman assumed in full our guaranty obligations to Citicorp and our guaranty to Citicorp was released in full. Our minority preferred stock interest and warrants (with a recorded value of $100,000 at June 30, 2002) in DDH were cancelled. We have no further contingent liability related to DDH debt and no ownership interest in DDH. Our officers, other than the Chairman, are no longer directors of DDH. In July 2002, we purchased $1.0 million in prepaid charter flights at favorable rates from DDH.

8.	ACQUISITIONS

In August 2001, we acquired 100% of the stock of Lockheed Martin IMS Corporation (“IMS”), a wholly owned subsidiary of Lockheed Martin Corporation, for approximately $825 million. The acquisition was funded from a $550 million 18-month interim credit facility, borrowings from our $450 million revolving credit facility, and existing cash on hand. The $550 million 18-month interim credit facility was repaid in October 2001 with the proceeds of our issuance of Class A common stock. IMS’ results have been included in our consolidated financial statements from the effective date of the acquisition, August 1, 2001.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2002 we acquired AFSA, a subsidiary of FleetBoston Financial Corporation, for approximately $410 million plus related transaction costs. The acquisition was funded with a combination of a $375 million 18-month interim credit facility, borrowings from our existing revolving credit facility, and existing cash on hand. The $375 million interim credit facility was repaid in September 2002 with the proceeds of our $875 million 39-month revolving credit facility (see Note 2). AFSA’s results of operations have been included in our consolidated financial statements from the effective date of the acquisition, June 1, 2002.

Pro forma Financial Information

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the IMS acquisition and the AFSA acquisition had occurred at the beginning of the period presented and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred at the beginning of the periods presented.

For the three months
ended September 30,

2001

Revenue	$744,701

Net income	53,654

Earning per common share:

Basic	$.53

Diluted	$.46

9.	NEW ACCOUNTING STANDARDS

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

Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. At its October 25, 2002 meeting, the EITF issued a tentative conclusion regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as Statement of Position 81-1, “Accounting for Performance of Construction - Type and Certain Production - Type Contracts” (“SOP 81-1”). The proposed EITF does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as for implementation or building of an information technology system or product to client specifications for a client under a long-term contract. Where an implementation or development project is contracted with a client, and the vendor will also provide services or operate the system over a period of time, EITF 00-21 provides the methodology for separating the contract elements and earnings processes. The provisions of EITF 00-21 are expected to be applicable on a prospective basis to transactions entered into in fiscal years beginning after December 15, 2002. We do not believe that EITF 00-21 will have a material impact on our financial position or results of operations.

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

GENERAL

In the quarter ended September 30, 2002, we signed new contracts with new clients and incremental business with existing clients representing $144 million of new annualized recurring revenue. Included in this amount was a $34 million per year five-year contract with the state of Ohio for Child Support Payment Processing. Over 80% of our bookings in the quarter ended September 30, 2002 were for business process outsourcing (“BPO”) services. Over two-thirds of our new business bookings were in the state and local government segment, reflecting continued demand in this segment for revenue enhancing or cost reducing solutions.

We closed no significant acquisitions in the quarter ended September 30, 2002. In the quarter ended September 30, 2001, we closed two transactions: the acquisition of Lockheed Martin IMS Corporation (“IMS”), a wholly-owned subsidiary of Lockheed Martin Corporation, which is now a part of our state and local government segment; and the acquisition of the business process outsourcing services unit of National Processing Company (“NPC”).

IMS, with its principal offices located in Washington D.C. and approximately 4,800 employees primarily throughout the United States, provides services to state and local government agencies in child support enforcement, welfare and workforce services, child care management, electronic toll collection, and other intelligent transportation services involving the trucking industry, photo enforcement of red-light and speeding violations, parking management, and information technology outsourcing. The transaction, valued at $825 million plus related transaction costs, was initially funded through a combination of a $550 million, 18-month interim credit facility, borrowings on our existing credit facility and existing cash on hand, which was repaid in October 2001 with proceeds from our issuance of Class A common stock. IMS’ operating results are included in our financial statements from the effective date of the acquisition, August 1, 2001.

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

In addition to the IMS and NPC acquisitions that were completed in the first quarter of fiscal year 2002, we acquired six other companies in fiscal year 2002, the most significant of which are discussed below.

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

In June 2002, we acquired AFSA Data Corporation (“AFSA”), a subsidiary of FleetBoston Financial Corporation, for approximately $410 million plus related transaction costs. AFSA is the nation’s largest educational services company, servicing a student loan portfolio of 8.1 million borrowers with outstanding loans of approximately $85 billion. Additionally, AFSA is a leading business process outsourcer for federal, state, and local governments for a variety of health and human services programs, including Medicare, Medicaid, children’s health insurance programs (CHIP), and welfare-to-workforce services. AFSA’s operating results are included in our financial statements from the effective date of the acquisition, June 1, 2002.

Our largest contract for services is with the Department of Education, for which we service student loans under the Department of Education’s Direct Student Loan program administered by its Office of Federal Student Aid (“FSA”). Revenues from this contract represent approximately 5% of our consolidated revenues. This contract was scheduled to run through September 30, 2003. In November 2001, the Department extended the contract term through September 30, 2006, with an option for further extension through September 30, 2007. This contract extension was to ensure that the Department’s current program and systems modernization initiative remains on schedule and to minimize cost and disruption to the program. In December 2001, Sallie Mae challenged the Department’s sole-source extension in a protest filed with the Department. The FSA took the position that the Sallie Mae protest was without merit and that the contract extension was lawful. In July 2002, the Department’s deciding official sustained the protest, concluding that further market research was needed to support the sole-source extension of our contract. However, the deciding official declined to rescind our contract extension and directed the FSA to analyze its direct loan servicing needs and procure the services in compliance with law. The deciding official’s decision stated that the Department could make a sole-source award to ACS if legally and factually justified. The Department is in the process of gathering market information to justify the contract extension. In a recent letter to industry participants regarding its market research, the Department stated that “market research is not a competition and no contract will be issued”, but that information gathered from this research “will be used to improve FSA’s knowledge of industry’s capabilities.” We expect that the FSA will have broad discretion in how it chooses to proceed in this matter and it could, among other things, elect to ratify the sole source extension, modify the contract extension term, or conduct a new competitive bid process. We believe we would be positioned very favorably in any competitive bid process because of our performance record with the Department and the delay that could result in the Department’s modernization initiative if another vendor were selected. However, there can be no assurance that the contract extension granted in 2001 will be sustained or that we would be awarded an extension in any competitive bid process.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

	Three Months Ended
	September 30,

	2002	2001

Revenues	100.0%	100.0%
Expenses:
Wages and benefits	44.9	45.3
Services and supplies	26.9	26.4
Rent, lease and maintenance	9.4	11.2
Depreciation and amortization	4.0	3.7
Other operating expenses	1.5	1.0

Total operating expenses	86.7	87.6

Operating income	13.3	12.4

Interest expense	0.8	1.9
Other non-operating expense (income), net	0.1	(0.2)

Pretax profit	12.4	10.7
Income tax expense	4.7	4.0

Net income	7.7%	6.7%

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2002 TO THE QUARTER ENDED SEPTEMBER 30, 2001

Revenues

Revenue increased $242.9 million, or 37%, to $897.9 million in the first quarter of fiscal year 2003 from $655.0 million in the first quarter of fiscal year 2002. Internal revenue growth was 20% while growth from acquisitions was 17%.

Revenues in our state and local government segment, which represents approximately 45% of first quarter fiscal year 2003 revenues, increased $158.1 million, or 65%, to $402.7 million in the first quarter of fiscal 2003 from $244.5 million in the first quarter of fiscal year 2002. Internal growth of 35% resulted from the ramp up of contracts signed in fiscal year 2002 in our state healthcare and welfare to workforce services businesses. In addition, internal growth also benefited from work performed under an interim contract related to the New Jersey EZ Pass project. The balance of growth in our state and local government segments was due to the full quarter impact of the August 2001 acquisition of IMS and the impact of other fiscal year 2002 acquisitions.

Revenues in our commercial segment, which represents approximately 32% of first quarter fiscal year 2003 revenues, increased $67.2 million, or 31%, to $287.5 million in the first quarter of fiscal 2003 from $220.3 million in the first quarter of fiscal 2002. After adjusting for the impact of units divested in fiscal year 2002, growth in our commercial segment was 36%. Of this increase, 15% was generated internally and the remainder was from our acquisition activity in fiscal year 2002.

Revenue in our federal government segment, which represents 23% of first quarter fiscal year 2003 revenues, increased $17.5 million to $207.7 million in the first quarter of fiscal 2003 from $190.2 million in the first quarter of fiscal 2002. After adjusting for the impact of units divested in fiscal year 2002, revenue growth in the federal government segment was 10%, of which 7% was from internal growth. Internal growth for the quarter was negatively impacted by the loss of the desktop services contract with the United States Senate, which was not renewed effective June 30, 2002 and represented approximately $18 million of revenue in fiscal year 2002.

Operating Expenses

As a percentage of revenue, operating expenses decreased 0.9% from 87.6% in the first quarter of fiscal 2002 to 86.7% in the first quarter of fiscal 2003. Operating expenses increased $204.7 to $778.2 million in the first quarter of fiscal 2003 from $573.5 million in the first quarter of fiscal 2002.

Wages and benefits increased $106.0 million, or 36% to $402.9 million. As a percentage of revenue, wages and benefits decreased 0.4% to 44.9%. The decrease is primarily related to increased revenues in transportation systems and services contracts in our state and local government segment that do not result in increased headcount and salaries, but are the result of rebillable services and supplies.

Services and supplies increased $68.9 million, or 40%. As a percentage of revenue, services and supplies increased 0.5% due to increased equipment sales and related direct costs on contracts in our state and local government and federal government segments in fiscal 2003, as well as costs associated with our pursuit of the potential transaction with Procter & Gamble Co., as negotiations were terminated in September 2002.

Rent, lease and maintenance increased $11.5 million, or 16%. As a percentage of revenue, rent, lease and maintenance decreased 1.8% due to the increase of BPO services in our revenue mix, which has a lower component of rent, lease and maintenance than traditional IT outsourcing.

Depreciation and amortization increased $11.7 million, or 48%. As a percentage of revenue, depreciation and amortization increased to 4.0% in fiscal 2003 from 3.7% in fiscal 2002 as a result of intangible asset amortization associated with recent acquisitions.

Other operating expenses increased $6.6 million, or 103%. As a percentage of revenue, other operating expenses increased 0.5%, primarily related to costs associated with our pursuit of the potential transaction with Procter & Gamble Co., bad debt expense, legal fees and other operating expenses.

Operating Margins

Our operating margins increased 0.9% from 12.4% in the first quarter of fiscal 2002 to 13.3% in the first quarter of fiscal 2003, due primarily to a larger percentage of BPO services in our revenue mix. BPO services typically have higher operating margins than traditional IT outsourcing services. Margins during the first quarter of fiscal year 2003 were negatively impacted by the $2.1 million of costs incurred in pursuing the potential transaction with Procter & Gamble, as negotiations were terminated in September 2002.

For the quarter ended September 30, 2002, operating margins by segment were approximately 16% for our state and local government segment, 17% for our commercial segment, and 8% for our federal government segment. For the quarter ended September 30, 2001, operating margins by segment were approximately 19% for our state and local government segment, 11% for our commercial segment and 8% for our federal government segment.

The increase in our commercial segment operating margins from the first quarter of fiscal year 2002 to the first quarter of fiscal year 2003 is primarily the result of a larger BPO mix obtained from acquisitions. The decrease in operating margins for our state and local government segment from the first quarter of fiscal year 2002 to the first quarter of fiscal year 2003 is primarily due to new business costs as well as the business mix of our revenue within the state and local government segment.

Interest expense

Interest expense decreased $5.5 million, or 44% in fiscal 2003 due to the conversion of our 4% Subordinated Convertible Notes to equity in March 2002 and approximately $1.5 million of one-time financing costs related to the IMS acquisition in the first quarter of fiscal year 2002.

Other non-operating (income) expense, net

Other non-operating (income) expense includes the $1.3 million writedown of a note receivable in the first quarter of fiscal 2003. Other non-operating (income) expense also includes interest income on cash and cash equivalents, which was $1.6 million higher in the first quarter of fiscal year 2002 than in the same period of fiscal year 2003.

Tax Expense

Our effective tax rate of approximately 37.5% in fiscal 2003 exceeds the federal statutory rate of 35% due primarily to the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing business operations through cash flows from operations and utilize excess cash flow combined with the issuance of debt and equity to finance our acquisition strategy. One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities.

During the first quarter of fiscal year 2003, we generated $86.9 million in cash flow from operations versus $38.4 million in the same period in fiscal year 2002. Free cash flow, defined as cash flows from operations less property, equipment and purchased software additions, was approximately $42.1 million for the first quarter of fiscal year 2003 as compared to approximately $2.5 million for the first quarter of fiscal year 2002. Historically, the first quarter of the year is our lowest quarter for operating cash flow due to the timing of annual incentive payments and interest payments.

During the first quarter of fiscal year 2003, we used $53.1 million for investing activities. This includes $44.8 million in fiscal year 2003 related to the purchase of property, equipment and software versus $35.9 million in the same period in fiscal year 2002. Our capital expenditures remain at approximately 5% of total revenues, which we believe is adequate to support our growing business and to meet contractual requirements. We used $4.9 million in cash for payments related to recent acquisitions, primarily the payment of transaction costs related to the AFSA acquisition in June 2002.

During the first quarter of fiscal year 2003, cash used by financing activities was $14.3 million. We entered into a new $875 million credit facility on terms generally similar to our existing credit facility, which was partially used to refinance the $375 million interim credit facility used to fund the AFSA acquisition and which replaced our existing $450 million credit facility.

As of September 30, 2002, we had approximately $700 million of long-term debt outstanding, which was primarily comprised of approximately $317 million of our 3.5% Convertible Subordinated Notes due February 15, 2006 and $382 million outstanding under our $875 million credit facility. At September 30, 2002, we had approximately $323 million available on our $875 million revolving credit facility after considering outstanding letters of credit of $170 million.

At September 30, 2002, we had cash and cash equivalents of $53.3 million compared to $33.8 million at June 30, 2002. Included in the cash balances were $5.8 million and $5.4 million at September 30, 2002 and June 30, 2002, respectively, of restricted cash held on behalf of governmental customers.

Our working capital increased to $434.4 million at September 30, 2002 from $388.6 million at June 30, 2002 due to increased cash balances from a strong quarter of operating cash flow and a reduction in accrued compensation related to our first quarter payout of annual incentive payments. Our current ratio, defined as total current assets divided by total current liabilities, was 2.0 and 1.8 at September 30, 2002 and June 30, 2002, respectively, and our debt to capitalization ratio was 24.4% and 25.3% at September 30, 2002 and June 30, 2002, respectively. Our EBITDA to interest coverage ratio was 22 times interest for the quarter ended September 30, 2002.

Due to the terrorist attacks on September 11, 2001 and the well-documented bankruptcies of several large companies (e.g. Enron, Kmart, and WorldCom), the surety bond market has substantially changed, resulting in reduced availability of bonds and increased premiums. Some of our state and local government contracts require either a bond or a letter of credit and future requests for proposal may require a surety bond or letter of credit. Notwithstanding the existing condition of the surety bond market, management believes that we have sufficient liquidity from our cash flow and under our revolving credit facility to meet ongoing business needs and to respond to future requests for proposals from state and local governments.

As of June 30, 2002, we held a minority preferred stock interest in DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (“DDH”). Our Chairman owns a majority voting interest in DDH and our President and General Counsel, along with our Chairman were directors of DDH. At June 30, 2002, DDH had a $48 million line of credit with Citicorp USA, Inc., for which we and our Chairman, in exchange for warrants to acquire additional voting stock, acted as partial guarantors. In addition, we obtained access to corporate aircraft at favorable rates in consideration of its guaranty. We had guaranteed up to approximately $11.5 million of the line of credit and our Chairman guaranteed up to approximately $17.5 million of the line of credit.

Subsequent to June 30, 2002, our Chairman assumed in full our guaranty obligations to Citicorp and our guaranty to Citicorp was released in full. Our minority preferred stock interest and warrants (with a recorded value of $100,000 at June 30, 2002) in DDH were cancelled. We have no further contingent liability related to DDH debt and no ownership interest in DDH. Our officers, other than the Chairman, are no longer directors of DDH. In July 2002, we purchased $1.0 million in prepaid charter flights at favorable rates from DDH.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
AS OF SEPTEMBER 30, 2002 (IN THOUSANDS):

	Payments Due by Period

		Less than 1
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$698,190	$—	$—	$698,190	$—
Capital lease obligations	1,978	891	1,087	—	—
Operating leases	283,522	79,811	100,339	52,036	51,336
Other obligations	54	54	—	—	—

Total Contractual Cash Obligations	$983,744	$80,756	$101,426	$750,226	$51,336

	Amount of Commitment Expiration per Period

	Total
	Amounts	Less than 1
Other Commercial Commitments	Committed	Year	1-3 Years	3-5 Years	After 5 Years

Standby letters of credit	$170,417	$170,417	$—	$—	$—
Surety Bonds	327,935	305,283	13,145	9,507	—

Total Commercial Commitments	$498,352	$475,700	$13,145	$9,507	$—

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

Approximately two-thirds of our revenue is recognized based on transaction volumes, approximately 15% is related to time and material contracts, approximately 12% is related to cost reimbursable contracts, and less than 5% of our revenues are recognized using percentage-of-completion accounting.

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

Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. At its October 25, 2002 meeting, the EITF issued a tentative conclusion regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as SOP 81-1. The proposed EITF does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as for implementation or building of an information technology system or product built to client specifications for a client under a long-term contract. Where an implementation or development project is contracted with a client, and the vendor will also provide services or operate the system over a period of time, EITF 00-21 provides the methodology for separating the contract elements and earnings processes. The provisions of EITF 00-21 are expected to be applicable on a prospective basis to transactions entered into in fiscal years beginning after December 15, 2002. We do not believe that EITF 00-21 will have a material impact on our financial position or results of operations.

Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. Immediate recognition is made of any anticipated losses.

Valuation of goodwill and intangibles. Due to the fact that we are a services company, our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we could incur. The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth. For the IMS, Andersen, and AFSA acquisitions in 2002, we obtained a third-party valuation of the intangible assets. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial results.

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

Risks Related to our Business

The risks described below should not be considered to be comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any events occur that give rise to the following risks, our business, financial condition, or results of operations could be materially and adversely affected, and as a result, the trading price of our Class A common stock could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this report, including our Consolidated Financial Statements and the related notes.

Loss of, or reduction of business from, clients. The loss of clients and/or the reduction of volumes and services provided to our clients could materially affect our profitability and cash flows. In addition, we incur a high level of fixed costs related to our technology outsourcing and business process outsourcing clients, therefore the loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, thereby reducing our profitability and cash flow.

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

Exercise of contract termination provisions. Most of our contracts with our clients permit termination in the event our performance is not consistent with service levels specified in those contracts, or provide for credits to our clients for failure to meet service levels. In addition, if clients are not satisfied with our level of performance, our reputation in the industry may suffer, which could materially and adversely affect our business, financial condition, results of operations, and cash flow.

Government clients — termination rights, audits and investigations. A substantial portion of our revenues are derived from contracts with the United States government and its agencies and from contracts with state and local governments and their agencies. Governments and their agencies may terminate most of these contracts at any time, without cause. Also, our federal government contracts are subject to the approval of appropriations being made by the United States Congress to fund the expenditures to be made by the federal government under these contracts. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business and financial results.

Budget deficits at state and local governments and their agencies. A substantial portion of our revenues are derived from contracts with state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. While this has not had a material adverse impact on our results of operations through the first quarter of fiscal year 2003, it is unclear what impact, if any, these deficits may have on our future results of operations.

Inability to provide contract performance guarantees. Certain of our state and local government contracts require we execute surety bonds or letters of credit to ensure that the project is administered and completed as provided for in the contract. Prior to September 11 and the well-documented bankruptcies of several large companies (e.g. Enron, Kmart, and WorldCom), surety bonds were obtainable on relatively favorable terms at minimal pricing. In late 2001, the market for surety bonds changed dramatically with capacity tightening and prices increasing. In certain situations, we have found it more economical to satisfy our obligations under certain state and local contracts with letters of credit under our revolving credit facility. The long-term outlook of the surety market, while improving, remains unclear. If conditions require us to continue utilizing letters of credit under our credit facility (in lieu of bonds), we will be limited by the capacity under our revolving credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be disclosed in the Company’s periodic filings with the Securities and Exchange Commission within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

On August 29, 2002, the Fourteenth Court of Appeals, Houston, Texas, reversed the trial court’s judgment and remanded the case to the trial court for further proceedings. However, the court of appeals affirmed the trial court judgment in part as to one of the plaintiffs. The court of appeals also held that the trial court did not err in dismissing certain of our affirmative defenses at a pretrial conference. We filed a motion for rehearing with the court of appeals in September 2002, and, if necessary, we plan to file an appeal with the Texas Supreme Court. The plaintiffs have also filed a motion for rehearing with the court of appeals. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs’ claims, and accordingly, have not accrued any amount on our balance sheet related to the lawsuit. We would be subject to a material charge if the Texas Supreme Court upon appeal were to reverse the decision of the court of appeals and affirm the trial court judgment.

Item 4. Submission of Matters to a Vote of Stockholders

At our 2002 Annual Meeting of Stockholders held on October 24, 2002, the following actions were taken:

1.	The following Directors were elected for terms of office expiring in 2003:

Name	For	Withheld

Darwin Deason	142,874,438	33,620,762
Jeffrey A. Rich	169,953,795	6,541,405
Mark A. King	169,850,918	6,644,282
William L. Deckelman, Jr.	169,849,061	6,646,139
Henry G. Hortenstine	169,945,469	6,549,731
Peter A. Bracken	169,952,432	6,542,768
Joseph P. O’Neill	172,166,737	4,328,463
Frank A. Rossi	172,163,109	4,332,091
Clifford M. Kendall	172,162,442	4,332,758

Pursuant to the terms of our Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the nine nominees named.

2.	A proposal by the Board of Directors to approve Performance Based Incentive Compensation for our executive officers was approved by the stockholders. The stockholders cast 173,285,650 votes in favor of this proposal; 2,973,686 votes against this proposal and there were 235,864 abstentions.

3.	A proposal by the Board of Directors to approve the Amended and Restated ACS Employee Stock Purchase Plan was approved by the stockholders. The stockholders cast 176,011,400 votes in favor of the proposal and 293,031 votes against the proposal and there were 190,769 abstentions.

Item 5. Other Information

One of our subsidiaries, ACS Defense, Inc., and other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice. The inquiry concerns certain procurements by a federal agency. We are cooperating fully with the Department of Justice in responding to the subpoena. Due to the preliminary nature of the government’s inquiry, we are not able to assess the impact, if any, of this inquiry on ACS.

Item 6. Exhibits and Reports on Form 8-K

a.)	Exhibits

3.1 Certificate of Elimination of the Series A Cumulative Redeemable Preferred Stock of Affiliated Computer Services, Inc.

3.2 Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc.

b.)	Reports on Form 8-K

1.	On July 8, 2002, the Company filed a Current Report on Form 8-K (dated as of July 2, 2002) confirming on-going discussions with Procter & Gamble Co. concerning the possible acquisition by the Company of Procter & Gamble’s shared services division.

2.	On July 25, 2002, the Company filed a Current Report on Form 8-K/A (dated as of June 10, 2002) amending its Current Report on Form 8-K dated June 10, 2002 (filed June 10, 2002) to include Item 7(a) Financial Statements of Businesses Acquired and Item 7(b) Pro Forma Financial Information and related exhibits of AFSA Data Corporation.

3.	On August 21, 2002, the Company filed a Current Report on Form 8-K (dated as of August 19, 2002) announcing the promotion of Mark King to President and Chief Operating Officer.

4.	On September 17, 2002, the Company filed a Current Report on Form 8-K (dated as of September 17, 2002) announcing that the Company had ceased negotiations with Procter & Gamble Co. regarding the potential acquisition of Procter & Gamble’s shared services operations.

5.	On September 18, 2002, the Company filed a Current Report on Form 8-K (dated as of September 17, 2002) announcing it had completed a $875 million senior unsecured revolving credit facility with a term of 39 months.

6.	On September 18, 2002, the Company filed a Current Report on Form 8-K (dated as of September 18, 2002) reporting that Jeffrey A. Rich, Chief Executive Officer and Warren Edwards, Executive Vice President and Chief Financial Officer, each submitted to the Securities and Exchange Commission his sworn statement pursuant to Securities and Exchange Commission Order No. 4-460, and made certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2002.

AFFILIATED COMPUTER SERVICES, INC

By:/s/Warren D. Edwards Warren D. Edwards Executive Vice President and Chief Financial Officer

Certification
pursuant to and in connection with the
Quarterly Reports on Form 10-Q
to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended

     I, Jeffrey A. Rich, Chief Executive Officer of Affiliated Computer Services, Inc. (the “Registrant”), certify that:

1.	I have reviewed this quarterly report of the Registrant on Form 10-Q for the period ending September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Jeffrey A. Rich Jeffrey A. Rich, Chief Executive Officer of Affiliated Computer Services, Inc.

Certification
pursuant to and in connection with the
Quarterly Reports on Form 10-Q
to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended

     I, Warren D. Edwards, Executive Vice President and Chief Financial Officer of Affiliated Computer Services, Inc. (the “Registrant”), certify that:

1.	I have reviewed this quarterly report of the Registrant on Form 10-Q for the period ending September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Warren D. Edwards Warren D. Edwards, Executive Vice President and Chief Financial Officer of Affiliated Computer Services, Inc.

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Certificate of Elimination of the Series A Cumulative Redeemable Preferred Stock of Affiliated Computer Services, Inc.

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc.