Form 10-Q
period 2002-12-31
AFFILIATED COMPUTER SERVICES INC
filed 2003-02-14
CIK 2135

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	February 10, 2003

Class A Common Stock, $.01 par value	125,937,089
Class B Common Stock, $.01 par value	6,599,372

132,536,461

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

INDEX

PAGE
NUMBER

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2002 and June 30, 2002	1
Consolidated Statements of Income for the Three Months and Six Months Ended December 31, 2002 and 2001	2
Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2002 and 2001	3
Notes to Consolidated Financial Statements	4 – 10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 5. Other Information	21
Item 6. Exhibits and Reports on Form 8-K	21

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2002	2002
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$58,900	$33,814
Accounts receivable, net	769,177	736,471
Inventory	8,837	9,740
Prepaid expenses and other current assets	92,673	94,464

Total current assets	929,587	874,489

Property, equipment and software, net	430,965	394,830
Goodwill, net	1,855,598	1,846,482
Intangibles, net	238,703	234,287
Long-term investments and other assets	55,868	53,479

Total assets	$3,510,721	$3,403,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,143	$72,858
Accrued compensation and benefits	98,381	125,290
Other accrued liabilities	251,654	210,003
Income taxes payable	18,057	20,452
Deferred taxes	22,068	7,344
Current portion of long-term debt	626	1,330
Current portion of unearned revenue	56,549	48,636

Total current liabilities	494,478	485,913

Convertible notes	316,990	316,990
Long-term debt	301,911	391,243
Deferred taxes	123,259	95,394
Other long-term liabilities	31,475	18,607

Total liabilities	1,268,113	1,308,147

Stockholders’ equity:
Class A common stock	1,257	1,254
Class B common stock	66	66
Additional paid-in capital	1,334,367	1,330,533
Retained earnings	906,918	763,567

Total stockholders’ equity	2,242,608	2,095,420

Total liabilities and stockholders’ equity	$3,510,721	$3,403,567

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenues	$929,164	$750,427	$1,827,040	$1,405,446
Expenses:
Wages and benefits	403,880	327,417	806,779	624,290
Services and supplies	264,546	224,707	506,331	397,578
Rent, lease and maintenance	86,944	65,980	171,279	138,860
Depreciation and amortization	35,717	27,499	71,859	51,914
Other operating expenses	13,111	7,403	26,171	13,841

Total operating expenses	804,198	653,006	1,582,419	1,226,483

Operating income	124,966	97,421	244,621	178,963

Interest expense	6,147	7,583	13,201	20,182
Other non-operating (income) expense, net	417	942	1,889	(374)

Pretax profit	118,402	88,896	229,531	159,155

Income tax expense	44,401	33,336	86,074	59,682

Net income	$74,001	$55,560	$143,457	$99,473

Earnings per common share:
Basic	$.56	$.47	$1.09	$.90

Diluted	$.53	$.42	$1.03	$.81

Shares used in computing earnings per common share:
Basic	132,175	118,572	132,124	110,076
Diluted	143,295	140,692	143,139	132,018

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net income	$143,457	$99,473

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,859	51,914
Impairment of long-term investments	2,000	1,000
Other	5,880	1,549
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(41,638)	(44,156)
(Increase) decrease in inventory	152	(3,606)
Increase in prepaid expenses and other current assets	(4,694)	(660)
Change in deferred taxes	42,412	20,745
(Increase) decrease in other long-term assets	2,498	(1,069)
Increase (decrease) in accounts payable	(25,716)	6,952
Decrease in accrued compensation and benefits	(27,152)	(23,858)
Increase in other accrued liabilities	42,453	25,065
Change in income taxes payable	1,287	17,869
Increase (decrease) in unearned revenue	15,792	(2,393)
Increase (decrease) in other long-term liabilities	4,989	(615)

Total adjustments	90,122	48,737

Net cash provided by operating activities	233,579	148,210

Cash flows from investing activities:
Purchases of property, equipment and software, net of sales	(92,540)	(78,550)
Payments for acquisitions, net of cash acquired	(6,381)	(878,809)
Proceeds from divestitures, net of transaction costs	5,802	(3,401)
Proceeds from sale of investment	132	—
Additions to other intangible assets	(25,819)	(8,523)
Additions to notes receivable	(2,871)	(2,823)
Proceeds received on notes receivable	7,555	2,395

Net cash used by investing activities	(114,122)	(969,711)

Cash flows from financing activities:
Proceeds from issuance of debt	519,062	810,360
Repayments of debt	(613,567)	(911,468)
Proceeds from equity offering, net of transaction costs	—	715,392
Proceeds from stock options exercised	2,037	9,733
Other	(1,903)	(800)

Net cash provided (used) by financing activities	(94,371)	623,217

Net increase (decrease) in cash and cash equivalents	25,086	(198,284)
Cash and cash equivalents at beginning of period	33,814	242,458

Cash and cash equivalents at end of period	$58,900	$44,174

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. (“ACS”) and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 1000 company comprised of approximately 37,000 full-time equivalent employees in 48 countries providing business process and technology outsourcing solutions to commercial, state and local government and federal government clients.

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

In September 2002, we entered into a new $875 million senior unsecured revolving credit facility with a term of 39 months. This new facility replaced our $450 million credit facility and the $375 million interim credit facility, which was used to fund the acquisition of AFSA Data Corporation (“AFSA”) in June 2002. The new revolving credit agreement provides for unsecured borrowings at floating rates and fees based upon LIBOR and ACS’ credit ratings. As a result, rates will fluctuate with both changes in the overall interest rate environment as well as changes in ACS’ credit ratings. Currently borrowings bear interest at LIBOR plus 0.575%, a facility fee of 0.175% per annum on the committed amount of the facility plus a usage fee of 0.125% per annum on the total amount of outstanding borrowings. After March 2003, the usage fee will be applicable only when borrowings exceed $437.5 million. The agreement matures in December 2005 and contains certain financial covenants. As of December 31, 2002, we were in compliance with the covenants of our credit facility.

As of December 31, 2002, we had approximately $404 million available for use under the new facility, after giving effect to outstanding letters of credit of $170 million that secure certain contractual performance and other obligations.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the quarter ended December 31, 2002 are as follow (in thousands):

	State and
	Local		Federal
	Government	Commercial	Government	Total

Balance as of September 30, 2002	$1,054,499	$655,566	$136,402	$1,846,467
Goodwill activity during the quarter	42	9,089	—	9,131

Balance as of December 31, 2002	$1,054,541	$664,655	$136,402	$1,855,598

Current quarter activity primarily reflects contingent consideration due to former shareholders of a prior year acquisition. This contingent consideration has been subsequently paid in January.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following information relates to our intangibles as of December 31, 2002 (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Acquired customer related intangibles	$146,600	$(23,349)
Customer related intangibles	103,008	(40,341)
All other	4,011	(2,026)

Total	$253,619	$(65,716)

Unamortized intangible asset:
Title plant	$50,800

Total	$50,800

Aggregate amortization:
For the quarter ended December 31, 2002	$8,504
For the six months ended December 31, 2002	$17,290
Estimated amortization:
For the year ended June 30, 2003	$33,482
For the year ended June 30, 2004	$30,397
For the year ended June 30, 2005	$27,167
For the year ended June 30, 2006	$22,074
For the year ended June 30, 2007	$18,884

Amortization includes amounts charged to amortization expense for customer related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $1.7 million and $2.9 million for the three and six months ended December 31, 2002, respectively, is recorded as a reduction to related contract revenue. Amortization expense for the three and six months ended December 31, 2002 includes approximately $3.8 million and $7.9 million, respectively, for acquired customer related intangibles. Customer related intangibles are amortized over the related contract term, which amortization period equates to a weighted average of approximately 8 years. All other intangibles are amortized over the related contract term, which amortization period equates to a weighted average of 9 years.

4.	DERIVATIVES AND COMPREHENSIVE INCOME

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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of comprehensive income are as follow (in the thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net income	$74,001	$55,560	$143,457	$99,473
Change in fair value of derivatives (net of tax effect of $0, $159, $0 and $159, respectively)	—	249	—	164

Comprehensive income	$74,001	$55,809	$143,457	$99,637

5.	EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share,” the following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share after giving effect to the two-for-one stock split paid on February 22, 2002:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Numerator:
Numerator for basic earnings per share - income available to common stockholders	$74,001	$55,560	$143,457	$99,473
Effect of dilutive securities:
Interest on 4% convertible debt, net of tax	—	1,548	—	3,085
Interest on 3.5% convertible debt, net of tax	2,055	2,066	4,109	4,118

Numerator for diluted earnings per share - income available to common stockholders	$76,056	$59,174	$147,566	$106,676

Denominator:
Weighted average basic shares outstanding	132,175	118,572	132,124	110,076
Effect of dilutive securities:
4% convertible debt	—	10,780	—	10,780
3.5% convertible debt	7,298	7,300	7,298	7,300
Stock options	3,822	4,040	3,717	3,862

Total potential common shares	11,120	22,120	11,015	21,942

Denominator for weighted average diluted shares	143,295	140,692	143,139	132,018

Earnings per common share (basic)	$.56	$.47	$1.09	$.90

Earnings per common share assuming dilution	$.53	$.42	$1.03	$.81

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	SEGMENT INFORMATION

Based on the criteria set forth in Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we have three reportable segments: state and local government, commercial and federal government. Certain reclassifications have been made to the segment disclosure as the result of changes to our reporting structure. The following is a summary of certain financial information by reportable segment (in thousands):

	State and Local			Federal
	Government	Commercial		Government		Corporate	Consolidated

Quarter Ended December 31, 2002
Revenues	$426,749	$291,747		$210,668		$—	$929,164
Operating expenses	346,206	222,382		188,418		11,475	768,481

EBITDA (a)	80,543	69,365		22,250		(11,475)	160,683
Depreciation and amortization expense	11,302	18,129		5,468		818	35,717

Operating income	$69,241	$51,236		$16,782		$(12,293)	$124,966

Quarter Ended December 31, 2001
Revenues	$325,258	$234,028	(b)	$191,141	(c)	$—	$750,427
Operating expenses	256,492	190,390		170,671		7,954	625,507

EBITDA (a)	68,766	43,638		20,470		(7,954)	124,920
Depreciation and amortization expense	8,373	13,934		4,662		530	27,499

Operating income	$60,393	$29,704		$15,808		$(8,484)	$97,421

Six Months Ended December 31, 2002
Revenues	$829,426	$579,275		$418,339		$—	$1,827,040
Operating expenses	671,180	442,097		375,327		21,956	1,510,560

EBITDA (a)	158,246	137,178		43,012		(21,956)	316,480
Depreciation and amortization expense	23,223	36,729		10,485		1,422	71,859

Operating income	$135,023	$100,449		$32,527		$(23,378)	$244,621

Six Months Ended December 31, 2001
Revenues	$569,791	$454,338	(b)	$381,317	(c)	$—	$1,405,446
Operating expenses	446,721	373,082		342,197		12,569	1,174,569

EBITDA (a)	123,070	81,256		39,120		(12,569)	230,877
Depreciation and amortization expense	15,204	27,238		8,459		1,013	51,914

Operating income	$107,866	$54,018		$30,661		$(13,582)	$178,963

(a)	EBITDA consists of earnings before interest income, interest expense, other non-operating income and expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of a company’s performance or to cash flows from operating activities as a measure of liquidity. Our measure of EBITDA may not be comparable to similarly titled measures of other companies.

(b)	Commercial segment includes $12.1 million and $20.2 million for the three months and six months ended December 31, 2001, respectively, of revenue related to divested units.

(c)	Federal government segment includes $1.6 million and $3.3 million for the three months and six months ended December 31, 2001, respectively, of revenue related to divested units.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following reconciles consolidated operating income to consolidated pretax profit (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Consolidated operating income	$124,966	$97,421	$244,621	$178,963
Interest expense	6,147	7,583	13,201	20,182
Other non-operating (income) expense, net	417	942	1,889	(374)

Consolidated pretax profit	$118,402	$88,896	$229,531	$159,155

7.	RELATED PARTY TRANSACTIONS

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

In August 2001, we acquired 100% of the stock of Lockheed Martin IMS Corporation (“IMS”), a wholly owned subsidiary of Lockheed Martin Corporation, for approximately $825 million plus related transaction costs. The acquisition was funded from a $550 million 18-month interim credit facility, borrowings from our $450 million revolving credit facility, and existing cash on hand. The $550 million 18-month interim credit facility was repaid in October 2001 with the proceeds of our issuance of Class A common stock. IMS’ results have been included in our consolidated financial statements from the effective date of the acquisition, August 1, 2001.

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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pro forma Financial Information

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the IMS acquisition and the AFSA acquisition had occurred at the beginning of the periods presented and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred at the beginning of the periods presented.

	For the three months ended December 31,		For the six months ended December 31,

	2002	2001	2002	2001

Revenue	$929,164	$791,140	$1,827,040	$1,535,542
Net income	74,001	64,633	143,457	118,286
Earnings per common share:
Basic	$.56	$.55	$1.09	$1.07
Diluted	$.53	$.49	$1.03	$.95

9.	COMMITMENTS AND CONTINGENCIES

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

On August 29, 2002, the Fourteenth Court of Appeals, Houston, Texas, reversed the trial court’s judgment and remanded the case to the trial court for further proceedings. However, the court of appeals affirmed the trial court judgment in part as to one of the plaintiffs. The court of appeals also held that the trial court did not err in dismissing certain of our affirmative defenses at a pretrial conference. We and the plaintiffs filed motions for rehearing with the court of appeals. On January 16, 2003, the court of appeals denied both motions for rehearing (except the court reversed its previous ruling that the trial court should have applied prejudgment interest at 6% rather than 10%). We intend to appeal to the Texas Supreme Court.

We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs’ claims, and accordingly, have not accrued any amount on our balance sheet related to the lawsuit. We would be subject to a material charge if the Texas Supreme Court upon appeal were to reverse the decision of the court of appeals and affirm the trial court judgment.

10.	NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which changes the rules for how companies must account for costs associated with exit or disposal activities. Costs typically associated with exit or disposal activities include one-time employee termination costs, contract cancellation provisions, and relocation costs. SFAS 146 nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We do not believe that SFAS 146 will have a material impact on our future earnings and financial condition.

Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. The EITF reached a consensus regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). EITF 00-21 does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as the implementation or building of an information technology system to client specifications under a long-term contract. Where an implementation or development project is contracted with a client, and the vendor will also provide services or operate the system over a period of time, EITF 00-21 provides the methodology for separating the contract elements and earnings processes. The provisions of EITF 00-21 will be applicable on a prospective basis to transactions entered into in fiscal years beginning after June 15, 2003. We do not believe that EITF 00-21 will have a material impact on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for companies that voluntarily adopt the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also amends Accounting Principles Board Opinion No. 28 “Interim Financial Reporting” (“APB 28”) to require disclosure about the effect of the method of accounting for stock-based employee compensation on reported results in interim financial reporting. The amendments to SFAS 123 relating to transition and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The amendments to SFAS 123 and APB 28 relating to disclosure provisions in interim reporting are effective for financial reports for interim periods beginning after December 15, 2002. We intend to adopt the disclosure-only provisions of SFAS 148, therefore, we do not believe that SFAS 148 will have a material impact on our financial position or results of operations.

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

GENERAL

During the three months ended December 31, 2002, we signed new contracts with new clients and incremental business with existing clients representing $242 million of annualized recurring revenue, including new contracts with Motorola, Inc. to provide human resource business process outsourcing services; Ingram Micro to manage their IT infrastructure; and with the New Jersey toll agencies to operate the New Jersey E-Z pass toll collection system. The commercial segment contributed 56% of the new contract signings, the state and local governments segment contributed 36% and the federal government segment contributed the remaining 8%. Fiscal year-to-date new business signings represent $386 million of annualized recurring revenue.

We closed no significant acquisitions in the six months ended December 31, 2002. In the six months ended December 31, 2001, we closed two transactions: the acquisition of Lockheed Martin IMS Corporation (“IMS”), a wholly-owned subsidiary of Lockheed Martin Corporation, which is now a part of our state and local government segment; and the acquisition of the business process outsourcing services unit of National Processing Company (“NPC”).

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

In addition to the IMS and NPC acquisitions that were completed in the six months ended December 31, 2001, we acquired six other companies in fiscal year 2002, the most significant of which are discussed below.

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

Our largest contract for services is with the Department of Education, for which we service student loans under the Department of Education’s Direct Student Loan program administered by its Office of Federal Student Aid (“FSA”). Revenues from this contract represent approximately 4% of our consolidated revenues. This contract was scheduled to run through September 30, 2003. In November 2001, the Department extended the contract term through September 30, 2006, with an option for further extension through September 30, 2007. In December 2001, Sallie Mae challenged the Department’s sole-source extension in a protest filed with the Department. The FSA initially took the position that the Sallie Mae protest was without merit and that the contract extension was lawful. In July 2002, the Department’s deciding official sustained the protest, concluding that further market research was needed to support the sole-source extension of our contract. However, the deciding official declined to rescind our contract extension and directed the FSA to analyze its direct loan servicing needs and procure the services in compliance with law.

On January 31, 2003, after conducting market research to improve FSA’s knowledge of industry’s capabilities, FSA officials notified us that they intend to conduct a competitive process for servicing of the Direct Student Loan program. We believe we are positioned favorably for this competitive bid process because of our performance record with the Department. However, there can be no assurance that we will be awarded an extension or new contract in the competitive bid process.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenues	100%	100%	100%	100%
Expenses:
Wages and benefits	43.5	43.6	44.2	44.4
Services and supplies	28.5	29.9	27.7	28.3
Rent, lease and maintenance	9.4	8.8	9.4	9.9
Depreciation and amortization	3.8	3.7	3.9	3.7
Other operating expenses	1.4	1.0	1.4	1.0

Total operating expenses	86.6	87.0	86.6	87.3

Operating income	13.4	13.0	13.4	12.7
Interest expense	0.7	1.0	0.7	1.4
Other non-operating (income) expense, net	0.0	0.1	0.1	0.0

Pretax profit	12.7	11.9	12.6	11.3
Income tax expense	4.7	4.5	4.7	4.2

Net income	8.0%	7.4%	7.9%	7.1%

COMPARISON OF THE QUARTER ENDED DECEMBER 31, 2002 TO THE QUARTER ENDED DECEMBER 31, 2001

Revenues

In the second quarter of fiscal 2003, our revenue increased $178.7 million, or 24%, to $929.2 million from $750.4 million in the second quarter of fiscal 2002. Internal revenue growth was 17% and the remainder was due to acquisition growth.

Revenue in our state and local governments segment, which represents 46% of revenue for the second quarter of fiscal 2003, increased $101.5 million, or 31%, to $426.7 million in the second quarter of fiscal 2003 compared to the same period last year. Internal growth of 25% resulted from ramp up of contracts signed in fiscal year 2002 in our state healthcare, welfare to workforce services and transportation system and services businesses. The remaining growth was primarily due to the impact of the AFSA acquisition in late fiscal 2002.

Revenue in our commercial segment, which represents 31% of revenue for the second quarter of fiscal 2003, increased $57.7 million, to $291.7 million in the second quarter of fiscal 2003 compared to the same period last year. Excluding second quarter fiscal 2002 revenue from divested units, internal growth was 15%. Internal growth was primarily driven by the ramp up of new IT outsourcing and finance and accounting BPO contracts signed in fiscal 2002. The remaining growth was primarily due to the impact of the AFSA and Andersen acquisitions closed in the fourth quarter of fiscal 2002.

Revenue in our federal government segment, which represents 23% of revenue for the second quarter of fiscal 2003, increased $19.5 million, to $210.7 million in the second quarter of fiscal 2003 compared to the same period last year. Excluding second quarter fiscal 2002 revenue from divested units, internal growth was 8%. Internal growth for the quarter was primarily driven by growth in services provided to Department of Defense agencies, which represents 57% of our federal government revenue for the second quarter of fiscal 2003, and was adversely impacted by the June 2002 non-renewal of the Senate desktop contract.

Operating Expenses

As a percentage of revenue, our operating expenses decreased 0.4% to 86.6% in the second quarter of fiscal 2003 from 87.0% in the second quarter of fiscal 2002. Our operating expenses increased $151.2 million, or 23.2% to $804.2 million in the second quarter of fiscal 2003 from $653.0 million in the second quarter of fiscal 2002.

Wages and benefits increased $76.5 million, or 23.4% to $403.9 million. As a percentage of revenue, wages and benefits decreased 0.1% to 43.5%, primarily due to revenue generated on new contracts in our state and local government and commercial segments that have a lower component of wages and benefits. The decline was partially offset by the shift of costs on the Department of Education contract from services and supplies to wages and benefits as a result of the AFSA acquisition in late fiscal 2002. Prior to the acquisition, AFSA served as a sub-contractor on this contract, and therefore the payments to AFSA were included in services and supplies. Subsequent to the acquisition, AFSA’s employee costs related to this contract are included in our wages and benefits.

Services and supplies increased $39.8 million, or 17.7%, to $264.5 million. As a percentage of revenue, services and supplies decreased 1.4% to 28.5%, primarily due to the shift of costs on the Department of Education contract discussed above.

Rent, lease and maintenance increased $21.0 million, or 31.8%, to $86.9 million. As a percentage of revenue, rent, lease and maintenance increased 0.6% due to new IT outsourcing contracts in our commercial segment.

Depreciation and amortization increased $8.2 million, or 29.9%, to $35.7 million. As a percentage of revenue, depreciation and amortization increased 0.1%, to 3.8% due to capital expenditures during fiscal 2002 and the first half of fiscal 2003 and increased intangible asset amortization associated with acquisitions occurring since the second quarter of fiscal 2002.

Other operating expenses increased $5.7 million, or 77.1%, to $13.1 million. As a percentage of revenue, other operating expenses increased 0.4% to 1.4% due to several factors, including customer related expenses and legal expenses.

Operating Margins

Our operating margins (defined as operating income divided by revenue) increased 0.4% to 13.4% in the second quarter of fiscal 2003 as compared to 13.0% in the second quarter of fiscal 2002 due primarily to a larger percentage of BPO services in our revenue mix. BPO services typically have higher operating margins that traditional IT outsourcing services.

Interest expense

Interest expense decreased $1.4 million in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002, primarily as a result of the conversion to equity of our 4% Subordinated Convertible Notes in March 2002. This was somewhat offset by interest costs related to higher outstanding balances on our revolving credit facility in the second quarter of fiscal 2003 as a result of acquisitions completed in the fourth quarter of fiscal 2002.

Tax Expense

Our effective tax rate of approximately 37.5% in fiscal 2003 exceeds the federal statutory rate of 35% due primarily to the net effect of state income taxes.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2002 TO THE SIX MONTHS ENDED DECEMBER 31, 2001

Revenues

For the six months ended December 31, 2002, our revenue increased $421.6 million, or 30%, to $1.8 billion from $1.4 billion for the six months ended December 31, 2001. Excluding fiscal 2002 revenue from divested units, internal revenue growth was 19% and the remainder was due to growth from acquisitions.

Revenue in our state and local segment, which represents 45% of revenue for the first six months of fiscal 2003, increased $259.6 million, or 46%, to $829.4 million for the first six months of fiscal 2003 compared to the same period last year. Internal growth of 29% was due to ramp up of contracts signed in fiscal 2002 and early fiscal 2003 in our state healthcare, welfare to workforce services and transportation systems and services businesses. The remaining revenue growth was related to acquisitions.

Revenue in our commercial segment, which represents 32% of revenue for the first six months of fiscal 2003, increased $124.9 million, or 27%, to $579.3 million for the first six months of fiscal 2003 compared to the same period last year. Excluding fiscal 2002 revenue from divested units, internal growth was 15%. Internal growth was driven by the ramp up of contracts signed for IT outsourcing and finance and accounting BPO services in fiscal 2002. The remaining revenue growth is primarily due to AFSA and Andersen acquisitions in late fiscal 2002.

Revenue in our federal government segment, which represents 23% of revenue for the first six months of fiscal 2003, increased $37.0 million, or 10%, to $418.3 million for the first six months of fiscal 2003 as compared to the same period last year. Excluding fiscal 2002 revenue from divested units, internal growth was 7%. Internal growth was primarily driven by growth in services provided to Department of Defense agencies, which represents 55% of our federal government revenue for the first six months of fiscal 2003. Internal growth was adversely impacted by the June 2002 non-renewal of the Senate desktop contract.

Operating Expenses

As a percentage of revenue, operating expenses decreased 0.7%, to 86.6% for the first six months of fiscal 2003 from 87.3% for the same period last year. Operating expenses increased $355.9 million, or 29.0%, to $1.6 billion in the first six months of fiscal 2003 compared to $1.2 billion for the first six months of fiscal 2002.

Wages and benefits increased $182.5 million, or 29.2%, to $806.8 million. As a percentage of revenue, wages and benefits decreased 0.2%, to 44.2% primarily due to increased revenue generated on new contracts in our state and local government segment that do not result in increased headcount and salaries and revenue but result in an increase in outside services and supplies or rent, lease and maintenance. This decline was partially offset by the shift in costs on the Department of Education contract from services and supplies to wages and benefits as a result of the AFSA acquisition. Prior to the acquisition, AFSA served as a sub-contractor on this contract, and therefore the payments to AFSA were included in services and supplies. Post acquisition, AFSA’s employee costs related to this contract are included in our wages and benefits.

Services and supplies increased $108.8 million, or 27.4%, to $506.3 million. As a percentage of revenue, services and supplies decreased 0.6% due to primarily to the shift of costs on the Department of Education contract from services and supplies to wages and benefits as a result of the AFSA acquisition in late fiscal 2002 discussed above. This decrease was partially offset by increased direct costs on new contracts in our state and local government segment in fiscal 2003 as discussed above as well as costs associated with our pursuit of the potential transaction with Procter & Gamble Co., as negotiations were terminated in September 2002.

Rent, lease and maintenance increased $32.4 million, or 23.3%, to $171.3 million. As a percentage of revenue, rent, lease and maintenance decreased 0.5%, to 9.4% due to the increase of BPO services in our revenue mix, which has a lower component of rent, lease and maintenance than traditional IT outsourcing.

Depreciation and amortization increased $19.9 million, or 38.4%, to $71.9 million. As a percentage of revenue, depreciation and amortization increased 0.2%, to 3.9% due to increased capital expenditures during fiscal 2002 and the first half of fiscal 2003 and increased intangible amortization as a result of acquisitions occurring since the second quarter of fiscal 2002.

Other operating expenses increased $12.3 million, or 89.1%, to $26.2 million. As a percentage of revenue, other operating expenses increased 0.4% to 1.4%, primarily related to costs associated with our pursuit of the potential transaction with Procter & Gamble Co., bad debt expenses, legal expenses and other customer related expenses.

Operating Margins

Our operating margins increased 0.7%, to 13.4% in the first six months of fiscal 2003 from 12.7% in the first six months of fiscal 2002, due to primarily to a larger percentage of BPO services in our revenue mix. BPO services typically have higher operating margins than traditional IT outsourcing services. Margins during the first six months of fiscal 2003 were adversely impacted by the $2.3 million of costs incurred in pursing the potential transaction with Procter & Gamble, as negotiations were terminated in September 2002 and the ramp up period related to new business.

Interest expense

Interest expense decreased $7.0 million, or 34.6%, to $13.2 million in the first six months of fiscal 2003 compared to the first six months of fiscal 2002, primarily as a result of the conversion to equity of our 4% Subordinated Convertible Notes in March 2002 and approximately $1.5 million of one-time financing costs related to the IMS acquisition recorded in the first six months of fiscal 2002.

Other non-operating (income) expense, net

Other non-operating (income) expense decreased $2.3 million for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. Other non-operating (income) expense for the six months ended December 31, 2001 includes a $1 million writedown of a long-term investment. Other non-operating (income) expense for the six months ended December 31, 2002 includes $2.0 million of writedowns of long-term investments. Interest income on cash and cash equivalents was approximately $1.8 million lower for the first six months of fiscal year 2003 than 2002, due to lower cash balances. Cash on hand at June 30, 2001 was used to fund the IMS acquisition in August 2001.

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

During the six months ended December 31, 2002, we generated approximately $233.6 million in cash flow from operations versus approximately $148.2 million in the same period in fiscal year 2002. Free cash flow, defined as cash flows from operations of approximately $233.6 million less property, equipment and purchased software additions of approximately $92.5 million for the first six months of fiscal 2003, was approximately $141.0 million for the first six months of fiscal year 2003 compared to approximately $69.7 million for the same period in fiscal year 2002.

During the six months ended December 31, 2002, we used $114.1 million for investing activities. This includes $92.5 million in fiscal year 2003 related to the purchase of property, equipment and software versus $78.6 million in the same period in fiscal year 2002. Our capital expenditures remain at approximately 5% of total revenues, which we believe is adequate to support our growing business and to meet contractual requirements. We used $6.4 million in cash for payments related to recent acquisitions, primarily the payment of transaction costs related to the AFSA acquisition in June 2002.

During the first six months of fiscal year 2003, cash used by financing activities was $94.4 million. We entered into a new $875 million credit facility on terms generally similar to our existing credit facility, which was partially used to refinance the $375 million interim credit facility used to fund the AFSA acquisition and which replaced our existing $450 million credit facility. Financing activities in the six months ended December 31, 2001 included our offering of 18.4 million shares of our Class A common stock (adjusted for stock split). The shares were issued at $40.50 per share yielding proceeds of $714.3 million (net of underwriters’ fees and other costs), which were used to repay the $550 million 18-month interim credit facility incurred to fund the IMS acquisition and a portion of the amount outstanding under our revolving credit facility.

As of December 31, 2002, we had approximately $618.9 million of long-term debt outstanding, which was primarily comprised of approximately $317 million of our 3.5% Convertible Subordinated Notes due February 15, 2006 and approximately $301 million outstanding under our $875 million credit facility. At December 31, 2002, we had approximately $404 million available on our $875 million revolving credit facility after considering outstanding letters of credit of $170 million that secure certain contractual performance and other obligations.

At December 31, 2002, we had cash and cash equivalents of $58.9 million compared to $33.8 million at June 30, 2002. Included in the cash balances were $5.4 million at both December 31, 2002 and June 30, 2002 of restricted cash held on behalf of governmental customers.

Our working capital (defined as current assets of $929.6 million less current liabilities of $494.5 million) increased $46.5 million to $435.1 million at December 31, 2002 from $388.6 million at June 30, 2002 due to increased cash balances as a result of strong cash flow from operations for the first six months of fiscal 2002 and higher accounts receivable, net as a result of growth in our business. Our current ratio (defined as total current assets of $929.6 million divided by total current liabilities of $494.5 million) was 1.9 and 1.8 at December 31, 2002 and June 30, 2002, respectively, and our debt to capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 21.7% and 25.3% at December 31, 2002 and June 30, 2002, respectively. Our EBITDA (defined as earnings before interest income, interest expense, other non-operating income and expense, income taxes, depreciation and amortization) to interest coverage ratio was 26 times interest for the quarter ended December 31, 2002 as compared to 17 times interest for the year ended June 30, 2002.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS AS OF DECEMBER 31, 2002 (IN THOUSANDS):

	Payments Due by Period

		Less than 1
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$617,990	$—	$301,000	$316,990	$—
Capital lease obligations	1,537	626	911	—	—
Operating leases	279,180	81,151	101,015	49,450	47,564
Total Contractual Cash Obligations	$898,707	$81,777	$402,926	$366,440	$47,564

	Amount of Commitment Expiration per Period

	Total
	Amounts	Less than 1
Other Commercial Commitments	Committed	Year	1-3 Years	3-5 Years	After 5 Years

Standby letters of credit	$170,455	$170,455	$—	$—	$—
Surety Bonds	329,601	319,554	10,040	7	—
Total Commercial Commitments	$500,056	$490,009	$10,040	$7	$—

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria. As of December 31, 2002, the maximum aggregate amount of the outstanding contingent obligations is approximately $17.0 million, of which $8.0 million has been earned to date which was included in other accrued liabilities as of December 31, 2002 and paid in January 2003. Upon satisfaction of the specified contractual criteria, a corresponding increase in goodwill would be recorded.

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

Revenue recognition. Our policy follows the guidance from Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We recognize revenues when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Revenues for business process outsourcing services are normally recognized on the basis of the number of accounts or transactions processed.

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

Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. The EITF reached a consensus regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). EITF 00-21 does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as the implementation or building of an information technology system to client specifications under a long-term contract. Where an implementation or development project is contracted with a client, and the vendor will also provide services or operate the system over a period of time, EITF 00-21 provides the methodology for separating the contract elements and earnings processes. The provisions of EITF 00-21 will be applicable on a prospective basis to transactions entered into in fiscal years beginning after June 15, 2003. We do not believe that EITF 00-21 will have a material impact on our financial position or results of operations.

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

NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which changes the rules for how companies must account for costs associated with exit or disposal activities. Costs typically associated with exit or disposal activities include one-time employee termination costs, contract cancellation provisions, and relocation costs. SFAS 146 nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We do not believe that SFAS 146 will have a material impact on our future earnings and financial condition.

EITF 00-21 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. The EITF reached a consensus regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as SOP 81-1. EITF 00-21 does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as the implementation or building of an information technology system to client specifications under a long-term contract. Where an implementation or development project is contracted with a client, and the vendor will also provide services or operate the system over a period of time, EITF 00-21 provides the methodology for separating the contract elements and earnings processes. The provisions of EITF 00-21 will be applicable on a prospective basis to transactions entered into in fiscal years beginning after June 15, 2003. We do not believe that EITF 00-21 will have a material impact on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for companies that voluntarily adopt the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also amends Accounting Principles Board Opinion No. 28 “Interim Financial Reporting” (“APB 28”) to require disclosure about the effect of the method of accounting for stock-based employee compensation on reported results in interim financial reporting. The amendments to SFAS 123 relating to transition and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The amendments to SFAS 123 and APB 28 relating to disclosure provisions in interim reporting are effective for financial reports for interim periods beginning after December 15, 2002. We intend to adopt the disclosure-only provisions of SFAS 148, therefore, we do not believe that SFAS 148 will have a material impact on our financial position or results of operations.

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

Loss of, or reduction of business from, clients. The loss of clients and/or the reduction of volumes and services provided to our clients could materially affect our profitability and cash flows. In addition, we incur a high level of fixed costs related to our technology outsourcing and business process outsourcing clients, therefore the loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, thereby reducing our revenues, profitability and cash flow.

Termination of a contract by a client or deterioration of the financial condition of a client. We must make significant capital investments in order to attract and retain large outsourcing agreements. The termination of a client contract or the deterioration of the financial condition or prospects of a client has in the past, and may in the future, result in an impairment of the net book value of the assets recorded, including a portion of our intangible assets, and a reduction in our earnings.

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

Loss of significant software vendor relationships. Our ability to service our clients depends to a large extent on our use of various software programs that we license from a small number of primary software vendors. If our significant software vendors were to terminate or refuse to renew our contracts with them, we might not be able to replace the related software programs and would be unable to serve our clients, which could have a material adverse effect on our business, revenues, profitability and cash flow.

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

Government clients — termination rights, audits and investigations. A substantial portion of our revenues are derived from contracts with the United States government and its agencies and from contracts with state and local governments and their agencies. Governments and their agencies may terminate most of these contracts at any time, without cause. Also, our federal government contracts are subject to the approval of appropriations being made by the United States Congress to fund the expenditures to be made by the federal government under these contracts. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial results and cash flow.

Budget deficits at state and local governments and their agencies. A substantial portion of our revenues are derived from contracts with state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. While this has not had a material adverse impact on our results of operations through the second quarter of fiscal year 2003, it is unclear what impact, if any, these deficits may have on our future business, revenues, results of operations and cash flow.

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

International Risks. Recently we have expanded our international operations. International operations are subject to a number of risks including, but limited to the following — fluctuations in foreign exchange currency rates; licensing and labor counsel requirements; staffing key managerial positions; general economic conditions in foreign countries; additional expenses and risks inherent in conducting operations in geographically distant locations; laws of those foreign countries; political instability; trade restrictions such as tariffs and duties or other controls affecting foreign operations, and other factors may adversely affect the Company’s business, financial condition and operating results.

Pricing Risks. Some of our contracts contain provisions requiring that our services be priced based on a pre-established standard or benchmark regardless of the costs we incur in performing these services. In such situations, we are exposed to the risk that we will incur significant unforeseen costs in performing the contract and the benchmark established will not permit adequate pricing of our services, and may adversely affect our operating results and cash flow.

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

Failure to attract and retain necessary technical personnel and skilled management. Our success depends to a significant extent upon our ability to attract, retain and motivate highly skilled and qualified personnel. If we fail to attract, train, and retain, sufficient numbers of these technically-skilled people, our business, financial condition, and results of operations will be materially and adversely affected. Our success also depends on the skills, experience, and performance of key members of our management team. The loss of any key employee could have an adverse effect on our business, financial condition, cash flow and results of operations and prospects.

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

On August 29, 2002, the Fourteenth Court of Appeals, Houston, Texas, reversed the trial court’s judgment and remanded the case to the trial court for further proceedings. However, the court of appeals affirmed the trial court judgment in part as to one of the plaintiffs. The court of appeals also held that the trial court did not err in dismissing certain of our affirmative defenses at a pretrial conference. We and the plaintiffs filed motions for rehearing with the court of appeals. On January 16, 2003, the court of appeals denied both motions for rehearing (except the court reversed its previous ruling that the trial court should have applied prejudgment interest at 6% rather than 10%). We intend to appeal to the Texas Supreme Court.

We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs’ claims, and accordingly, have not accrued any amount on our balance sheet related to the lawsuit. We would be subject to a material charge if the Texas Supreme Court upon appeal were to reverse the decision of the court of appeals and affirm the trial court judgment.

Item 5. Other Information

One of our subsidiaries, ACS Defense, Inc., and other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice. The inquiry concerns certain IDIQ (Indefinite Delivery – Indefinite Quantity) procurements and their related task orders which occurred in the late 1990’s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the Justice Department’s inquiry is approximately $25 million per year representing approximately 0.6% of our annual revenue. We are cooperating fully with the Department of Justice in responding to the subpoena. Due to the preliminary nature of the government’s inquiry, we are not able to assess the impact, if any, of this inquiry on ACS.

In December 2002, we appointed American Stock Transfer & Trust Company as our transfer agent, replacing First City Transfer Company.

Item 6. Exhibits and Reports on Form 8-K

a.)	Exhibits

None.

b.)	Reports on Form 8-K

1.	On November 14, 2002, the Company filed a Current Report on Form 8-K (dated as of November 14, 2002) reporting that Jeffrey A. Rich, Chief Executive Officer and Warren Edwards, Executive Vice President and Chief Financial Officer, each submitted to the Securities and Exchange Commission his certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of February, 2003.

AFFILIATED COMPUTER SERVICES, INC

By:	/s/ Warren D. Edwards

Warren D. Edwards Executive Vice President and Chief Financial Officer

Certification
pursuant to and in connection with the
Quarterly Reports on Form 10-Q
to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended

           I, Jeffrey A. Rich, Chief Executive Officer of Affiliated Computer Services, Inc. (the “Registrant”), certify that:

1.	I have reviewed this quarterly report of the Registrant on Form 10-Q for the period ending December 31, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Jeffrey A. Rich Jeffrey A. Rich, Chief Executive Officer of Affiliated Computer Services, Inc.

Certification
pursuant to and in connection with the
Quarterly Reports on Form 10-Q
to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended

          I, Warren D. Edwards, Executive Vice President and Chief Financial Officer of Affiliated Computer Services, Inc. (the “Registrant”), certify that:

1.	I have reviewed this quarterly report of the Registrant on Form 10-Q for the period ending December 31, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Warren D. Edwards Warren D. Edwards, Executive Vice President and Chief Financial Officer of Affiliated Computer Services, Inc.