Form 10-Q
period 2003-03-31
AFFILIATED COMPUTER SERVICES INC
filed 2003-05-15
CIK 2135

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	May 9, 2003

Class A Common Stock, $.01 par value	126,257,589
Class B Common Stock, $.01 par value	6,599,372

132,856,961

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

INDEX

		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets at March 31, 2003 and June 30, 2002	1
	Consolidated Statements of Income for the Three Months and Nine Months Ended March 31, 2003 and 2002	2
	Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2003 and 2002	3
	Notes to Consolidated Financial Statements	4 - 11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 23
Item 4.	Controls and Procedures	23
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	25

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	June 30,
	2003	2002
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$35,404	$33,814
Accounts receivable, net	821,485	736,471
Inventory	8,121	9,740
Other current assets	94,074	94,464

Total current assets	959,084	874,489

Property, equipment and software, net	462,841	394,830
Goodwill, net	1,890,145	1,846,482
Intangibles, net	266,657	234,287
Other long-term assets	55,442	53,479

Total assets	$3,634,169	$3,403,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,724	$72,858
Accrued compensation and benefits	106,249	125,290
Other accrued liabilities	283,514	210,003
Income taxes payable	11,311	20,452
Deferred taxes	30,893	7,344
Current portion of long-term debt	1,991	1,330
Current portion of unearned revenue	48,856	48,636

Total current liabilities	538,538	485,913

Convertible notes	316,990	316,990
Long-term debt	259,191	391,243
Deferred taxes	154,572	95,394
Other long-term liabilities	34,485	18,607

Total liabilities	1,303,776	1,308,147

Stockholders’ equity:
Class A common stock	1,261	1,254
Class B common stock	66	66
Additional paid-in capital	1,344,493	1,330,533
Retained earnings	984,573	763,567

Total stockholders’ equity	2,330,393	2,095,420

Total liabilities and stockholders’ equity	$3,634,169	$3,403,567

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenues	$1,005,708	$800,687	$2,832,748	$2,206,133
Expenses:
Wages and benefits	437,677	351,890	1,244,456	976,180
Services and supplies	290,826	240,696	797,157	638,274
Rent, lease and maintenance	90,135	67,815	261,414	206,675
Depreciation and amortization	37,899	26,890	109,758	78,804
Other operating expenses	14,082	8,055	40,253	21,896

Total operating expenses	870,619	695,346	2,453,038	1,921,829

Operating income	135,089	105,341	379,710	284,304

Interest expense	6,051	5,789	19,252	25,971
Other non-operating expense, net	1,844	7,199	3,733	6,825

Pretax profit	127,194	92,353	356,725	251,508

Income tax expense	47,701	30,323	133,775	90,005

Net income	$79,493	$62,030	$222,950	$161,503

Earnings per common share:
Basic	$0.60	$0.51	$1.69	$1.41

Diluted	$0.57	$0.46	$1.60	$1.27

Shares used in computing earnings per common share:
Basic	132,540	122,795	132,261	114,253
Diluted	143,657	142,776	143,301	135,553

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$222,950	$161,503

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,758	78,804
Impairment of long-term investments	2,400	8,449
Other non-cash activities	11,747	2,839
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(89,201)	(79,471)
(Increase) decrease in inventory	868	(2,565)
Increase in other current assets	(4,584)	(4,565)
Change in deferred taxes	83,778	38,468
Increase in other long-term assets	(207)	(2,777)
Increase (decrease) in accounts payable	(17,975)	7,823
Decrease in accrued compensation and benefits	(24,664)	(18,405)
Increase in other accrued liabilities	66,982	12,520
Change in income taxes payable	(1,878)	19,466
Increase (decrease) in unearned revenue	7,394	(2,958)
Increase (decrease) in other long-term liabilities	2,934	(1,022)

Total adjustments	147,352	56,606

Net cash provided by operating activities	370,302	218,109

Cash flows from investing activities:
Purchases of property, equipment and software, net	(153,543)	(100,607)
Payments for acquisitions, net of cash acquired	(53,002)	(911,755)
Proceeds from divestitures, net of transaction costs	4,974	(4,013)
Additions to other intangible assets	(35,744)	(10,945)
Proceeds from (purchase of) investments	426	(4,129)
Additions to notes receivable	(3,157)	(3,014)
Proceeds received on notes receivable	8,267	3,158

Net cash used in investing activities	(231,779)	(1,031,305)

Cash flows from financing activities:
Proceeds from issuance of debt	690,362	810,360
Repayments of debt	(831,063)	(921,315)
Proceeds from equity offering, net of transaction costs	—	714,292
Proceeds from stock options exercised	6,365	13,402
Other	(2,597)	(800)

Net cash provided by (used in) financing activities	(136,933)	615,939

Net increase (decrease) in cash and cash equivalents	1,590	(197,257)
Cash and cash equivalents at beginning of period	33,814	242,458

Cash and cash equivalents at end of period	$35,404	$45,201

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. (“ACS”) and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 500 company comprised of approximately 40,000 full-time equivalent employees providing business process and technology outsourcing solutions to commercial, state and local government and federal government clients in nearly 100 countries.

The financial information presented should be read in conjunction with our consolidated financial statements for the year ended June 30, 2002. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year.

Significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2002. For discussion of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2.	STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntarily change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure requirements of SFAS 148 effective for the quarter ended March 31, 2003.

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for our stock-based compensation plans. Under APB 25, no compensation expense is recognized for our stock-based compensation plans since the exercise prices of awards under our plans are at current market prices of our stock on the date of grant. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date under those plans consistent with the fair value method of SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net Income
As reported	$79,493	$62,030	$222,950	$161,503
Less: Pro forma employee compensation cost of stock-based compensation plans, net of tax	4,427	3,183	12,680	8,578

Pro forma	$75,066	$58,847	$210,270	$152,925

Basic earnings per share
As reported	$0.60	$0.51	$1.69	$1.41
Pro forma	$0.57	$0.48	$1.59	$1.34
Diluted earnings per share
As reported	$0.57	$0.46	$1.60	$1.27
Pro forma	$0.54	$0.44	$1.52	$1.22

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	DEBT

In September 2002, we entered into a new $875 million senior unsecured revolving credit facility with a term of 39 months. This new facility replaced our $450 million credit facility and the $375 million interim credit facility, which was used to fund the acquisition of AFSA Data Corporation (“AFSA”) in June 2002. The new revolving credit agreement provides for unsecured borrowings at floating rates and fees based upon LIBOR and ACS’ credit ratings. As a result, rates will fluctuate with both changes in the overall interest rate environment as well as changes in ACS’ credit ratings. Currently, borrowings bear interest at LIBOR plus 0.575%, a facility fee of 0.175% per annum on the committed amount of the facility and a usage fee of 0.125% per annum on the total amount of outstanding borrowings. After March 2003, the usage fee will be applicable only when borrowings exceed $437.5 million. The agreement matures in December 2005 and contains certain financial covenants. As of March 31, 2003, we were in compliance with the covenants of our credit facility.

As of March 31, 2003, we had approximately $455 million available for use under the new facility, after giving effect to outstanding debt of $255 million and outstanding letters of credit of $165 million that secure certain contractual performance and other obligations.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended March 31, 2003 are as follow (in thousands):

	State and
	Local		Federal
	Government	Commercial	Government	Total

Balance as of June 30, 2002	$1,055,514	$654,744	$136,224	$1,846,482
Goodwill activity during the period	384	43,196	83	43,663

Balance as of March 31, 2003	$1,055,898	$697,940	$136,307	$1,890,145

Goodwill activity for the nine months ended March 31, 2003 primarily reflects the acquisition of CyberRep, Inc. in our commercial segment (see Note 9 for further discussion of the CyberRep acquisition), and the payment of contingent consideration due to former shareholders of prior year acquisitions.

The following information relates to our intangibles (in thousands):

	March 31, 2003		June 30, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Acquired customer-related intangibles	$152,361	$(27,541)	$143,769	$(14,567)
Customer-related intangibles	133,640	(44,470)	91,232	(38,953)
All other	4,011	(2,144)	3,808	(1,802)

Total	$290,012	$(74,155)	$238,809	$(55,322)

Unamortized intangible asset:
Title plant	$50,800		$50,800

Total	$50,800		$50,800

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate amortization:
For the quarter ended March 31, 2003	$9,246
For the nine months ended March 31, 2003	$26,313
Estimated amortization:
For the year ended June 30, 2003	$35,347
For the year ended June 30, 2004	$35,008
For the year ended June 30, 2005	$31,858
For the year ended June 30, 2006	$26,585
For the year ended June 30, 2007	$22,955

Amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $2.2 million and $5.0 million for the three and nine months ended March 31, 2003, respectively, is recorded as a reduction of related contract revenue. Amortization expense for the three and nine months ended March 31, 2003 includes approximately $4.2 million and $12.0 million, respectively, for acquired customer-related intangibles. Amortized intangible assets are amortized over the related contract term. The amortization period of customer- related intangible assets equates to a weighted average of approximately 8 years. The amortization period for all other intangible assets equates to a weighted average of 9 years.

5.	DERIVATIVES AND COMPREHENSIVE INCOME

We had no derivative financial instruments as of March 31, 2003. However, during fiscal year 2002, we held certain derivative instruments in order to manage certain risks. We held two interest rate hedges, designated as cash flow hedges, which were initiated in December 1998. Both interest rate hedges expired in December 2001. Each hedge was structured such that we paid a fixed rate of interest of 4.54% on our $450 million revolving credit facility, and received a floating rate of interest based on one month LIBOR. We entered into a no-cost collar agreement in June 2001 to manage the risks related to a marketable security investment. The collar, a fair value hedge, was structured so that all fluctuations in the price of the marketable security above or below 100% or 102.5% of its value on the date the collar was entered into were hedged. The collar was settled and the investment sold in June 2002. The change in the fair value of these derivatives for the nine months ended March 31, 2002 was $164,000 (net of $158,000 tax effect), increasing comprehensive income for the nine months ended March 31, 2002 to $161.7 million.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share,” the following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Numerator:
Numerator for basic earnings per share - income available to common stockholders	$79,493	$62,030	$222,950	$161,503
Effect of dilutive securities:
Interest on 4% convertible debt, net of tax	—	1,283	—	4,369
Interest on 3.5% convertible debt, net of tax	2,054	2,070	6,163	6,187

Numerator for diluted earnings per share - income available to common stockholders	$81,547	$65,383	$229,113	$172,059

Denominator:
Weighted average basic shares outstanding	132,540	122,795	132,261	114,253
Effect of dilutive securities:
4% convertible debt	—	8,588	—	10,061
3.5% convertible debt	7,298	7,298	7,298	7,298
Stock options	3,819	4,095	3,742	3,941

Total potential common shares	11,117	19,981	11,040	21,300

Denominator for weighted average diluted shares	143,657	142,776	143,301	135,553

Earnings per common share (basic)	$0.60	$0.51	$1.69	$1.41

Earnings per common share assuming dilution	$0.57	$0.46	$1.60	$1.27

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	SEGMENT INFORMATION

Based on the criteria set forth in Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we have three reportable segments: state and local government, commercial and federal government. Certain reclassifications have been made to prior year segment disclosure as the result of changes to our reporting structure. The following is a summary of certain financial information by reportable segment (in thousands):

	State and Local			Federal
	Government	Commercial		Government		Corporate	Consolidated

Three Months Ended March 31, 2003
Revenues	$460,593	$330,886		$214,229		$—	$1,005,708
Operating expenses	370,000	262,323		192,207		8,190	832,720

EBITDA (a)	90,593	68,563		22,022		(8,190)	172,988
Depreciation and amortization expense	11,902	19,789		5,510		698	37,899

Operating income	$78,691	$48,774		$16,512		$(8,888)	$135,089

Three Months Ended March 31, 2002
Revenues	$350,309	$240,726	(b)	$209,652	(c)	$—	$800,687
Operating expenses	273,634	196,903		189,838		8,081	668,456

EBITDA (a)	76,675	43,823		19,814		(8,081)	132,231
Depreciation and amortization expense	8,984	13,199		4,212		495	26,890

Operating income	$67,691	$30,624		$15,602		$(8,576)	$105,341

Nine Months Ended March 31, 2003
Revenues	$1,290,019	$910,161		$632,568		$—	$2,832,748
Operating expenses	1,041,181	704,420		567,533		30,146	2,343,280

EBITDA (a)	248,838	205,741		65,035		(30,146)	489,468
Depreciation and amortization expense	35,124	56,519		15,995		2,120	109,758

Operating income	$213,714	$149,222		$49,040		$(32,266)	$379,710

Nine Months Ended March 31, 2002
Revenues	$920,100	$695,064	(b)	$590,969	(c)	$—	$2,206,133
Operating expenses	720,355	569,984		532,035		20,651	1,843,025

EBITDA (a)	199,745	125,080		58,934		(20,651)	363,108
Depreciation and amortization expense	24,188	40,437		12,671		1,508	78,804

Operating income	$175,557	$84,643		$46,263		$(22,159)	$284,304

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is measured as operating income before deduction for depreciation and amortization, both as reported in our consolidated statements of income. We use EBITDA, together with operating income, as a measure of segment and consolidated performance. We believe the exclusion of depreciation and amortization charges provides a meaningful measure of operating performance. While EBITDA is a widely recognized financial measure, it is not a measure of financial performance or liquidity under GAAP and should not be considered in isolation or as an alternative to net income, as an indicator of our performance, or to cash flows from operating activities as a measure of liquidity.

(b)	Commercial segment includes $6.4 million and $26.7 million for the three months and nine months ended March 31, 2002, respectively, of revenue related to divested units.

(c)	Federal government segment includes $0.6 million and $4.0 million for the three months and nine months ended March 31, 2002, respectively, of revenue related to divested units.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following reconciles consolidated operating income to consolidated pretax profit (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Consolidated operating income	$135,089	$105,341	$379,710	$284,304
Interest expense	6,051	5,789	19,252	25,971
Other non-operating expense, net	1,844	7,199	3,733	6,825

Consolidated pretax profit	$127,194	$92,353	$356,725	$251,508

8.	RELATED PARTY TRANSACTIONS

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

9.	ACQUISITIONS

In January 2003, we acquired CyberRep, Inc. (“CyberRep”). CyberRep provides customer care and customer relationship management services for the telecommunications, wireless communications, technology, and consumer products industries. CyberRep reported revenues of more than $60 million for the year ended December 31, 2002. CyberRep’s operating results are included in our consolidated financial statements from the effective date of the acquisition, January 1, 2003. This acquisition is not considered material to our results of operations; therefore, pro forma information for this acquisition is not included in the pro forma financial information presented below.

In June 2002, we acquired AFSA, a subsidiary of FleetBoston Financial Corporation, for approximately $410 million plus related transaction costs. The acquisition was funded with a combination of a $375 million 18-month interim credit facility, borrowings from our existing revolving credit facility, and existing cash on hand. The $375 million interim credit facility was repaid in September 2002 with the proceeds of our $875 million 39-month revolving credit facility (see Note 3). AFSA’s results of operations have been included in our consolidated financial statements from the effective date of the acquisition, June 1, 2002.

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

	For the three months ended		For the nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenue	$1,005,708	$846,059	$2,832,748	$2,381,601
Net income	79,493	65,260	222,950	183,202
Earnings per common share:
Basic	$.60	$.53	$1.69	$1.60
Diluted	$.57	$.48	$1.60	$1.43

10.	COMMITMENTS AND CONTINGENCIES

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

On March 3, 2003 we filed a Petition for Review with the Texas Supreme Court requesting that the Court reverse the decision of the court of appeals and render judgment that the plaintiffs take nothing or, alternatively, remand the case to the trial court for further proceedings. The plaintiffs did not file a petition for review with the Texas Supreme Court.

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

11.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). See Note 2 for a discussion of the impact of SFAS 148.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”). FIN 45 requires that a guarantor recognize a liability at inception of certain guarantees and disclose certain other types of guarantees, even if the likelihood of requiring the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

guarantor’s performance is remote. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements that end after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation or initiation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. The EITF reached a consensus regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). EITF 00-21 does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as the implementation or development of an information technology system to client specifications under a long-term contract. Where an implementation or development project is contracted with a client, and we will also provide services or operate the system over a period of time, EITF 00-21 provides the methodology for separating the contract elements and allocating total arrangement consideration to the contract elements. The provisions of EITF 00-21 will be applicable on a prospective basis to transactions entered into in fiscal years beginning after June 15, 2003. We believe that EITF 00-21 will not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which changes the rules for how companies must account for costs associated with exit or disposal activities. Costs typically associated with exit or disposal activities include one-time employee termination costs, contract cancellation provisions, and relocation costs. SFAS 146 nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We do not believe that SFAS 146 will have a material impact on our financial position or results of operations.

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

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, we believe that certain non-GAAP financial measures and ratios, used in managing our business, may provide users of this financial information with additional meaningful comparisons between current results and prior reported results. Certain of the information set forth herein and certain of the information presented by us from time to time (including free cash flow and internal revenue growth) may constitute non-GAAP financial measures within the meaning of Regulation G and Item 10 of Regulation S-K adopted by the Securities and Exchange Commission. We have presented herein a reconciliation of these measures to the most directly comparable GAAP financial measure. The presentation of this additional information in not meant to be considered in isolation or as a substitute for comparable amounts determined in accordance with generally accepted accounting principles in the United States.

GENERAL

During the three months ended March 31, 2003, we signed contracts with new clients and incremental business with existing clients representing $171 million of annualized recurring revenue. The state and local governments segment contributed 73% of the new contract signings, including a new contract with the Texas Health and Human Services Commission to provide fiscal agent and administrative services. The commercial segment contributed 18% of the new contract signings and the federal government segment contributed the remaining 9%. Fiscal year-to-date new business signings represent $556 million of annualized recurring revenue. We define new business signings as recurring revenue from new contracts, including the incremental portion of renewals, signed during the period and represent the estimated annual recurring revenues, as measured under GAAP, to be recorded under that contract after full implementation.

In the nine months ended March 31, 2003, we acquired CyberRep, Inc. (“CyberRep”), which is now a part of our commercial segment. CyberRep provides customer care and customer relationship management services for the telecommunications, wireless communications, technology, and consumer products industries. CyberRep reported revenues of more than $60 million for the year ended December 31, 2002. CyberRep’s operating results are included in our consolidated financial statements from the effective date of the acquisition, January 1, 2003.

In the nine months ended March 31, 2002, we closed two significant transactions: the acquisition of Lockheed Martin IMS Corporation (“IMS”), a wholly-owned subsidiary of Lockheed Martin Corporation, which is now a part of our state and local government segment; and the acquisition of the business process outsourcing services unit of National Processing Company (“NPC”).

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

In addition to the IMS and NPC acquisitions that were completed in the nine months ended March 31, 2002, we acquired six other companies in fiscal year 2002, the most significant of which are discussed below.

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

In June 2002, we acquired AFSA Data Corporation (“AFSA”), a subsidiary of FleetBoston Financial Corporation, for approximately $410 million plus related transaction costs. AFSA is the nation’s largest educational services company, servicing a student loan portfolio of 8.1 million borrowers with outstanding loans of approximately $85 billion. Additionally, AFSA provides business process outsourcing services to federal, state, and local governments for a variety of health and human services programs, including Medicare, Medicaid, children’s health insurance programs (CHIP), and welfare-to-workforce services. AFSA’s operating results are included in our financial statements from the effective date of the acquisition, June 1, 2002.

Our largest contract is with the Department of Education (the “Department”), for which we service student loans under the Department of Education’s Direct Student Loan program administered by its Office of Federal Student Aid (“FSA”). Revenues from this contract represent approximately 4% of our consolidated revenues. This contract was scheduled to run through September 30, 2003. In November 2001, the Department extended the contract term through September 30, 2006, with an option for further extension through September 30, 2007. In December 2001, SLM Corporation (“Sallie Mae”) challenged the Department’s sole-source extension in a protest filed with the Department. The FSA initially took the position that the Sallie Mae protest was without merit and that the contract extension was lawful. In July 2002, the Department’s deciding official sustained the protest, concluding that further market research was needed to support the sole-source extension of our contract. However, the deciding official declined to rescind our contract extension and directed the FSA to analyze its direct loan servicing needs and procure the services in compliance with law.

On January 31, 2003 FSA officials notified us that they would conduct a competitive procurement for Common Services for Borrowers which will be an integrated solution for FSA for servicing, consolidation and collections functions for federally insured student aid obligations and will absorb all loan servicing requirements for the Department.

On April 24, 2003 the Department invited interested parties to participate in phase one of a competitive procurement the Department is conducting for Common Services for Borrowers which will be an integrated solution for FSA for servicing, consolidation and collections functions for federally insured student aid obligations. We believe this broader proposed scope of services represents over $50 million of revenue incremental to our annual revenue under the current contract. The Department announced that the award will be a fixed-price, performance-based incentive contract of up to ten years, including option terms. The Department will conduct the procurement in two phases. In phase one the Department has stated it will select those offerors who will be eligible to participate in the second phase of the competition. The phase one selection is expected to occur on or about May 19, 2003 and will be based on four evaluation factors: the offeror’s conceptual approach, organizational experience, rough order of magnitude of costs, and past performance. We submitted our phase one proposal to the Department on May 12, 2003 in conformance with the Common Services for Borrowers requirements. The Department has stated that it will issue a request for proposals to the offerors selected in phase one on May 19, 2003 and proposals are required to be submitted by June 19, 2003. The phase two selection process is expected to be completed by September 2003. We believe we are positioned favorably for this competitive procurement process because of our performance record with the Department. However, there can be no assurance that we will be awarded the new contract for Common Services to Borrowers.

In connection with the transition from the existing ACS contract to the implementation of Common Services to Borrowers, on May 8, 2003 the following announcement was posted on the Department’s web site: “Single source procurement for continued service and turnover. The Department of Education has conducted extensive market research to fulfill its loan servicing needs between December 1, 2003 and September 30, 2007. In performing this market research, the Department has determined that the extension to the Direct Loan Servicing System with [the] ACS contract is appropriate. The Department has determined that a transition period of, at a minimum, 24 to 36 months will be necessary for any contractor to build out an infrastructure and begin processing the more than seven million borrowers in the current Direct Loan portfolio. The Department has completed market research for the procurement of “Common Services for Borrowers,” which will absorb all loan servicing requirements for the Department. Award of this contract is expected on or about 9/30/03. The single source extension is required to allow for a reasonable transition period from the current direct loan servicer to the awardee of the “Common Services for Borrower[s]” acquisition.”

Subsequently, on May 13, 2003 the Department issued a “Modification to a Previous Presolicitation Notice” for the purpose of clarifying its public announcement of May 8, 2003. In the Modification, the Department stated that it intended to enter into negotiations with us to modify our existing contract. Further, the Department stated that: “The purpose of the negotiations would be to revise the period of performance of the current contract for a period of up to 36 months, with the use of appropriate options, through September 30, 2006. This modification will allow the Department to accommodate a prompt and successful transition to the Common Services For Borrowers (CSB) vendor. ... this contract action is contemplated to be sole source based on only one responsible source and no [not] other supplies or services will satisfy agency requirements. No formal solicitation is available. The Department [Government] anticipates a modification not later than 30 September 2003.” Accordingly, we expect to enter into discussions with the Department to finalize this modification before September 30, 2003.

REVENUE GROWTH

Internal revenue growth is measured as total revenue growth less acquired revenue from acquisitions. Acquired revenue from acquisitions is based on pre-acquisition normalized revenue of acquired companies. The Company uses the calculation of internal revenue growth to measure revenue growth excluding the impact of acquired revenues and believes these adjustments to historical reported results are necessary to accurately reflect the internal revenue growth of the Company. The following table sets forth the calculation of internal revenue growth (in thousands):

Consolidated

	Quarter ended March 31				Nine Months ended March 31,

	2003	2002	$ Growth	Growth %	2003	2002	$ Growth	Growth %

Total Revenues	$1,005,708	$800,687	$205,021	26%	$2,832,748	$2,206,133	$626,615	28%
Less: Divestitures	—	(7,127)	7,127		—	(30,684)	30,684

Adjusted	$1,005,708	$793,560	$212,148	27%	$2,832,748	$2,175,449	$657,299	30%

Acquired revenues	$78,812	$8,968	$69,844	9%	$379,355	$123,054	$256,301	12%
Internal revenues	926,896	784,592	142,304	18%	2,453,393	2,052,395	400,998	18%

Total	$1,005,708	$793,560	$212,148	27%	$2,832,748	$2,175,449	$657,299	30%

State & Local Government

	Quarter ended March 31,				Nine Months ended March 31,

	2003	2002	$ Growth	Growth %	2003	2002	$ Growth	Growth %

Total Revenues	$460,593	$350,309	$110,284	32%	$1,290,019	$920,100	$369,919	40%
Less: Divestitures	—	—	—		—	—	—	—

Adjusted	$460,593	$350,309	$110,284	32%	$1,290,019	$920,100	$369,919	40%

Acquired revenues	$20,928	$—	$20,928	6%	$217,783	$103,400	$114,383	12%
Internal revenues	439,665	350,309	89,356	26%	1,072,236	816,700	255,536	28%

Total	$460,593	$350,309	$110,284	32%	$1,290,019	$920,100	$369,919	40%

Commercial

	Quarter ended March 31,				Nine Months ended March 31,

	2003	2002	$ Growth	Growth %	2003	2002	$ Growth	Growth %

Total Revenues	$330,886	$240,726	$90,160	37%	$910,161	$695,064	$215,097	31%
Less: Divestitures	—	(6,434)	6,434		—	(26,682)	26,682

Adjusted	$330,886	$234,292	$96,594	41%	$910,161	$668,382	$241,779	36%

Acquired revenues	$51,484	$2,568	$48,916	21%	$142,342	$13,254	$129,088	19%
Internal revenues	279,402	231,724	47,678	20%	767,819	655,128	112,691	17%

Total	$330,886	$234,292	$96,594	41%	$910,161	$668,382	$241,779	36%

Federal Government

	Quarter ended March 31,				Nine Months ended March 31,

	2003	2002	$ Growth	Growth %	2003	2002	$ Growth	Growth %

Total Revenues	$214,229	$209,652	$4,577	2%	$632,568	$590,969	$41,599	7%
Less: Divestitures	—	(693)	693		—	(4,002)	4,002

Adjusted	$214,229	$208,959	$5,270	3%	$632,568	$586,967	$45,601	8%

Acquired revenues	$6,400	$6,400	$—	—	$19,200	$6,400	$12,800	2%
Internal revenues	207,829	202,559	5,270	3%	613,368	580,567	32,801	6%

Total	$214,229	$208,959	$5,270	3%	$632,568	$586,967	$45,601	8%

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%

Expenses:
Wages and benefits	43.5	43.8	43.9	44.2
Services and supplies	28.9	30.1	28.2	28.9
Rent, lease and maintenance	9.0	8.5	9.2	9.4
Depreciation and amortization	3.8	3.4	3.9	3.6
Other operating expenses	1.4	1.0	1.4	1.0

Total operating expenses	86.6	86.8	86.6	87.1

Operating income	13.4	13.2	13.4	12.9

Interest expense	0.6	0.7	0.7	1.2
Other non-operating expense, net	0.2	1.0	0.1	0.3

Pretax profit	12.6	11.5	12.6	11.4
Income tax expense	4.7	3.8	4.7	4.1

Net income	7.9%	7.7%	7.9%	7.3%

COMPARISON OF THE QUARTER ENDED MARCH 31, 2003 TO THE QUARTER ENDED MARCH 31, 2002

Revenues
In the third quarter of fiscal 2003, our revenue increased $205.0 million, or 26%, to $1.01 billion from $800.7 million in the third quarter of fiscal 2002. Internal revenue growth for the third quarter of fiscal 2003 was 18%. The remaining revenue growth was due to acquisitions.

Revenue in our state and local governments segment, which represents 46% of consolidated revenue for the third quarter of fiscal 2003, increased $110.3 million, or 32%, to $460.6 million in the third quarter of fiscal 2003 compared to the same period last year. Internal revenue growth of 26% resulted from ramp up of new contracts in our state healthcare, workforce services and transportation systems and services businesses. The remaining revenue growth was primarily due to the impact of the AFSA acquisition in late fiscal 2002.

Revenue in our commercial segment, which represents 33% of consolidated revenue for the third quarter of fiscal 2003, increased $90.2 million, or 37%, to $330.9 million in the third quarter of fiscal 2003 compared to the same period last year. Internal revenue growth of 20% was primarily driven by the ramp up of new contracts in our information technology outsourcing, finance and accounting, and human resource businesses. The remaining revenue growth was primarily due to the impact of the AFSA and Andersen acquisitions closed in the fourth quarter of fiscal 2002 and the CyberRep acquisition in fiscal 2003.

Revenue in our federal government segment, which represents 21% of consolidated revenue for the third quarter of fiscal 2003, increased $4.6 million, or 2%, to $214.2 million in the third quarter of fiscal 2003 compared to the same period last year. Internal revenue growth of 3% for the quarter was primarily driven by growth in services provided to Department of Defense agencies. Internal revenue growth was negatively impacted by the June 2002 non-renewal of the Senate desktop services contract.

Operating Expenses
As a percentage of revenue, our operating expenses decreased 0.2% to 86.6% in the third quarter of fiscal 2003 from 86.8% in the third quarter of fiscal 2002. Our operating expenses increased $175.3 million, or 25.2% to $870.6 million in the third quarter of fiscal 2003 from $695.3 million in the third quarter of fiscal 2002.

Wages and benefits increased $85.8 million, or 24.4% to $437.7 million. As a percentage of revenue, wages and benefits decreased 0.3% to 43.5%, primarily due to revenue generated on new contracts in our state and local government and commercial segments that have a lower component of wages and benefits. The decline was partially offset by the shift of costs on the Department of Education contract from services and supplies to wages and benefits as a result of the AFSA acquisition in late fiscal 2002. Prior to the acquisition, AFSA served as a sub-contractor on this contract, and therefore the payments to AFSA were included in services and supplies. Subsequent to the acquisition, AFSA’s employee costs related to this contract are included in our wages and benefits.

Services and supplies increased $50.1 million, or 20.8%, to $290.8 million. As a percentage of revenue, services and supplies decreased 1.2% to 28.9%, primarily due to the shift of costs on the Department of Education contract discussed above, offset by higher costs related to new contracts in our state and local government segment.

Rent, lease and maintenance increased $22.3 million, or 32.9%, to $90.1 million. As a percentage of revenue, rent, lease and maintenance increased 0.5% to 9.0% due to new information technology outsourcing contracts in our commercial segment.

Depreciation and amortization increased $11.0 million, or 40.9%, to $37.9 million. As a percentage of revenue, depreciation and amortization increased 0.4%, to 3.8% due to capital expenditures during the last twelve months resulting from our growth and increased intangible amortization as a result of acquisitions occurring since the third quarter of fiscal 2002.

Other operating expenses increased $6.0 million, or 74.8%, to $14.1 million. As a percentage of revenue, other operating expenses increased 0.4% to 1.4% due to increased marketing and legal expenses, and provision for doubtful accounts.

Interest expense
Interest expense increased $0.3 million in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002, primarily as a result of higher average outstanding balances on our credit facility offset by decreased borrowing costs as a result of the conversion to equity of our 4.0% Convertible Subordinated Notes in the third quarter of fiscal 2002.

Other non-operating expense, net
Other non-operating expense decreased $5.4 million in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 primarily due to the write down of a cost-basis investment to its estimate of realizable value in the third quarter of fiscal 2002.

Tax Expense
Our effective tax rate of approximately 37.5% in fiscal 2003 exceeds the federal statutory rate of 35% due primarily to the net effect of state income taxes. Included in tax expense in the third quarter of fiscal 2002 are certain tax benefits of approximately $4.3 million resulting primarily from recently enacted federal income tax rules that provide for a larger tax deduction associated with our June 2000 divestitures and deferred tax adjustments to reflect realization of tax deductions for which their probability is no longer uncertain. Due to the effect of the tax benefits in fiscal 2002 above, our effective tax rate increased 4.7% to 37.5% in the third quarter of fiscal 2003 from 32.8% in the third quarter of fiscal 2002.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2003 TO THE NINE MONTHS ENDED MARCH 31, 2002

Revenues
For the nine months ended March 31, 2003, our revenue increased $626.6 million, or 28%, to $2.8 billion from $2.2 billion for the nine months ended March 31, 2002. Internal revenue growth for the nine months ended March 31, 2003 was 18% and the remainder was due to growth from acquisitions.

Revenue in our state and local segment, which represents 46% of consolidated revenue for the first nine months of fiscal 2003, increased $369.9 million, or 40%, to $1.3 billion for the first nine months of fiscal 2003 compared to the same period last year. Internal revenue growth of 28% was due to new contracts in our state healthcare, workforce services and transportation systems and services businesses. The remaining revenue growth is related to acquisitions.

Revenue in our commercial segment, which represents 32% of consolidated revenue for the first nine months of fiscal 2003, increased $215.1 million, or 31%, to $910.2 million for the first nine months of fiscal 2003 compared to the same period last year. Internal revenue growth of 17% was driven by new contracts in IT outsourcing, finance and accounting, and human resource businesses. The remaining revenue growth is primarily due to the AFSA and Andersen acquisitions in late fiscal 2002 and the CyberRep acquisition in fiscal 2003.

Revenue in our federal government segment, which represents 22% of consolidated revenue for the first nine months of fiscal 2003, increased $41.6 million, or 7%, to $632.6 million for the first nine months of fiscal 2003 as compared to the same period last year. Internal revenue growth of 6% was primarily driven by growth in services provided to Department of Defense agencies. Internal revenue growth was adversely impacted by the June 2002 non-renewal of the Senate desktop services contract.

Operating Expenses
As a percentage of revenue, operating expenses decreased 0.5%, to 86.6% for the first nine months of fiscal 2003 from 87.1% for the same period last year. Operating expenses increased $531.2 million, or 27.6%, to $2.5 billion in the first nine months of fiscal 2003 compared to $1.9 billion for the first nine months of fiscal 2002.

Wages and benefits increased $268.3 million, or 27.5%, to $1.2 billion. As a percentage of revenue, wages and benefits decreased 0.3%, to 43.9% primarily due to revenue generated on new contracts in our state and local government and commercial segments that have a lower component of wages and benefits. The decline was partially offset by the shift of costs on the Department of Education contract from services and supplies to wages and benefits as a result of the AFSA acquisition in late fiscal 2002. Prior to the acquisition, AFSA served as a sub-contractor on this contract, and therefore the payments to AFSA were included in services and supplies. Subsequent to the acquisition, AFSA’s employee costs related to this contract are included in our wages and benefits.

Services and supplies increased $158.9 million, or 24.9%, to $797.2 million. As a percentage of revenue, services and supplies decreased 0.7% to 28.2% primarily due to the shift of costs on the Department of Education contract discussed above, offset by higher costs related to new contracts in our state and local government segment.

Rent, lease and maintenance increased $54.7 million, or 26.5%, to $261.4 million. As a percentage of revenue, rent, lease and maintenance decreased 0.2%, to 9.2%. This decrease was due to the increase of BPO services in our revenue mix which has a lower component of rent, lease and maintenance.

Depreciation and amortization increased $31.0 million, or 39.3%, to $109.8 million. As a percentage of revenue, depreciation and amortization increased 0.3%, to 3.9% due to capital expenditures during the last twelve months resulting from our growth and increased intangible amortization as a result of acquisitions occurring since the third quarter of fiscal 2002.

Other operating expenses increased $18.4 million, or 83.8%, to $40.3 million. As a percentage of revenue, other operating expenses increased 0.4% to 1.4%, due to increased legal costs, marketing expenses, provision for doubtful accounts and other contract related expenses.

Interest expense
Interest expense decreased $6.7 million, or 25.9%, to $19.3 million in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, primarily as a result of the conversion of our 4% Convertible Subordinated Notes to equity in the third quarter of fiscal 2002.

Other non-operating expense, net
Other non-operating expense decreased $3.1 million for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. Included in fiscal 2002 was the write down of certain cost-method investments offset by higher interest income on cash balances. Included in fiscal 2003 was the write down of a note receivable in fiscal 2003 as well as lower interest income in fiscal 2003 on cash balances.

Tax Expense
Our effective tax rate of approximately 37.5% in fiscal 2003 exceeds the federal statutory rate of 35% due primarily to the net effect of state income taxes. Included in tax expense in first nine months of fiscal 2002 are certain one-time tax benefits of approximately $4.3 million resulting primarily from recently enacted federal income tax rules that provide for a larger tax deduction associated with our June 2000 divestitures and deferred tax adjustments to reflect realization of tax deductions for which their probability is no longer uncertain. Due to the effect of the tax benefits in fiscal 2002, our effective tax rate increased 1.7% to 37.5% for the first nine months of fiscal 2003 from 35.8% for the same period in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing business operations through cash flows from operations and utilize excess cash flow combined with the issuance of debt and equity to finance our acquisition strategy. One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities.

During the nine months ended March 31, 2003, we generated approximately $370.3 million in cash flow from operations versus approximately $218.1 million in the same period in fiscal year 2002. Free cash flow was approximately $216.8 million for the first nine months of fiscal year 2003 compared to approximately $117.5 million for the same period in fiscal year 2002. Free cash flow is measured as operating cash flow (net cash provided by operating activities, as reported in our consolidated statements of cash flow), less capital expenditures (purchases of property, equipment and software, net of disposals, as reported in our consolidated statements of cash flow). The Company believes free cash flow provides another measure of available cash flow after the Company has satisfied the capital requirements of its operations. The following table sets forth the calculation of free cash flow (in thousands):

	Nine Months Ended
	March 31,

	2003	2002

Net cash provided by operating activities	$370,302	$218,109
Purchases of property, equipment and software, net of sales	(153,543)	(100,607)

Free cash flow	$216,759	$117,502

During the nine months ended March 31, 2003, we used $231.8 million for investing activities. This includes $153.5 million in fiscal year 2003 related to the purchase of property, equipment and software versus $100.6 million in the same period in fiscal year 2002. Our capital expenditures were approximately 5.4% of total revenues. We used $53.0 million in cash for payments related to recent acquisitions.

During the first nine months of fiscal year 2003, cash used by financing activities was $136.9 million. We entered into a new $875.0 million credit facility on terms generally similar to our existing credit facility, which was partially used to refinance the $375.0 million interim credit facility used to fund the AFSA acquisition and which replaced our existing $450.0 million credit facility. Financing activities in the nine months ended March 31, 2002 included our offering of 18.4 million shares of our Class A common stock (adjusted for stock split). The shares were issued at $40.50 per share yielding proceeds of $714.3 million (net of underwriters’ fees and other costs), which were used to repay the $550.0 million 18-month interim credit facility incurred to fund the IMS acquisition and a portion of the amount outstanding under our revolving credit facility.

As of March 31, 2003, we had approximately $578.2 million of long-term debt outstanding, which was primarily comprised of approximately $317.0 million of our 3.5% Convertible Subordinated Notes due February 15, 2006 and approximately $255.3 million outstanding under our $875.0 million credit facility. At March 31, 2003, we had approximately $455.0 million available on our $875.0 million revolving credit facility after considering outstanding letters of credit of $165.0 million that secure certain contractual performance and other obligations.

Due to the terrorist attacks on September 11, 2001 and the well-documented bankruptcies of several large companies (e.g. Enron, Kmart, and WorldCom), the surety bond market has substantially changed, resulting in reduced availability of bonds and increased premiums. Some of our state and local government contracts require either a bond or a letter of credit and future requests for proposals may require a surety bond or letter of credit. Notwithstanding the existing condition of the surety bond market, management believes that we have sufficient liquidity from our cash flow and under our revolving credit facility to meet ongoing business needs and to respond to future requests for proposals from state and local governments.

At March 31, 2003, we had cash and cash equivalents of $35.4 million compared to $33.8 million at June 30, 2002. Our working capital (defined as current assets of $959.1 million less current liabilities of $538.5 million) increased $31.9 million to $420.5 million at March 31, 2003 from $388.6 million at June 30, 2002 primarily due to strong cash flows from operations for the nine months ended March 31, 2003. Our current ratio (defined as total current assets of $959.1 million divided by total current liabilities of $538.5 million) was 1.8 at March 31, 2003 and June 30, 2002 and our debt to capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 19.9% and 25.3% at March 31, 2003 and June 30, 2002, respectively.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS AS OF MARCH 31, 2003 (IN THOUSANDS):

		Payments Due by Period

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$572,290	$—	$572,290	$—	$—
Capital lease obligations	5,882	1,991	2,515	1,376	—
Operating leases	321,616	92,520	120,135	61,213	47,748

Total Contractual Cash Obligations	$899,788	$94,511	$694,940	$62,589	$47,748

		Amount of Commitment Expiration per Period

	Total
	Amounts	Less than 1
Other Commercial Commitments	Committed	Year	1-3 Years	3-5 Years	After 5 Years

Standby letters of credit	$165,464	$164,464	$1,000	$—	$—
Surety Bonds	324,487	303,725	20,745	17	—

Total Commercial Commitments	$489,951	$468,189	$21,745	$17	$—

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria. As of March 31, 2003, the maximum aggregate amount of the outstanding contingent obligations is approximately $20.4 million. Upon satisfaction of the specified contractual criteria, a corresponding increase in goodwill would be recorded.

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

Approximately two-thirds of our revenue is recognized based on transaction volumes, approximately 12% is related to time and material contracts, approximately 16% is related to cost reimbursable contracts, and approximately 6% of our revenues are recognized using percentage-of-completion accounting.

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

Revenues on certain fixed price contracts where we provide information technology development and implementation services and certain contracts in our federal government segment are recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract using Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that are binding agreements between us and our customers in which we agree, for compensation, to perform a service to the customer’s specifications. Performance will often extend over long periods, and our right to receive payment depends on our performance in accordance with the agreement.

The percentage-of-completion methodology involves recognizing revenue using the percentage of services completed, on a current cumulative cost to total cost basis, using a reasonably consistent profit margin over the period. Due to the long-term nature of these contracts, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the contract include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, the impact of delayed performance, and availability and timing of funding from the client. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.

Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation or initiation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. The EITF reached a consensus regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as SOP 81-1. EITF 00-21 does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as the implementation or development of an information technology system to client specifications under a long-term contract. Where an implementation or development project is contracted with a client, and we will also provide services or operate the system over a period of time, EITF 00-21 provides the methodology for separating the contract elements and allocating total arrangement consideration to the contract elements. The provisions of EITF 00-21 will be applicable on a prospective basis to transactions entered into in fiscal years beginning after June 15, 2003. We believe that EITF 00-21 will not have a material impact on our financial position or results of operations.

Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. Immediate recognition is made of any anticipated losses.

Valuation of goodwill and intangibles. Due to the fact that we are a services company, our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we could incur. The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth. For the IMS, Andersen, and AFSA acquisitions in 2002 and the CyberRep acquisition in 2003, we obtained a third-party valuation of the intangible assets. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial results.

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

NEW ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntarily change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure requirements of SFAS 148 effective for the quarter ended March 31, 2003, the additional information required by SFAS 148 is included in our financial statement disclosures beginning with this reporting period (see Note 2 of our Consolidated Financial Statements). We do not believe that SFAS 148 had material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”). FIN 45 requires that a guarantor recognize a liability at inception of certain guarantees and disclose certain other types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements that end after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

EITF 00-21 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. See Critical Accounting Policies for further discussion of EITF 00-21.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which changes the rules for how companies must account for costs associated with exit or disposal activities. Costs typically associated with exit or disposal activities include one-time employee termination costs, contract cancellation provisions, and relocation costs. SFAS 146 nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We do not believe that SFAS 146 will have a material impact on our future earnings and financial condition.

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

Loss of, or reduction of business from, clients. The loss of clients and/or the reduction of volumes and services provided to our clients could materially affect our profitability and cash flows. In addition, we incur a high level of fixed costs related to our technology outsourcing and business process outsourcing clients. Therefore the loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, thereby reducing our revenues, profitability and cash flow.

Termination of a contract by a client or deterioration of the financial condition of a client. We must make significant capital investments in order to attract and retain large outsourcing agreements. The termination of a client contract or the deterioration of the financial condition or prospects of a client has in the past, and may in the future, result in an impairment of the net book value of the assets recorded, including a portion of our intangible assets, and a reduction in our earnings and cash flow.

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

Difficulties in executing our acquisition strategy. We intend to continue to expand our business through the acquisition of complementary companies. We cannot, however, make any assurances that we will be able to identify any potential acquisition candidates or consummate any additional acquisitions or that any future acquisitions will be successfully integrated or will be advantageous to us. Without additional acquisitions, we are unlikely to maintain historical total growth rates.

Failure to properly manage our operations and our growth. We have rapidly expanded our operations in recent years. We intend to continue expansion in the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures, and controls on a timely basis. If we fail to implement these systems, procedures and controls on a timely basis, we may not be able to service our clients’ needs, hire and retain new employees, pursue new business, complete future acquisitions or operate our businesses effectively. We could also trigger contractual credits to clients. Failure to properly integrate acquired operations with vendors’ systems could result in increased cost.

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

Exercise of contract termination provisions and service level penalties. Most of our contracts with our clients permit termination in the event our performance is not consistent with service levels specified in those contracts, or provide for credits to our clients for failure to meet service levels. In addition, if clients are not satisfied with our level of performance, our reputation in the industry may suffer, which could materially and adversely affect our business, financial condition, results of operations, and cash flow.

Pricing risks. Some of our contracts contain provisions requiring that our services be priced based on a pre-established standard or benchmark regardless of the costs we incur in performing these services. Some of our contracts contain pricing provisions that require the client to pay a set fee for our services regardless of whether our costs to perform these services exceed the amount of the set fee. Some of our contracts contain re-pricing provisions which can result in reductions of our fees for performing our services. In such situations, we are exposed to the risk that we may be unable to price our services to levels that will permit recovery of our costs, and may adversely affect our operating results and cash flow.

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

Intellectual property infringement claims. We rely heavily on the use of intellectual property. We do not own the majority of the software that we use to run our business; instead we license this software from a small number of primary vendors. If these vendors assert claims that we or our clients are infringing on their software or related intellectual property, we could incur substantial costs to defend these claims. In addition, if any of our vendors’ infringement claims are ultimately successful, our vendors could require us (1) to cease selling or using products or services that incorporate the challenged software or technology, (2) to obtain a license or additional licenses from our vendors, or (3) to redesign our products and services which rely on the challenged software or technology.

Federal regulations relating to confidentiality of health data. In 1996, Congress passed the Health Insurance Portability and Accountability Act (“HIPAA”) and as required therein, the Secretary of Health and Human Services (“HHS”) has established standards for information sharing, security and confidentiality with regard to health information of individuals. We process individually identifiable health information for many of our clients. We and our clients are required to comply with HIPAA and we will be required to comply with HIPAA for individually identifiable health information which we maintain for our employees. Health information privacy regulations promulgated under HIPAA took effect on April 14, 2003. On or prior to that date we implemented procedures, training and security features designed to protect the privacy and integrity of such health information. Other regulations have been published under HIPAA (such as those related to the standardization of information used in processing healthcare transactions which require compliance by October 2003 and those related to additional security measures that must be implemented by April 2005) and other regulations required by HIPAA have yet to be published. In addition, various states, including Texas, have passed legislation that addresses medical record privacy and restricts the use and disclosure of individually identifiable health information, and other federal or state privacy legislation may be enacted at any time. HIPAA subjects us, as a service provider and as an employer, to liability and monetary penalties for failure to comply with HIPAA regulations. If we fail to comply with HIPAA regulations and applicable state laws, we could incur liability under these provisions, which could have a material adverse effect on our profitability and cash flow.

Budget deficits at state and local governments and their agencies. A substantial portion of our revenues are derived from contracts with state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. While this has not had a material adverse impact on our results of operations through the third quarter of fiscal year 2003, it is unclear what impact, if any, these deficits may have on our future business, revenues, results of operations and cash flow.

Inability to provide contract performance guarantees. Certain of our state and local government contracts require we execute surety bonds or letters of credit to ensure that the project is administered and completed as provided for in the contract. Prior to September 11 and the well-documented bankruptcies of several large companies (e.g. Enron, Kmart, and WorldCom), surety bonds were obtainable on relatively favorable terms at minimal pricing. In late 2001, the market for surety bonds changed dramatically with capacity tightening and prices increasing. In certain situations, we have found it more economical to satisfy our obligations under certain state and local contracts with letters of credit under our revolving credit facility. The long-term outlook of the surety market, while improving, remains unclear. If conditions require us to continue utilizing letters of credit under our credit facility (in lieu of bonds), our borrowing capacity under our revolving credit facility will be reduced by the amount of such letters of credit outstanding.

International risks. Recently we have expanded our international operations. International operations are subject to a number of risks including, but limited to the following — fluctuations in foreign exchange currency rates; licensing and labor counsel requirements; staffing key managerial positions; data privacy laws adopted by various countries in which ACS does business, including but not limited to member states of the European Union; general economic conditions in foreign countries; additional expenses and risks inherent in conducting operations in geographically distant locations; laws of those foreign countries; political instability; trade restrictions such as tariffs and duties or other controls affecting foreign operations, and other factors that may adversely affect the Company’s business, financial condition and operating results.

Armed hostilities and terrorist attacks. Terrorist attacks and further acts of violence or war may cause major instability in the U.S. and other financial markets in which we operate. In addition, armed hostilities and acts of terrorism may directly impact our physical facilities and operations, which are located in North America, Central America, South America, Europe, Africa, Australia, and the Middle East, or those of our clients. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

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

Other Risks. We have attempted to identify material risk factors currently affecting our business and company. However, additional risks that we do not yet know of, or that we currently think are immaterial, may occur or become material. These risks could impair our business operations or adversely affect revenues or profitability.

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

On March 3, 2003 we filed a Petition for Review with the Texas Supreme Court requesting that the Court reverse the decision of the court of appeals and render judgment that the plaintiffs take nothing or, alternatively, remand the case to the trial court for further proceedings. The plaintiffs did not file a petition for review with the Texas Supreme Court.

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

ITEM 5. OTHER INFORMATION

One of our subsidiaries, ACS Defense, Inc., and other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice. The inquiry concerns certain IDIQ (Indefinite Delivery — Indefinite Quantity) procurements and their related task orders which occurred in the late 1990’s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the Justice Department’s inquiry is approximately $25 million per year representing approximately 0.6% of our annual revenue. Due to the preliminary nature of the government’s inquiry, we are not able to assess the impact, if any, of this inquiry on ACS. However, we have conducted and are continuing to conduct an internal investigation of this matter through outside legal counsel. We continue to cooperate with the Department of Justice in producing documents in response to the subpoena and arranging for Department of Justice interviews of employees and former employees.

In December 2002, we appointed American Stock Transfer & Trust Company as our transfer agent, replacing First City Transfer Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)	Exhibits

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

b.)	Reports on Form 8-K

1.	On February 3, 2003, the Company filed a Current Report on Form 8-K (dated as of January 31, 2003) announcing that the U.S. Department of Education (“DOE”) has advised the Registrant that the DOE plans to conduct a competitive bid process for the currently existing Direct Loan Servicing System contract between the Registrant and DOE.

2.	On February 14, 2003, the Company filed a Current Report on Form 8-K (dated as of February 14, 2003) reporting that Jeffrey A. Rich, Chief Executive Officer and Warren Edwards, Executive Vice President and Chief Financial Officer, each submitted to the Securities and Exchange Commission his certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 2003.

AFFILIATED COMPUTER SERVICES, INC.

By:	/s/ Warren D. Edwards

Warren D. Edwards Executive Vice President and Chief Financial Officer

Certification
pursuant to and in connection with the
Quarterly Reports on Form 10-Q
to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended

     I, Jeffrey A. Rich, Chief Executive Officer of Affiliated Computer Services, Inc. (the “Registrant”), certify that:

1.	I have reviewed this quarterly report of the Registrant on Form 10-Q for the period ending March 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Jeffrey A. Rich

Jeffrey A. Rich, Chief Executive Officer of Affiliated Computer Services, Inc.

Certification
pursuant to and in connection with the
Quarterly Reports on Form 10-Q
to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended

     I, Warren D. Edwards, Executive Vice President and Chief Financial Officer of Affiliated Computer Services, Inc. (the “Registrant”), certify that:

1.	I have reviewed this quarterly report of the Registrant on Form 10-Q for the period ending March 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

7.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Warren D. Edwards

Warren D. Edwards, Executive Vice President and Chief Financial Officer of Affiliated Computer Services, Inc.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”