Form 10-K
period 2003-06-30
AFFILIATED COMPUTER SERVICES INC
filed 2003-09-17
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2003
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

     As of September 12, 2003, 126,588,989 shares of Class A common stock were outstanding. The aggregate market value of the Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of such date, approximated $6,175,859,000.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement for 2003 Annual Meeting — Part III are incorporated by reference herein.

AFFILIATED COMPUTER SERVICES, INC.
FORM 10-K
June 30, 2003

PART I

Item 1. Business

General

We are a global, Fortune 500 company delivering comprehensive business process outsourcing and information technology outsourcing solutions to commercial and government clients. We were incorporated in Delaware on June 8, 1988 and are based in Dallas, Texas. We support client operations in nearly 100 countries. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts. Approximately 91%, 90% and 89% of our revenues for fiscal years 2003, 2002 and 2001, respectively, were recurring. Recurring revenues are revenues derived from services that our clients use each year in connection with their ongoing businesses.

Our services enable businesses and government agencies to focus on core operations, respond to rapidly changing technologies and reduce expenses associated with business processes and information processing. Our business strategy is to expand our client base and enhance our service offerings through both internal marketing and the acquisition of complementary companies. Our marketing efforts focus on developing long-term relationships with clients that choose to outsource mission critical business processes and information technology requirements. Our business expansion has been accomplished both from internal growth as well as through acquisitions. Since inception, our acquisition program has resulted in geographic expansion, growth and diversification of our client base, expansion of services and products offered, and increased economies of scale.

We serve three primary markets, which include state and local governments, commercial clients, and the federal government. We are a leading provider of business process outsourcing and information technology services to state and local governments. During fiscal year 2003, revenues from our state and local government segment accounted for approximately $1.7 billion, or 45% of our revenues. We provide technology-based services with a focus on transaction processing and program management services such as child support payment processing, electronic toll collection, welfare and community services, and traffic violations processing. We also design, develop, implement, and operate large-scale health and human services programs and the information technology solutions that support those programs.

Our commercial sector accounted for approximately $1.2 billion, or 33% of our fiscal year 2003 revenues. We provide business process outsourcing, technology outsourcing, and systems integration services to our commercial sector clients. These services are provided to a variety of clients nationwide, including healthcare providers, retailers, wholesale distributors, manufacturers, utilities, financial institutions, insurance and transportation companies. Our business process outsourcing services include claims processing, finance and accounting, loan processing, human resource and document processing. Our technology outsourcing services include mainframe, midrange, desktop, network, and web-hosting solutions. Our commercial systems integration services include application development and implementation, applications outsourcing, technical support and training, as well as network design and installation services.

We also serve the federal government market, which during fiscal year 2003 accounted for approximately $0.9 billion, or 22% of our annual revenues. Our services in this market are comprised of business process outsourcing services, which consist primarily of loan processing services and human resources services, as well as, systems integration services, which include application development and outsourcing, network implementation and maintenance, desktop services, technical staff augmentation, and training under long-term contracts. Approximately 44% of revenues within our federal government business are derived from civilian agencies with the remaining 56% from Department of Defense agencies.

In August 2003, we announced an agreement to sell the majority of our federal government business to Lockheed Martin Corporation for approximately $658 million, which includes $70 million payable pursuant to a five-year non-compete agreement. Revenues from the federal business to be divested were approximately $685 million for fiscal 2003. We will retain our business process outsourcing contract with the Department of Education, with current annual revenues of $172 million. Additionally, our commercial and state and local government operations will continue to serve as a subcontractor on portions of the transferred business. In addition, we will acquire Lockheed Martin Corporation’s commercial information technology business, with trailing, recurring annual revenues of approximately $240 million, for approximately $107 million. These transactions, which are subject to certain closing conditions, are expected to be completed during the second quarter of fiscal 2004. The expected after-tax proceeds from the divestiture will generally be used to pay down debt, to fund our share repurchase program (See Item 5) and for general corporate purposes.

Market Overview

The demand for our services has grown substantially in recent years, and we believe that this will continue to increase in the future as a result of strategic, financial and technological factors. These factors include:

•	the desire of organizations to focus on their core competencies;

•	the increasing desire by organizations to drive process improvements and improve the speed of and reduce the cost of execution;

•	the desire by organizations to have a workforce that is able to expand and contract in relation to their business volumes;

•	the increasing acceptance by organizations to utilize offshore resources for business process outsourcing;

•	the increasing complexity of information technology systems and the need to connect electronically with clients, suppliers, and other external and internal systems;

•	the increasing requirements for rapid processing of information and the instantaneous communication of large amounts of data to multiple locations; and

•	the desire by organizations to take advantage of the latest advances in technology without the cost and resource commitment required to maintain in-house systems.

Business Strategy

The key components of our business strategy include the following:

•	Expand Client Base - We seek to develop long-term relationships with new clients by leveraging our subject matter expertise, world-wide data manufacturing capabilities and infrastructure of information technology products and services. Our primary focus is to increase our revenues by obtaining new clients with recurring requirements for business process and information technology services.

•	Expand Existing Client Relationships - We seek to expand existing client relationships by increasing the scope and breadth of services we provide.

•	Build Recurring Revenues - We seek to enter into long-term relationships with clients to provide services that meet their ongoing business requirements while supporting their mission critical business process or information technology needs.

•	Provide Flexible Solutions - We offer custom-tailored business process and information technology solutions using a variety of proprietary and third-party licensed software on multiple hardware and systems software platforms and domestic and international workforces that are able to expand and contract in relation to clients’ business volumes.

•	Invest in Technology - We respond to technological advances and the rapid changes in the requirements of our clients by committing substantial amounts of our resources to the operation of multiple hardware platforms, the customization of products and services that incorporate new technology on a timely basis and the continuous training of our personnel.

•	Maximize Economies of Scale - Our strategy is to develop and maintain a significant client and account/transaction base to create sufficient economies of scale that enable us to achieve competitive costs.

•	Complete Strategic and Tactical Acquisitions - Our acquisition strategy is to acquire companies to expand the products and services we offer to existing clients, to obtain a presence in new, complementary markets and to expand our geographic presence.

•	Attract, Train and Retain Employees - We believe that attracting, training, and retaining high quality employees is essential to our growth. We seek to hire motivated individuals with strong character and leadership traits and provide them with ongoing technological and leadership skills training. We emphasize retaining our employees with challenging work assignments and incentive programs.

Segment Information

During the last three fiscal years, our revenues by segment were as follows (in thousands):

	Year ended June 30,

	2003	2002	2001

State and Local Governments	$1,694,178	$1,294,250	$386,436
Commercial (1)	1,242,908	957,333	929,457
Federal Government (2)	850,120	811,335	747,666

Total Revenues	$3,787,206	$3,062,918	$2,063,559

(1)	Includes $33.0 million and $37.3 million of revenues from divested companies for fiscal years 2002 and 2001, respectively.

(2)	Includes $4.3 million of revenues from divested companies for fiscal year 2002.

For further information on our segments, see Note 17 to our Consolidated Financial Statements.

State and Local Governments

We are a leading provider of business process outsourcing services to state and local governments. Our services help state and local agencies reduce operating costs, increase revenue streams and increase the quality of services to citizens. Approximately 45% of our fiscal 2003 consolidated revenues were derived from contracts with state and local governments. State and local government clients may terminate most of these contracts at any time, without cause, for convenience or lack of funding. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government.

Pricing for our services in the state and local market is generally determined based on the number of transactions processed, human services cases managed or, in instances where a systems development project is required in our state healthcare unit, we generally price our services on a fixed fee basis for the development work.

State Healthcare

We design, develop, implement, and operate large-scale health and human services programs and the information technology solutions that support those programs. Today, we operate fourteen state Medicaid programs and six state Child Health Insurance Programs that cover approximately 19.4 million recipients, process over 397 million Medicaid healthcare claims annually and disburse over $40 billion in provider payments. We also operate 25 state pharmacy benefits management programs that assist states in controlling prescription drug costs, pharmacy intervention and surveillance and the processing of drug claims. We operate fourteen state decision support systems that assist states with data collection, fraud and abuse detection and case management. We also assist states in bringing their health programs into compliance with the Health Insurance Portability and Accountability Act (HIPAA).

In 2001, we were awarded a contract by the Department of Community Health of the State of Georgia (“DCH”) to develop, implement and operate a system to administer health benefits to Georgia Medicaid recipients as well as state government employees. This system development project is large and complex and involves development of the first system in the industry that will process both Medicaid and state employee claims. The Medicaid phase of this project was implemented on April 1, 2003. As with any large, complex system development and implementation project certain delays and operational issues were encountered in this phase. The initial phase operational issues have been substantially addressed. We are working in collaboration with DCH and the Georgia healthcare providers to address ongoing program issues, including the implementation of new policy changes by DCH as well as changes required by HIPAA. We believe, based on our analysis to date, that the savings to the State of Georgia associated with this initial phase of the contract will exceed the savings initially anticipated. We are also in continuing discussions with DCH regarding claims that we and DCH have asserted against each other related to delays in the initial phase development. Both we and DCH have agreed to resolve the issues in a collaborative manner. Any final amount that we would agree to pay DCH has not been negotiated; however, the cost associated with delays in system implementation, including incremental transition costs incurred by DCH, have been properly and fully reflected in our financial results. We expect to resolve this matter over the next several months in an amicable fashion; however, there can be no assurance as to the ultimate outcome of this matter.

Children and Family Services

We are a major provider of child support and payment processing with high volume remittance processing and service center operations that handle 54% of the nation’s payment transactions. We also provide “locate and collection” services to find delinquent parents and collect past due child support and other payments. Within the Children and Family Services area we provide electronic benefits transfer, which is the issuance of food stamps and cash benefits through magnetic stripe cards with redemption through point of sale devices (POS) and automated teller machines (ATM).

Transportation Systems and Services

We focus on three areas within our Transportation Systems and Services: Electronic Toll Collection, Motor Vehicle Services and Commercial Vehicle Operations. Within Electronic Toll Collection we offer toll agencies a complete array of services including the operation of the back-office customer service center as well as lane installation and integration. We currently operate the E-ZPass programs in New Jersey and New York, the largest electronic toll collection program in the world. Within Motor Vehicle Services, we assist states in the processing of fuel tax and registration revenues. We process more than 25% of state-issued operating credentials and support the operations of more than 31% of the motor carriers operating in the United States. Within Commercial Vehicle Operations we offer a nationwide network that electronically checks safety credentials and weighs trucks at highway speed, granting participating truckers authorization to bypass open weigh stations and ports-of-entry without stopping.

Municipal Services

We serve large cities and counties in the United States by focusing on revenue-generating transactions that involve interfacing with citizens. These services are focused in two areas: parking management and violations processing; and photo enforcement. For our violations processing clients, we provide complete management, technical and operational support throughout the entire timeline of a violation, from issuance to final disposition. In photo enforcement, we use cameras to photograph traffic violations and identify the registered owner of the vehicle so that the municipality can determine whether the citation can be mailed.

Our Government Records Management group has been a leading provider of computerized document indexing and recording solutions for Recorders of Deeds, by providing computerized record management systems. The client base of this business group includes nearly 500 system customers and hundreds of customers that outsource their indexing and document imaging needs to us.

Welfare and Community Solutions

We provide management, operations and systems service offerings to local Workforce Development Boards and Coalitions, thereby creating a government-mandated, integrated One-Stop system linking job seekers and job providers in accordance with government mandated requirements. Through the operation of approximately 105 One-Stop centers across the country, we use technology innovations and re-engineered service delivery models to provide job-related service to assist low-income families in securing and retaining employment and help employers find and retain potential employees.

Information Technology Outsourcing

We are a leading provider of full-service IT outsourcing services to cities and counties throughout the United States. We also provide justice information systems for state and municipal courts, finance and tax systems for local governments, and application outsourcing services, and e-government solutions for state and local customers.

Commercial

Within the commercial sector, which comprises 33% of our fiscal year 2003 consolidated revenues, we provide our clients with business process outsourcing, technology outsourcing and systems integration services.

Pricing for our services in the commercial market varies by type of service. For business process outsourcing services, we typically price these services on the basis of the number of accounts or transactions processed. Our technology outsourcing services, which are normally provided pursuant to multi-year contracts, are normally priced on a resource utilization basis. Resources utilized include processing time, the number of desktops managed, professional services, data storage and retrieval utilization, and output media utilized. Our systems integration services are generally offered on a time and materials basis to existing long-term clients under short-term contractual arrangements.

Business Process Outsourcing

Our commercial business process outsourcing practice is focused in five major categories: claims processing, human resources, finance and accounting, loan processing, and document processing. We provide healthcare and other claims processing for many of the large healthcare payers in the United States. Within human resources, we provide benefit claims processing, employee services call centers, benefits administration, employee relocation, training administration and learning services, vendor administration, and employee assistance programs. Within finance and accounting we provide revenue/invoicing accounting, disbursement processing, expense reporting, procurement, payroll, cash management, fixed asset accounting, tax processing, general ledger and other services associated with finance and accounting that are process and technology sensitive. We handle loan processing services such as collections, account reconciliations and borrower correspondence for third-party student loan programs and specialty lending programs. We also handle the processing and storage of documents for banks, mortgage companies and other corporations that desire electronic access and storage of their documents.

We receive client information in all media formats such as over the web, EDI, fax, voice, paper, microfilm, computer tape, optical disk, or CD ROM. Information is typically digitized upon receipt and sent through our proprietary workflow software, which is tailored to our clients’ process requirements. Utilizing network technology, we have developed expertise in transmitting data around the world to our international workforce. We have approximately 10,000 employees in Mexico, Guatemala, Ghana, Dominican Republic, Spain, India, Malaysia, Ireland, Germany and China, as well as several other countries, that support our commercial business process outsourcing services. A majority of our business process outsourcing workforce is compensated using performance-based metrics, and as a result, varies with our clients’ transaction volumes.

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

We provide our technology outsourcing solutions through an extensive data center network, which is comprised of three host data centers and eight remote data centers. Our data centers and clients are connected via an extensive telecommunications network. We monitor and maintain local and wide area networks on a seven-day, 24–hour basis and provide shared hub satellite transmission service as an alternative to multi-drop and point-to-point hard line telecommunications networks.

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

Federal Government

Within the federal government sector, we provide business process outsourcing and systems integration services. Approximately 22% of our fiscal year 2003 consolidated revenues are derived from contracts and subcontracts with federal government agencies. Our federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency (“DCAA”). These audits may result in adjustments to contract costs and fees reimbursed by our federal customers. To date, we have experienced no material adjustments as a result of audits by the DCAA. The DCAA has completed audits of the Company’s defense contracts through fiscal year 2001 and all other federal contracts through fiscal year 2000.

Pricing for services provided to our federal government clients varies by type of service. Business process outsourcing services provided to federal government clients are generally priced on the basis of the number of accounts or transactions processed. For applications development, applications outsourcing, network implementation and maintenance, desktop services, technical staff support, and training, we generally price these services on a cost plus fixed fee and time and materials basis.

Business Process Outsourcing

Our federal business process outsourcing services consist primarily of loan servicing and human resource services for federal agencies. Our loan services generally include billing, lock-box payment processing, related accounting and reconciliation, and client service call center and web-site operations. In addition to the Department of Education contract discussed below, we have contracts with the Defense Finance & Accounting Services, Housing and Urban Development, Ginnie Mae and Pension Benefit Guarantee Corporation.

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

On January 31, 2003 FSA officials notified us that they would conduct a competitive procurement for Common Services for Borrowers which will be an integrated solution for FSA for servicing, consolidation and collections functions for federally insured student aid obligations and will absorb all loan servicing requirements for the Department. The Department announced that the competitive procurement would be conducted in two phases with phase one being the determination of eligibility to participate and phase two being the selection process. We, along with Sallie Mae and a third participant who subsequently withdrew from the competition were selected as eligible to participate. On July 7, 2003, we submitted our proposal to the Department. In August 2003, the Department notified us that it had determined that we are in the competitive range for award, and that negotiations would begin shortly to be followed by the Department’s request for submission of final proposal revisions and an award determination. We anticipate that the Department will make a decision on the procurement in October 2003 and believe we are positioned favorably because of our performance record with the Department. However, there can be no assurance that we will be awarded the new contract for Common Services to Borrowers.

In May 2003, the Department provided public notice that it intended to enter into negotiations with us to modify our existing contract for the purpose of revising the period of performance for a period of up to 36 months, with the use of appropriate options, through September 30, 2006. The Department further stated that this contract action would be on a sole source basis and would accommodate a prompt and successful transition to the Common Services for Borrowers vendor. We are continuing discussions with the Department regarding this modification; however, the terms of the proposed modification have not been negotiated at this time and it is likely that the negotiations will not be completed by September 30, 2003, the date the Department stated it anticipated completing the contract modification.

Systems Integration Services

We provide applications development, applications outsourcing, network implementation and maintenance, desktop services, technical staff support, and training under long-term contracts to the Department of Defense and civilian agencies, who generally either contract directly with us or through the General Services Administration for these services. The General Services Administration performs the procurement function for many civilian and Department of Defense agencies. Approximately 33% of these services for fiscal year 2003 were provided pursuant to six contracts with the General Services Administration. We also provide our services directly to a variety of civilian agencies such as the Departments of Labor, Treasury, Transportation and Energy, as well as NASA, FAA, the U.S. Postal Service, and the Federal Energy Regulatory Commission. In addition to the above services, we provide command and control, communications, computer and intelligence, surveillance, and reconnaissance (C4 and ISR) systems integration services to a variety of Department of Defense agencies such as Air Force Materiel Command, the U.S. Unified Commands, and the National Security Agency.

Revenues by Service Line

Our revenues by service line over the past three years are shown in the following table (in thousands):

	Year ended June 30,

	2003	2002	2001

Business process outsourcing	$2,582,773	$1,942,865	$974,244
Systems integration services	711,585	678,804	648,244
Technology outsourcing	492,848	441,249	441,071

Total	$3,787,206	$3,062,918	$2,063,559

Client Base

We achieve growth in our client base through internal marketing and acquisitions of other business process and information technology services companies. We have a diverse client base. Within the state and local government segment, our clients include a wide variety of state governments, municipal governments and agencies. Within the commercial segment, we serve all of the major vertical markets that spend heavily on technology including the healthcare, retail, transportation, manufacturing and financial industries. Within the federal government segment, our clients include both the Department of Defense agencies and various civilian agencies. Clients may be lost due to merger, business failure, or conversion to a competing processor or to an in-house system. Our business with government clients is subject to various risks, including the reduction or modification of contracts due to changing government needs and requirements. Government contracts, by their terms, generally can be terminated for convenience by the government, which means that the government may terminate the contract at any time, without cause, and in certain instances we would be entitled to receive compensation only for the services provided or stranded asset costs incurred at the time of termination.

Approximately 91%, 90% and 89% of our revenues for fiscal years 2003, 2002 and 2001, respectively, were recurring. We define recurring revenues as revenues derived from services that are used by our clients each year in connection with their ongoing businesses, and accordingly, exclude conversion and deconversion fees, software license fees, short-term contract programming engagements, product installation fees, and hardware sales.

Our five largest clients accounted for approximately 13%, 14% and 18% of our fiscal years 2003, 2002 and 2001 revenues, respectively. Our largest client represents 4% of our consolidated revenues. In addition, over 99% of our consolidated revenues are derived from domestic clients.

Competition

The markets for our services are intensely competitive and highly fragmented. The most significant competitive factors are the reliability and quality of services, technical competence and the price of services.

We compete in the state and local market by offering a full range of outsourcing services and by leveraging our subject matter expertise, technical skills and infrastructure to achieve economies of scale. Competition in the state and local market is fragmented by line of services and we are a leading provider in these areas. Competition for our state healthcare services and municipal services is primarily Electronic Data Systems Corporation (“EDS”). Competition for our welfare and community services is primarily Maximus. In child and family services, our primary competitors are Bank One, Citibank, IBM and Tier Technologies (“Tier”). Competition for our electronic toll collection services is primarily Transcore. In addition, there are numerous local competitors that we face in our state and local segment.

We compete in the commercial market by offering technology outsourcing services that leverage our data center infrastructure, value added business process outsourcing services which leverage our technical skills, proprietary workflow software, offshore workforce, and economies of scale. The competition for our commercial outsourcing services include EDS, Computer Sciences Corp. (“CSC”), IBM, Hewlett-Packard, CGI, Exult, Accenture, Sourcecorp, Inc., Sallie Mae, Perot Systems and in-house departments performing the function we are seeking to outsource. We may be required to purchase technology assets from prospective clients or to provide financial assistance to prospective clients in order to obtain their contracts. Many of our competitors have substantially greater resources and thus, may have a greater ability to obtain client contracts where sizable asset purchases or investments are required. To maintain competitive prices, we operate with low overhead and maintain a significant client base and account/transaction base to achieve sufficient economies of scale. The competition for our commercial business process outsourcing services is most often clients’ in-house departments currently performing the function that they are seeking to outsource.

In the federal government market, we actively compete with small specialized firms as well as with large competitors with a wider range of systems integration services. We believe that the key competitive factors in obtaining and retaining clients include the ability to understand project requirements, deliver appropriate skill sets in a timely manner and price services effectively. We must also compete for qualified personnel through competitive wages and by maintaining a consistent demand for the skills recruited. Our competition in the federal government market includes EDS, CSC, Science Applications International Corporation, Lockheed Martin, Anteon International Corporation, CACI International Inc. and numerous other government contractors.

In the future, competition could continue to emerge from large computer hardware providers as they shift their business strategy from hardware to both services and hardware. Competition could also emerge from European service providers seeking to expand into North America, and from large consulting companies seeking operations outsourcing opportunities. We are also beginning to see the convergence of technology outsourcing and business process outsourcing. We believe that vendors such as ourselves who have the infrastructure and capabilities to provide both services will benefit the greatest from this emerging trend.

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

Employees

We believe that our success depends on our continuing ability to attract and retain skilled technical, marketing and management personnel. As of June 30, 2003, we had approximately 40,000 employees, including approximately 30,000 employed domestically, with the balance employed in our international operations. Of the domestic employees, approximately 200 are represented by a union. Approximately 1,700 of our international employees are represented by unions, primarily in Mexico. We have had no work stoppages or strikes by our employees. Management considers its relations with employees and union officials to be good.

As of June 30, 2003, approximately 23,000 employees provide services to our commercial clients, approximately 12,000 employees provide services to our state and local government clients and approximately 5,000 employees provide services to our federal government clients. Approximately 2,400 of our employees have federal government security clearances.

U.S. Securities and Exchange Commission Reports

All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”) on or after September 17, 2002 are available free of charge through our internet website, www.acs-inc.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC.

Item 2. Properties

As of June 30, 2003, we have approximately 453 locations in the United States and 21 locations in nine other countries. In addition, our employees are in numerous client locations where we neither own nor lease the occupied space. We own approximately 1.2 million square feet of real estate space and approximately 5.8 million square feet is leased. The leases expire from calendar years 2003 to 2018 and we do not anticipate any significant difficulty in obtaining lease renewals or alternate space. Our executive offices are located in Dallas, Texas at a company-owned facility of approximately 630,000 square feet, which also houses a host data center and other operations. We believe that our current facilities are suitable and adequate for our business.

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

On March 3, 2003, we filed a Petition for Review with the Texas Supreme Court requesting that the Court reverse the decision of the court of appeals and render judgment that the plaintiffs take nothing or, alternatively, remand the case to the trial court for further proceedings. The plaintiffs did not file a petition for review with the Texas Supreme Court. On June 19, 2003, the Texas Supreme Court requested that the parties file briefs on the merits of the appeal. We filed our brief on the merits on August 20, 2003, and the plaintiffs’ brief on the merits is currently due by October 9, 2003.

We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs’ claims, and accordingly, have not accrued any amount on our balance sheet related to the lawsuit.

One of our subsidiaries, ACS Defense, Inc., and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice. The inquiry concerns certain IDIQ (Indefinite Delivery — Indefinite Quantity) procurements and their related task orders which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the Justice Department’s inquiry is approximately $25 million per year representing approximately 0.6% of our annual revenue. We are conducting an ongoing internal investigation of this matter through outside legal counsel and we are cooperating with the Department of Justice in producing documents in response to the subpoena and arranging for Department of Justice interviews of employees and former employees.

Another of our subsidiaries, ACS State & Local Solutions, Inc., and a teaming partner of this subsidiary, Tier Technologies, Inc., received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice. The inquiry concerns the teaming arrangement between ACS and Tier Technologies on child support payment processing contracts awarded to ACS and Tier Technologies, as a subcontractor to ACS, in New York, Illinois and Ohio. Our annual revenue from these three contracts will be approximately $70 million when the services are fully implemented, representing approximately 1.8% of our annual revenue. Our teaming arrangement also contemplated the California child support payment processing request for proposals which is expected to be issued in September or October 2003; however, we have not entered into a teaming agreement with Tier for California and do not expect that we and Tier Technologies, Inc. will team together on a proposal in response to this request for proposals. We are conducting an ongoing internal investigation of this matter through outside legal counsel and we are cooperating with the Department of Justice in producing documents in response to the subpoena.

Due to the preliminary nature of these government inquiries, it is difficult to assess the impact, if any, of these inquiries on ACS.

In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes which arise in the ordinary course of business. Although we cannot predict the outcomes of these proceedings, we do not believe these actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

During the fiscal fourth quarter covered by this report, no matter was submitted to a vote of our security holders.

PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters

Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ACS.” The following table sets forth the high and low sales prices of our Class A common stock for the last two fiscal years as reported on the NYSE. All share and per share information is presented giving effect to the two-for-one stock split of our Class A and Class B common shares that occurred February 22, 2002.

Fiscal year ended June 30, 2003	High	Low

First Quarter	$49.90	$34.84
Second Quarter	54.00	32.70
Third Quarter	56.56	41.16
Fourth Quarter	53.00	40.01

Fiscal year ended June 30, 2002	High	Low

First Quarter	$43.70	$35.10
Second Quarter	53.62	39.25
Third Quarter	57.05	43.75
Fourth Quarter	56.65	44.30

On September 12, 2003, the last reported sales price of our Class A common stock as reported on the NYSE was $49.83 per share.

Except for the cash dividends paid by ACS Government Solutions Group, Inc. prior to its becoming part of our company by a December 1997 merger, we have not paid any cash dividends to date on our common stock. We intend to continue to retain earnings for use in the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Under the terms of our unsecured revolving credit agreement we are allowed to pay cash dividends. However, any cash dividends paid must be included in our fixed charge covenant calculation under our unsecured revolving credit facility credit agreement. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant.

On September 2, 2003, subsequent to year end, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock effective immediately. The program, which is open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with the requirements of the SEC, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash flow from operations, borrowings under our existing revolving credit facility, and if consummated, proceeds from the sale of the majority of our federal government business. Through September 12, 2003, we have repurchased 250,000 shares at a total cost of $12.6 million.

The following table summarizes certain information related to our stock option and employee stock purchase plans.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon		compensation plans
	exercise of		(excluding
	outstanding	Weighted average	securities
	options, warrants	exercise price of	reflected in
	and rights	outstanding options,	initial column)
Plan Category	as of June 30, 2003	warrants and rights	as of June 30, 2003

Equity compensation plans approved by security shareholders
Stock options	12,959,800	$27.42	4,681,140
Employee stock purchase plan	N/A	N/A	1,902,659
Equity compensation plans not approved by security shareholders	—	—	—

Total	12,959,800	$27.42	6,583,799

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

	As of and for the year ended June 30,

	2003	2002	2001	2000		1999

Results of Operations Data:

Revenues	$3,787,206	$3,062,918	$2,063,559	$1,962,542		$1,642,216

Net income(1)	$306,842	$229,596	$134,292	$109,312	(2)	$86,230

Earnings per share — basic	$2.32	$1.94	$1.35	$1.11	(2)	$.88

Earnings per share — diluted	$2.20	$1.76	$1.23	$1.03	(2)	$.83

Weighted average shares outstanding — basic	132,445	118,646	99,758	98,487		97,678

Weighted average shares outstanding — diluted	143,430	137,464	116,456	111,613		111,336

Balance Sheet Data:

Working capital	$422,022	$388,576	$528,563	$413,632	(3)	$194,226

Total assets	$3,698,705	$3,403,567	$1,891,687	$1,656,446		$1,223,600

Total long-term debt (less current portion)	$498,340	$708,233	$649,313	$525,619		$349,106

Stockholders’ equity	$2,429,188	$2,095,420	$885,515	$711,377		$607,421

(1)	We adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) effective July 1, 2001.

(2)	Net income for fiscal year 2000 includes $1.1 million, or $.01 per share (net of tax), of net non-operating gains resulting from divestiture and restructuring activities.

(3)	Working capital at June 30, 2000 included $180.3 million of receivables from the divestiture of business units prior to June 30, 2000, and $43.4 million of net assets held-for-sale from business units to be divested subsequent to June 30, 2000.

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

General

We derive our revenues from delivering comprehensive business process outsourcing and information technology outsourcing solutions as well as system integration services to commercial, state and local, and federal government clients. A substantial portion of our revenues is derived from recurring monthly charges to our customers under service contracts with initial terms that vary from one to ten years. For the fiscal year ended June 30, 2003, approximately 91% of our revenues were recurring. We define recurring revenues as revenues derived from services that are used by our clients each year in connection with their ongoing businesses, and accordingly, exclude conversion and deconversion fees, software license fees, short-term contract programming engagements, product installation fees, and hardware sales. Since inception, our acquisition program has resulted in geographic expansion, growth and diversification of our client base, expansion of services offered, and increased economies of scale. All share and per share information is presented giving effect to the two-for-one stock split of our Class A and Class B common shares that occurred February 22, 2002.

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, we believe that certain non-GAAP financial measures and ratios, used in managing our business, may provide users of this financial information with additional meaningful comparisons between current results and prior reported results. Certain of the information set forth herein and certain of the information presented by us from time to time (including free cash flow and internal revenue growth) may constitute non-GAAP financial measures within the meaning of Regulation G and Item 10 of Regulation S-K adopted by the SEC. We have presented herein a reconciliation of these measures to the most directly comparable GAAP financial measure. The presentation of this additional information is not meant to be considered in isolation or as a substitute for comparable amounts determined in accordance with generally accepted accounting principles in the United States.

Significant Developments — Fiscal Year 2003

During fiscal 2003, we signed contracts with new clients and increased business with existing clients representing $701 million of annual recurring new revenue, an increase of 47% over the prior year. The state and local segment contributed 50% of new business signings, including new contracts with the Texas Health and Human Services Commission to provide fiscal agent and administrative services and New Jersey E-ZPass to provide electronic toll collection services. The commercial segment contributed 42% of new business signings, including new contracts with Motorola to provide human resource outsourcing and Ingram Micro to manage their IT infrastructure. We define new business signings as recurring revenue from new contracts, including the incremental portion of renewals signed during the period and represent the estimated annual recurring revenues, as measured under GAAP, to be recorded under that contract after full implementation. We use new business signings as a measure of estimated recurring revenues represented by contractual commitments both to forecast prospective revenues and to estimate capital commitments.

In January 2003, we acquired CyberRep, Inc. (“CyberRep”), which is included in our commercial segment. CyberRep provides customer care and customer relationship management services for the telecommunications, wireless communications, technology, and consumer products industries. The transaction was valued at $42 million plus transaction costs. CyberRep’s operating results are included in our consolidated financial statements from the effective date of the acquisition, January 1, 2003.

We completed four other acquisitions during fiscal 2003, all of which were included in our state and local governments segment.

Significant Developments — Fiscal Year 2002

During fiscal 2002, we signed significant new contracts with new clients and incremental business with existing clients representing $478 million of annual recurring new revenue. We acquired eight companies in fiscal year 2002, two of which serve our state and local segment, four of which serve our commercial segment, one of which serves our federal segment, and AFSA, which serves all three segments.

In August 2001, we acquired IMS, a wholly-owned subsidiary of Lockheed Martin Corporation, now known as ACS State and Local Solutions, for $825 million plus transaction costs. ACS State and Local Solutions, with its principal offices located in Washington, D.C. and approximately 4,800 employees primarily throughout the United States, provides services to state and local government agencies in child support enforcement, welfare and community services, electronic toll collection, and other intelligent transportation services involving the trucking industry, photo enforcement of red-light and speeding violations, parking management, and information technology outsourcing. ACS State and Local Solutions’ operating results are included in our consolidated financial statements from the effective date of the acquisition, August 1, 2001.

In August 2001, we acquired the business process outsourcing services unit of National Processing Company (“NPC”). NPC provides healthcare claims processing, credit card application processing, and airline lift ticket processing. As part of the transaction, we acquired all of NPC’s offshore operations in Jamaica, the Dominican Republic, Barbados and a majority of NPC’s Mexican operations. The transaction value was $43 million plus related transaction costs. NPC’s operating results are included in our consolidated financial statements from the effective date of the acquisition, August 1, 2001.

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

In May 2002, we acquired the finance and accounting business process outsourcing unit of Andersen Worldwide (“Andersen”). Included in this acquisition are contracts with General Motors (“GM”) and the University of Phoenix (“the University”). Under a new 10-year agreement with GM, we will provide transactional accounting services such as payroll processing, disbursement processing, dealer accounting, accounts receivable processing, lease and subsidiary accounting, and expense reporting in the United States and Europe. Under the arrangement with the University, we will provide student financial aid business process outsourcing services to the University including federal eligibility determinations, loan and grant processing, and disbursement of student aid as well as other support services related to student financial aid processing. The transaction was valued at approximately $65 million plus related transaction costs. Andersen’s operating results are included in our consolidated financial statements from the effective date of the acquisition, May 1, 2002 for the domestic operations, and June 1, 2002 for the foreign operations.

In June 2002, we acquired AFSA, a subsidiary of FleetBoston Financial Corporation, for approximately $410 million plus related transaction costs. AFSA is the nation’s largest educational services company, servicing a student loan portfolio of 8.1 million borrowers with outstanding loans of approximately $85 billion. Additionally, AFSA is a leading business process outsourcer for federal, state, and local governments for a variety of health and human services programs, including Medicare, Medicaid, children’s health insurance programs (CHIP), and welfare and community services. AFSA’s operating results are included in our consolidated financial statements from the effective date of the acquisition, June 1, 2002.

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

Subsequent Events

In August 2003, we announced an agreement to sell the majority of our federal government business to Lockheed Martin Corporation for approximately $658 million, which includes $70 million payable pursuant to a five-year non-compete agreement. Revenues from the federal business to be divested were approximately $685 million for fiscal 2003. We will retain our business process outsourcing contract with the Department of Education, with current annual revenues of $172 million. Additionally, our commercial and state and local government operations will continue to serve as a subcontractor on portions of the transferred business. In addition, we will acquire Lockheed Martin Corporation’s commercial information technology business, with trailing, recurring annual revenues of approximately $240 million, for approximately $107 million. These transactions, which are subject to certain closing conditions, are expected to be completed during the second quarter of fiscal 2004. The expected after-tax proceeds from the divestiture will generally be used to pay down debt, fund our share repurchase program and for general corporate purposes.

On September 2, 2003, subsequent to year end, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock effective immediately. The program, which is open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with the requirements of the SEC, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash flow from operations, borrowings under our existing revolving credit facility and, if consummated, proceeds from the sale of the majority of our federal government business. Through September 12, 2003, we have repurchased 250,000 shares at a total cost of approximately $12.6 million.

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

Consolidated

	Year ended June 30,				Year ended June 30,

	2003	2002	$ Growth	Growth %	2002	2001	$ Growth	Growth %

Total Revenues	$3,787,206	$3,062,918	$724,288	24%	$3,062,918	$2,063,559	$999,359	48%
Less: Divestitures	—	(37,340)	37,340		—	(37,320)	37,320

Adjusted	$3,787,206	$3,025,578	$761,628	25%	$3,062,918	$2,026,239	$1,036,679	51%

Acquired revenues	$451,583	$146,236	$305,347	10%	$779,585	$23,424	$756,161	37%
Internal revenues	3,335,623	2,879,342	456,281	15%	2,283,333	2,002,815	280,518	14%

Total	$3,787,206	$3,025,578	$761,628	25%	$3,062,918	$2,026,239	$1,036,679	51%

State & Local Government

	Year ended June 30,				Year ended June 30,

	2003	2002	$ Growth	Growth %	2002	2001	$ Growth	Growth %

Total Revenues	$1,694,178	$1,294,250	$399,928	31%	$1,294,250	$386,436	$907,814	235%
Less: Divestitures	—	—	—		—	—	—

Adjusted	$1,694,178	$1,294,250	$399,928	31%	$1,294,250	$386,436	$907,814	235%

Acquired revenues	$242,379	$111,371	$131,008	10%	$689,995	$23,424	$666,571	173%
Internal revenues	1,451,799	1,182,879	268,920	21%	604,255	363,012	241,243	62%

Total	$1,694,178	$1,294,250	$399,928	31%	$1,294,250	$386,436	$907,814	235%

Commercial

	Year ended June 30,				Year ended June 30,

	2003	2002	$ Growth	Growth %	2002	2001	$ Growth	Growth %

Total Revenues	$1,242,908	$957,333	$285,575	30%	$957,333	$929,457	$27,876	3%
Less: Divestitures	—	(32,997)	32,997		—	(37,320)	37,320

Adjusted	$1,242,908	$924,336	$318,572	34%	$957,333	$892,137	$65,196	7%

Acquired revenues	$190,004	$28,465	$161,539	17%	$76,790	$—	$76,790	8%
Internal revenues	1,052,904	895,871	157,033	17%	880,543	892,137	(11,594)	-1%

Total	$1,242,908	$924,336	$318,572	34%	$957,333	$892,137	$65,196	7%

Federal Government

	Year ended June 30,				Year ended June 30,

	2003	2002	$ Growth	Growth %	2002	2001	$ Growth	Growth %

Total Revenues	$850,120	$811,335	$38,785	5%	$811,335	$747,666	$63,669	9%
Less: Divestitures	—	(4,343)	4,343		—	—	—

Adjusted	$850,120	$806,992	$43,128	5%	$811,335	$747,666	$63,669	9%

Acquired revenues	$19,200	$6,400	$12,800	1%	$12,800	$—	$12,800	2%
Internal revenues	830,920	800,592	30,328	4%	798,535	747,666	50,869	7%

Total	$850,120	$806,992	$43,128	5%	$811,335	$747,666	$63,669	9%

Results of Operations

The following table sets forth certain items from our Consolidated Statements of Income expressed as a percentage of revenues:

	Percentage of Revenues
	Year ended June 30,

	2003	2002	2001

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Wages and benefits	45.3	44.1	43.8
Services and supplies	26.3	29.0	29.0
Rent, lease and maintenance	9.3	9.1	10.8
Depreciation and amortization	4.0	3.6	4.5
Other operating expenses	1.4	1.1	0.9

Total operating expenses	86.3	86.9	89.0

Operating income	13.7	13.1	11.0

Interest expense	0.6	1.0	1.2
Other non-operating expense (income), net	0.1	0.3	(1.0)

Pretax profit	13.0	11.8	10.8

Income tax expense	4.9	4.3	4.2

Net income	8.1%	7.5%	6.6%

Comparison of Fiscal Year 2003 to Fiscal Year 2002

Revenues
Revenues increased $0.7 billion, or 24%, to $3.8 billion in fiscal year 2003 from $3.1 billion in fiscal year 2002. Internal revenue growth for fiscal year 2003 was 15% and the remaining growth resulted from acquisitions.

Revenues in our state and local government segment increased $399.9 million to $1.7 billion in fiscal year 2003 from $1.3 billion in fiscal year 2002, or 31% over the prior year, including the full year impact of the AFSA and Andersen acquisitions. Internal revenue growth was 21%, due primarily to new contracts, including contracts with the Texas Health and Human Services Commission for fiscal agent and administrative services to support the State’s Medicaid traditional fee-for-service program and the Texas Health Network primary care case management and managed care program, New Jersey to operate its E-ZPass system and State of Ohio to operate its child support collections and disbursement unit, increased revenues from violation processing and welfare and community services lines of business and full year impact of the Georgia Medicaid contract signed in the fourth quarter of fiscal year 2002.

Revenues in our commercial segment increased $285.6 million, or approximately 30%. After adjusting for revenues of operations divested in fiscal year 2002 of $33.0 million, internal growth was 17% due primarily to the Motorola and Ingram Micro contracts and full year impact of the Ingersoll Rand contract signed in the fourth quarter of fiscal year 2002. Acquisition growth in our commercial segment was 17% due primarily to the full year impact of the fiscal year 2002 AFSA and Andersen acquisitions.

Revenues in our federal government segment increased $38.8 million, or approximately 5%, of which 4% is due to internal growth. The lower growth in the federal government segment is the result of the loss of the desktop services contract with the United States Senate, which was not renewed effective June 30, 2002 and weak new business signings in the civilian sector.

Operating Expense
As a percentage of revenue, operating expense decreased 0.6% to 86.3% in fiscal year 2003 from 86.9% in fiscal year 2002.

Wages and benefits increased $366.9 million, or 27% in fiscal year 2003. As a percentage of revenues, wages and benefits increased 1.2% to 45.3% in fiscal year 2003 from 44.1% in fiscal year 2002 due to increased business process outsourcing services in our revenue mix. The increase in business process outsourcing services is primarily the result of our 2002 acquisitions of AFSA and Andersen, as well as new business growth. Prior to the acquisition, AFSA served as a sub-contractor on the Department of Education contract, and therefore the payments to AFSA were included in services and supplies. Subsequent to the acquisition, AFSA’s employee costs related to this contract are included in wages and benefits. In addition, business process outsourcing (“BPO”) services have a higher component of wages and benefits than traditional technology outsourcing. BPO services accounted for approximately 68% of our fiscal year 2003 revenues as compared to approximately 63% in fiscal year 2002.

Services and supplies increased $105.9 million, or 12%, to $1.0 billion. As a percentage of revenues, services and supplies decreased 2.7% to 26.3% in fiscal year 2003, primarily due to the acquisition of AFSA in June 2002 as discussed in wages and benefits above.

Rent, lease and maintenance expense increased $73.2 million to $351.9 million in fiscal year 2003. As a percentage of revenue, rent, lease and maintenance increased 0.2% to 9.3% for fiscal year 2003 due to new information technology outsourcing contracts in our commercial segment. Information technology contracts have a higher component of rent, lease and maintenance than our other lines of business.

Depreciation and amortization increased $41.6 million to $152.1 million in fiscal year 2003. As a percentage of revenue, depreciation and amortization increased 0.4%, to 4.0%, due to capital expenditures during the year resulting from our growth and increased customer related intangible asset amortization as a result of acquisitions during fiscal years 2003 and 2002.

Other operating expenses increased $18.0 million to $52.6 million during fiscal year 2003. As a percentage of revenue, other operating expenses increased 0.3% due to increased legal and marketing expenses.

Operating Margins
Our operating margins increased 0.6% to 13.7% during fiscal year 2003 due to a decrease in services and supplies as a percentage of revenues, offset by increases in depreciation and amortization, wages and benefits and other operating expenses as a percentage of revenue as discussed above.

Interest Expense
Interest expense decreased $5.4 million to $25.2 million primarily due to lower average outstanding borrowings and lower borrowing costs, resulting from the conversion to equity of the 4% Notes in March 2002 and reductions in amounts outstanding under our credit facilities.

Other Non-Operating Expense (Income)
Other non-operating expense in fiscal year 2003 includes $3.4 million of write-downs of long-term cost basis investments during fiscal year 2003. Other non-operating expense in fiscal year 2002 includes $8.4 million of write-downs of long-term cost basis investments and a $2.3 million loss on the sale of a business unit.

Tax Expense
Our effective tax rate of approximately 37.5% exceeded the federal statutory rate of 35% due primarily to the net effect of state income taxes. Our effective tax rate increased 1.2% for fiscal year 2003 to 37.5% from 36.3% for fiscal year 2002. Included in tax expense in fiscal year 2002 are certain tax benefits of approximately $4.3 million resulting primarily from recently enacted federal income tax rules that provide for a larger tax deduction associated with our June 2000 divestitures and deferred tax adjustments to reflect realization of tax deductions for which their probability is no longer uncertain.

Comparison of Fiscal Year 2002 to Fiscal Year 2001

Revenues
Revenues increased $1.0 billion, or 48%, to $3.1 billion in fiscal year 2002 from $2.1 billion in fiscal year 2001. Internal revenue growth for fiscal year 2002 was 14%, and the remainder from acquisitions.

Revenues in our state and local government segment increased $907.8 million to $1.3 billion in fiscal year 2002 from $386.4 million in fiscal year 2001. Internal revenue growth was 62% due primarily to increased revenue in new and existing contracts in Georgia, Mississippi, and Florida, and increased revenues from transportation systems and services and welfare and community services contracts. Acquisition growth is primarily due to the IMS acquisition in early fiscal 2002 (see Significant Developments — Fiscal Year 2002).

Revenues in our commercial segment increased $27.9 million, or approximately 3% primarily due to acquisition growth related to the AFSA, Andersen and NPC acquisitions in fiscal year 2002 (see Significant Developments — Fiscal Year 2002).

Revenues in our federal government segment increased $63.7 million, or approximately 9%, primarily due to internal growth related to increases in new and existing defense and desktop services contracts as well as the Department of Education.

Operating Expense
As a percentage of revenue, operating expenses decreased 2.1% to 86.9% in fiscal year 2002 from 89.0% in fiscal year 2001. Operating expenses increased $822.5 million to $2.7 billion in fiscal year 2002. Included in operating expenses in fiscal year 2001 were the effects of $10.4 million of termination costs included in rent, lease and maintenance; $2.1 million of litigation costs and the writedown of property held-for-sale included in other operating expense. In fiscal year 2002, we ceased the amortization of goodwill pursuant to the application of SFAS 142.

Wages and benefits increased $445.4 million, or 49%. As a percentage of revenues, wages and benefits increased 0.3% to 44.1% in fiscal year 2002 from 43.8% in fiscal year 2001 due to increased business process outsourcing services in our revenue mix. BPO services have a higher component of wages and benefits than traditional technology outsourcing. BPO services accounted for approximately 63% of our fiscal year 2002 revenues as compared to 47% in fiscal year 2001.

Services and supplies increased $289.7 million, or 48%, and remained constant as a percentage of revenue.

Rent, lease and maintenance expense increased $54.9 million to $278.6 million in fiscal year 2002. The increase in rent lease and maintenance expense was due to increased revenue from BPO services in our revenue mix which has a lower component of rent, lease and maintenance than traditional technology outsourcing. Included in rent, lease and maintenance in fiscal year 2001 was a $10.4 million charge related to the termination of certain hardware leases and disaster recovery contracts.

Depreciation and amortization increased $16.9 million in fiscal year 2002. As a percentage of revenue, depreciation and amortization decreased 0.9% due to the application of SFAS 142, offset by increased amortization of customer related intangible assets. Goodwill amortization was $24.5 million, or 1.2% of revenue, in fiscal year 2001.

Other operating expenses increased $15.6 million to $34.6 million in fiscal year 2002. As a percentage of revenue other operating expenses increased 0.2% due to increased marketing efforts and legal expenses in fiscal year 2002. Included in other operating expense in fiscal year 2001 was $2.1 million of litigation costs and the writedown of property held for sale.

Operating Margins
Our operating margins increased 2.1% to 13.1% in fiscal year 2002 due to the items discussed above.

Interest Expense
Interest expense increased $6.9 million due primarily to the full year impact of our new issue 3.5% Notes (see Significant Developments — Fiscal Year 2001) offset by a decrease in interest expense on the 4% Notes that were converted in the third quarter of fiscal year 2002 (see Significant Developments — Fiscal Year 2002).

Other Non-Operating Expense (Income)
Other non-operating expense in fiscal year 2002 includes $8.4 million of write-downs of long-term cost basis investments, and a $2.3 million loss on the sale of business unit. Other non-operating income in fiscal 2001 consisted of a $12.8 million gain on sale of an investment, a gain on a note receivable and decrease in interest income as a result of the use of excess cash held at June 30, 2001 to fund in part the IMS acquisition in early fiscal year 2002.

Tax Expense
Our effective tax rate of approximately 36.3% exceeded the federal statutory rate of 35% due primarily to the net effect of state income taxes offset by certain tax benefits of approximately $4.3 million resulting primarily from recently enacted federal income tax rules that provide for a larger tax deduction associated with our June 2000 divestitures and deferred tax adjustments to reflect realization of tax deductions for which their probability is no longer uncertain. Our effective tax rate decreased 3.0% from 39.3% in fiscal 2001 due to the application of SFAS 142.

Liquidity and Capital Resources

We finance our business through cash flows from operations and utilize excess cash flow combined with the issuance of debt, borrowings under our existing credit facility and the issuance of equity to finance our acquisition strategy. One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities.

During the year ended June 30, 2003, we generated approximately $545.3 million in cash flow from operations versus the fiscal year 2002 amount of approximately $372.0 million. Fiscal year 2003 cash flow from operations increased 47% over fiscal year 2002.

We believe free cash flow provides another measure of available cash flow after we have satisfied the capital requirements of our operations. Free cash flow before additions to other intangible assets was approximately $339.6 million for fiscal year 2003 versus approximately $227.6 million for fiscal year 2002, an increase of 49%. Free cash flow before additions to other intangible assets is measured as operating cash flow (net cash provided by operating activities, as reported in our consolidated statements of cash flow), less capital expenditures (purchases of property, equipment and software, net of sales, as reported in our consolidated statements of cash flow). Free cash flow after additions to other intangible assets was $291.7 million in fiscal year 2003 compared to $208.3 million in fiscal year 2002, an increase of 40%. The following table sets forth the calculations of free cash flow (in thousands):

	Year ended June 30,

	2003	2002

Net cash provided by operating activities	$545,305	$372,014
Purchases of property, equipment and software, net	(205,673)	(144,406)

Free cash flow before additions to other intangible assets	339,632	227,608
Additions to other intangible assets	(47,967)	(19,317)

Free cash flow after additions to other intangible assets	$291,665	$208,291

During the fiscal year 2003, we used $320.1 million in investing activities. Investing activities included the purchase of property, equipment and software, net, which increased from approximately $144.4 million in fiscal year 2002 to approximately $205.7 million in fiscal year 2003. Our capital expenditures were 5.4% of total revenues, compared to 4.7% in fiscal year 2002, which we believe is adequate to support our growing business and to meet contractual requirements. Our investing activities also included acquisition payments, net of cash acquired, of $76.8 million and $1.4 billion in fiscal years 2003 and 2002, respectively, and additions to other customer-related intangible assets of $48.0 million and $19.3 million in fiscal years 2003 and 2002, respectively.

During fiscal year 2003, approximately $207.9 million was used by financing activities, primarily to pay down debt. Financing activities from fiscal year 2002 included the issuance of 18.4 million shares of our Class A common stock (adjusted for stock split). The shares were issued at $40.50 per share yielding proceeds of $714.3 million (net of underwriters’ fees and other costs), which were used to repay the $550 million 18-month interim credit facility incurred to fund the IMS acquisition and a portion of the amount outstanding under our then existing revolving credit facility.

We have an $875.0 million unsecured revolving credit facility (“Credit Facility”), which matures in December 2005. The Credit Facility provides for unsecured borrowings at rates based on our credit rating. Currently, borrowings bear interest at LIBOR (1.12% at June 30, 2003) plus .575%. The agreement contains certain covenants, including maintaining interest coverage and debt-to-equity, as defined by the agreement. At June 30, 2003, we were in compliance with these covenants.

At June 30, 2003, we had $520.9 million of availability under our $875.0 million Credit Facility, after giving effect to outstanding letters of credit of $176.4 million that secure certain contractual performance and other obligations. These letters of credit reduce the availability of our Credit Facility. We had $177.7 million outstanding on our Credit Facility, which is reflected in long-term debt.

We have certain contracts, primarily in our state and local business that require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2003, outstanding surety bonds of $302.7 million and $105.9 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and revolving credit facility to meet ongoing business needs and to respond to future requests for proposals from state and local governments.

In August 2003, we announced an agreement to sell the majority of our federal government business to Lockheed Martin Corporation for approximately $658 million, which includes $70 million payable pursuant to a five-year non-compete agreement. Revenues from the federal business to be divested were approximately $685 million for fiscal 2003. We will retain our business process outsourcing contract with the Department of Education, with current annual revenues of $172 million. Additionally, our commercial and state and local government operations will continue to serve as a subcontractor on portions of the transferred business. In addition, we will acquire Lockheed Martin Corporation’s commercial information technology business, with trailing, recurring annual revenues of approximately $240 million, for approximately $107 million. These transactions, which are subject to certain closing conditions, are expected to be completed during the second quarter of fiscal 2004. The expected after-tax proceeds from the divestiture will generally be used to pay down debt, fund our share repurchase program, or for general corporate purposes.

On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock effective immediately. The program, which is open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with the requirements of the SEC, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash flow from operations, borrowings under our existing revolving credit facility, and if consummated, proceeds from the sale of the majority of our federal government business. As of September 12, 2003, we have repurchased 250,000 shares for a total cost of approximately $12.6 million.

Our management believes that available cash and cash equivalents, together with cash generated from operations and available borrowings under our Credit Facility, will provide adequate funds for our anticipated internal growth needs, including working capital expenditures. Our management also believes that cash provided by operations will be sufficient to satisfy all existing debt and other contractual obligations as they become due. However, we intend to continue our growth through acquisitions and from time to time to engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition and expansion opportunities and how such opportunities will be financed.

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

In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and our guaranty to Citicorp was released in full. Our minority preferred stock interest and warrants (with a recorded value of $100,000 at June 30, 2002) in DDH were cancelled. We have no further ownership interest in DDH. Our officers, other than the Chairman, are no longer directors of DDH. In the first quarter of fiscal year 2003, we purchased $1.0 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2003, we have $0.8 million remaining in prepaid flights with DDH. During fiscal year 2003, we paid DDH approximately $0.5 million for maintenance services, chartered aircraft and equipment.

In August 2001, we purchased a Challenger 600 aircraft from DDH for a purchase price of $8.5 million, which included interior and exterior refurbishment of the aircraft. As of June 30, 2002, the purchase price for the aircraft was paid in full, and refurbishment was near completion. The aircraft was delivered to us in the first quarter of fiscal year 2003.

Disclosures about Contractual Obligations and Commercial Commitments as of June 30, 2003 (in thousands):

		Payments Due by Period

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$494,690	$—	$494,690	$—	$—
Capital lease obligations	5,414	1,764	2,468	1,182	—
Operating leases	350,145	103,357	128,674	64,932	53,182

Total Contractual Cash Obligations	$850,249	$105,121	$625,832	$66,114	$53,182

		Amount of Commitment Expiration per Period

	Total
Other Commercial	Amounts	Less than
Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years

Standby letters of credit	$176,428	$176,428	$—	$—	$—
Surety Bonds	302,682	277,009	25,661	12	—

Total Commercial Commitments	$479,110	$453,437	$25,661	$12	$—

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria. As of June 30, 2003, the maximum aggregate amount of the outstanding contingent obligations is approximately $30.9 million. Upon satisfaction of the specified contractual criteria, any such payment would result in a corresponding increase in goodwill.

Our Education Services business, which is included in our commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. At June 30, 2003, we serviced a FFEL portfolio of 1.3 million loans with an outstanding principal balance of more than $14.2 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured; the guaranty reinstated and we repackage the loans for sale to third parties.

We evaluate the collectibility of any purchased loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the purchased loans. This reserve was approximately $4.2 million at June 30, 2003.

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

Revenue recognition. Our policy follows the guidance from SEC Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We recognize revenues when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.

During fiscal year 2003, approximately 60% of our revenue is recognized based on transaction volumes, approximately 12% is related to time and material contracts, approximately 14% is related to cost reimbursable contracts, approximately 7% of our revenues are recognized using percentage-of-completion accounting and the remainder is fixed fee based.

Generally, information technology processing revenues are recognized as services are provided to the client. Revenues from annual maintenance contracts are deferred and recognized ratably over the maintenance period. Revenues from hardware sales are recognized upon delivery to the client and when uncertainties regarding customer acceptance have expired. Revenues for business process outsourcing services are recognized as services are rendered, generally on the basis of the number of accounts or transactions processed.

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

Revenues on certain fixed price contracts where we provide information technology development and implementation services and certain contracts in our federal government segment are recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that are binding agreements between us and our customers in which we agree, for compensation, to perform a service to the customer’s specifications. Performance will often extend over long periods, and our right to receive payment depends on our performance in accordance with the agreement.

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

Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The Emerging Issues Task Force (“EITF”) reached a consensus regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as SOP 81-1. EITF 00-21 does not impact the use of SOP 81-1 for contract elements that fall within the scope of SOP 81-1, such as the implementation or development of an information technology system to client specifications under a long-term contract. Where an implementation or development project is contracted with a client, and we will also provide services or operate the system over a period of time, EITF 00-21 provides the methodology for separating the contract elements and allocating total arrangement consideration to the contract elements. The provisions of EITF 00-21 will be applicable on a prospective basis to transactions entered into in fiscal years beginning after June 15, 2003. We believe that EITF 00-21 will not have a material impact on our financial position or results of operations.

Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. Immediate recognition is made of any anticipated losses.

Valuation of goodwill and intangibles. Due to the fact that we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible expense we could incur as a result of an impairment. The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth. We continually evaluate whether events and circumstances have occurred that indicate the balance of goodwill or intangible assets may not be recoverable. In evaluating impairment, we estimate the sum of expected future cash flows derived from the goodwill or intangible asset. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial results.

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

New Accounting Standards

In May 2003, the EITF issued EITF 01-08 “ Determining Whether an Arrangement Contains a Lease.” EITF 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The guidance in EITF 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. EITF 01-08 is effective for arrangements entered into or modified on or after May 28, 2003. We do not believe that the adoption of EITF 01-08 will have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 had no effect on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which addresses the criteria for consolidation by business enterprises of variable interest entities. We do not have variable interest entities and therefore, FIN 46 will have no impact on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 had no effect on our financial position or results of operations.

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

Risks Related to our Business

The risks described below should not be considered to be comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any events occur that give rise to the following risks, our business, financial condition, cash flow or results of operations could be materially and adversely affected, and as a result, the trading price of our Class A common stock could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this report, including our Consolidated Financial Statements and the related notes.

Loss of, or reduction of business from, clients. The loss of clients and/or the reduction of volumes and services provided to our clients could materially affect our revenues, profitability and cash flows. In addition, we incur a high level of fixed costs related to our technology outsourcing and business process outsourcing clients. Therefore the loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, thereby reducing our revenues, profitability and cash flow.

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

Intellectual property infringement claims. We rely heavily on the use of intellectual property. We do not own the majority of the software that we use to run our business; instead we license this software from a small number of primary vendors. If these vendors assert claims that we or our clients are infringing on their software or related intellectual property, we could incur substantial costs to defend these claims, which could have a material effect on our profitability and cash flow. In addition, if any of our vendors’ infringement claims are ultimately successful, our vendors could require us (1) to cease selling or using products or services that incorporate the challenged software or technology, (2) to obtain a license or additional licenses from our vendors, or (3) to redesign our products and services which rely on the challenged software or technology. If we are unsuccessful in the defense of an infringement claim and our vendors require us to initiate any of the above actions, then such actions could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Budget deficits at state and local governments and their agencies. A substantial portion of our revenues are derived from contracts with state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. While this has not had a material adverse impact on our results of operations through the fiscal year 2003, it is unclear what impact, if any, these deficits may have on our future business, revenues, results of operations and cash flow.

International risks. Recently we have expanded our international operations. International operations are subject to a number of risks including, but not limited to the following — fluctuations in foreign exchange currency rates; licensing and labor counsel requirements; staffing key managerial positions; data privacy laws adopted by various countries in which ACS does business, including but not limited to member states of the European Union; general economic conditions in foreign countries; additional expenses and risks inherent in conducting operations in geographically distant locations; laws of those foreign countries; political instability; trade restrictions such as tariffs and duties or other controls affecting foreign operations, and other factors that may adversely affect our business, financial condition and operating results.

Armed hostilities and terrorist attacks. Terrorist attacks and further acts of violence or war may cause major instability in the U.S. and other financial markets in which we operate. In addition, armed hostilities and acts of terrorism may directly impact our physical facilities and operations, which are located in North America, Central America, South America, Europe, Africa, Australia, Asia and the Middle East, or those of our clients. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

Failure to attract and retain necessary technical personnel and skilled management and qualified subcontractors. Our success depends to a significant extent upon our ability to attract, retain and motivate highly skilled and qualified personnel and to subcontract with qualified, competent subcontractors. If we fail to attract, train, and retain, sufficient numbers of these technically-skilled people or are unable to contract with qualified, competent subcontractors, our business, financial condition, and results of operations will be materially and adversely affected. Our success also depends on the skills, experience, and performance of key members of our management team and on qualified, competent subcontractors. The loss of any key employee or the loss of a key subcontract relationship could have an adverse effect on our business, financial condition, cash flow and results of operations and prospects.

Servicing Risks. We service (for various lenders and under various service agreements) a portfolio of over $14 billion of loans made under the Federal Family Loan Education Loan Program, which loans are guaranteed by a federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.

Disruption in Utility or Network Services. Our services are dependent on the companies providing electricity and other utilities to our operating facilities, as well as network companies providing connectivity to our facilities and clients. While there are backup systems in many of our operating facilities, an extended outage of utility services may have a material adverse effect on our operations, revenues, cash flow and profitability.

Indemnification Risk. Our contracts, including our agreements with respect to divestitures, include various indemnification obligations. If we are required to satisfy an indemnification obligation, that may have a material adverse effect on our business, profitability and cash flow.

Other Risks. We have attempted to identify material risk factors currently affecting our business and company. However, additional risks that we do not yet know of, or that we currently think are immaterial, may occur or become material. These risks could impair our business operations or adversely affect revenues, cash flow or profitability.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in interest rates. During the first half of fiscal year 2002, in order to manage interest costs and exposure to changing interest rates related to our then existing $450 million revolving line of credit, we held two interest rate hedges initiated in December 1998. Each hedge was designated a cash flow hedge and was structured such that we paid a fixed rate of interest of 4.54% on amounts owed under the revolving line of credit up to the notional amount, and received a floating rate of interest based on one month LIBOR. The notional amount of the two hedges totaled $100 million and expired in December 2001. Changes in the fair value of the interest rate hedges, net of tax effect, is reflected in accumulated other comprehensive income.

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

Report of Independent Auditors

To the Board of Directors and Stockholders of
   Affiliated Computer Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Affiliated Computer Services, Inc. and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in connection with its adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
July 29, 2003, except as to Note 19,
which is as of September 2, 2003

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$51,170	$33,814
Accounts receivable, net	835,478	736,471
Inventory	6,245	9,740
Prepaid expenses and other current assets	86,605	94,464

Total current assets	979,498	874,489

Property, equipment and software, net	478,212	394,830
Goodwill	1,905,878	1,846,482
Other intangibles, net	265,091	234,287
Other assets	70,026	53,479

Total assets	$3,698,705	$3,403,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,376	$72,858
Accrued compensation and benefits	132,027	125,290
Other accrued liabilities	272,578	210,003
Income taxes payable	17,057	20,452
Deferred taxes	26,054	7,344
Current portion of long-term debt	1,764	1,330
Current portion of unearned revenue	49,620	48,636

Total current liabilities	557,476	485,913

Convertible notes	316,990	316,990
Long-term debt	181,350	391,243
Deferred taxes	176,484	95,394
Other long-term liabilities	37,217	18,607

Total liabilities	1,269,517	1,308,147

Commitments and contingencies (See Notes 14 and 19)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 126,607 and 125,424 shares outstanding, respectively	1,266	1,254
Class B common stock, $.01 par value, 14,000 shares authorized, 6,600 shares outstanding	66	66
Additional paid-in capital	1,358,418	1,330,533
Accumulated other comprehensive income, net	(971)	—
Retained earnings	1,070,409	763,567

Total stockholders’ equity	2,429,188	2,095,420

Total liabilities and stockholders’ equity	$3,698,705	$3,403,567

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Year ended June 30,

	2003	2002	2001

Revenues	$3,787,206	$3,062,918	$2,063,559

Operating expenses:
Wages and benefits	1,716,946	1,350,057	904,684
Services and supplies	994,410	888,497	598,797
Rent, lease and maintenance	351,855	278,621	223,679
Depreciation and amortization	152,128	110,486	93,617
Other operating expenses	52,586	34,625	19,056

Total operating expenses	3,267,925	2,662,286	1,839,833

Operating income	519,281	400,632	223,726

Interest expense	25,194	30,619	23,742
Other non-operating expense (income), net	3,140	9,557	(21,076)

Pretax profit	490,947	360,456	221,060

Income tax expense	184,105	130,860	86,768

Net income	$306,842	$229,596	$134,292

Earnings per share:
Basic	$2.32	$1.94	$1.35
Diluted	$2.20	$1.76	$1.23

Shares used in computing earnings per share:
Basic	132,445	118,646	99,758
Diluted	143,430	137,464	116,456

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
							Accumulated
	Class A		Class B		Additional		Other	Treasury Stock
					Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income, Net	Shares	Amount	Total

Balance at June 30, 2000	46,281	$463	3,300	$33	$321,525	$400,200	$—	(246)	$(10,844)	$711,377
Comprehensive income:
Unrealized gains on marketable securities	—	—	—	—	—	—	84	—	—	84
Interest rate hedge	—	—	—	—	—	—	(216)	—	—	(216)
Net income	—	—	—	—	—	134,292	—	—	—	134,292

Total comprehensive income										134,160

Employee stock transactions and related tax benefits	1,000	10	—	—	29,179	—	—	246	10,844	40,033
Conversion of 4% Convertible Subordinated Notes	1	—	—	—	63	—	—	—	—	63
Other, net	—	—	—	—	—	(118)	—	—	—	(118)

Balance at June 30, 2001	47,282	473	3,300	33	350,767	534,374	(132)	—	—	885,515
Comprehensive income:
Unrealized gains on marketable securities	—	—	—	—	—	—	(84)	—	—	(84)
Interest rate hedge	—	—	—	—	—	—	216	—	—	216
Net income	—	—	—	—	—	229,596	—	—	—	229,596

Total comprehensive income										229,728

Employee stock transactions and related tax benefits	1,137	11	—	—	38,993	—	—	—	—	39,004
Equity offering	9,200	92	—	—	714,200	—	—	—	—	714,292
Two-for-one stock dividend	57,024	570	3,300	33	(603)	—	—	—	—	—
Conversion of 4% Convertible Subordinated Notes	10,781	108	—	—	227,176	—	—	—	—	227,284
Other, net	—	—	—	—	—	(403)	—	—	—	(403)

Balance at June 30, 2002	125,424	1,254	6,600	66	1,330,533	763,567	—	—	—	2,095,420
Comprehensive income:
Foreign currency translation gains (losses)	—	—	—	—	—	—	(971)	—	—	(971)
Net income	—	—	—	—	—	306,842	—	—	—	306,842

Total comprehensive income										305,871

Employee stock transactions and related tax benefits	1,183	12	—	—	27,776	—	—	—	—	27,788
Other, net	—	—	—	—	109	—	—	—	—	109

Balance at June 30, 2003	126,607	$1,266	6,600	$66	$1,358,418	$1,070,409	$(971)	—	$—	$2,429,188

The accompanying notes are an integral part of these consolidated financial statements

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended June 30,

	2003	2002	2001

Cash flows from operating activities:
Net income	$306,842	$229,596	$134,292

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,128	110,486	93,617
Contract inducement amortization	7,346	887	—
Provision for uncollectible accounts receivable	4,838	3,283	2,062
Impairment of long-term investments	3,375	8,449	—
Gain on collection of note receivable	—	—	(1,713)
Gain on sale of investment	—	—	(12,785)
(Gain) loss on sale of business units	(1,585)	1,841	—
Other non-cash activities	5,575	1,012	526
Deferred income tax expense	100,851	55,821	37,359
Tax benefit of stock options	16,124	21,951	20,649
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(100,643)	(115,806)	(47,807)
(Increase) decrease in inventory	2,616	(744)	(1,160)
(Increase) decrease in prepaid expenses and other current assets	3,773	2,762	(2,965)
(Increase) decrease in other assets	(15,585)	(6,570)	3,449
Increase (decrease) in accounts payable	(15,867)	26,252	(11,273)
Increase in accrued compensation and benefits	787	7,209	13,190
Increase (decrease) in other accrued liabilities	64,502	12,975	(23,357)
Increase (decrease) in income taxes payable	(3,350)	13,118	(52,907)
Increase (decrease) in other long-term liabilities	1,468	(638)	(1,069)
Increase (decrease) in unearned revenue	12,110	130	(8,194)

Total adjustments	238,463	142,418	7,622

Net cash provided by operating activities	545,305	372,014	141,914

Cash flows from investing activities:
Purchases of property, equipment and software, net	(205,673)	(144,406)	(99,070)
Payments for acquisitions, net of cash acquired	(76,838)	(1,425,529)	(173,402)
Additions to other intangible assets	(47,967)	(19,317)	(21,695)
Proceeds from (payments on) divestitures, net of transaction costs	4,093	(5,887)	202,718
Purchases of investments	—	(4,129)	(500)
Proceeds from sale of investments	466	700	17,100
Additions to notes receivable	(3,478)	(3,577)	(3,781)
Proceeds from notes receivable	9,314	3,981	9,492

Net cash used in investing activities	(320,083)	(1,598,164)	(69,138)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	927,762	1,279,210	674,893
Payments of long-term debt	(1,146,561)	(992,510)	(566,912)
Proceeds from equity offering, net of transaction costs	—	714,292	—
Employee stock transactions	14,243	17,901	17,829
Other, net	(3,310)	(1,387)	(649)

Net cash provided (used) by financing activities	(207,866)	1,017,506	125,161

Net increase (decrease) in cash and cash equivalents	17,356	(208,644)	197,937
Cash and cash equivalents at beginning of year	33,814	242,458	44,521

Cash and cash equivalents at end of year	$51,170	$33,814	$242,458

See supplemental cash flow information in Notes 2, 5, 6, 7, and 8.
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

Description of business and basis of presentation

We are a Fortune 500 company comprised of more than 40,000 people in nearly 100 countries. We operate in three business segments: commercial, state and local governments and federal government, and provide business process, technology outsourcing, and system integration solutions to our clients. We were incorporated on June 8, 1988.

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

Inventory

Inventories consist primarily of micrographic supplies and equipment, bindery materials, photo enforcement equipment, network computer hardware and computer maintenance parts, which are generally recorded at the lower of cost or market (net realizable value) using the first-in, first-out method.

Property, equipment and software, net

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which for equipment ranges primarily from three to twelve years and for buildings and improvements up to forty years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated life. Depreciation expense on property and equipment was approximately $98.8 million, $74.5 million and $50.7 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Costs incurred to develop computer software to be sold as a separate product are capitalized only after technological feasibility has been established. Purchased computer software is amortized using the straight-line method over expected useful lives, which range from two to five years. Amortization of computer software was approximately $23.8 million, $13.9 million and $6.0 million in fiscal years 2003, 2002 and 2001, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During fiscal years 2003, 2002 and 2001, we capitalized approximately $44.0 million, $15.8 million and $7.7 million, respectively, in software costs under SOP 98-1, which are being amortized over expected useful lives, which range from three to five years. These capitalized amounts include internal costs of approximately $19.9 million, $12.1 million and $1.3 million and external costs of approximately $24.1 million, $3.7 million and $6.4 million for fiscal years 2003, 2002 and 2001, respectively. These costs were incurred in the development of our proprietary software used in connection with our long-term client relationships.

Goodwill

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses the accounting and reporting of acquired goodwill and other intangible assets. SFAS 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing of acquired goodwill. Intangible assets are amortized over their useful economic life and tested for impairment in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We adopted SFAS 142 effective July 1, 2001. SFAS 142 has had a significant positive impact on our financial results based on the historical amortization of goodwill. During fiscal year 2001, we had after-tax goodwill amortization expense of approximately $20.7 million. There is no goodwill amortization expense for fiscal years 2003 and 2002 in accordance with SFAS 142.

Due to the fact that we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible expense we could incur as a result of an impairment. The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth. If an event occurs that could cause us to revise our estimate and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial results.

Other intangible assets

Other intangible assets consist primarily of acquired customer-related intangibles and contract and migration costs related to new business activity, both of which are recorded at cost and amortized using the straight-line method over the contract terms. Acquired customer-related intangibles, customer contract costs and other intangibles are amortized over a weighted average term of approximately 8 years. For the CyberRep acquisition in fiscal year 2003 and the IMS, Andersen, and AFSA acquisitions in fiscal year 2002 (as described in Note 2), we obtained a third-party valuation of the intangible assets. The determination of the value of other intangibles requires us to make estimates and assumptions about future business trends and growth. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our other intangibles, such revision could result in an impairment charge that could have a material impact on our financial results.

Other assets

Other assets primarily consist of long-term deposits, deferred debt issuance costs and long-term investments accounted for using the cost method. The deferred debt issuance costs are being amortized using the straight-line method over the life of the related debt, which approximates the effective interest method. It is our policy to periodically review the net realizable value of our long-term investments through an assessment of the recoverability of the carrying amount of each investment. Each investment is reviewed to determine if events or changes in circumstances have occurred which indicate that the recoverability of the carrying amount may be uncertain. In the event that an investment is found to be carried at an amount in excess of its recoverable amount, the asset is adjusted for impairment to a level commensurate with the recoverable amount of the underlying asset.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue recognition

Our policy follows the guidance from Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We recognize revenues when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.

During fiscal year 2003, approximately 60% of our revenue is recognized based on transaction volumes, approximately 12% is related to time and material contracts, approximately 14% is related to cost reimbursable contracts, approximately 7% of our revenues are recognized using percentage-of-completion accounting and the remainder is fixed fee based.

Generally, information technology processing revenues are recognized as services are provided to the client. Revenues from annual maintenance contracts are deferred and recognized ratably over the maintenance period. Revenues from hardware sales are recognized upon delivery to the client and when uncertainties regarding customer acceptance have expired. Revenues for business process outsourcing services are recognized as services are rendered, generally on the basis of the number of accounts or transactions processed.

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

Revenues on certain fixed price contracts where we provide information technology development and implementation services and certain contracts in our federal government segment are recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that are binding agreements between us and our customers in which we agree, for compensation, to perform a service to the customer’s specifications. Performance will often extend over long periods, and our right to receive payment depends on our performance in accordance with the agreement. The percentage-of-completion methodology involves recognizing revenue using the percentage of services completed, on a current cumulative cost to total cost basis, using a reasonably consistent profit margin over the period. Due to the long-term nature of these contracts, developing the estimates of costs often requires significant judgment.

Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The Emerging Issues Task Force (“EITF”) reached a consensus regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as SOP 81-1. EITF 00-21 does not impact the use of SOP 81-1 for contract elements that fall within the scope of SOP 81-1, such as the implementation or development of an information technology system to client specifications under a long-term contract. Where an implementation or development project is contracted with a client, and we will also provide services or operate the system over a period of time, EITF 00-21 provides the methodology for separating the contract elements and allocating total arrangement consideration to the contract elements. The provisions of EITF 00-21 will be applicable on a prospective basis to transactions entered into in fiscal years beginning after June 15, 2003. We believe that EITF 00-21 will not have a material impact on our financial position or results of operations.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. Immediate recognition is made of any anticipated losses.

Income taxes

Deferred income taxes provided in the accompanying financial statements are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which such differences are expected to reverse. See Note 8 for discussion of income taxes.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. All share and per share information is presented giving effect to the two-for-one stock split of our Class A and Class B common shares that occurred February 22, 2002 (see Note 9). See Note 11 for the computation of earnings per share.

Stock-based compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure requirements of SFAS 148 effective for the quarter ended March 31, 2003.

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

	For the year ended June 30,

	2003	2002	2001

Net Income
As reported	$306,842	$229,596	$134,292
Less: Pro forma employee compensation cost of stock-based compensation plans, net of tax	17,570	11,936	8,862

Pro forma	$289,272	$217,660	$125,430

Basic earnings per share
As reported	$2.32	$1.94	$1.35
Pro forma	$2.18	$1.83	$1.26
Diluted earnings per share
As reported	$2.20	$1.76	$1.23
Pro forma	$2.09	$1.68	$1.16

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of each option grant was estimated at the date of grant using a separate Black-Scholes option pricing calculation for each grant. The following weighted average assumptions were used for grants in fiscal 2003, 2002 and 2001: dividend yield of 0% in all years for all plans; volatility of 34.65%, 34.94% and 35.84%, for fiscal 2003, 2002, and 2001, respectively, for all plans; risk-free interest rates of 3.74%, 4.36% and 4.76% for fiscal 2003, 2002, and 2001, respectively, for all plans; and weighted average expected option life of 5.5 years for the 1997 and 1988 Plans and 3 years for the 1991 Plan for all years presented. The average fair values of the options granted during fiscal 2003, 2002, and 2001 are estimated at $14.49, $16.01 and $9.93 respectively, for the combined plans. The fair values have been adjusted to reflect the February 2002 two-for-one stock split.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current presentation.

2. Business Combinations

From our inception through June 30, 2003, we have acquired several businesses in the information technology services and business process outsourcing industries. Our recent acquisition activity is summarized as follows (excluding transaction costs):

Year ended June 30,	2003	2002	2001

Purchase consideration (in thousands):
Net cash paid	$65,395	$1,405,009	$166,108
Amounts due to seller	325	14,740	1,536
Liabilities assumed	17,089	188,699	19,220

Fair value of assets acquired (including intangibles)	$82,809	$1,608,448	$186,864

During fiscal 2003, we acquired five companies, the most significant of which was the acquisition of CyberRep, Inc. (“CyberRep”) in January 2003. CyberRep, which is included in our commercial segment, provides customer care and customer relationship management services for the telecommunications, wireless communications, technology, and consumer products industries. The transaction was valued at approximately $42 million plus transaction costs, with assets acquired of $56.6 million and liabilities assumed of $14.9 million. We recorded goodwill of $33.6 million, which is expected to be fully deductible for tax purposes, and $5.5 million in customer related intangible assets, which are attributable to customer relationships with an aggregate anticipated useful life of approximately 7 years. CyberRep’s operating results are included in our consolidated financial statements from the effective date of the acquisition, January 1, 2003. We believe this transaction expands our suite of business process outsourcing solutions for commercial clients worldwide by enhancing high-volume, customer care center capability and CRM business process outsourcing solutions for Fortune 500 companies. We also completed four other acquisitions during fiscal 2003, all of which were included in our state and local government segment. These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.

During fiscal year 2002, we acquired eight companies, the most significant of which were the acquisitions of Lockheed Martin IMS Corporation (“IMS”) in August 2001 and AFSA Data Corporation (“AFSA”) in June 2002.

We acquired 100% of the stock of IMS, a wholly-owned subsidiary of Lockheed Martin Corporation, (now known as ACS State and Local Solutions), for approximately $825 million plus related transaction costs. The acquisition was funded from a $550 million 18-month interim credit facility, borrowings from our then existing revolving credit facility, and existing cash on hand. This interim credit facility was repaid in October 2001 with the proceeds from the equity offering of 18.4 million shares of our Class A common stock at $40.50 per share (see Note 9). IMS’ results have been included in our consolidated financial statements from the effective date of the acquisition, August 1, 2001. IMS provides business process outsourcing services to more than 230 state and local government agencies in 45 U.S. states, the District of Columbia, Canada, Australia, and Europe. IMS specializes in child support enforcement, welfare and community services, electronic toll collection, and other intelligent transportation services involving the trucking industry, photo enforcement of red-light and speeding violations, parking management, and information technology outsourcing. We believe the acquisition of IMS solidifies ACS as a leader in technology-based outsourcing solutions to state and local government agencies.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The acquisition was accounted for under the purchase method of accounting with assets acquired of $934.1 million and liabilities assumed of $109.1 million. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value at July 31, 2001 as follows (in thousands):

Current assets	$111,561
Property, equipment and software	50,972
Other assets	2,826
Intangible assets	64,300
Goodwill	704,392

Total assets acquired	934,051

Current liabilities	109,051

Total liabilities assumed	109,051

Net assets acquired	$825,000

The total amount of goodwill is expected to be fully deductible for tax purposes. Software of $41.5 million is included in property, equipment and software and has an anticipated useful life ranging from 2 to 10 years. The $64.3 million of acquired intangible assets is attributable to customer relationships with an aggregate anticipated useful life of approximately 11 years.

In June 2002 we acquired AFSA, a subsidiary of FleetBoston Financial Corporation, for approximately $410 million plus related transaction costs. The acquisition was funded with a combination of a $375 million 18-month interim credit facility, borrowings from our then existing revolving credit facility, and existing cash on hand. AFSA is the nation’s largest educational services company, servicing a student loan portfolio of 8.1 million borrowers with outstanding loans of approximately $85 billion, and this acquisition expands our offerings in the education services market. Additionally, AFSA is a leading business process outsourcer for federal, state, and local governments for a variety of health and human services programs, including Medicare, Medicaid, children’s health insurance programs (CHIP), and welfare and community services.

The acquisition was accounted for under the purchase method of accounting with assets acquired of $488.6 million and liabilities assumed of $54.7 million. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value at June 1, 2002 as follows (in thousands):

Current assets	$83,855
Property, equipment and software	37,440
Other assets	5,475
Intangible assets	48,331
Goodwill	313,487

Total assets acquired	488,588

Current liabilities	54,678

Total liabilities assumed	54,678

Net assets acquired	$433,910

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

In May 2002, we acquired the finance and accounting business process outsourcing unit of Andersen Worldwide (“Andersen”). Included in this acquisition are contracts with General Motors (“GM”) and the University of Phoenix (“the University”). Under a new 10-year agreement with GM, we will provide transactional accounting services such as payroll processing, disbursement processing, dealer accounting, accounts receivable processing, lease and subsidiary accounting, and expense reporting in the United States and Europe. Under the arrangement with the University, we will provide student financial aid business process outsourcing services to the University including federal eligibility determinations, loan and grant processing,

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and disbursement of student aid as well as other support services related to student financial aid processing. The acquisition was valued at $65.2 million plus related transaction costs, with assets acquired of $79.0 million and liabilities assumed of $13.8 million. We recorded goodwill of $58.7 million (which is fully deductible for tax purposes) and $9.1 million in customer related intangible assets, which are attributable to customer relationships with lives of three to ten years. Andersen’s operating results are included in our consolidated financial statements from the effective date of the acquisition, May 1, 2002 for the domestic operations and June 1, 2002 for the foreign operations. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

In August 2001, we acquired the business process outsourcing services unit of National Processing Company (“NPC”). NPC provides healthcare claims processing, credit card application processing, and airline lift ticket processing. As part of the transaction, we acquired all of NPC’s offshore operations in Jamaica, the Dominican Republic, Barbados, and a majority of NPC’s Mexican operations. The transaction value was $43 million plus related transaction costs, with assets acquired of $50.3 million and liabilities assumed of $7.3 million. We recorded goodwill of $25.8 million of which 61% is fully deductible for tax purposes and $2.8 million in customer related intangible assets, which are attributable to customer relationships with an aggregate anticipated useful life of approximately 3 years. NPC’s operating results are included in our consolidated financial statements from the effective date of the acquisition, August 1, 2001. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

We completed four other acquisitions during fiscal 2002, two of which were included in our commercial segment, one in our state and local governments segment, and one in our federal government segment. These acquisitions are not considered material to our results of operations either individually or in the aggregate; therefore, no pro forma information is presented.

During fiscal year 2001, we acquired five companies. The most significant of these increased our presence in the state and local government sector. We acquired the Global Government Solutions division of Systems & Computer Technology Corporation, which delivers state and local government outsourcing solutions. We also acquired Business Resources Corporation, which provides outsourced records management, document workflow imaging systems and services, and real estate title plant services to state and local governments. These acquisitions are not considered material to our results of operations either individually or in the aggregate; therefore, no pro forma information is presented.

We are obligated to make certain contingent payments to former owners based on the achievement of specified profit levels in conjunction with certain acquisitions. During fiscal 2003, we made contingent consideration payments of $8.0 million related to acquisitions completed in prior years. During fiscal 2002, we made no contingent consideration payments related to acquisitions completed in prior years. As of June 30, 2003, the maximum aggregate amount of the outstanding contingent obligations is approximately $30.9 million, none of which has been earned to date. Any such payments result in a corresponding increase in goodwill.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents a summary of our consolidated results of operations as if the IMS and AFSA acquisitions had occurred at the beginning of the periods presented and are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred at the beginning of the periods presented (in thousands, except per share amounts). Pro forma information for these acquisitions is not presented for fiscal year 2003 because there is no difference between pro forma and reported financial information.

	For the years ended
	June 30,

	2002	2001

Revenue	$3,267,517	$2,835,551
Net income	256,268	181,811
Earnings per common share:
Basic	$2.16	$1.82
Diluted	$1.96	$1.64

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30,

	2003	2002

Amounts Billed or Billable:
State and local governments	$303,082	$245,136
Commercial	204,386	207,444
Federal government	169,622	185,764

	677,090	638,344

Amounts Unbilled:
Amounts not yet billed	159,997	100,174
Excess of actual indirect costs over amounts currently billable under cost reimbursable contracts	4,445	3,608
Contract retainages not currently billable	1,186	1,301

	165,628	105,083

Total accounts receivable	842,718	743,427
Allowance for doubtful accounts	(7,240)	(6,956)

	$835,478	$736,471

Unbilled amounts reflect those amounts that are associated with percentage of completion accounting, governmental holdbacks, and other unbilled amounts not currently billable due to contractual provisions. Of the above, unbilled amounts at June 30, 2003, approximately $77.7 million is not expected to be billed and collected within one year.

Amounts to be invoiced in the subsequent month for current month services are included in billable. Billable amounts at June 30, 2003 and 2002 include approximately $278.0 million and $236.0 million, respectively, for services which have been rendered and will be billed in the succeeding month.

Changes in the allowance for doubtful accounts were as follows:

	Year ended June 30,

	2003	2002	2001

Balance at beginning of period	$6,956	$5,620	$4,646
Provision for uncollectible accounts receivable	4,838	3,283	2,062
Losses sustained, net of recoveries and other	(4,554)	(1,947)	(1,088)

Balance at end of period	$7,240	$6,956	$5,620

4. Property, Equipment and Software

Property, equipment and software consists of the following (in thousands):

	June 30,

	2003	2002

Land	$21,631	$21,907
Buildings and improvements	114,897	98,709
Computer equipment and software	599,003	434,620
Furniture and fixtures	135,861	120,324
Construction in progress	1,968	2,121

	873,360	677,681
Accumulated depreciation and amortization	(395,148)	(282,851)

	$478,212	$394,830

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Goodwill and Other Intangible Assets

We adopted SFAS 142 effective July 1, 2001. The following table reflects the effect of SFAS 142 on net income and earnings per share as if SFAS 142 had been in effect for all periods presented (in thousands except per share amounts):

	Year ended June 30,

	2003	2002	2001

Net income:
As reported	$306,842	$229,596	$134,292
Add back goodwill amortization, net of related tax benefit ($3,757)	—	—	20,711

As adjusted	$306,842	$229,596	$155,003

Basic earnings per share:
As reported	$2.32	$1.94	$1.35
Add back goodwill amortization (net of tax benefit)	—	—	0.21

As adjusted	$2.32	$1.94	$1.56

Diluted earnings per share:
As reported	$2.20	$1.76	$1.23
Add back goodwill amortization (net of tax benefit)	—	—	0.18

As adjusted	$2.20	$1.76	$1.41

The changes in the carrying amount of goodwill for the years ended June 30, 2003 and 2002 are as follow (in thousands):

	State and
	Local		Federal
	Government	Commercial	Government	Total

Balance as of June 30, 2001	$320,112	$254,775	$122,873	$697,760
Goodwill activity during the year	735,402	399,969	13,351	1,148,722

Balance as of June 30, 2002	1,055,514	654,744	136,224	1,846,482
Goodwill activity during the year	23,770	35,543	83	59,396

Balance as of June 30, 2003	$1,079,284	$690,287	$136,307	$1,905,878

Goodwill balances by segment as of June 30, 2002 and 2001 have been restated to reflect a change in our internal organization that caused the composition of our reportable segments to change. Fiscal 2003 and 2002 activity is primarily related to acquisitions.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the balances of our other intangibles (in thousands):

	June 30,

	2003		2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Acquired customer-related intangibles	$154,771	$(31,735)	$143,769	$(14,567)
Customer contract costs	139,667	(50,129)	91,232	(38,953)
All other	4,031	(2,314)	3,808	(1,802)

Total	$298,469	$(84,178)	$238,809	$(55,322)

Unamortized intangible asset:
Title plant	$50,800		$50,800

Aggregate amortization:
For the year ended June 30, 2003	$36,889
For the year ended June 30, 2002	22,994
Estimated amortization for the years ended June 30:
2004	$37,326
2005	33,177
2006	28,241
2007	24,075
2008	21,183

Amortization includes amounts charged to amortization expense for customer contract costs and other intangibles, other than contract inducements. Amortization of contract inducements of $7.3 million, $0.9 million and $0 for fiscal years 2003, 2002 and 2001, respectively, is recorded as a reduction to related contract revenue. Amortization for fiscal years 2003, 2002 and 2001 includes approximately $16.2 million, $9.0 million, and $2.2 million related to acquired customer-related intangibles. Customer contract costs and other intangibles are amortized over a weighted average of approximately 8 years.

Additions to customer contract costs during fiscal year 2003 were due to our new contracts signed in fiscal year 2003 and late fiscal year 2002.

6. Other Assets

Other assets primarily consist of long-term deposits, deferred debt issuance costs and long-term investments accounted for using the cost method. During fiscal years 2003 and 2002, we recorded $3.4 million ($2.1 million, net of tax) and $8.4 million ($5.3 million, net of tax), respectively, in other non-operating expense associated with the write-down of several long-term investments to their estimated net realizable value. During fiscal 2001, we recorded a $12.8 million gain in other non-operating income related to the sale of a non-strategic minority investment in ACS Merchant Services, Inc. (see Note 13). We had approximately $5.9 million in long-term investments as of June 30, 2003.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-term Debt

A summary of long-term debt follows (in thousands):

	June 30,

	2003	2002

3.5% Convertible Subordinated Notes due February 2006 (“3.5% Notes”) (a)	$316,990	$316,990
Unsecured $875 million revolving credit agreement (“$875 million Credit Facility”) payable to banks, due in December 2005 (b)	177,700	—
Unsecured $450 million revolving credit agreement (“$450 million Credit Facility”) payable to banks, due in December 2004 (c)	—	15,000
Interim credit facility due December 2003 (d)	—	375,000
Capitalized lease obligations at various interest rates, payable through 2005	5,414	2,281
Other	—	292

	500,104	709,563
Less current portion	(1,764)	(1,330)

	$498,340	$708,233

Maturities of long-term debt at June 30, 2003 are as follows:

Year ending June 30,

2004	$1,764
2005	1,590
2006	495,568
2007	784
2008	398

Total	$500,104

(a)	The 3.5% Notes are convertible by the holder at any time prior to the maturity date, unless redeemed or repurchased, into Class A common stock at a conversion rate of 23.0234 shares of Class A common stock for each $1,000 principal amount of 3.5% Notes (equivalent to a conversion price of $43.44 per share of Class A common stock), subject to adjustments in certain events. Interest on the 3.5% Notes is payable semi-annually on February 15 and August 15 of each year commencing August 15, 2001. The 3.5% Notes may be redeemed at our option on or after February 18, 2004, in whole or in part, at the redemption prices set forth in the 3.5% Notes, which are 101.4% and 100.7% of the principal amount for the twelve-month periods beginning February 18, 2004 and February 15, 2005, respectively.

(b)	Interest on the $875 million Credit Facility is payable monthly at floating rates and fees based upon LIBOR and ACS’ credit rating. As a result, rates will fluctuate with both changes in the overall interest rate environment as well as changes in ACS’ credit rating. Currently, borrowings bear interest at LIBOR (1.12% at June 30, 2003) plus .575%, a facility fee of 0.175% per annum on the committed amount of the facility and a usage fee of 0.125% per annum. The usage fee is applicable only when borrowings exceed $437.5 million. The agreement contains covenants which require that we comply with certain negative, affirmative and financial covenants customary in facilities of this nature, including but not limited to the maintenance of fixed charge ratios and minimum net worth requirements. The agreement also has provisions which would permit acceleration of the maturity of the borrowings after the occurrence of certain defined events of default. As of June 30, 2003 we were in compliance with the covenants of our $875 million Credit Facility.

(c)	During fiscal 2000, we entered into this Credit Facility, which increased the amount of availability from $200 million to $450 million. Interest on the Credit Facility is payable monthly at LIBOR plus a range of .625% to 1.125% depending on a defined debt to EBITDA ratio. The Credit Facility contains covenants which require that we comply with certain negative, affirmative and financial covenants customary in facilities of this nature, including but not limited to the maintenance of fixed charge ratios, limitations on acquisitions and minimum net worth requirements. The agreement also has provisions which would permit acceleration of the maturity of the borrowings after the occurrence of certain defined events of default. This credit facility was terminated in fiscal year 2003.

(d)	The interim credit facility was entered into to fund a portion of the AFSA Data Corporation acquisition. Interest on the interim credit facility is payable monthly at LIBOR plus a range of 0.850% to 1.875% depending on our credit rating. The interim credit facility contains covenants which require that we comply with certain negative, affirmative and financial covenants customary in facilities of this nature, including but not limited to the maintenance of fixed charge ratios, limitations on acquisitions and minimum net worth requirements. The interim credit facility also has provisions that would permit acceleration of the maturity of the borrowings after the occurrence of certain defined events of default. This credit facility was terminated in fiscal year 2003.

Cash payments for interest for the years ended June 30, 2003, 2002, and 2001 were approximately $21.1 million, $27.5 million, and $19.3 million, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At June 30, 2003, we have approximately $520.9 million available for use under the $875 million revolving credit agreement after considering outstanding letters of credit of $176.4 million. We use letters of credit to secure certain contractual performance and other obligations.

8. Income Taxes

Income tax expense (benefit) is comprised of the following (in thousands):

	Year ended June 30,

	2003	2002	2001

Current:
U.S. Federal	$71,420	$74,112	$50,022
State	8,334	8,934	6,131
Foreign	3,500	2,727	1,689

Total current expense	83,254	85,773	57,842

Deferred:
U.S. Federal	92,182	42,150	27,417
State	9,517	2,937	1,485
Foreign	(848)	—	24

Total deferred expense	100,851	45,087	28,926

Total income tax expense	$184,105	$130,860	$86,768

Deferred tax assets (liabilities) consist of the following (in thousands):

	June 30,

	2003	2002

Deferred tax assets:
Accrued expenses not yet deductible for tax purposes	$15,825	$7,117
Unearned revenue	5,626	4,481
Loss carryforwards	2,198	2,428
Divestiture-related accruals	1,017	4,356
Other	—	873

Subtotal	24,666	19,255
Deferred tax assets valuation allowance	(83)	(105)

Total deferred tax assets	24,583	19,150

Deferred tax liabilities:
Goodwill amortization	(120,023)	(72,665)
Depreciation and other amortization	(64,605)	(34,001)
Unbilled revenue	(31,832)	(9,301)
Prepaid and receivables	(7,512)	(5,921)
Other	(3,149)	—

Total deferred tax liabilities	(227,121)	(121,888)

Net deferred tax liabilities	$(202,538)	$(102,738)

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At June 30, 2003, the Company had available unused domestic net operating loss carry-forwards (“NOLs”), net of Internal Revenue Code Section 382 limitations, of approximately $2.4 million which will expire over various periods through 2022. The valuation allowance at June 30, 2003 exists principally due to tax benefits of acquired corporations for which realization of any future benefit is uncertain due to taxable income limitations. The valuation allowance for deferred tax assets decreased by $22 thousand and $30 thousand during the years ended June 30, 2003 and 2002, respectively.

The depreciation and amortization related deferred tax liabilities significantly increased during the years ended June 30, 2003 and 2002 predominantly due to current tax deductions for intangibles and goodwill, as well as accelerated tax depreciation methods. Generally, since the adoption of SFAS 142 eliminates the book goodwill amortization, the difference between the cumulative book and tax bases of acquired goodwill will continue to grow as current tax deductions are realized.

Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

	Year ended June 30,

	2003	2002	2001

Statutory U.S. Federal income tax	$171,831	$126,160	$77,371
Goodwill amortization	—	—	4,305
State income taxes, net	11,603	7,716	4,950
Capital loss on sale of subsidiary	—	(2,104)	—
Other	671	(912)	142

Total income tax expense	$184,105	$130,860	$86,768

Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of approximately $5.5 million, $8.0 million and $6.1 million as of June 30, 2003, 2002 and 2001, respectively. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.

Federal, state and foreign income tax payments during the years ended June 30, 2003, 2002 and 2001 were approximately $67.7 million, $39.5 million and $80.3 million, respectively.

9. Common Stock

Our Class A common stock trades publicly on the New York Stock Exchange (symbol “ACS”) and is entitled to one vote per share. Our Class B common stock is entitled to ten votes per share. Class B shares are convertible, at the holder’s option, into Class A shares, but until converted carry significant transfer restrictions.

In March 2002, we completed the redemption of our 4% Convertible Subordinated Notes due March 2005 (“4% Notes”). Holders of all of the outstanding 4% Notes converted their Notes to shares of our Class A common stock in accordance with Article XII of the Indenture dated as of March 20, 1998 between ACS and U.S. Trust Company of Texas, N.A., as trustee prior to the March 15, 2002 redemption date. As the result of such conversions, 10.8 million shares of our Class A common stock were issued to such holders. In fiscal 2001, prior to conversion, $63 thousand of our 4% Notes were converted into 2,952 shares of Class A common stock.

In February 2002, we completed a two-for-one stock split of our outstanding Class A common stock and Class B common stock implemented in the form of a 100% stock dividend (“Stock Split”). Each holder of record of our Class A common stock and Class B common stock as of the close of business on February 15, 2002 received an additional share of such stock held by them at that time. In connection with the Stock Split, the number of shares of Class A common stock reserved for issuance or subject to outstanding options granted under our employee stock option or other benefit plans, as well as the number of shares reserved for issuance under our 4% Notes and 3.5% Notes, were proportionately increased in accordance with the terms of such options, plans and other instruments.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On October 10, 2001, we completed our offering of 18.4 million shares of our Class A common stock. The shares were issued at $40.50 per share. Net proceeds of $714.3 million (net of underwriters’ fees and other costs) were used to repay the $550 million 18-month interim credit facility incurred to fund the IMS acquisition and a portion of the amount outstanding under our then existing revolving credit facility.

10. Employee Benefit Plans

Under our 1997 Employee Stock Option Plan (the “1997 Plan”), we have reserved approximately 7.4 million shares of Class A common stock for issuance to key employees at exercise prices determined by the Board of Directors. In May 2000, February 2001 and October 2001, the Board of Directors approved the additional allotment of approximately 1.7 million, 1.6 million, and 4.1 million shares, respectively, to the 1997 Plan in accordance with the terms and conditions of the November 14, 1997 Proxy Statement under which the 1997 Plan was authorized. Options granted under the 1997 Plan to our current employees cannot exceed 12.8% of our issued and outstanding shares. Our 1988 Employee Stock Option Plan (the “1988 Plan”), which originally reserved 12 million shares of Class A common stock for issuance, was discontinued for new grants during fiscal 1998 and terminated (except for the exercise of then existing option grants in September 1997) and subsequently, 3.2 million unissued shares expired. Generally, the options under each plan vest in varying increments over a five-year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value of Class A common stock at the time of the grant. Substantially all options are exercisable 5 years after the date of grant, regardless of vesting status. As reported in Note 1, we have elected to adopt the disclosure only provisions of SFAS 148 and we account for stock-based employee compensation plans in accordance with APB 25. As a result, no compensation cost has been recognized in the periods presented for stock option or employee stock purchase plans.

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

Option activity for the years ended June 30, 2003, 2002, and 2001 is summarized as follows:

		Weighted
		Average
	Options	Option Price

Outstanding at June 30, 2000	11,211,340	$13.31
Granted	2,648,000	23.85
Exercised	(2,388,016)	7.46
Canceled	(759,234)	18.18

Outstanding at June 30, 2001	10,712,090	16.87
Granted	2,543,000	39.82
Exercised	(1,679,390)	10.66
Canceled	(445,200)	21.11

Outstanding at June 30, 2002	11,130,500	22.88
Granted	3,439,500	37.45
Exercised	(1,182,800)	12.04
Canceled	(427,400)	32.34

Outstanding as of June 30, 2003	12,959,800	27.42

Vested and exercisable at June 30, 2003	878,700	$12.98
Vested and unexercisable at June 30, 2003	3,143,620	$18.18

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Further information regarding outstanding and exercisable stock options by exercise price range as of June 30, 2003 is disclosed below:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 4.00 - $8.44	119,800	2.07	$6.53	119,800	$6.53
$10.31 - $18.38	3,790,600	5.93	14.79	757,700	13.99
$19.25 - $35.48	3,673,000	6.68	24.74	1,200	19.50
$35.75 - $50.23	5,376,400	8.85	38.63	—	—

	12,959,800	7.32	$27.42	878,700	$12.98

Under our 1995 Employee Stock Purchase Plan (“ESPP”), a maximum of 4 million shares of Class A common stock can be issued to substantially all full-time employees. In October 2002, the Board of Directors approved an amendment to the ESPP to increase the number of shares that can be issued under the plan from 2 million to 4 million. Through payroll deductions, eligible participants may purchase our stock at a 15% discount to market value. The stock is purchased by the ESPP in the open market, and our contributions for the years ended June 30, 2003, 2002, and 2001 which were charged to additional paid-in capital, were approximately $3.3 million, $1.4 million, and $1.3 million, respectively.

Under a Supplemental Executive Retirement Agreement (the “Retirement Agreement”) dated December 15, 1998, we are obligated to pay our chairman certain retirement benefits (the “Retirement Benefit”). The payment of the Retirement Benefit would commence on the occurrence of several different events, including, retirement, total and permanent disability, death, resignation, change in control, or termination for any reason other than cause. We have issued (and may in the future issue) certain stock options to fund the Retirement Benefit. Based on assumptions we consider reasonable under the circumstances, we expect that the value of the existing stock options will be sufficient to fund the Retirement Benefit, but to the extent the value of the options granted would be insufficient to fund the Retirement Benefit, then we will have to fund such insufficiency. At our option, we may grant additional stock options prior to the commencement of the payment of the Retirement Benefit, if we estimate that the existing stock option grants are insufficient to satisfy our obligation under this arrangement.

We have contributory retirement and savings plans, which cover all employees and allow for discretionary matching contributions by us as determined by our Board of Directors. Contributions made by us to certain plans during the years ended June 30, 2003, 2002, and 2001 were approximately $24.5 million, $22.6 million and $10.5 million, respectively.

11. Earnings Per Share

Basic earnings per share of common stock is computed using the weighted average number of our common shares outstanding during the period. Diluted earnings per share is adjusted for the after-tax impact of interest on the 3.5% Notes and the 4% Notes and reflects the incremental shares that would be available for issuance upon the assumed exercise of stock options and conversion of the 3.5% Notes and the 4% Notes. All shares are presented after giving effect to the two-for-one stock split paid on February 22, 2002 (see Note 9).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year ended June 30,

	2003	2002	2001

Numerator:
Numerator for earnings per share (basic) - income available to common stockholders	$306,842	$229,596	$134,292
Effect of dilutive securities:
Interest on convertible debt (net of tax)	8,218	12,610	9,036

Numerator for earnings per share assuming dilution- income available to common stockholders	$315,060	$242,206	$143,328

Denominator:
Weighted average shares outstanding (basic)	132,445	118,646	99,758
Effect of dilutive securities:
Convertible debt	7,298	14,851	13,354
Stock options	3,687	3,967	3,344

Total potential common shares	10,985	18,818	16,698

Denominator for earnings per share assuming dilution	143,430	137,464	116,456

Earnings per share (basic)	$2.32	$1.94	$1.35

Earnings per share assuming dilution	$2.20	$1.76	$1.23

Options to purchase approximately 159,000 shares of common stock were outstanding during fiscal year 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price during the period. There were no antidilutive shares in fiscal years 2002 or 2001.

12. Financial Instruments

As of June 30, 2003 and 2002, the fair values of our revolving credit balances and other variable-rate debt instruments approximated the related carrying values. As of June 30, 2003 and 2002, we estimated the fair value of our 3.5% Notes at approximately $373 million and $406 million, respectively based on the trading price on that day.

We had no derivative financial instruments as of June 30, 2003 or 2002. However, during fiscal year 2002, we held derivative instruments in order to manage certain risks. We held two interest rate hedges, designated as cash flow hedges, which were initiated in December 1998. Each hedge was structured such that we paid a fixed rate of interest of 4.54% on our $450 million then existing revolving credit facility, and received a floating rate of interest based on one month LIBOR. The notional amount of the two hedges totaled $100 million and expired in December 2001. We entered into a no-cost collar agreement in June 2001 to manage the risks related to a marketable security investment. The collar, a fair value hedge, was structured so that all fluctuations in the price of the marketable security above or below 100% or 102.5% of its value on the date the collar was entered into were hedged. The collar was settled and the investment sold in June 2002.

13. Related Party Transactions

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

In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and our guaranty to Citicorp was released in full. Our minority preferred stock interest and warrants (with a recorded value of $100,000 at June 30, 2002) in DDH were cancelled. We have no further ownership interest in DDH. Our officers, other than the Chairman, are no longer directors of

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DDH. In the first quarter of fiscal year 2003, we purchased $1.0 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2003, we have $0.8 million remaining in prepaid flights with DDH. During fiscal year 2003, we paid DDH approximately $0.5 million for maintenance services, chartered aircraft, and equipment.

In August 2001, we purchased a Challenger 600 aircraft from DDH for a purchase price of $8.5 million, which included interior and exterior refurbishment of the aircraft. As of June 30, 2002, the purchase price for the aircraft was paid in full, and refurbishment was near completion. The aircraft was delivered to us in the first quarter of fiscal year 2003.

In July 2000, we completed the sale of our convertible preferred stock investment in ACS Merchant Services, Inc., a subsidiary which was sold to one of its officers in 1996, for $15.0 million, resulting in a non-operating pretax gain of approximately $12.8 million.

14. Commitments and Contingencies

We have various operating lease agreements for information technology equipment and facilities. A summary of the lease commitments under noncancelable operating leases at June 30, 2003 is as follows (in thousands):

Year ending June 30,

2004	$103,357
2005	72,886
2006	55,788
2007	39,077
2008	25,855
Thereafter	53,182

$350,145

Lease expense for information technology equipment and facilities was approximately $134.2 million, $117.6 million and $81.2 million for the years ended June 30, 2003, 2002 and 2001, respectively.

Our Education Services business, which is included in our commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. At June 30, 2003, we serviced a FFEL portfolio of 1.3 million loans with an outstanding principal balance of more than $14.2 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured; the guaranty reinstated and we repackage the loans for sale to third parties.

We evaluate the collectibility of any purchased loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the purchased loans. This reserve was approximately $4.2 million at June 30, 2003.

Our federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency (“DCAA”). These audits may result in adjustments to contract costs and fees reimbursed by our federal customers. To date, we have experienced no material adjustments as a result of audits by the DCAA. The DCAA has completed audits of the Company’s defense contracts through fiscal year 2001 and all other federal contracts through fiscal year 2000.

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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On March 3, 2003, we filed a Petition for Review with the Texas Supreme Court requesting that the Court reverse the decision of the court of appeals and render judgment that the plaintiffs take nothing or, alternatively, remand the case to the trial court for further proceedings. The plaintiffs did not file a petition for review with the Texas Supreme Court. On June 19, 2003, the Texas Supreme Court requested that the parties file briefs on the merits of the appeal. We filed our brief on the merits on August 20, 2003, and the plaintiffs’ brief on the merits is currently due by October 9, 2003.

We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs’ claims, and accordingly, have not accrued any amount on our balance sheet related to the lawsuit.

One of our subsidiaries, ACS Defense, Inc., and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice. The inquiry concerns certain IDIQ (Indefinite Delivery — Indefinite Quantity) procurements and their related task orders which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the Justice Department’s inquiry is approximately $25 million per year representing approximately 0.6% of our annual revenue. We are conducting an ongoing internal investigation of this matter through outside legal counsel and we are cooperating with the Department of Justice in producing documents in response to the subpoena and arranging for Department of Justice interviews of employees and former employees.

Another of our subsidiaries, ACS State & Local Solutions, Inc., and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice. The inquiry concerns the teaming arrangement between ACS and Tier Technologies on child support payment processing contracts awarded to ACS and Tier Technologies, as a subcontractor to ACS, in New York, Illinois and Ohio. Our annual revenue from these three contracts will be approximately $70 million when the services are fully implemented, representing approximately 1.8% of our annual revenue. Our teaming arrangement also contemplated the California child support payment processing request for proposals which is expected to be issued in September or October 2003; however, we have not entered into a teaming agreement with Tier for California and do not expect that we and Tier Technologies, Inc. will team together on a proposal in response to this request for proposals. We are conducting an ongoing internal investigation of this matter through outside legal counsel and we are cooperating with the Department of Justice in producing documents in response to the subpoena.

Due to the preliminary nature of these government inquiries, it is difficult to assess the impact, if any, of these inquiries on ACS.

In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes which arise in the ordinary course of business. Although we cannot predict the outcomes of these proceedings, we do not believe these actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. New Accounting Standards

In May 2003, the Emerging Issues Task Force (“EITF”) issued EITF 01-08 “Determining Whether an Arrangement Contains a Lease.” EITF 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The guidance in EITF 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. EITF 01-08 is effective for arrangements entered into or modified on or after May 28, 2003. We do not believe that the adoption of EITF 01-08 will have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 had no effect on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which addresses the criteria for consolidation by business enterprises of variable interest entities. We do not have variable interest entities and therefore, FIN 46 will have no impact on our financial position or results of operations.

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

16. Comprehensive Income

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

The components of comprehensive income are as follows (in thousands):

	Year ended June 30,

	2003	2002	2001

Net income	$306,842	$229,596	$134,292

Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax effect of $583)	(971)	—	—

Unrealized gain (loss) on marketable security	—	(84)	84
Unrealized gain (loss) on hedging instruments (net of tax effect of ($139) and $139, respectively)	—	216	(216)

Comprehensive income	$305,871	$229,728	$134,160

The unrealized gain (loss) on marketable security relates to an investment in a marketable security which was sold in June 2002. The unrealized gain (loss) on hedging instruments relates to derivative instruments held by us due in fiscal 2002 and 2001 as described in Note 12.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Segment Information

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

In fiscal year 2001, we reported our results of operations in two segments: commercial and federal government. The commercial segment included our state and local government customers. In fiscal year 2002, as a result of the acquisition of IMS and the growth in our state and local government business, we determined that our state and local government operations met the definition of a segment. Prior period reporting has been restated to conform to the new segment reporting.

Over 99% of our consolidated revenues are derived from domestic clients. In fiscal years ended 2003, 2002, and 2001, no single customer exceeded 10% of our revenues.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). Intersegment sales and transfers are priced as if the sales or transfers were to third parties. However, these amounts during the three years presented were immaterial to the individual segments.

We use earnings before interest, taxes and other non-operating expense (income), or Adjusted EBITDA, to measure segment profit. Segment operating income includes selling, general and administrative expenses directly attributable to that segment. Corporate includes general and administrative services shared by all of our segments such as treasury, legal, corporate accounting, human resources, and facilities. Where practical, shared expenses are allocated based on measurable drivers of expense (e.g., human resource costs are allocated based on headcount).

Certain reclassifications have been made to the segment disclosures as the result of changes to our operating structure. In fiscal year 2003, we reclassed a certain operation previously held in our commercial segment to our state and local government segment, due to a change in the management of that operation. Prior years’ results have been restated for comparison purposes.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables reflect the results of the segments consistent with our management system (in thousands):

	State and
	Local		Federal
	Government	Commercial	Government	Corporate	Consolidated

Fiscal 2003
Revenues	$1,694,178	$1,242,908	$850,120	$—	$3,787,206
Operating expenses	1,353,585	954,762	763,440	44,010	3,115,797

Adjusted EBITDA (b)	340,593	288,146	86,680	(44,010)	671,409
Depreciation and amortization expense	47,700	80,111	21,495	2,822	152,128

Operating income	$292,893	$208,035	$65,185	$(46,832)	$519,281

Total assets	$1,865,072	$1,338,728	$376,727	$118,178	$3,698,705

Capital expenditures	$94,241	$93,912	$15,578	$1,942	$205,673

Fiscal 2002
Revenues(a)	$1,294,250	$957,333	$811,335	$—	$3,062,918
Operating expenses	1,021,067	774,197	727,783	28,753	2,551,800

Adjusted EBITDA (b)	273,183	183,136	83,552	(28,753)	511,118
Depreciation and amortization expense	33,457	57,020	17,894	2,115	110,486

Operating income	$239,726	$126,116	$65,658	$(30,868)	$400,632

Total assets	$1,660,307	$1,235,841	$425,732	$81,687	$3,403,567

Capital expenditures	$61,725	$43,432	$28,380	$10,869	$144,406

Fiscal 2001
Revenues(a)	$386,436	$929,457	$747,666	$—	$2,063,559
Operating expenses	291,905	757,212	676,728	20,371	1,746,216

Adjusted EBITDA (b)	94,531	172,245	70,938	(20,371)	317,343
Depreciation and amortization expense (excluding goodwill amortization)	10,335	45,319	11,795	1,700	69,149
Goodwill amortization expense	10,422	9,328	4,718	—	24,468

Operating income	$73,774	$117,598	$54,425	$(22,071)	$223,726

Total assets	$524,340	$670,666	$392,389	$304,292	$1,891,687

Capital expenditures	$24,400	$55,152	$15,268	$4,250	$99,070

(a)	Commercial revenues include $33.0 million and $37.3 million in fiscal year 2002 and 2001, respectively related to divested units. Federal government revenues include $4.3 million in fiscal 2002 related to divested units.

(b)	Adjusted EBITDA is earnings before interest expense, income taxes, depreciation and amortization, and additionally excludes other net non-operating expenses. We use Adjusted EBITDA, together with operating income, as a measure of segment and consolidated performance. We believe the exclusion of depreciation and amortization charges and net non-operating expense provides a meaningful measure of operating performance, and consistently excludes only these items in the calculation of Adjusted EBITDA. We believe that net income is the most directly comparable financial measure calculated in accordance with GAAP, therefore, we have reconciled Adjusted EBITDA to net income. We do not use Adjusted EBITDA as a measure of liquidity. Adjusted EBITDA is not a measure of financial performance or liquidity under GAAP and should not be considered in isolation or as an alternative to net income or as an indicator of our performance or to cash flows from operating activities as a measure of liquidity. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following reconciles Adjusted EBITDA to net income (in thousands):

	Year ended June 30,

	2003	2002	2001

Adjusted EBITDA	$671,409	$511,118	$317,343
Depreciation and amortization	(152,128)	(110,486)	(93,617)

Consolidated operating income	519,281	400,632	223,726

Interest expense	(25,194)	(30,619)	(23,742)
Other non-operating (expense) income, net	(3,140)	(9,557)	21,076
Income tax expense	(184,105)	(130,860)	(86,768)

Net income	$306,842	$229,596	$134,292

18. Quarterly Results of Operations (unaudited)
       (in thousands, except per share amounts)

	Quarter ended

	Fiscal 2003				Fiscal 2002

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2003	2003	2002	2002	2002	2002	2001	2001

Revenues as reported	$1,014,178	$1,005,708	$929,164	$897,876	$856,785	$800,687	$750,427	$655,019
Revenue reclassification(a)	—	(24,075)	(20,350)	(15,295)	—	—	—	—

Revenues as reclassified	1,014,178	981,633	908,814	882,581	856,785	800,687	750,427	655,019

Operating income	139,571	135,089	124,966	119,655	116,328	105,341	97,421	81,542

Net income	83,892	79,493	74,001	69,456	68,093	62,030	55,560	43,913

Earnings per share — basic	$.63	$.60	$.56	$.53	$.52	$.51	$.47	$.43

Weighted average shares outstanding	132,998	132,540	132,175	132,073	131,871	122,795	118,572	101,580

Earnings per share — diluted	$.60	$.57	$.53	$.50	$.49	$.46	$.42	$.39

Weighted average shares outstanding — diluted	143,791	143,657	143,295	142,984	143,215	142,776	140,692	123,344

(a)	During the fourth quarter of fiscal year 2003, and after considering accounting guidance and current trends in similar reporting methods by other public companies, which indicate gross presentation of revenue for billings of costs reimbursed under a cost reimbursable arrangement is appropriate only when there are sufficient elements of control over the provision of the underlying services or costs incurred, we determined that expenses under two state and local cost reimbursable contracts should be presented as a reduction in gross billings. We began operating these contracts in the first quarter of fiscal year 2003. While we have certain risks, including credit risk, under these two arrangements and we are contractually the primary payment obligor, we concluded that we did not have sufficient control over the underlying services. As a result, fourth quarter 2003 results reflect $26.6 million of expenses netted against revenue. For comparability, expenses of the prior three quarters of fiscal 2003 in the amount of $59.8 million have been reclassified in the full year results. This reclassification has no impact on historical, current or future operating income or earnings per share.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Subsequent Events

In August 2003, we announced an agreement to sell the majority of our federal government business to Lockheed Martin Corporation for approximately $658 million, which includes $70 million payable pursuant to a five-year non-compete agreement. Revenues from the federal business to be divested were approximately $685 million for fiscal 2003. We will retain our business process outsourcing contract with the Department of Education, with current annual revenues of $172 million. Additionally, our commercial and state and local government operations will continue to serve as a subcontractor on portions of the transferred business. In addition, we will acquire Lockheed Martin Corporation’s commercial information technology business, with trailing, recurring annual revenues of approximately $240 million, for approximately $107 million. These transactions, which are subject to certain closing conditions, are expected to be completed during the second quarter of fiscal 2004. The expected after-tax proceeds from the divestiture will generally be used to pay down debt, fund our share repurchase program, or for general corporate purposes.

On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock effective immediately. The program, which is open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with the requirements of the SEC, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash flow from operations, borrowings under our existing revolving credit facility, and if consummated, proceeds from the sale of the majority of our federal government business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The management of the Company, including the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2003. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of June 30, 2003, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Annual Report is made known to them by others on a timely basis. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter and year ending June 30, 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 14 is incorporated by reference from our definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statements and Reports on Form 8-K

(a)	Financial Statements

The following consolidated financial statements of Affiliated Computer Services, Inc. and Subsidiaries are included in Part II, Item 8:

Report of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(b)	Reports on Form 8-K

1.	On April 22, 2003, the Company furnished to the SEC a Current Report on Form 8-K (dated as of April 22, 2003) for the purpose of furnishing the earnings press release, announcing the telephone conference and webcast to disclose the Company’s financial results and disclosing the location of the Company’s Supplementary Financial Information used during the conference for the third quarter ended March 31, 2003.

(c)	Exhibits

Reference is made to the Index to Exhibits beginning on page 61 for a list of all exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized representative.

Affiliated Computer Services, Inc.

Date: September 17, 2003

	By:	/s/ Warren D. Edwards

Warren D. Edwards Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of September 2003.

Signature	Title

/s/ Darwin Deason (Darwin Deason)	Director, Chairman of the Board

/s/ Jeffrey A. Rich (Jeffrey A. Rich)	Director and Chief Executive Officer

/s/ Mark A. King (Mark A. King)	Director, President and Chief Operating Officer

/s/ Warren D. Edwards (Warren D. Edwards)	Executive Vice President and Chief Financial Officer

(J. Livingston Kosberg)	Director

/s/ Joseph P. O’Neill (Joseph P. O’Neill)	Director

/s/ Frank A. Rossi (Frank A. Rossi)	Director

(Dennis McCuistion)	Director

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Name

	2.1	Agreement and Plan of Merger, dated as of September 20, 1997, by and among the Company, ACS Acquisition Corp. and Computer Data Systems, Inc., filed as Exhibit 2.1 to the Company’s Form S-4 (Registration No. 333-40351) (“Form S-4”) and incorporated herein by reference.
	3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 dated March 30, 2001 (Registration No. 333-58038) (“Form S-3”) and incorporated herein by reference.
•	3.2	Certificate Of Correction to Certificate of Amendment of Affiliated Computer Services, Inc. dated August 30, 2001.
•	3.3	Bylaws of the Company, as amended and in effect on August 13, 2002.
	4.1	Form of New Class A Common Stock Certificate, filed as Exhibit 4.3 to the Company’s Form S-1 (Registration No. 333-79394) (“Form S-1”) and incorporated herein by reference.
	4.2	Rights Agreement, dated April 2, 1999, between the Company and First City Transfer Company, as Rights Agent, filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated May 19, 1999 and incorporated herein by reference.
	4.3	Indenture, dated as of March 20, 1998, between Affiliated Computer Services, Inc., as issuer and U.S. Trust Company of Texas, N.A. as trustee, filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.
	4.4	Registration Rights Agreement, dated as of March 17, 1998, between Affiliated Computer Services, Inc. and Goldman, Sachs & Co., Bear, Stearns & Co. Inc., Smith Barney Inc., Hambrecht & Quist LLC, Donaldson, Lufkin & Jenrette Securities Corporation and Prudential Securities Incorporated, filed as Exhibit 4.2 to the Company’s Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.
	4.5	Indenture dated as of February 21, 2001, by and between the Company, as Issuer, and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006, filed as Exhibit 4.1 to the Company’s Form S-3 and incorporated herein by reference.
	4.6	Registration Rights Agreement, dated February 21, 2001, by and between the Company and Goldman, Sachs & Co., as representative of the several purchasers named therein relating to the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006, filed as Exhibit 4.4 to the Company’s Form S-3 and incorporated herein by reference.
	4.7	Specimen Note for the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006, filed as Exhibit 4.2 to the Company’s Form S-3 and incorporated herein by reference.
	4.8	Amendment No. 1 to First Amended and Restated Rights Agreement dated as of February 5, 2002, by and between the Company and First City Transfer Company, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2002 and incorporated herein by reference.
	10.1	Amended Stock Option Plan of the Company, filed as Exhibit 10.1 to the Company’s Form S-1 and incorporated herein by reference.
	10.2	1997 Stock Incentive Plan of the Company, filed as Appendix to the Company’s Joint Proxy Statement / Prospectus filed as Form 14A dated November 14, 1997 and incorporated herein by reference.

10.3	Reciprocal Services Agreement, dated June 30, 1994, between the Company and Precept, filed as Exhibit 10.15 to the Company’s Form S-1 and incorporated herein by reference.
10.4	Mutual Indemnification Agreement, dated June 30, 1994, between the Company and Precept, filed as Exhibit 10.18 to the Company’s Form S-1 and incorporated herein by reference.
10.5	Stockholders Tax Indemnification Agreement, dated June 30, 1994, between the Company and the Stockholders named therein, filed as Exhibit 10.19 to the Company’s Form S-1 and incorporated herein by reference.
10.6	Form of Directors Indemnification Agreement, filed as Exhibit 10.20 to the Company’s Form S-1 and incorporated herein by reference.
10.7	Credit Agreement dated December 15, 1995 the Company, Bank One, Texas, N.A., as Documentation Agent and Co-Agent, First Interstate Bank of Texas N.A., as Administrative Agent and Co-Agent and Certain Lenders filed as Exhibit 10.1 to the Company’s Third Quarter Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
10.8	Restated Credit Agreement dated June 20, 1996 between the Company, Borrower, Wells Fargo Bank (Texas), N.A., Agent, Bank One, Texas, N.A., Co-Agent, and Certain Lenders for $160 million Revolving Facility filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.
10.9	First Amendment to Restated Credit Agreement dated July 29, 1997 the Company, Wells Fargo Bank (Texas) N.A., Agent; Bank One, Texas, N.A., Co-Agent; and Certain Lenders for $200 million Revolving Facility filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.
10.10	Second Amendment to Restated Credit Agreement dated March 20, 1998 between the Company, Wells Fargo Bank (Texas) N.A., Agent; Bank One, Texas, N.A., Co-Agent; and Certain Lenders for $200 million Revolving Credit Facility filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.
10.11	Third Amendment to Restated Credit Agreement dated September 24, 1999 between the Company; Wells Fargo Bank (Texas), N.A., Agent; Bank One, Texas, N.A., Co-Agent; and certain Lenders for $200 million Revolving Credit Facility filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.
10.12	Credit Agreement dated September 27, 1999 between the Company; Wells Fargo Bank (Texas), N.A., Agent and Arranger; and certain Lenders for $50 million Revolving Credit Facility filed as Exhibit 10.12 to the company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.
10.13	First Amendment to Credit Agreement dated February 24, 2000 between the Company; Wells Fargo Bank (Texas), N.A., Agent and Arranger; and certain lenders for $50 million Revolving Credit Facility filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.
10.14	Credit Agreement dated May 12, 2000 between the Company; Wells Fargo Bank Texas, National Association, Administrative Agent and Co-Lead Arranging Agent; Bank One, N.A., Syndication Agent and Co-Lead Arranging Agent; SunTrust Bank, Documentation Agent: The Bank of Tokyo-Mitsubishi, Ltd., Co-Agent; and certain Lenders and certain Subsidiary Guarantors for $450 million Revolving Credit Facility filed as Exhibit 10.14 to the Company’s Annual Report on form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

10.15	Form of Severance Agreement by and between the Company and Certain Executive Officers of the Company filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.
10.16	U.S. Department of Education Contract No. PM94017001 (portions of which are subject to an Order for Confidential Treatment pursuant to Rule 24b-2) included as an exhibit to the Form 10-Q/A filed August 24, 1994 by ACS Government Solutions, Inc. (formerly known as Computer Data Systems, Inc.) and incorporated herein by reference.
10.17	Supplemental Executive Retirement Agreement by and between the Company and the Company’s Chairman of the Board filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.
10.18	Employment Agreement by and between the Company and the Company’s Chairman of the Board filed as Exhibit 10.(iii)(A) to the Company’s Third Quarter Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
10.19	Guaranty of Affiliated Computer Services, Inc. of Citibank loan to DDH Aviation filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended December 31, 2000 and incorporated herein by reference.
10.20	Stock Purchase Agreement dated as of August 18, 2001 by and among Lockheed Martin Corporation, Lockheed Martin Investments, Inc., and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2001 and incorporated herein by reference.
10.21	Credit Agreement dated August 24, 2001 between the Company as borrower, Bear Stearns Corporate Lending Inc. as Administrative Agent and Syndication Agent, Bear, Stearns & Co., Inc. as Bookrunner and Co-Lead Arranger, Wells Fargo Bank Texas, National Association as Documentation Agent and Co-Lead Arranger, certain lenders and certain subsidiary guarantors, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 29, 2001 and incorporated herein by reference.
10.22	Second Amendment to the Credit Agreement and Consent dated August 10, 2001 between the Company as Borrower, Wells Fargo Bank Texas, National Association as Administrative Agent and Co-Lead Arranging Agent for Lenders, Bank One N.A. as Syndication Agent and Co-Lead Arranging Agent for Lenders, SunTrust Bank as Documentation Agent for Lenders and The Bank of Tokyo-Mitsubishi, LTD. as Co-Agent for Lenders and subsidiary guarantors, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 29, 2001 and incorporated herein by reference.
10.23	Stock Purchase Agreement dated May 16, 2002 by and among Fleet National Bank, Fleet Holding Corp. and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 10, 2002 and incorporated herein by reference.
10.24	Credit Agreement dated June 10, 2002 between the Company as Borrower, Goldman Sachs Credit Partners L.P. as Co-Lead Arranger, Sole Bookrunner and Sole Syndication Agent, Wells Fargo Bank Texas, National Association as Co-Lead Arranger and Administrative Agent, certain lenders and certain subsidiary guarantors, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 10, 2002 and incorporated herein by reference.
10.25	Revolving Credit Agreement dated as of September 12, 2002 among the Company and other borrowers from time to time party hereto, Wells Fargo Bank, National Association as Co-Lead Arranger and Sole Book Runner, JP Morgan Chase Bank as Co-Lead Arranger, Wells Fargo Bank Texas, National Association as Administrative Agent, JP Morgan Chase Bank And Bank One, N.A. as Co-Syndication Agents and Key

		Corporate Capital, Inc. And The Bank Of Tokyo-Mitsubishi, Ltd. as Co-Documentation Agents, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, and incorporated herein by reference.
•	21.1	Subsidiaries of the Company
•	23.1	Consent of PricewaterhouseCoopers LLP
•	31.1	Certification of Chief Executive Officer
•	31.2	Certification of Chief Financial Officer
•	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
•	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

•	Filed herewith