Form 10-Q
period 2003-09-30
AFFILIATED COMPUTER SERVICES INC
filed 2003-11-14
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from            to

Commission file number     001-12665

AFFILIATED COMPUTER SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0310342

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2828 North Haskell, Dallas, Texas	75204

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code     (214) 841-6111

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	November 11, 2003

Class A Common Stock, $.01 par value	124,663,189
Class B Common Stock, $.01 par value	6,599,372

131,262,561

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

INDEX

		PAGE
		NUMBER
PART I	FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements:
	Consolidated Balance Sheets at September 30, 2003 and	1
	June 30, 2003
	Consolidated Statements of Income for the Three Months	2
	Ended September 30, 2003 and 2002
	Consolidated Statements of Cash Flows for the Three Months Ended	3
	September 30, 2003 and 2002
	Notes to Consolidated Financial Statements	4 – 10
Item 2	Management's Discussion and Analysis of Financial Condition and	11 – 21
	Results of Operations
Item 3	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4	Controls and Procedures	21
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	22
Item 4	Submission of Matters to a Vote of Security Holders	23
Item 6	Exhibits and Reports on Form 8-K	23

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	June 30,
	2003	2003
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$36,413	$51,170
Accounts receivable, net	759,079	835,478
Inventory	6,599	6,245
Other current assets	87,985	86,605
Assets held for sale	349,271	—

Total current assets	1,239,347	979,498

Property, equipment and software, net	439,981	478,212
Goodwill, net	1,764,150	1,905,878
Intangibles, net	255,648	265,091
Other long-term assets	68,535	70,026

Total assets	$3,767,661	$3,698,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,101	$58,376
Accrued compensation and benefits	77,552	132,027
Other accrued liabilities	259,874	272,578
Income taxes payable	31,635	17,057
Deferred taxes	34,342	26,054
Current portion of long-term debt	2,197	1,764
Current portion of unearned revenue	42,501	49,620
Liabilities related to assets held for sale	66,732	—

Total current liabilities	559,934	557,476

Convertible notes	316,990	316,990
Long-term debt	190,208	181,350
Deferred taxes	180,449	176,484
Other long-term liabilities	35,263	37,217

Total liabilities	1,282,844	1,269,517

Stockholders’ equity:
Class A common stock	1,269	1,266
Class B common stock	66	66
Additional paid-in capital	1,364,099	1,358,418
Accumulated other comprehensive income, net	(2,176)	(971)
Retained earnings	1,157,217	1,070,409
Treasury stock	(35,658)	—

Total stockholders’ equity	2,484,817	2,429,188

Total liabilities and stockholders’ equity	$3,767,661	$3,698,705

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	September 30,

	2003	2002

Revenues	$1,036,635	$882,581

Expenses:
Wages and benefits	477,112	402,899
Services and supplies	264,964	226,490
Rent, lease and maintenance	95,930	84,335
Depreciation and amortization	41,411	36,142
Other operating expenses	13,289	13,060

Total operating expenses	892,706	762,926

Operating income	143,929	119,655

Interest expense	5,220	7,054
Other non-operating (income) expense, net	(180)	1,472

Pretax profit	138,889	111,129

Income tax expense	52,081	41,673

Net income	$86,808	$69,456

Earnings per common share:
Basic	$0.65	$0.53

Diluted	$0.62	$0.50

Shares used in computing earnings per common share:
Basic	133,235	132,073
Diluted	143,960	142,984

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$86,808	$69,456

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,411	36,142
Impairment of long-term assets	—	1,400
Tax benefit on stock options	2,688	1,024
Deferred income tax expense	21,671	13,717
Other non-cash activities	4,099	3,666
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(72,994)	(16,574)
(Increase) decrease in inventory	(657)	750
(Increase) decrease in other current assets	(5,825)	5,396
Increase in other long-term assets	(2,213)	(2,817)
Increase (decrease) in accounts payable	(7,442)	2,282
Decrease in accrued compensation and benefits	(26,628)	(35,908)
Increase (decrease) in other accrued liabilities	7,113	(4,385)
Change in income taxes payable	14,578	15,611
Decrease in unearned revenue	(7,782)	(6,638)
Increase in other long-term liabilities	4,555	3,759

Total adjustments	(27,426)	17,425

Net cash provided by operating activities	59,382	86,881

Cash flows from investing activities:
Purchases of property, equipment and software, net	(42,760)	(44,788)
Payments for acquisitions, net of cash acquired	(1,037)	(4,905)
Proceeds from divestitures, net of transaction costs	(838)	6,664
Additions to other intangible assets	(7,531)	(14,842)
Additions to notes receivable	(335)	(1,584)
Proceeds received on notes receivable	1,719	6,335
Other	23	50

Net cash used in investing activities	(50,759)	(53,070)

Cash flows from financing activities:
Proceeds from issuance of debt	256,155	425,458
Repayments of debt	(246,842)	(439,066)
Purchase of treasury shares	(35,658)	—
Proceeds from stock options exercised	3,778	589
Other	(813)	(1,297)

Net cash used in financing activities	(23,380)	(14,316)

Net increase (decrease) in cash and cash equivalents	(14,757)	19,495
Cash and cash equivalents at beginning of period	51,170	33,814

Cash and cash equivalents at end of period	$36,413	$53,309

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. (“ACS”) and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 500 company with more than 40,000 people supporting client operations in nearly 100 countries. We provide business process and technology outsourcing solutions to world-class commercial and government clients.

The financial information presented should be read in conjunction with our consolidated financial statements for the year ended June 30, 2003. Certain reclassifications have been made to prior period financial statements to conform to current presentation. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year.

Significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2003. For discussion of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2.	STOCK-BASED COMPENSATION

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for our stock-based compensation plans. Under APB 25, no compensation expense is recognized for our stock-based compensation plans since the exercise prices of awards under our plans are at current market prices of our stock on the date of grant. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date under those plans consistent with the fair value method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended
	September 30,

	2003	2002

Net Income
As reported	$86,808	$69,456
Less: Pro forma employee compensation cost of stock-based compensation plans, net of tax	4,806	3,920

Pro forma	$82,002	$65,536

Basic earnings per share
As reported	$0.65	$0.53
Pro forma	$0.62	$0.50
Diluted earnings per share
As reported	$0.62	$0.50
Pro forma	$0.59	$0.48

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	EQUITY

On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock effective immediately. The program, which is open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash flow from operations, borrowings under our existing revolving credit facility and, if consummated, proceeds from the sale of the majority of our federal government business. As of September 30, 2003, we had repurchased 700,000 shares at a total cost of approximately $35.7 million. Through November 11, 2003, we have repurchased approximately 2.3 million shares at a total cost of approximately $113.3 million.

4.	ASSETS HELD FOR SALE

In August 2003, we announced an agreement to sell the majority of our federal government business to Lockheed Martin Corporation for approximately $658 million, which includes $70 million payable pursuant to a five-year non-compete agreement. Revenues from the federal business to be divested were approximately $685 million for fiscal 2003. This divestiture excludes our Department of Education relationship, which during fiscal year 2003 had revenues of approximately $172 million. Additionally, our commercial and state and local government operations will continue to serve as a subcontractor on portions of the transferred business. In addition, we will acquire Lockheed Martin Corporation’s commercial information technology business, with trailing, recurring annual revenues of approximately $240 million, for approximately $107 million. These transactions, which are subject to certain closing conditions, are expected to be completed during the second quarter of fiscal 2004. The expected after-tax proceeds from the divestiture will generally be used to pay down debt, fund our share repurchase program and for general corporate purposes. Revenues from the business to be divested were $177 million and $165 million for the three months ended September 30, 2003 and 2002, respectively.

At September 30, 2003, we classified as “held for sale” those assets and liabilities related to that portion of our federal government business expected to be disposed of in our previously announced pending sale. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that depreciation and amortization of long-lived assets held for sale be suspended during the holding period prior to sale. Accordingly, during the first quarter ended September 30, 2003, we suspended depreciation and amortization in the amount of $4.3 million ($2.7 million, net of tax) related to those long-lived assets classified as held for sale. The following table sets forth the assets and liabilities included in assets held for sale and the related liabilities as of September 30, 2003 (in thousands):

Assets held for sale

Accounts receivable, net	$148,729
Property, equipment and software, net	48,863
Intangible assets, net	3,587
Goodwill, net	142,513
Other assets	5,579

Total assets held for sale	$349,271

Liabilities related to assets held for sale

Accounts payable	$5,833
Accrued compensation and benefits	27,847
Accrued liabilities	20,867
Deferred taxes	10,503
Other liabilities	1,682

Total liabilities related to assets held for sale	$66,732

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended September 30, 2003 are as follow (in thousands):

	State and Local
	Government	Commercial	Federal Government	Total

Balance as of June 30, 2003	$1,079,284	$690,287	$136,307	$1,905,878
Goodwill activity during the period	1,027	(6,448)	(136,307)	(141,728)

Balance as of September 30, 2003	$1,080,311	$683,839	$—	$1,764,150

Goodwill activity for the three months ended September 30, 2003 was primarily the classification of assets held for sale as a result of the announced sale of the majority of our federal government business (see Note 4 for further discussion of this transaction).

The following information relates to our intangibles (in thousands):

	September 30, 2003		June 30, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Acquired customer-related intangibles	$151,772	$(34,495)	$154,771	$(31,735)
Customer-related intangibles	130,519	(44,554)	139,667	(50,129)
All other	3,107	(1,501)	4,031	(2,314)

Total	$285,398	$(80,550)	$298,469	$(84,178)

Unamortized intangible asset:
Title plant	$50,800		$50,800

Aggregate amortization:
For the quarter ended September 30, 2003	$9,864
For the quarter ended September 30, 2002	8,786
Estimated amortization:
For the year ended June 30, 2004	$37,353
For the year ended June 30, 2005	33,744
For the year ended June 30, 2006	28,891
For the year ended June 30, 2007	24,483
For the year ended June 30, 2008	21,114

Amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $2.6 million and $1.2 million for the three months ended September 30, 2003 and 2002, respectively, is recorded as a reduction of related contract revenue. Amortization expense includes approximately $4.2 million and $4.0 million for acquired customer-related intangibles for the three months ended September 30, 2003 and 2002, respectively. Amortized intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets equates to a weighted average of approximately 8 years. The amortization period for all other intangible assets also equates to a weighted average of 8 years.

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

The components of comprehensive income are as follows (in thousands):

	Three months ended September 30,

	2003	2002

Net income	$86,808	$69,456
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax effect of ($723))	(1,205)	—

Comprehensive income	$85,603	$69,456

7.	EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share,” the following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,

	2003	2002

Numerator:
Numerator for basic earnings per share - Income available to common stockholders	$86,808	$69,456
Effect of dilutive securities:
Interest on 3.5% convertible debt, net of tax	2,054	2,054

Numerator for diluted earnings per share - Income available to common stockholders	$88,862	$71,510

Denominator:
Weighted average basic shares outstanding	133,235	132,073
Effect of dilutive securities:
3.5% convertible debt	7,298	7,298
Stock options	3,427	3,613

Total potential common shares	10,725	10,911

Denominator for weighted average diluted shares	143,960	142,984

Earnings per common share (basic)	$0.65	$0.53

Earnings per common share assuming dilution	$0.62	$0.50

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	SEGMENT INFORMATION

Based on the criteria set forth in Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we have three reportable segments: state and local government, commercial and federal government. The following is a summary of certain financial information by reportable segment (in thousands):

	State and Local		Federal
	Government	Commercial	Government	Corporate	Consolidated

Three Months Ended September 30, 2003
Revenues	$477,044	$339,852	$219,739	$—	$1,036,635
Operating expenses	379,337	262,749	196,310	12,899	851,295

Adjusted EBITDA (a)	97,707	77,103	23,429	(12,899)	185,340
Depreciation and amortization expense	16,310	22,449	2,081	571	41,411

Operating income	$81,397	$54,654	$21,348	$(13,470)	$143,929

Three Months Ended September 30, 2002
Revenues	$387,382	$287,528	$207,671	$—	$882,581
Operating expenses	309,679	219,715	186,909	10,481	726,784

Adjusted EBITDA (a)	77,703	67,813	20,762	(10,481)	155,797
Depreciation and amortization expense	11,921	18,600	5,017	604	36,142

Operating income	$65,782	$49,213	$15,745	$(11,085)	$119,655

(a)	Adjusted EBITDA is earnings before interest expense, income taxes, depreciation and amortization, and additionally excludes other net non-operating expenses. We use Adjusted EBITDA, together with operating income, as a measure of segment and consolidated performance. We believe the exclusion of depreciation and amortization charges and net non-operating expense provides a meaningful measure of operating performance, and consistently excludes only these items in the calculation of Adjusted EBITDA. We believe that net income is the most directly comparable financial measure calculated in accordance with GAAP, therefore, we have reconciled Adjusted EBITDA to net income. We do not use Adjusted EBITDA as a measure of liquidity. Adjusted EBITDA is not a measure of financial performance or liquidity under GAAP and should not be considered in isolation or as an alternative to net income or as an indicator of our performance or to cash flows from operating activities as a measure of liquidity. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following reconciles consolidated Adjusted EBITDA to consolidated net income (in thousands):

	Three Months Ended
	September 30,

	2003	2002

Adjusted EBITDA	$185,340	$155,797
Depreciation and amortization	41,411	36,142

Operating income	143,929	119,655
Interest expense	5,220	7,054
Other non-operating expense (income), net	(180)	1,472
Income tax expense	52,081	41,673

Net income	$86,808	$69,456

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	COMMITMENTS AND CONTINGENCIES

Our Education Services business, which is included in our commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. At September 30, 2003, we serviced a FFEL portfolio of 1.4 million loans with an outstanding principal balance of more than $15.7 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured; the guaranty reinstated and we repackage the loans for sale to third parties. We evaluate the collectibility of any purchased loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the purchased loans. This reserve was approximately $4.4 million at September 30, 2003.

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

On March 3, 2003, we filed a Petition for Review with the Texas Supreme Court requesting that the Court reverse the decision of the court of appeals and render judgment that the plaintiffs take nothing or, alternatively, remand the case to the trial court for further proceedings. The plaintiffs did not file a petition for review with the Texas Supreme Court. On June 19, 2003, the Texas Supreme Court requested that the parties file briefs on the merits of the appeal. The parties have completed the briefing to the Texas Supreme Court and are awaiting a notice of hearing or a decision from the Court.

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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Another of our subsidiaries, ACS State & Local Solutions, Inc., and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice. The inquiry concerns the teaming arrangement between ACS and Tier Technologies on child support payment processing contracts awarded to ACS and Tier Technologies, as a subcontractor to ACS, in New York, Illinois and Ohio. Our annual revenue from these three contracts will be approximately $70 million when the services are fully implemented, representing approximately 1.8% of our annual revenue. Our teaming arrangement also contemplated the California child support payment processing request for proposals which is expected to be issued in late 2003 or early 2004; however, we have not entered into a teaming agreement with Tier for California and do not expect that we and Tier Technologies, Inc. will team together on a proposal in response to this request for proposals. We are conducting an ongoing internal investigation of this matter through outside legal counsel and we are cooperating with the Department of Justice in producing documents in response to the subpoena.

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

GENERAL

During the three months ended September 30, 2003, we signed contracts with new clients and incremental business with existing clients representing $149 million of annualized recurring revenue. The commercial segment contributed 68% of the new contract signings including a multi-year contract with Gateway, Inc. to provide IT, human resources outsourcing and finance and accounting outsourcing services. The state and local governments segment contributed 18% of the new contract signings and the federal government segment contributed the remaining 14%. We define new business signings as recurring revenue from new contracts, including the incremental portion of renewals, signed during the period and represents the estimated annual recurring revenues, as measured under GAAP, to be recorded under that contract after full implementation.

In August 2003, we announced an agreement to sell the majority of our federal government business to Lockheed Martin Corporation for approximately $658 million, which includes $70 million payable pursuant to a five-year non-compete agreement. Revenues from the federal business to be divested were approximately $685 million for fiscal 2003. This divestiture excludes our Department of Education relationship, which during fiscal year 2003 had revenues of approximately $172 million. Additionally, our commercial and state and local government operations will continue to serve as a subcontractor on portions of the transferred business. In addition, we will acquire Lockheed Martin Corporation’s commercial information technology business, with trailing, recurring annual revenues of approximately $240 million, for approximately $107 million. These transactions, which are subject to certain closing conditions, are expected to be completed during the second quarter of fiscal 2004. The expected after-tax proceeds from the divestiture will generally be used to pay down debt, fund our share repurchase program and for general corporate purposes.

On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock effective immediately. The program, which is open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash flow from operations, borrowings under our existing revolving credit facility and, if consummated, proceeds from the sale of the majority of our federal government business. As of September 30, 2003 we had repurchased 700,000 shares at a total costs of approximately $35.7 million. Through November 11, 2003, we have repurchased approximately 2.3 million shares at a total cost of approximately $113.3 million.

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

On January 31, 2003 FSA officials notified us that they would conduct a competitive procurement for Common Services for Borrowers which will be an integrated solution for FSA for servicing, consolidation and collections functions for federally insured student aid obligations and will absorb all loan servicing requirements for the Department. The Department announced that the competitive procurement would be conducted in two phases with phase one being the determination of eligibility to participate and phase two being the selection process. We, along with Sallie Mae and a third participant who subsequently withdrew from the competition were selected as eligible to participate. On July 7, 2003, we submitted our proposal to the Department. In August 2003, the Department notified us that it had determined that we are in the competitive range for award, and that negotiations would begin shortly to be followed by the Department’s request for submission of final proposal revisions and an award determination. We submitted a final proposal to the Department in November 2003. The Department has indicated it will make a decision on the procurement in November 2003. Although we believe we are positioned favorably because of our performance record with the Department, there can be no assurance that we will be awarded the new contract for Common Services to Borrowers.

In May 2003, the Department provided public notice that it intended to enter into negotiations with us to modify our existing contract for the purpose of revising the period of performance for a period of up to 36 months, with the use of appropriate options, through September 30, 2006. The Department further stated that this contract action would be on a sole source basis and would accommodate a prompt and successful transition to the Common Services for Borrowers vendor. We are continuing discussions with the Department regarding this modification; however, the terms of the proposed modification have not been negotiated at this time and it is likely that the negotiations will not be completed until final award by the Department of the Common Services for Borrowers contract.

In 2001, we were awarded a contract by the Department of Community Health of the State of Georgia (“DCH”) to develop, implement and operate a system to administer health benefits to Georgia Medicaid recipients as well as state government employees. This system development project is large and complex and involves development of the first system in the industry that will process both Medicaid and state employee claims. The Medicaid phase of this project was implemented on April 1, 2003. As with any large, complex system development and implementation project certain delays and operational issues were encountered in this phase. The initial phase operational issues have been substantially addressed. We are working in collaboration with DCH and the Georgia healthcare providers to address ongoing program issues, including the implementation of new policy changes by DCH as well as changes required by HIPAA. We believe, based on our analysis to date, that the savings to the State of Georgia associated with this initial phase of the contract will exceed the savings initially anticipated. We are also in continuing discussions with DCH regarding claims that we and DCH have asserted against each other related to delays in the initial phase development. Both we and DCH have agreed to resolve the issues in a collaborative manner. Any final amount that we may agree to pay DCH has not been negotiated; however, the cost associated with delays in system implementation, including incremental transition costs incurred by DCH, have been properly and fully reflected in our financial results. As of September 30,2003, we had approximately $84.5 million of unbilled receivables related to this contract and had $48.1 million of billed receivables, of which $42.8 million was past due. We expect to resolve this matter over the next several months in an amicable fashion; however, there can be no assurance as to the ultimate outcome of this matter.

REVENUE GROWTH

Internal revenue growth is measured as total revenue growth less acquired revenue from acquisitions. Acquired revenue from acquisitions is based on pre-acquisition normalized revenue of acquired companies. We use the calculation of internal revenue growth to measure revenue growth excluding the impact of acquired revenues and believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. The following table sets forth the calculation of internal revenue growth (in thousands):

	Three months ended September 30,

	2003	2002	$ Growth	Growth %

Consolidated
Total Revenues	$1,036,635	$882,581	$154,054	17%

Acquired revenues	20,004	—	20,004	2%
Internal revenues	1,016,631	882,581	134,050	15%

Total	$1,036,635	$882,581	$154,054	17%

State & Local Government
Total Revenues	$477,040	$387,382	$89,658	23%

Acquired revenues	5,004	—	5,004	1%
Internal revenues	472,036	387,382	84,654	22%

Total	$477,040	$387,382	$89,658	23%

Commercial
Total Revenues	$339,852	$287,528	$52,324	18%

Acquired revenues	15,000	—	15,000	5%
Internal revenues	324,852	287,528	37,324	13%

Total	$339,852	$287,528	$52,324	18%

Federal Government
Total Revenues	$219,738	$207,670	$12,068	6%

Acquired revenues	—	—	—	—
Internal revenues	219,738	207,670	12,068	6%

Total	$219,738	$207,670	$12,068	6%

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

	Three months ended
	September 30,

	2003	2002

Revenues	100%	100%
Expenses:
Wages and benefits	46.0	45.6
Services and supplies	25.5	25.6
Rent, lease and maintenance	9.3	9.6
Depreciation and amortization	4.0	4.1
Other operating expenses	1.3	1.5

Total operating expenses	86.1	86.4

Operating income	13.9	13.6
Interest expense	0.5	0.8
Other non-operating expense, net	0.0	0.2

Pretax profit	13.4	12.6

Income tax expense	5.0	4.7

Net income	8.4%	7.9%

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues
In the first quarter of fiscal year 2004, our revenue increased $154.1 million, or 17%, to $1.04 billion from $882.6 million in the first quarter of fiscal year 2003. Internal revenue growth for the first quarter of fiscal year 2004 was 15%. The remaining revenue growth was due to acquisitions.

Revenue in our state and local government segment, which represents 46% of consolidated revenue for the first quarter of fiscal year 2004, increased $89.7 million, or 23%, to $447.0 million in the first quarter of fiscal year 2004 compared to the same period last year. Internal revenue growth of 22% resulted from the ramp up of revenue on our Georgia and Texas Medicaid contracts and our New Jersey EZPass contract.

Revenue in our commercial segment, which represents 33% of consolidated revenue for the first quarter of fiscal year 2004, increased $52.3 million, or 18%, to $339.9 million in the first quarter of fiscal year 2004 compared to the same period last year. Internal revenue growth of 13% resulted primarily from the ramp of new business, including the Motorola and Ingram Micro contracts signed in fiscal year 2003.

Revenue in our federal government segment, which represents 21% of consolidated revenue for the first quarter of fiscal year 2004, increased $12.1 million, or 6%, to $219.7 million in the first quarter of fiscal year 2004 compared to the same period last year as a result of increased revenues with Department of Defense agencies.

Operating Expenses
As a percentage of revenue, our operating expenses decreased 0.3% to 86.1% in the first quarter of fiscal year 2004 from 86.4% in the first quarter of fiscal year 2003. Our operating expenses increased $129.8 million, or 17.0% to $892.7 million in the first quarter of fiscal year 2004 from $762.9 million in the first quarter of fiscal 2003. During the first quarter of fiscal year 2004, we suspended depreciation and amortization of the assets related to our federal government business that were classified as held for sale during the quarter of approximately $4.3 million ($2.7 million, net of tax). This increase was offset by higher incentive compensation expense recorded in the fiscal year 2004 quarter.

Wages and benefits increased $74.2 million, or 18.4%, to $477.1 million. As a percentage of revenue, wages and benefits increased 0.4% to 46%, primarily due to higher incentive compensation expense recorded in the first quarter of fiscal 2004.

Services and supplies increased $38.5 million, or 17.0%, to $265.0 million. As a percentage of revenue, services and supplies decreased 0.1% to 25.5%, primarily due to costs associated with the pursuit of a potential outsourcing transaction recorded in the first quarter of fiscal year 2003.

Rent, lease and maintenance increased $11.6 million, or 13.7%, to $95.9 million. As a percentage of revenue, rent, lease and maintenance decreased 0.3% to 9.3% due to increased BPO services in our revenue mix, which has a lower component of rent, lease and maintenance than traditional IT outsourcing and systems integration.

Depreciation and amortization increased $5.3 million, or 14.6%, to $41.4 million. As a percentage of revenue, depreciation and amortization decreased 0.1%, to 4.0% due to the cessation of $4.3 million in depreciation and amortization expense related to the assets held for sale in our federal government business. This decrease was partially offset by increased depreciation and amortization primarily due to capital expenditures to support new business.

Other operating expenses increased $0.2 million, or 1.8%, to $13.3 million. As a percentage of revenue, other operating expenses decreased 0.2% to 1.3% primarily due to costs associated with the pursuit of a potential outsourcing transaction recorded in the first quarter of fiscal year 2003.

Operating Margins
Our operating margins increased 0.3%, to 13.9% in the first quarter of fiscal year 2004 from 13.6% for the same period last year primarily due to the cessation of $4.3 million in depreciation and amortization expense related to the assets held for sale in our federal government business offset by higher incentive compensation expense recorded in the first quarter of fiscal year 2004.

Interest expense
Interest expense decreased $1.8 million in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003, primarily as a result of lower outstanding debt during the fiscal year 2004 quarter.

Other non-operating expense (income), net
Other non-operating expense (income), net decreased $1.7 million in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003. The first quarter of fiscal year 2003 included $1.4 million of writedowns of long-term assets.

Tax Expense
Our effective tax rate of approximately 37.5% in fiscal year 2004 exceeds the federal statutory rate of 35% due primarily to the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing business operations through cash flows from operations and utilize excess cash flow combined with the issuance of debt and equity to finance our acquisition strategy. One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities.

During the three months ended September 30, 2003, we generated approximately $59.4 million in cash flow from operations versus approximately $86.9 million in the same period in fiscal year 2003. Free cash flow was approximately $16.6 million for the first three months of fiscal year 2004 versus approximately $42.1 million for the first three months of fiscal year 2003, a decrease of 61% due to decreased accounts receivable collections and increased annual incentive compensation payments compared to the prior year. Free cash flow is measured as operating cash flows (net cash provided by operating activities, as reported in our consolidated statements of cash flows), less capital expenditures (purchases of property, equipment and software, net of sales, as reported in our consolidated statements of cash flows). The following table sets forth the calculations of free cash flow (in thousands):

	Three months ended
	September 30,

	2003	2002

Net cash provided by operating activities	$59,382	$86,881
Purchases of property, equipment and software, net	(42,760)	(44,788)

Free cash flow	$16,622	$42,093

During the three months ended September 30, 2003, we used $50.8 million for investing activities. This includes $42.8 million in the first quarter of fiscal year 2004 related to the purchase of property, equipment and software versus $44.8 million in the same period in fiscal year 2003. Our capital expenditures declined approximately 4.1% of total revenues for the three months ended September 30, 2003 compared to 5.1% in the same period in fiscal year 2003, primarily as a result of the timing of capital expenditures related to new business signings.

During the first three months of fiscal year 2004, cash used by financing activities was $23.4 million. During the first three months of fiscal year 2004, we used $35.7 million to repurchase 700,000 shares of our common stock pursuant to our share repurchase program. We had net borrowings of $9.3 million on our $875 million credit facility during the quarter.

As of September 30, 2003, we had approximately $509.4 million of long-term debt outstanding, which was primarily comprised of approximately $317.0 million of our 3.5% Convertible Subordinated Notes due February 15, 2006 and approximately $187.0 million outstanding under our $875.0 million credit facility. At September 30, 2003, we had approximately $510.6 million available on our $875.0 million revolving credit facility after considering outstanding letters of credit of $177.4 million that secure certain contractual performance and other obligations.

We have certain contracts, primarily in our state and local business that require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2003, outstanding surety bonds of $311.3 million and $170.9 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and revolving credit facility to meet ongoing business needs and to respond to future requests for proposals from state and local governments.

At September 30, 2003, we had cash and cash equivalents of $36.4 million compared to $51.2 million at June 30, 2003. Our working capital (defined as current assets of $1.2 billion less current liabilities of $559.9 million) increased $257.4 million to $679.4 million at September 30, 2003 from $422.0 million at June 30, 2003, which included the impact of the classification of the assets and related liabilities of our federal government business as held for sale (see Note 4). Our current ratio (defined as total current assets of $1.2 billion million divided by total current liabilities of $559.9 million) was 2.2 and 1.8 at September 30, 2003 and June 30, 2003, respectively. Our debt to capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 17.0% at September 30, 2003 and June 30, 2003.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS AS OF SEPTEMBER 30, 2003 (IN THOUSANDS):

		Payments Due by Period

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$503,990	$—	$503,990	$—	$—
Capital lease obligations	5,405	2,197	2,219	989	—
Operating leases	337,722	99,102	126,993	60,973	50,654
Purchase obligations	50,000	5,000	10,000	10,000	25,000

Total Contractual Cash Obligations	$897,117	$106,299	$643,202	$71,962	$75,654

		Amount of Commitment Expiration per Period

	Total Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years

Standby letters of credit	$177,379	$177,379	$—	$—	$—
Surety Bonds	311,272	293,535	17,700	37	—

Total Commercial Commitments	$488,651	$470,914	$17,700	$37	$—

During the first quarter of fiscal year 2004, we entered into an agreement with a customer to purchase $50 million of products and services over a seven-year term, with a minimum purchase of $5 million annually, at prices consistent with the customer’s commercial pricing and discount guidelines.

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria. As of September 30, 2003, the maximum aggregate amount of the outstanding contingent obligations is approximately $21.9 million. Upon satisfaction of the specified contractual criteria, a corresponding increase in goodwill would be recorded. During the first quarter of fiscal year 2004, we paid $1.0 million related to these obligations.

Our Education Services business, which is included in our commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. At September 30, 2003, we serviced a FFEL portfolio of 1.4 million loans with an outstanding principal balance of more than $15.7 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured; the guaranty reinstated and we repackage the loans for sale to third parties. We evaluate the collectibility of any purchased loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the purchased loans. This reserve was approximately $4.4 million at September 30, 2003.

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

Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The Emerging Issues Task Force reached a consensus regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as SOP 81-1. EITF 00-21 does not impact the use of SOP 81-1 for contract elements that fall within the scope of SOP 81-1, such as the implementation or development of an information technology system to client specifications under a long-term contract. Where an implementation or development project is contracted with a client, and we will also provide services or operate the system over a period of time, EITF 00-21 provides the methodology for separating the contract elements and allocating total arrangement consideration to the contract elements. The provisions of EITF 00-21 are applicable on a prospective basis to transactions entered into in fiscal years beginning after June 15, 2003. We believe that EITF 00-21 did not have a material impact on our financial position or results of operations.

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

Federal regulations relating to confidentiality of health data. In 1996, Congress passed the Health Insurance Portability and Accountability Act (“HIPAA”) and as required therein, the Secretary of Health and Human Services (“HHS”) has established standards for information sharing, security and confidentiality with regard to health information of individuals. We process individually identifiable health information for many of our clients. We and our clients are required to comply with HIPAA and we will be required to comply with HIPAA for individually identifiable health information which we maintain for our employees. Health information privacy regulations promulgated under HIPAA took effect on April 14, 2003. On or prior to that date, we implemented procedures, training and security features designed to protect the privacy and integrity of such health information. On October 15, 2003, regulations related to the standardization of information used in processing healthcare transactions took effect, and on or prior to that date, we took measures to comply with such regulations. Other regulations have been published under HIPAA (such as those related to additional security measures that must be implemented by April 2005) and other regulations required by HIPAA have yet to be published. In addition, various states, including Texas, have passed legislation that addresses medical record privacy and restricts the use and disclosure of individually identifiable health information, and other federal or state privacy legislation may be enacted at any time. HIPAA subjects us, as a service provider and as an employer, to liability and monetary penalties for failure to comply with HIPAA regulations. If we fail to comply with HIPAA regulations and applicable state laws, we could incur liability under these provisions, which could have a material adverse effect on our profitability and cash flow.

Budget deficits at state and local governments and their agencies. A substantial portion of our revenues are derived from contracts with state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. While this has not had a material adverse impact on our results of operations through the first quarter of fiscal year 2004, it is unclear what impact, if any, these deficits may have on our future business, revenues, results of operations and cash flow.

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

Servicing Risks. We service (for various lenders and under various service agreements) a portfolio of over $15 billion of loans made under the Federal Family Loan Education Loan Program, which loans are guaranteed by a federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company, including the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2003. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of September 30, 2003, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report is made known to them by others on a timely basis. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On March 3, 2003, we filed a Petition for Review with the Texas Supreme Court requesting that the Court reverse the decision of the court of appeals and render judgment that the plaintiffs take nothing or, alternatively, remand the case to the trial court for further proceedings. The plaintiffs did not file a petition for review with the Texas Supreme Court. On June 19, 2003, the Texas Supreme Court requested that the parties file briefs on the merits of the appeal. The parties have completed the briefing to the Texas Supreme Court and are awaiting a notice of hearing or a decision from the Court.

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

Another of our subsidiaries, ACS State & Local Solutions, Inc., and a teaming partner of this subsidiary, Tier Technologies, Inc., received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice. The inquiry concerns the teaming arrangement between ACS and Tier Technologies on child support payment processing contracts awarded to ACS and Tier Technologies, as a subcontractor to ACS, in New York, Illinois and Ohio. Our annual revenue from these three contracts will be approximately $70 million when the services are fully implemented, representing approximately 1.8% of our annual revenue. Our teaming arrangement also contemplated the California child support payment processing request for proposals which is expected to be issued in late 2003 or early 2004; however, we have not entered into a teaming agreement with Tier for California and do not expect that we and Tier Technologies, Inc. will team together on a proposal in response to this request for proposals. We are conducting an ongoing internal investigation of this matter through outside legal counsel and we are cooperating with the Department of Justice in producing documents in response to the subpoena.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

At our 2003 Annual Meeting of Stockholders held on October 30, 2003, the following actions were taken:

1.	The following Directors were elected for terms of office expiring in 2004:

Name	For	Withheld

Darwin Deason	171,732,385	2,839,678
Jeffrey A. Rich	172,054,451	2,517,612
Mark A. King	172,054,451	2,517,612
Joseph P. O’Neill	168,733,292	5,838,771
Frank A. Rossi	168,733,292	5,838,771
J. Livingston Kosberg	172,075,112	2,496,951
Dennis McCuistion	172,106,663	2,465,400

Pursuant to the terms of our Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the seven nominees named.

2.	A proposal by the Board of Directors to approve Performance Based Incentive Compensation for our executive officers was approved by the stockholders. The stockholders cast 158,210,358 votes in favor of this proposal and 2,159,140 votes were cast against this proposal. There were 375,633 abstentions and 13,826,932 broker non-votes.

3.	A proposal by the Board of Directors to ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for fiscal year 2004 was approved by the stockholders. The stockholders cast 168,530,710 votes in favor of the proposal and 5,950,302 votes against the proposal. There were 118,051 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)	Exhibits

Reference is made to the Index to Exhibits beginning on page 25 for a list of all exhibits filed as part of this report.

b.)	Reports on Form 8-K

1.	On July 29, 2003, the Company filed a Current Report on Form 8-K (dated as of July 29, 2003) for the purpose of furnishing the earnings press release, announcing the telephone conference and webcast to disclose the Company’s financial results and disclosing the location of the Company’s Supplementary Financial Information used during the conference for the year ended June 30, 2003.

2.	On July 31, 2003, the Company filed a Current Report on Form 8-K (dated as of July 29, 2003) for the purpose of the furnishing the transcript of the Company’s presentation during the telephone conference disclosing the Company’s financial results, the questions and answers following the presentation and furnishing a copy of the slides presented during the call on the Company’s website.

3.	On August 1, 2003, the Company filed a Current Report on Form 8-K (dated as of August 1, 2003) for the purpose of furnishing a copy of the press release announcing the signing of a definitive agreement to sell a significant portion of its federal government business to Lockheed Martin Corporation and the signing of a definitive agreement to acquire the commercial information technology business of Lockheed Martin, and furnishing a copy of the slides presented on the Company’s website during the conference call on August 1, 2003.

4.	On September 2, 2003 the Company filed a Current Report on Form 8-K (dated as of September 2, 2003) for the purposes of furnishing the press release announcing that its Board of Directors had authorized a share repurchase program for the purchase of up to $500 million of its outstanding shares of Class A common stock.

5.	On September 15, 2003, the Company filed a Current Report on Form 8-K (dated as of September 11, 2003) for the purpose of furnishing the press release announcing the appointment of new directors and changes to the corporate governance policies necessary to adopt certain provisions of the Sarbanes-Oxley Act of 2002 and the proposed New York Stock Exchange listing standards.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2003.

AFFILIATED COMPUTER SERVICES, INC.

By:	/s/ Warren D. Edwards

Warren D. Edwards
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference)

3.2	Certificate Of Correction to Certificate of Amendment of the Company, dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference)

3.3	Bylaws of the Company, as amended and in effect on August 13, 2002 (filed as Exhibit 3.3 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference)

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference)

4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between the Company and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference)

4.3	Indenture, dated as of February 21, 2001, between the Company, as Issuer, and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006 (filed as Exhibit 4.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference)

4.4	Registration Rights Agreement, dated February 21, 2001, by and between the Company and Goldman, Sachs & Co., as representative of the several purchasers named therein relating to the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006 (filed as Exhibit 4.4 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference)

4.5	Specimen Note for the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006 (filed as Exhibit 4.2 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference)

4.6	Amendment No. 1 to First Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between the Company and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference)

4.7	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.2))

10.1*	Stock Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Corporation and the Company.

10.2*	Asset Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Service, Inc. and the Company.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

Exhibit Number	Exhibit Name

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

* Filed herewith