Form 10-Q
period 2003-12-31
AFFILIATED COMPUTER SERVICES INC
filed 2004-02-17
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	February 13, 2004

Class A Common Stock, $.01 par value	122,141,739
Class B Common Stock, $.01 par value	6,599,372

128,741,111

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

INDEX

		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets at December 31, 2003 and June 30, 2003	1
	Consolidated Statements of Income for the Three Months and Six Months Ended December 31, 2003 and 2002	2
	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2003 and 2002	3
	Notes to Consolidated Financial Statements	4 - 12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Changes in Securities and Use of Proceeds	27
Item 5.	Other Information	28
Item 6.	Exhibits and Reports on Form 8-K	28

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2003	2003
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$244,252	$51,170
Accounts receivable, net	830,003	835,478
Inventory	6,432	6,245
Other current assets	93,187	86,605
Assets held for sale	7,049	—

Total current assets	1,180,923	979,498

Property, equipment and software, net	463,001	478,212
Goodwill, net	1,856,901	1,905,878
Intangibles, net	278,753	265,091
Other long-term assets	79,301	70,026

Total assets	$3,858,879	$3,698,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,979	$58,376
Accrued compensation and benefits	97,828	132,027
Other accrued liabilities	374,097	272,578
Income taxes payable	114,593	17,057
Deferred taxes	36,913	26,054
Current portion of long-term debt	1,742	1,764
Current portion of unearned revenue	58,857	49,620
Liabilities related to assets held for sale	2,520	—

Total current liabilities	725,529	557,476

Convertible notes	316,990	316,990
Long-term debt	2,776	181,350
Deferred taxes	193,286	176,484
Other long-term liabilities	42,684	37,217

Total liabilities	1,281,265	1,269,517

Stockholders’ equity:
Class A common stock	1,273	1,266
Class B common stock	66	66
Additional paid-in capital	1,376,108	1,358,418
Accumulated other comprehensive income, net	(840)	(971)
Retained earnings	1,410,246	1,070,409
Treasury stock	(209,239)	—

Total stockholders’ equity	2,577,614	2,429,188

Total liabilities and stockholders’ equity	$3,858,879	$3,698,705

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues	$997,879	$908,814	$2,034,514	$1,791,395

Expenses:
Wages and benefits	443,555	403,880	920,667	806,779
Services and supplies	271,962	244,196	536,926	470,686
Rent, lease and maintenance	96,920	86,944	192,850	171,279
Depreciation and amortization	42,216	35,717	83,627	71,859
Gain on sale of business	(284,346)	—	(284,346)	—
Other operating expenses	24,591	13,111	37,880	26,171

Total operating expenses	594,898	783,848	1,487,604	1,546,774

Operating income	402,981	124,966	546,910	244,621

Interest expense	5,325	6,147	10,545	13,201
Other non-operating (income) expense, net	(988)	417	(1,168)	1,889

Pretax profit	398,644	118,402	537,533	229,531

Income tax expense	145,614	44,401	197,695	86,074

Net income	$253,030	$74,001	$339,838	$143,457

Earnings per common share:
Basic	$1.93	$0.56	$2.57	$1.09

Diluted	$1.80	$0.53	$2.41	$1.03

Shares used in computing earnings per common share:
Basic	131,001	132,175	132,087	132,124
Diluted	141,880	143,295	142,889	143,139

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net income	$339,838	$143,457

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,627	71,859
Gain on sale of business	(284,346)	—
Impairment of long-term investments	—	2,000
Tax benefit on stock options	8,113	3,682
Deferred income tax expense	36,528	42,412
Other non-cash activities	8,585	5,880
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(123,770)	(41,638)
(Increase) decrease in inventory	(377)	152
Increase in other current assets	(9,606)	(4,694)
(Increase) decrease in other long-term assets	(12,526)	2,498
Decrease in accounts payable	(2,170)	(25,716)
Decrease in accrued compensation and benefits	(18,250)	(27,152)
Increase in other accrued liabilities	71,209	42,453
Change in income taxes payable	97,536	(2,395)
Increase in unearned revenue	9,198	15,792
Increase in other long-term liabilities	7,514	4,989

Total adjustments	(128,735)	90,122

Net cash provided by operating activities	211,103	233,579

Cash flows from investing activities:
Purchases of property, equipment and software, net	(93,144)	(92,540)
Payments for acquisitions, net of cash acquired	(112,451)	(6,381)
Proceeds from divestitures, net of transaction costs	584,627	5,802
Additions to other intangible assets	(14,851)	(25,819)
Additions to notes receivable	(2,681)	(2,871)
Proceeds received on notes receivable	3,072	7,555
Other	23	132

Net cash provided by (used in) investing activities	364,595	(114,122)

Cash flows from financing activities:
Proceeds from issuance of debt	521,055	519,062
Repayments of debt	(703,733)	(613,567)
Purchase of treasury shares	(209,239)	—
Proceeds from stock options exercised	10,655	2,037
Other	(1,354)	(1,903)

Net cash used in financing activities	(382,616)	(94,371)

Net increase in cash and cash equivalents	193,082	25,086

Cash and cash equivalents at beginning of period	51,170	33,814

Cash and cash equivalents at end of period	$244,252	$58,900

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. (“ACS”) and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 500 company with approximately 38,000 people providing business process and technology outsourcing solutions to commercial and government clients.

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

Based on the criteria set forth in Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), we have two reportable segments as of December 31, 2003: commercial and government. The segments presented in prior periods differ from the current presentation. The sale of the majority of our Federal business necessitated an assessment of our reportable segments under SFAS 131. As a result, we combined our former State and Local Governments segment with the remainder of our Federal segment into our Government segment. Prior period reporting has been restated to conform to the new segment reporting.

Significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2003. For discussion of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2.	STOCK-BASED COMPENSATION

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for our stock-based compensation plans. Under APB 25, no compensation expense is recognized for our stock-based compensation plans since the exercise price of awards under our plans are at the current market price of our stock on the date of grant. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date under those plans consistent with the fair value method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net Income
As reported	$253,030	$74,001	$339,838	$143,457
Less: Pro forma employee compensation cost of stock-based compensation plans, net of tax	5,051	4,333	9,857	8,253

Pro forma	$247,979	$69,668	$329,981	$135,204

Basic earnings per share
As reported	$1.93	$0.56	$2.57	$1.09
Pro forma	$1.89	$0.53	$2.50	$1.02
Diluted earnings per share
As reported	$1.80	$0.53	$2.41	$1.03
Pro forma	$1.77	$0.50	$2.35	$0.98

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	SALE OF FEDERAL BUSINESS

Effective November 1, 2003, we completed the sale of the majority of our Federal government business to Lockheed Martin Corporation for approximately $658 million, which included a cash payment of $588 million at closing and $70 million payable pursuant to a five-year non-compete agreement. We recognized a pretax gain of $284.3 million ($181.7 million, net of income tax). The proceeds from the divestiture were generally used to pay down debt, fund the acquisitions of Lockheed Martin’s commercial information technology outsourcing business (see Note 4), Patient Accounting Services Center, LLC and Truckload Management Services, Inc. (see Note 13) and fund our share repurchase program.

Revenues from the divested Federal business, which are primarily included in the Government segment, were approximately $61.7 million and $166.4 million for the three months ended December 31, 2003 and 2002, respectively, and $237.7 million and $330.5 million for the six months ended December 31, 2003 and 2002, respectively. For fiscal year 2003, revenues from the divested Federal business were approximately $680 million. This divestiture excludes, among others, our Department of Education relationship, which during fiscal year 2003 had revenues of approximately $172 million. Additionally, our Commercial and Government operations will continue to serve as a subcontractor on portions of the divested Federal business.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that depreciation and amortization of long-lived assets held for sale be suspended during the holding period prior to sale. Accordingly, we suspended depreciation and amortization in the amount of $4.3 million ($2.7 million, net of income tax) and $1.9 million ($1.2 million, net of income tax) for the first and second quarters of fiscal year 2004, respectively, related to those long-lived assets sold.

As of December 31, 2003, we classified assets related to certain contracts associated with Hanscom Air Force Base as held for sale. These assets consist primarily of accounts receivable of approximately $7.0 million, and liabilities for subcontractor costs, compensation costs and other liabilities of approximately $2.5 million. Subsequent to quarter end, we announced the signing of a definitive agreement to sell these certain assets associated with Hanscom Air Force Base in Massachusetts to ManTech International Corporation. We reported approximately $25 million and approximately $13.1 million in revenue from the Hanscom Air Force Base relationship in fiscal year 2003 and the six months ended December 31, 2003, respectively, in our Government segment. We will indemnify ManTech with respect to the Department of Justice subpoena dated October 15, 2002 related to purchasing activities at Hanscom during the period 1998 to 2000 (see Note 11). The transaction is expected to close in March 2004.

The sale of both the majority of our Federal business to Lockheed Martin and the assets related to the Hanscom Air Force Base relationship will allow us to focus on our business process and information technology outsourcing service offerings in the commercial, state and local and higher education markets.

4.	ACQUISITION

Effective November 1, 2003, we acquired Lockheed Martin Corporation’s commercial information technology outsourcing business, with annual revenues of approximately $240 million. The transaction was valued at $107 million plus related transaction costs with assets acquired of $149.5 million and liabilities assumed of $42.5 million. We recorded goodwill of $81.6 million, which is deductible for tax purposes, and $26.5 million in intangible assets. The $26.5 million intangible assets are attributable to customer relationships and non-compete agreements with useful lives ranging from 1 to 8 years, with an aggregate anticipated useful life of approximately 5 years. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, November 1, 2003. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

5.	EQUITY

On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock effective immediately. The program, which is open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our existing revolving credit facility. As of December 31, 2003, we had

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

repurchased 4.2 million shares at a total cost of approximately $209.2 million. Through February 13, 2004, on a trade date basis, we have repurchased approximately 5.6 million shares at a total cost of approximately $280.3 million.

6.	GEORGIA CONTRACT

In 2001, we were awarded a contract by the Department of Community Health of the State of Georgia (“DCH”) to develop, implement and operate a system to administer health benefits to Georgia Medicaid recipients as well as state government employees (the “Georgia Contract”). This system development project is large and complex and anticipated the development of a system that would process both Medicaid and state employee claims. The Medicaid phase of this project was implemented on April 1, 2003. Certain delays and operational issues were encountered in this phase. In January 2004, we agreed to a non-binding settlement in principle with DCH to settle claims that DCH and ACS had made against each other with respect to delays in the initial phase development. Under the tentative settlement terms, DCH would pay us approximately $9 million of $13 million in outstanding system development invoices, with the remaining $4 million to be paid in stages as certain system functionality is delivered. DCH would also escrow an additional $11.8 million pending final certification of the payment system by the Center for Medicare/Medicaid Services, the governing Federal regulatory agency. In turn, we would pay DCH $10 million to compensate for system implementation delays and operational issues, which resulted in increased costs to DCH. Finally, we agreed to cancel Phase II of the contract, which called for integration of a health claims payment system for state employees with the Medicaid payment system and the membership enrollment management system. This tentative settlement is subject to completion of a definitive settlement agreement, which is expected to be finalized in the third quarter of fiscal year 2004. In connection with this tentative settlement, we recorded a $6.7 million reduction in revenue resulting from the change in our percentage-of-completion estimates primarily as a result of the termination of Phase II of the contract, a charge of $2.6 million to services and supplies associated with the accrual of wind-down costs associated with the termination of Phase II and an accrual of $10.0 million in other operating expense that will be paid to DCH pursuant to the settlement in principle.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended December 31, 2003 are as follow (in thousands):

	Government	Commercial	Total

Balance as of June 30, 2003	$1,215,591	$690,287	$1,905,878
Goodwill activity during the period	(132,100)	83,123	(48,977)

Balance as of December 31, 2003	$1,083,491	$773,410	$1,856,901

The sale of the majority of our Federal business necessitated an assessment of our reportable segments under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”. As a result, we combined our former State and Local Governments segment with the remainder of our Federal segment into our Government segment. Prior period reporting has been restated to conform to the new segment reporting.

Goodwill activity for the six months ended December 31, 2003 was primarily due to the sale of a majority of our Federal business (see Note 3), the current quarter acquisition (see Note 4) and contingent consideration due to former shareholders of prior acquisitions.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following information relates to our other intangible assets (in thousands):

	December 31, 2003		June 30, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Acquired customer-related Intangibles	$178,370	$(39,525)	$154,771	$(31,735)
Customer-related intangibles	136,480	(48,904)	139,667	(50,129)
All other	3,106	(1,574)	4,031	(2,314)

Total	$317,956	$(90,003)	$298,469	$(84,178)

Unamortized intangible asset:
Title plant	$50,800		$50,800

Aggregate Amortization:
For the quarter ended December 31, 2003	$10,234
For the quarter ended December 31, 2002	8,504

For the six months ended December 31, 2003	20,097
For the six months ended December 31, 2002	17,290

Estimated amortization:
For the year ended June 30, 2004	$41,395
For the year ended June 30, 2005	40,019
For the year ended June 30, 2006	35,166
For the year ended June 30, 2007	30,975
For the year ended June 30, 2008	27,648

Amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $2.3 million and $1.7 million for the three months ended December 31, 2003 and 2002, respectively, and $4.9 million and $2.9 million for the six months ended December 31, 2003 and 2002, respectively, is recorded as a reduction of related contract revenue. Amortization expense includes approximately $5.1 million and $3.8 million for acquired customer-related intangibles for the three months ended December 31, 2003 and 2002, respectively, and $9.3 million and $7.9 million for the six months ended December 31, 2003 and 2002, respectively. Amortized intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 11 years, with a weighted average of approximately 8 years. The amortization period for all other intangible assets, including trademarks, ranges from 4 to 21 years, with a weighted average of 7 years.

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

The components of comprehensive income are as follows (in thousands):

	Three months ended		Six Months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income	$253,030	$74,001	$339,898	$143,457
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax effect of $802 and $79, respectively)	1,336	—	131	—

Comprehensive income	$254,366	$74,001	$340,029	$143,457

9.	EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share,” the following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Numerator:
Numerator for basic earnings per share -
Income available to common stockholders	$253,030	$74,001	$339,838	$143,457
Effect of dilutive securities:
Interest on 3.5% convertible debt, net of tax	2,055	2,055	4,109	4,109

Numerator for diluted earnings per share -
Income available to common stockholders	$255,085	$76,056	$343,947	$147,566

Denominator:
Weighted average basic shares outstanding	131,001	132,175	132,087	132,124
Effect of dilutive securities:
3.5% convertible debt	7,298	7,298	7,298	7,298
Stock options	3,581	3,822	3,504	3,717

Total potential common shares	10,879	11,120	10,802	11,015

Denominator for weighted average diluted shares	141,880	143,295	142,889	143,139

Earnings per common share – basic	$1.93	$0.56	$2.57	$1.09

Earnings per common share – diluted	$1.80	$0.53	$2.41	$1.03

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	SEGMENT INFORMATION

As discussed in Note 1, the sale of the majority of our Federal business necessitated an assessment of our reportable segments under SFAS 131. As a result, we combined our former State and Local Governments segment with the remainder of our Federal segment into our Government segment. Prior period reporting has been restated to conform to the new segment reporting.

The following is a summary of certain financial information by reportable segment (in thousands):

	Government	Commercial	Corporate	Consolidated

Three Months Ended December 31, 2003
Revenues	$600,611	$397,268	$—	$997,879
Operating expenses (excluding depreciation and amortization)	516,149	308,678	12,201	837,028
Gain on sale of business	(284,346)	—	—	(284,346)
Depreciation and amortization expense	17,199	24,492	525	42,216

Operating income	$351,609	$64,098	$(12,726)	$402,981

Three Months Ended December 31, 2002
Revenues	$617,067	$291,747	$—	$908,814
Operating expenses (excluding depreciation and amortization)	514,274	222,382	11,475	748,131
Depreciation and amortization expense	16,770	18,129	818	35,717

Operating income	$86,023	$51,236	$(12,293)	$124,966

Six Months Ended December 31, 2003
Revenues	$1,297,394	$737,120	$—	$2,034,514
Operating expenses (excluding depreciation and amortization)	1,091,795	571,428	25,100	1,688,323
Gain on sale of business	(284,346)	—	—	(284,346)
Depreciation and amortization expense	35,590	46,941	1,096	83,627

Operating income	$454,355	$118,751	$(26,196)	$546,910

Six Months Ended December 31, 2002
Revenues	$1,212,120	$579,275	$—	$1,791,395
Operating expenses (excluding depreciation and amortization)	1,010,862	442,097	21,956	1,474,915
Depreciation and amortization expense	33,708	36,729	1,422	71,859

Operating income	$167,550	$100,449	$(23,378)	$244,621

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES

Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. At December 31, 2003, we serviced a FFEL portfolio of 1.5 million loans with an outstanding principal balance of more than $16.9 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured; the guaranty reinstated and we repackage the loans for sale to third parties. We evaluate the collectibility of any purchased loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the purchased loans. This reserve was approximately $4.2 million at December 31, 2003.

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by 21 former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, “GSA/FTSA”). The GSA/FTSA employees alleged that they were entitled to the value of 803,082 shares of our stock (adjusted for February 2002 stock split) pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former technology outsourcing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which includes attorneys’ fees and pre-judgment interest, but excludes additional attorneys’ fees of approximately $0.9 million and post-judgment interest at the statutorily mandated rate of 10% per annum, which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. The judgment was appealed by the plaintiffs and us. On August 29, 2002, the Fourteenth Court of Appeals, Houston, Texas, reversed the trial court’s judgment and remanded the case to the trial court for further proceedings. However, the court of appeals affirmed the trial court judgment in part as to one of the plaintiffs. The court of appeals also held that the trial court did not err in dismissing certain of our affirmative defenses at a pretrial conference. We and the plaintiffs filed motions for rehearing with the court of appeals. On January 16, 2003, the court of appeals denied both motions for rehearing (except the court reversed its previous ruling that the trial court should have applied prejudgment interest at 6% rather than 10%). On March 3, 2003, we filed a Petition for Review with the Texas Supreme Court requesting that the Court reverse the decision of the court of appeals and render judgment that the plaintiffs take nothing or, alternatively, remand the case to the trial court for further proceedings. On December 12, 2003, the Texas Supreme Court denied our Petition for Review. On January 29, 2004, we filed a motion with the Texas Supreme Court to reconsider the Petition for Review. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs’ claims, and accordingly, have not accrued any amount on our balance sheet related to the lawsuit.

One of our subsidiaries, ACS Defense, Inc., and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery – Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the DOJ’s inquiry was approximately $25 million for the fiscal year ended June 30, 2003 and approximately $13.1 million for the six months ended December 31, 2003, representing approximately 0.6% of our revenue for each period. We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena and arranging for DOJ interviews of employees and former employees. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Another of our subsidiaries, ACS State & Local Solutions, Inc., and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. The inquiry concerns the teaming arrangement between ACS and Tier on child support payment processing contracts awarded to ACS and Tier, as a subcontractor to ACS, in New York, Illinois and Ohio. Our annual revenue from these three contracts will be approximately $70 million when the services are fully implemented, representing approximately 1.8% of our annual revenue. Our teaming arrangement also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we are not entering into a teaming agreement with Tier for the California request for proposals. Based on Tier’s recent filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome. See Note 13 for a discussion of the pending sale of the assets associated with the Hanscom Air Force Base relationship.

In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

12.	NEW ACCOUNTING STANDARDS

In December 2003, the SEC issued SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”). SAB 104 updates existing Staff Accounting Bulletin Topic 13 “Revenue Recognition” to be consistent with recently issued guidance, primarily Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We believe that SAB 104 will not have a material impact on our financial position or results of operations.

13.	SUBSEQUENT EVENTS

In January 2004, we completed the acquisition of Patient Accounting Services Center, LLC (“PASC”), a provider of revenue cycle management for healthcare providers, including billing, accounts receivables, and collection services. PASC generated revenues of nearly $68 million for the year that ended December 31, 2003, and will be included in our Commercial segment. The purchase price of $94 million, excluding contingent consideration of a maximum of $25 million based upon future financial performance, was funded from our existing cash on hand.

On January 23, 2004, our Board of Directors approved the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Notes”). The Notes will be redeemed at a redemption price equal to 101.4% of the principal amount of the Notes (which equates to approximately $321.4 million), plus accrued interest to the redemption date. The redemption date for the Notes is February 27, 2004 and Noteholders may convert their Notes into shares of our Class A Common Stock at any time up to the close of business on February 26, 2004 in accordance with the procedures specified in the related indenture governing the Notes. Noteholders have the option to redeem their Notes in cash at 101.4% of the principal amount or convert their Notes to shares of our Class A Common Stock at a conversion rate of 23.0234 shares per $1,000 principal amount of Notes (which equates to $43.43 per share). It is anticipated that, provided our share price is greater than the conversion price on February 26, 2004, the majority of the Notes would be converted to shares of our Class A Common Stock. The redemption of the Notes for the cash redemption price would be funded by various sources, including, but not limited to, cash on hand, cash flow from operations or borrowings under our existing revolving credit facility. If settled in cash, the excess of the cash redemption price over the face amount of the Notes would result in a charge to earnings in the third quarter of fiscal year 2004. Substantially all of the Notes remain outstanding as of February 13, 2004.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2003, we classified assets related to certain contracts associated with Hanscom Air Force Base as held for sale. These assets consist primarily of accounts receivable of approximately $7.0 million, and liabilities for subcontractor costs, compensation costs and other liabilities of approximately $2.5 million. Subsequent to quarter end, we announced the signing of a definitive agreement to sell these certain assets associated with Hanscom Air Force Base in Massachusetts to ManTech International Corporation. We reported approximately $25 million and approximately $13.1 million in revenue from the Hanscom Air Force Base relationship in fiscal year 2003 and the six months ended December 31, 2003, respectively, in our Government segment. We will indemnify ManTech with respect to the Department of Justice subpoena dated October 15, 2002 related to purchasing activities at Hanscom during the period 1998 to 2000. The transaction is expected to close in March 2004.

On February 13, 2004, we announced the acquisition of Truckload Management Services, Inc. (“TMI”), an expedited document processing and business process improvement services provider for the trucking industry. TMI had revenues of approximately $25 million during the 12-month period ended December 31, 2003. The purchase price of $28 million, excluding contingent consideration of a maximum of $14 million based on future finance performance, was funded from cash on hand.

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

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, we believe that certain non-GAAP financial measures and ratios, used in managing our business, may provide users of this financial information with additional meaningful comparisons between current results and prior reported results. Certain of the information set forth herein and certain of the information presented by us from time to time (including free cash flow and internal revenue growth) may constitute non-GAAP financial measures within the meaning of Regulation G adopted by the Securities and Exchange Commission (“SEC”). We have presented herein and we will present in other information we publish that contains any of these non-GAAP financial measures a reconciliation of these measures to the most directly comparable GAAP financial measure. The presentation of this additional information is not meant to be considered in isolation or as a substitute for comparable amounts determined in accordance with generally accepted accounting principles in the United States.

GENERAL

We are a Fortune 500 company with approximately 38,000 people providing business process and technology outsourcing solutions to commercial and government clients. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.

During the quarter ended December 31, 2003, we signed contracts with new clients and incremental business with existing clients representing $144.8 million of annualized recurring revenue, which includes $3.4 million related to the divested Federal business. The Commercial segment contributed 59% of the new contract signings. The Government segment contributed 41% of the new contract signings including the incremental portion of the Common Services for Borrowers (“CSB”) contract with the U.S. Department of Education discussed below. For the six months ended December 31, 2003, we signed contracts with new clients and incremental business with existing clients representing $293.7 million of annualized recurring revenue, which includes $25.2 million related to the divested Federal business. We define new business signings as recurring revenue from new contracts, including the incremental portion of renewals, signed during the period and represents the estimated annual recurring revenues, as measured under GAAP, to be recorded under that contract after full implementation of our services.

In November 2003, we completed the sale of the majority of our Federal government business to Lockheed Martin Corporation for approximately $658 million, which included a cash payment of $588 million at closing and $70 million payable pursuant to a five-year non-compete agreement. We recognized a pretax gain of $284.3 million ($181.7 million, net of income tax). We incurred $9.8 million ($6.2 million, net of income tax) for compensation costs associated with former Federal employees, which is reflected in wages and benefits. The proceeds from the divestiture were generally used to pay down debt, fund the acquisitions of Lockheed Martin’s commercial information technology outsourcing business, Patient Accounting Services Center, LLC and Truckload Management Services, Inc. (subsequent to quarter end) and fund our share repurchase program. Revenues from the divested Federal business, which are primarily included in the Government segment, were approximately $61.7 million and $166.4 million for the three months ended December 31, 2003 and 2002, respectively, and $237.7 million and $330.5 million for the six months ended December 31, 2003 and 2002, respectively. For fiscal year 2003, revenues from the divested Federal business were $680 million. This divestiture excludes, among others, our Department of Education relationship, which during fiscal year 2003 had revenues of approximately $172 million. Additionally, our Commercial and Government operations will continue to serve as a subcontractor on portions of the divested Federal business.

The sale of both the majority of our Federal business to Lockheed Martin and the assets related to the Hanscom Air Force Base relationship (discussed below) will allow us to focus on our business process and information technology outsourcing service offering in the commercial, state and local and higher education markets.

In November 2003, we acquired Lockheed Martin Corporation’s commercial information technology outsourcing business, with annual revenues of approximately $240 million. With this acquisition, we acquired four U.S. data centers, approximately 1,000 employees, and a diverse client base representing the manufacturing, automotive, retail, financial services, and communications industries. The transaction was valued at $107 million plus related transaction costs, with assets acquired of $149.5 million and liabilities assumed of $42.5 million. We recorded goodwill of $81.6 million, which is deductible for tax purposes, and $26.5 million in intangible assets. The $26.5 million intangible assets are attributable to customer relationships and non-compete agreements with useful lives ranging from 1 to 8 years, with an aggregate anticipated useful life of approximately 5 years. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, November 1, 2003.

In November 2003, we were awarded by the U.S. Department of Education (the “Department”) the Common Services for Borrowers contract. This contract includes comprehensive loan servicing, loan consolidation, and portfolio management services. The new, five-year base contract will integrate a number of services, which will allow the Department to increase service quality while saving overall program costs. The contract is estimated at more than $1 billion in revenue over the five-year period and is effective January 1, 2004. The contract also includes provisions for up to five, one-year extensions.

In 2001, we were awarded a contract by the Department of Community Health of the State of Georgia (“DCH”) to develop, implement and operate a system to administer health benefits to Georgia Medicaid recipients as well as state government employees (the “Georgia Contract”). This system development project is large and complex and anticipated the development of a system that would process both Medicaid and state employee claims. The Medicaid phase of this project was implemented on April 1, 2003. Certain delays and operational issues were encountered in this phase. In January 2004, we agreed to a non-binding settlement in principle with DCH to settle claims that DCH and ACS had made against each other with respect to delays in the initial phase development. Under the tentative settlement terms, DCH would pay us approximately $9 million of $13 million in outstanding system development invoices, with the remaining $4 million to be paid in stages as certain system functionality is delivered. DCH would also escrow an additional $11.8 million pending final certification of the payment system by the Center for Medicare/Medicaid Services, the governing Federal regulatory agency. In turn, we would pay DCH $10 million to compensate for system implementation delays and operational issues, which resulted in increased costs to DCH. Finally, we agreed to cancel Phase II of the contract, which called for integration of a health claims payment system for state employees with the Medicaid payment system and the membership enrollment management system. This tentative settlement is subject to completion of a definitive settlement agreement, which is expected to be finalized in the third quarter of fiscal year 2004. In connection with this tentative settlement, we recorded a $6.7 million reduction in revenue resulting from the change in our percentage-of-completion estimates primarily as a result of the termination of Phase II of the contract, a charge of $2.6 million to services and supplies associated with the accrual of wind-down costs associated with the termination of Phase II and an accrual of $10.0 million in other operating expense that will be paid to DCH pursuant to the settlement in principle.

On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock effective immediately. The program, which is open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations and borrowings under our existing revolving credit facility. As of December 31, 2003 we had repurchased 4.2 million shares at a total cost of approximately $209.2 million. Through February 13, 2004, on a trade date basis, we have repurchased approximately 5.6 million shares at a total cost of approximately $280.3 million.

On January 23, 2004, our Board of Directors approved the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Notes”). The Notes will be redeemed at a redemption price equal to 101.4% of the principal amount of the Notes (which equates to approximately $321.4 million), plus accrued interest to the redemption date. The redemption date for the Notes is February 27, 2004 and Noteholders may convert their Notes into shares of our Class A Common Stock at any time up to the close of business on February 26, 2004 in accordance with the procedures specified in the related indenture governing the Notes. Noteholders have the option to redeem their Notes in cash at 101.4% of the principal amount or convert their Notes to shares of our Class A Common Stock at a conversion rate of 23.0234 shares per $1,000 principal amount of Notes (which equates to $43.43 per share). It is anticipated that, provided our share price is greater than the conversion price on February 26, 2004, the majority of the Notes would be converted to shares of our Class A Common Stock. The redemption of the Notes for the cash redemption price would be funded by various sources, including, but not limited to, cash on hand, cash flow from operations or borrowings under our existing revolving credit facility. If settled in cash, the excess of the cash redemption price over the face amount of the Notes would result in a charge to earnings in the third quarter of fiscal year 2004. Substantially all of the Notes remain outstanding as of February 13, 2004.

As of December 31, 2003, we classified assets related to certain contracts associated with Hanscom Air Force Base as held for sale. These assets consist primarily of accounts receivable of approximately $7.0 million, and liabilities for subcontractors costs, compensation costs and other liabilities of approximately $2.5 million. Subsequent to quarter end, we announced the signing of a definitive agreement to sell these certain assets associated with Hanscom Air Force Base in Massachusetts to ManTech International Corporation. We reported approximately $25 million and approximately $13.1 million in revenue from the Hanscom Air Force base relationship in fiscal year 2003 and the six months ended December 31, 2003, respectively, in our Government segment. We will indemnify Mantech with respect to the Department of Justice subpoena dated October 15, 2002 related to purchasing activities at Hanscom during the period from 1998 to 2000. The transaction is expected to close in March 2004.

On February 13, 2004, we announced the acquisition of Truckload Management Services, Inc. (“TMI”), an expedited document processing and business process improvement services provider for the trucking industry. TMI had revenues of approximately $25 million during the 12-month period ended December 31, 2003. The purchase price of $28 million, excluding contingent consideration of a maximum of $14 million based on future finance performance, was funded from cash on hand.

REVENUE GROWTH

Consolidated internal growth for the three and six months ended December 31, 2003 was 18% and 17%, respectively. Internal revenue growth is measured as total revenue growth less acquired revenue from acquisitions and revenues from divested operations. Acquired revenue from acquisitions is based on pre-acquisition normalized revenue of acquired companies. We use the calculation of internal revenue growth to measure revenue growth excluding the impact of acquired revenues and the revenue associated with divested operations and believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. The following table sets forth the calculation of internal revenue growth (in thousands):

	Three months ended December 31,				Six months ended December 31,

	2003	2002	$ Growth	Growth %	2003	2002	$ Growth	Growth %

Consolidated
Total Revenues	$997,879	$908,814	$89,065	10%	$2,034,514	$1,791,395	$243,119	14%
Less: Divestitures (1)	(61,682)	(166,447)	104,765		(237,692)	(330,519)	92,827

Adjusted	$936,197	$742,367	$193,830	26%	$1,796,822	$1,460,876	$335,946	23%

Acquired revenues (2)	$61,017	$—	$61,017	8%	$81,021	$—	$81,021	6%
Internal revenues	875,180	742,367	132,813	18%	1,715,801	1,460,876	254,925	17%

Total	$936,197	$742,367	$193,830	26%	$1,796,822	$1,460,876	$335,946	23%

Government
Total Revenues	$600,611	$617,067	$(16,456)	(3%)	$1,297,394	$1,212,120	$85,274	7%
Less: Divestitures (1)	(59,860)	(160,404)	100,544		(230,777)	(318,518)	87,741

Adjusted	$540,751	$456,663	$84,088	18%	$1,066,617	$893,602	$173,015	19%

Acquired revenues (2)	$5,303	$—	$5,303	1%	$10,307	$—	$10,307	1%
Internal revenues	535,448	456,663	78,785	17%	1,056,310	893,602	162,708	18%

Total	$540,751	$456,663	$84,088	18%	$1,066,617	$893,602	$173,015	19%

Commercial
Total Revenues	$397,268	$291,747	$105,521	36%	$737,120	$579,275	$157,845	27%
Less: Divestitures (1)	(1,822)	(6,043)	4,221		(6,915)	(12,001)	5,086

Adjusted	$395,446	$285,704	$109,742	38%	$730,205	$567,274	$162,931	29%

Acquired revenues (2)	$55,714	$—	$55,714	19%	$70,714	$—	$70,714	13%
Internal revenues	339,732	285,704	54,028	19%	659,491	567,274	92,217	16%

Total	$395,446	$285,704	$109,742	38%	$730,205	$567,274	$162,931	29%

(1)	Divested revenues are revenues of businesses divested as if the divestiture had occurred at the beginning of the period. Amounts presented are primarily related to the sale of a majority of our Federal business.

(2)	Acquired revenues are based on pre-acquisition normalized revenues of acquired companies.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%

Expenses:
Wages and benefits	44.4	44.4	45.3	45.0
Services and supplies	27.3	26.9	26.4	26.3
Rent, lease and maintenance	9.7	9.6	9.5	9.6
Depreciation and amortization	4.2	3.9	4.1	4.0
Gain on sale of business	(28.5)	0.0	(14.0)	0.0
Other operating expenses	2.5	1.4	1.8	1.4

Total operating expenses	59.6	86.2	73.1	86.3

Operating income	40.4	13.8	26.9	13.7

Interest expense	0.6	0.7	0.5	0.8
Other non-operating (income) expense, net	(0.1)	0.1	0.0	0.1

Pretax profit	39.9	13.0	26.4	12.8

Income tax expense	14.5	4.9	9.7	4.8

Net income	25.4%	8.1%	16.7%	8.0%

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2003 TO THE THREE MONTHS ENDED DECEMBER 31, 2002

Revenues

In the second quarter of fiscal year 2004, our revenue increased $89.1 million, or 10%, to $997.9 million from $908.8 million in the second quarter of fiscal year 2003. Revenues related to the divested Federal business were $61.7 million and $166.4 million in the quarters ended December 31, 2003 and 2002, respectively. Excluding the impact of the revenues related to the divested Federal business, revenues increased from $742.4 million in the second quarter of fiscal year 2003 to $936.2 million in the second quarter of fiscal year 2004, or 26%. Revenues in the second quarter of fiscal year 2004 includes a $6.7 million reduction resulting from the change in our percentage-of-completion estimates on the Georgia Contract primarily as a result of the termination of Phase II of the contract. Internal revenue growth, excluding the impact of the revenues related to the divested Federal business, for the second quarter of fiscal year 2004 was 18%. The remainder of the growth was related to acquisitions.

Revenue in our Government segment, which represents 60% of consolidated revenue for the second quarter of fiscal year 2004, decreased $16.5 million, or 3%, to $600.6 million in the second quarter of fiscal year 2004 compared to the same period last year. Revenues related to the divested Federal business included in the Government segment were $59.9 million and $160.4 million for the quarters ended December 31, 2003 and 2002, respectively. Excluding the impact of the revenues related to the divested Federal business, total Government segment revenues grew 18% in the second quarter of fiscal year 2004 to $540.8 million from $456.7 million in the second quarter of fiscal year 2003. Government segment revenues in the second quarter of fiscal year 2004 includes a $6.7 million reduction resulting from the change in our percentage-of-completion estimates on the Georgia Contract. Internal revenue growth, excluding the impact of the revenues related to the divested Federal business, was 17% primarily due to increased revenues from our Medicaid contracts, Ohio and Illinois child support payment processing contracts and our New Jersey EZPass contract. These contracts collectively represent approximately 85% of the internal growth for the period in this segment.

Revenue in our Commercial segment, which represents 40% of consolidated revenue for the second quarter of fiscal year 2004, increased $105.5 million, or 36%, to $397.3 million in the second quarter of fiscal year 2004 compared to the same period last year. Revenues related to the divested Federal business included in the Commercial segment were $1.8 million and $6.0 million in the second quarters of fiscal year 2004 and 2003, respectively. Excluding the impact of the revenues related to the divested Federal business, revenues grew 38% in the second quarter of fiscal year 2004 compared to the same period in fiscal year 2003. Internal revenue growth, excluding the impact of the revenues related to the divested Federal business, was 19% due primarily to ramp up of new business including, among others, the Motorola, Ingram Micro, Miller Brewing, General Motors and Gateway contracts. These contracts collectively represent approximately 88% of the internal growth for the period in this segment. The remaining growth was from acquisitions.

Operating Expenses

Wages and benefits increased $39.7 million, or 9.8%, to $443.6 million. As a percentage of revenue, wages and benefits remained constant at 44.4%. However, included in wages and benefits during the second quarter of fiscal year 2004 are compensation costs associated with former Federal employees of $9.8 million, which were primarily stay bonuses and accelerated option vesting due to the sale. Excluding these costs, wages and benefits increased $29.9 million, or 7.4% in the second quarter of fiscal year 2004 over the same period in fiscal year 2003 (calculated as the $39.7 million increase less $9.8 million compensation costs, divided by reported second quarter fiscal year 2003 wages and benefits costs) and therefore decreased 0.9%, to 43.5% as a percentage of revenue as a result of increased revenue generated on contracts in our Government segment that do not result in increased headcount and salaries but result in an increase in third party subcontractor costs.

Services and supplies increased $27.8 million, or 11.4%, to $272.0 million. As a percentage of revenue, services and supplies increased to 27.3% in the second quarter of fiscal year 2004 from 26.9% in the second quarter of fiscal year 2003. This increase is primarily due to the $2.6 million of wind-down costs related to the termination of Phase II of the Georgia Contract discussed earlier.

Depreciation and amortization increased $6.5 million, or 18.2%, to $42.2 million. As a percentage of revenue, depreciation and amortization increased 0.3%, to 4.2% due to capital expenditures on new business signed in fiscal year 2003. Depreciation and amortization expense was positively impacted in the second quarter of fiscal year 2004 as a result of the cessation of depreciation and amortization expense related to the assets held for sale in our Federal business of $1.9 million.

Other operating expenses increased $11.5 million, or 87.6%, to $24.6 million. As a percentage of revenue, other operating expenses increased 1.1% to 2.5%. Included in other operating expenses in the second quarter of fiscal year 2004 is the accrual for the $10.0 million settlement that will be paid to DCH pursuant to the agreement in principle discussed earlier.

Interest expense

Interest expense decreased $0.8 million in the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003, primarily as a result of the pay down of our revolving credit facility with the proceeds from the sale of a majority of our Federal business.

Other non-operating (income) expense, net

Other non-operating (income) expense, net decreased $1.4 million in the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003 due to a $0.6 million write-down of a long-term investment in the second quarter of fiscal year 2003 and increased investment income in the second quarter of fiscal year 2004.

Tax Expense

Our effective tax rate of approximately 36.5% in the second quarter of fiscal year 2004 was lower than the second quarter of fiscal year 2003 rate of 37.5% primarily due to the 36.1% effective tax rate on the gain related to the sale of a majority of our Federal business. Our effective tax rate exceeds the Federal statutory rate of 35% due primarily to the net effect of state income taxes.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2003 TO THE SIX MONTHS ENDED DECEMBER 31, 2002

Revenues

In the first six months of fiscal year 2004, our revenue increased $243.1 million, or 14%, to $2.0 billion from $1.8 billion in the first six months of fiscal year 2003. Revenues related to the divested Federal business were $237.7 million and $330.5 million in the six months ended December 31, 2003 and 2002, respectively. Excluding the impact of the revenues related to the divested Federal business, revenues increased from $1.5 billion in the six months ended December 31, 2002 to $1.8 billion in the six months ended December 31, 2003, or 23%. Revenues in the six months ended December 31, 2003 include a $6.7 million reduction resulting from the change in our percentage-of-completion estimates on the Georgia Contract primarily as a result of the termination of Phase II of the contract. Internal revenue growth, excluding the impact of the revenues related to the divested Federal business, for the six months ended December 31, 2003 was 17%. The remainder of the growth was related to acquisitions.

Revenue in our Government segment, which represents 64% of consolidated revenue for the first six months of fiscal year 2004, increased $85.3 million, or 7%, to $1.3 billion in the first half of fiscal year 2004 compared to the same period last year. Revenues related to the divested Federal business included in the Government segment were $230.8 million and $318.5 million for the six months ended December 31, 2003 and 2002, respectively. Excluding the impact of the revenues related to the divested Federal business, revenues grew 19% in the six months ended December 31, 2003 to $1.1 billion from $893.6 million in the same period of fiscal year 2003. Government segment revenues in the six months ended December 31, 2003 include a $6.7 million reduction resulting from the change in our percentage-of-completion estimates on the Georgia Contract. Internal revenue growth, excluding the impact of the revenues related to the divested Federal business, was 18%, due primarily to increased revenue on our Medicaid contracts, Ohio and Illinois child support payment processing contracts, unclaimed property operations and the New Jersey EZPass contract. These contracts collectively represent substantially all the internal growth for the period in this segment. The remainder of the growth is from acquisitions.

Revenue in our commercial segment, which represents 36% of consolidated revenue for the first half of fiscal year 2004, increased $157.8 million, or 27%, to $737.1 million in the first half of fiscal year 2004 compared to the same period last year. Revenues related to the divested Federal business included in the Commercial segment were $6.9 million and $12.0 million in the six months ended December 31, 2003 and 2002, respectively. Excluding the impact of the revenues related to the divested Federal business, revenues grew 29% in the second quarter of fiscal year 2004 compared to the same period in fiscal year 2003. Internal revenue growth, excluding the impact of the revenues related to the divested Federal business, was 16% due to ramp up of new business, including, among others, the Motorola, Ingram Micro, General Motors, Gateway and Miller Brewing contracts. These contracts represent substantially all the internal growth for the period in this segment. The remaining growth was from acquisitions.

Operating Expenses

Wages and benefits increased $113.9 million, or 14.1%, to $920.7 million. As a percentage of revenue, wages and benefits increased 0.3% to 45.3%. The increase includes compensation costs of $9.8 million associated with former Federal employees, which were primarily stay bonuses and accelerated option vesting due to the sale. Excluding these costs, wages and benefits increased $104.1 million, or 12.9% in the six months ended December 31, 2003 over the same period in fiscal year 2003 (calculated as the $113.9 million increase less $9.8 million compensation costs, divided by reported six months ended December 31, 2003 wages and benefits costs) and therefore decreased to 44.8% as a percentage of revenue primarily due to increased revenue generated on contracts in our Government segment that do not result generally in increased headcount and salaries but generally result in an increase in third party subcontractor costs.

Services and supplies increased $66.2 million, or 14.1%, to $536.9 million. As a percentage of revenue, services and supplies increased 0.1% to 26.4%, and includes $2.6 million of wind-down costs related to the termination of Phase II of the Georgia Contract recorded in the six months ended December 31, 2003.

Depreciation and amortization increased $11.8 million, or 16.4%, to $83.6 million. Depreciation and amortization expense was positively impacted by approximately $6.2 million in the six months ended December 31, 2003 as a result of the cessation of depreciation and amortization expense related to the assets held for sale in our Federal government business. As a percentage of revenue, depreciation and amortization increased 0.1%, to 4.1% due to capital expenditures on new business signed in fiscal year 2003.

Other operating expenses increased $11.7 million, or 44.7%, to $37.9 million. As a percentage of revenue, other operating expenses increased 0.4% to 1.8%. The increase is primarily related to the accrual in the six months ended December 31, 2003 for the $10.0 million settlement that will be paid to DCH pursuant to the agreement in principle discussed earlier.

Interest expense

Interest expense decreased $2.7 million in the first half of fiscal year 2004 compared to the same period in fiscal year 2003, primarily as a result of the pay down of our revolving credit facility with the proceeds from the sale of a majority of our Federal business in fiscal year 2004.

Other non-operating (income) expense, net

Other non-operating (income) expense, net decreased $3.1 million in the first half of fiscal year 2004 compared to fiscal year 2003 due to $2.0 million of write-downs of long-term investments in fiscal year 2003 and increased investment income in fiscal year 2004.

Tax Expense

Our effective tax rate of approximately 36.8% in the six months ended December 31, 2003 was lower than the rate of 37.5% in the same period last year, primarily due to the 36.1% effective tax rate on the gain related to the sale of a majority of our Federal business. Our effective tax rate exceeds the Federal statutory rate of 35% due primarily to the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing business operations through cash flows from operations and utilize excess cash flow combined with the issuance of debt and equity to finance our acquisition strategy. One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities.

During the six months ended December 31, 2003, we generated approximately $211.1 million in cash flow from operations versus approximately $233.6 million in the same period in fiscal year 2003, a decrease of 10% due primarily to three factors: an increase in our billed accounts receivable resulting from slower collections; an increase in our unbilled accounts receivable for growth in our information technology system development and implementation services accounted for under the percentage-of-completion method of accounting, including HIPAA remediation work and Medicaid system implementations; and an increase in incentive compensation payments over the prior year. Operating cash flow for the third quarter of fiscal year 2004 will be reduced by approximately $102.6 million of tax payments related to the gain on the sale of a majority of our Federal business.

Free cash flow was approximately $103.1 million for the first six months of fiscal year 2004 versus approximately $115.2 million for the first six months of fiscal year 2003. Free cash flow is measured as operating cash flows (net cash provided by operating activities, as reported in our consolidated statements of cash flows) less capital expenditures (purchases of property, equipment and software, net of sales, as reported in our consolidated statements of cash flows) less additions to other intangible assets (as reported in our consolidated statements of cash flows). We believe this free cash flow metric provides an additional measure of available cash flow after we have satisfied the capital expenditure requirements of our operations, and should not be taken in isolation to be a measure of cash flow available for us to satisfy all our obligations and execute our business strategies. We also rely on cash flow from investing and financing activities which, together with free cash flow, are expected to be sufficient for us to execute our business strategies. Our measure of free cash flow may not be comparable to similarly titled measures of other companies. The following table sets forth the calculations of free cash flow (in thousands):

	Six months ended
	December 31,

	2003	2002

Net cash provided by operating activities	$211,103	$233,579
Purchases of property, equipment and software, net	(93,144)	(92,540)
Additions to other intangible assets	(14,851)	(25,819)

Free cash flow	$103,108	$115,220

During the six months ended December 31, 2003, cash provided by investing activities was $364.6 million. This includes $584.6 million in the first six months of fiscal year 2004 related to divestitures, primarily the sale of a majority of our Federal business, net of transaction costs. We used $112.5 million for acquisitions during the period, primarily the purchase of Lockheed Martin’s commercial information technology outsourcing business. Cash used for the purchase of property, equipment and software was $93.1 million for the first six months of fiscal year 2004 versus $92.5 million in the same period in fiscal year 2003. Our capital expenditures declined to approximately 4.6% of total revenues for the six months ended December 31, 2003 compared to 5.2% in the same period in fiscal year 2003, primarily as a result of the timing of capital expenditures related to new business signings. We do not expect that the sale of a majority of our Federal business will have a significant impact on our capital expenditure needs in relation to new business signings and, as of the date of this filing, we anticipate that capital expenditures will be approximately 5% of revenues for fiscal year 2004.

During the first six months of fiscal year 2004, cash used in financing activities was $382.6 million. Such financing activities include $209.2 million to repurchase 4.2 million shares of our common stock pursuant to our share repurchase program, and net repayments of debt of $182.7 million, primarily on our $875 million revolving credit facility. Proceeds generated by the sale of a majority of our Federal business were used to partially fund such activities.

At December 31, 2003, we had approximately $321.5 million of long-term debt outstanding, which was primarily comprised of approximately $317.0 million of our 3.5% Convertible Subordinated Notes due February 15, 2006. As discussed below in this section, these Notes have been called for redemption. At December 31, 2003, we had approximately $691.7 million available on our $875.0 million revolving credit facility after giving effect to $183.3 million of outstanding letters of credit that secure certain contractual performance and other obligations. Subsequent to December 31, 2003, the amount of letters of credit outstanding was reduced to $151.8 million. We had no outstanding balance on our revolving credit facility as of December 31, 2003. As of December 31, 2003, we were in compliance with the debt covenants under our revolving credit facility.

Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2003, $316.7 million of outstanding surety bonds and $110.0 million of outstanding letters of credit secured our performance of these contractual obligations with our clients. In addition, we had approximately $65 million of letters of credit outstanding which serve as collateral for our surety bond program. Subsequent to December 31, 2003, these letters of credit were reduced by approximately $32.5 million. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and revolving credit facility to respond to future requests for proposals.

At December 31, 2003, we had cash and cash equivalents of $244.3 million compared to $51.2 million at June 30, 2003. Our working capital (defined as current assets less current liabilities) increased $33.4 million to $455.4 million at December 31, 2003 from $422.0 million at June 30, 2003. Our current ratio (defined as total current assets divided by total current liabilities) was 1.6 and 1.8 at December 31, 2003 and June 30, 2003, respectively. Our debt to capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 11.1% and 17.1% at December 31, 2003 and June 30, 2003, respectively.

On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock effective immediately. The program, which is open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our existing revolving credit facility. As of December 31, 2003, we had repurchased 4.2 million shares at a total cost of approximately $209.2 million. Through February 13, 2004, on a trade date basis, we have repurchased approximately 5.6 million shares at a total cost of approximately $280.3 million and have $219.7 million remaining available to purchase under the program.

On January 23, 2004, our Board of Directors approved the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Notes”). The Notes will be redeemed at a redemption price equal to 101.4% of the principal amount of the Notes (which equates to approximately $321.4 million), plus accrued interest to the redemption date. The redemption date for the Notes is February 27, 2004 and Noteholders may convert their Notes into shares of our Class A Common Stock at any time up to the close of business on February 26, 2004 in accordance with the procedures specified in the related indenture governing the Notes. Noteholders have the option to redeem their Notes in cash at 101.4% of the principal amount or convert their Notes to shares of our Class A Common Stock at a conversion rate of 23.0234 shares per $1,000 principal amount of Notes (which equates to $43.43 per share). It is anticipated that, provided our share price is greater than the conversion price on February 26, 2004, the majority of the Notes would be converted to shares of our Class A Common Stock. The redemption of the Notes for the cash redemption price would be funded by various sources, including, but not limited to, cash on hand, cash flow from operations or borrowings under our existing revolving credit facility. If settled in cash, the excess of the cash redemption price over the face amount of the Notes would result in a charge to earnings in the third quarter of fiscal year 2004. Substantially all of the Notes remain outstanding as of February 13, 2004.

Management believes that available cash and cash equivalents, together with cash generated from operations and available borrowings under our credit facility, will provide adequate funds for our anticipated internal growth and operating needs, including capital expenditures, and to meet the cash requirements of our contractual obligations below. If the redemption of the Notes is required to be settled in cash, we may draw on our revolving credit facility to fund the redemption. In that case, our available cash on hand and remaining capacity under our revolving credit facility would be reduced, thereby potentially affecting the timing of repurchases of our Class A Common Stock. In addition, we intend to continue our growth through acquisitions, which could require significant commitments of capital. In order to pursue such opportunities we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and expansion opportunities and how such opportunities will be financed.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS AS OF DECEMBER 31, 2003 (IN THOUSANDS):

		Payments Due by Period

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt(1)	$316,990	$—	$316,990	$—	$—
Capital lease obligations	4,518	1,742	1,983	793	—
Operating leases	446,980	143,552	183,101	77,509	42,818
Purchase obligations	49,513	4,513	10,000	10,000	25,000

Total Contractual Cash Obligations	$818,001	$149,807	$512,074	$88,302	$67,818

		Amount of Commitment Expiration per Period

	Total
	Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years

Standby letters of credit	$183,347	$89,423	$93,924	$—	$—
Surety Bonds	316,701	305,766	10,898	37	—

Total Commercial Commitments	$500,048	$395,189	$104,822	$37	$—

(1)	Subsequent to December 31, 2003, we announced the redemption of our Notes, as discussed above.

During the first six months of fiscal year 2004, we entered into an agreement with a customer to purchase $50 million of products and services over a seven-year term, with a minimum purchase of $5 million annually, at prices consistent with the customer’s commercial pricing and discount guidelines.

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria. As of December 31, 2003, the maximum aggregate amount of the outstanding contingent obligations is approximately $27.7 million. Upon satisfaction of the specified contractual criteria, a corresponding increase in goodwill would be recorded. During the second quarter of fiscal year 2004, we paid $1.2 million related to these obligations and accrued $8.0 million to be paid in the third quarter of fiscal year 2004.

Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. At December 31, 2003, we serviced a FFEL portfolio of 1.5 million loans with an outstanding principal balance of more than $16.9 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured; the guaranty reinstated and we repackage the loans for sale to third parties. We evaluate the collectibility of any purchased loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the purchased loans. This reserve was approximately $4.2 million at December 31, 2003.

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

Revenue recognition. A significant portion of our revenue is recognized based on objective criteria that does not require significant estimates or uncertainties. For example, transaction volumes and time and costs under time and material and cost reimbursable arrangements are based on specific, objective criteria under the contracts. Accordingly, revenues recognized under these methods do not require the use of significant estimates that are susceptible to change. Revenue recognized using the percentage-of-completion accounting method does require the use of estimates and judgment as discussed below.

Our policy follows the guidance from SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”). SAB 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements and updates existing Staff Accounting Bulletin Topic 13 to be consistent with recently issued guidance, primarily Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We recognize revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.

In fiscal year 2003, approximately 60% of our revenue was recognized based on transaction volumes, approximately 12% was related to time and material contracts, approximately 14% was related to cost reimbursable contracts, approximately 7% of our revenues were recognized using percentage-of-completion accounting and the remainder was fixed fee based.

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

Revenues on certain fixed price contracts where we provide information technology system development and implementation services are recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that are binding agreements between us and our customers in which we agree, for compensation, to perform a service to the customer’s specifications. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with the agreement.

The percentage-of-completion methodology involves recognizing revenue using the percentage of services completed, on a current cumulative cost to total cost basis, using a reasonably consistent profit margin over the period. Due to the long-term nature of these contracts, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the contract include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.

EITF 00-21 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The Emerging Issues Task Force reached a consensus regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as SOP 81-1. EITF 00-21 does not impact the use of SOP 81-1 for contract elements that fall within the scope of SOP 81-1, such as the implementation or development of an information technology system to client specifications under a long-term contract. Where an implementation or development project is contracted with a client, and we will also provide services or operate the system over a period of time, EITF 00-21 provides the methodology for separating the contract elements and allocating total arrangement consideration to the contract elements. We adopted the provisions of EITF 00-21 on a prospective basis to transactions entered into after July 1, 2003. We believe that EITF 00-21 did not have a material impact on our financial position or results of operations.

Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. Immediate recognition is made of any anticipated losses.

Valuation of goodwill and intangibles. Due to the fact that we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible expense we could incur as a result of an impairment. The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth. We continually evaluate whether events and circumstances have occurred that indicate the balance of goodwill or intangible assets may not be recoverable. In evaluating impairment, we estimate the sum of expected future cash flows derived from the goodwill or intangible asset. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the SEC issued SAB 104. SAB 104 updates existing Staff Accounting Bulletin Topic 13 “Revenue Recognition” to be consistent with recently issued guidance, primarily EITF 00-21. We believe that SAB 104 will not have a material impact on our financial position or results of operations.

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

Termination of all or a part of a contract by a client or deterioration of the financial condition of a client. We must make significant capital investments in order to attract and retain large outsourcing agreements. The termination of all or a part of a client contract or the deterioration of the financial condition or prospects of a client has in the past, and may in the future, result in an impairment of the net book value of the assets recorded, including a portion of our intangible assets, and a reduction in our earnings and cash flow.

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

Failure to properly manage our operations and our growth. We have rapidly expanded our operations in recent years. We intend to continue expansion in the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures, and controls on a timely basis. If we fail to implement these systems, procedures and controls on a timely basis, we may not be able to service our clients’ needs, hire and retain new employees, pursue new business, complete future acquisitions or operate our businesses effectively. We could also trigger contractual credits to clients. Failure to properly transition new customers to our systems, properly budget transition costs or accurately estimate new contract operational costs could result in delays in our contract performance, trigger service level penalties or result in contracts whose profit margins did not meet our expectations or our historical profit margins. Failure to properly integrate acquired operations could result in increased cost. As a result of any of these problems associated with expansion, our business, financial condition, and results of operations could be materially and adversely affected.

Government clients — termination rights, audits and investigations. A substantial portion of our revenues are derived from contracts with state and local governments and from contracts with the Department of Education. Governments and their agencies may terminate most of these contracts at any time, without cause. Also, our Department of Education contracts are subject to the approval of appropriations being made by the United States Congress to fund the expenditures to be made by the Federal government under these contracts. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flow. Further, the negative publicity that arises from findings in such audits, investigations or the penalties or sanctions therefrom could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Federal and State laws relating to individually identifiable information. We process and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous Federal and State laws and regulations designed to protect individually identifiable information, including financial and health information. For example, in 1996, Congress passed the Health Insurance Portability and Accountability Act (“HIPAA”) and as required therein, the Department of Health and Human Services (“HHS”) established regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable health information. We have taken measures to comply with each of those regulations on or before the required dates. Other Federal and State laws apply to the processing of individually identifiable information as well, and additional legislation may be enacted at any time. Failure to comply with these types of laws may subject us to liability for monetary damages, fines and/or criminal prosecution and may have a material adverse effect on our profitability and cash flow.

Budget deficits at state and local governments and their agencies. A substantial portion of our revenues are derived from contracts with state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. While this has not had a material adverse impact on our results of operations through the second quarter of fiscal year 2004, it is unclear what impact, if any, these deficits may have on our future business, revenues, results of operations and cash flow.

International risks. Recently we have expanded our international operations. International operations are subject to a number of risks including, but not limited to the following — fluctuations in foreign currency exchange rates; licensing and labor counsel requirements; staffing key managerial positions; data privacy laws adopted by various countries in which ACS does business, including but not limited to member states of the European Union; general economic conditions in foreign countries; additional expenses and risks inherent in conducting operations in geographically distant locations; laws of those foreign countries; political instability; trade restrictions such as tariffs and duties or other controls affecting foreign operations, and other factors that may adversely affect our business, financial condition and operating results.

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

Failure to attract and retain necessary technical personnel and skilled management and qualified subcontractors. Our success depends to a significant extent upon our ability to attract, retain and motivate highly skilled and qualified personnel and to subcontract with qualified, competent subcontractors. If we fail to attract, train, and retain, sufficient numbers of these technically-skilled people or are unable to contract with qualified, competent subcontractors, our business, financial condition, and results of operations will be materially and adversely affected. Our success also depends on the skills, experience, and performance of key members of our management team and on qualified, competent subcontractors. The loss of any key employee or the loss of a key subcontract relationship could have an adverse effect on our business, financial condition, cash flow, results of operations and prospects.

Servicing Risks. We service (for various lenders and under various service agreements) a portfolio of approximately $17 billion of loans made under the Federal Family Education Loan Program, which loans are guaranteed by a Federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.

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

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company, including the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2003. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of December 31, 2003, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report is made known to them by others on a timely basis. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by 21 former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, “GSA/FTSA”). The GSA/FTSA employees alleged that they were entitled to the value of 803,082 shares of our stock (adjusted for February 2002 stock split) pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former technology outsourcing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which includes attorneys’ fees and pre-judgment interest, but excludes additional attorneys’ fees of approximately $0.9 million and post-judgment interest at the statutorily mandated rate of 10% per annum, which could be awarded in the event the plaintiffs are successful upon appeal and final judgment. The judgment was appealed by the plaintiffs and us. On August 29, 2002, the Fourteenth Court of Appeals, Houston, Texas, reversed the trial court’s judgment and remanded the case to the trial court for further proceedings. However, the court of appeals affirmed the trial court judgment in part as to one of the plaintiffs. The court of appeals also held that the trial court did not err in dismissing certain of our affirmative defenses at a pretrial conference. We and the plaintiffs filed motions for rehearing with the court of appeals. On January 16, 2003, the court of appeals denied both motions for rehearing (except the court reversed its previous ruling that the trial court should have applied prejudgment interest at 6% rather than 10%). On March 3, 2003, we filed a Petition for Review with the Texas Supreme Court requesting that the Court reverse the decision of the court of appeals and render judgment that the plaintiffs take nothing or, alternatively, remand the case to the trial court for further proceedings. On December 12, 2003, the Texas Supreme Court denied our Petition for Review. On January 29, 2004, we filed a motion with the Texas Supreme Court to reconsider the Petition for Review. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs’ claims, and accordingly, have not accrued any amount on our balance sheet related to the lawsuit.

One of our subsidiaries, ACS Defense, Inc., and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery – Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the DOJ’s inquiry was approximately $25 million for the fiscal year ended June 30, 2003, and approximately $13.1 million for the six months ended December 31, 2003, representing approximately 0.6% of our revenue in each period. We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena and arranging for DOJ interviews of employees and former employees. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — General for a discussion of the pending sale of the assets associated with the Hanscom Air Force Base relationship.

Another of our subsidiaries, ACS State & Local Solutions, Inc., and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. The inquiry concerns the teaming arrangement between ACS and Tier on child support payment processing contracts awarded to ACS and Tier, as a subcontractor to ACS, in New York, Illinois and Ohio. Our annual revenue from these three contracts will be approximately $70 million when the services are fully implemented, representing approximately 1.8% of our annual revenue. Our teaming arrangement also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we are not entering into a teaming agreement with Tier for the California request for proposals. Based on Tier’s recent filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome.

In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock effective immediately. The program, which is open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our existing revolving credit facility. As of December 31, 2003, we had repurchased 4.2 million shares at a total cost of approximately $209.2 million. Through February 13, 2004, on a trade date basis, we have repurchased approximately 5.6 million shares at a total cost of approximately $280.3 million and have $219.7 million remaining available to purchase under the program.

			Total number of	Maximum number (or
			shares purchased	approximate dollar
	Total		as part of	value) of shares that
	number	Average	publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
Period	purchased	per share	or programs	programs

September 11 – September 30, 2003	700,000	$50.9402	700,000	$464,341,891

Total – Quarter ended September 30, 2003	700,000	50.9402	700,000	464,341,891

October 1 – October 31, 2003	1,182,700	48.9515	1,182,700	406,447,006
November 1 – November 30, 2003	1,540,000	48.1100	1,540,000	332,357,586
December 1 – December 31, 2003	812,500	51.1962	812,500	290,760,690

Total – Quarter ended December 31, 2003	3,535,200	49.1008	3,535,200	290,760,690

Total repurchases through December 31, 2003	4,235,200	$49.4048	4,235,200	$290,760,690

ITEM 5. OTHER INFORMATION

On January 30, 2004, the Florida Agency for Workforce Innovation’s Office of the Inspector General issued a report on its review of services we provide to Florida’s workforce development system. The report covered our workforce services in 13 Florida workforce regions and noted concerns in three regions with errors and possible irregularities related to accuracy and validity of customer case records maintained by our staff. According to the report, the U.S. Department of Labor has stated its intent to conduct a separate investigation of these issues in this region, and that until this U.S. Department of Labor investigation is completed, it may not be appropriate for the region to pursue a monetary settlement with us. The Inspector General’s report also states that during the 2002-03 contract period for Region 23, which covers Dade and Monroe counties, we were paid $7 million in total fees, with $1.4 million or 20% of the total fees representing performance-based payments. The report identified possible false job placements and wage manipulation, upon which certain performance payments could have been based. The Inspector General requested that ACS provide a written action plan within 30 days describing how ACS will correct the identified deficiencies. The workforce services contract for this region expired on June 30, 2003 and was not renewed. Our annual revenue from all of our Florida workforce contracts is approximately $44 million. We are currently investigating the report findings and intend to respond in a timely manner.

We have been made aware that the SEC recently requested the Independent Monitoring Office of the South Florida Workforce to voluntarily submit to the SEC any information that it may have obtained in connection with its audit of our contracts. Upon learning of that request, we have contacted the SEC and advised them that we intend to cooperate fully in connection with their informal inquiry.

At this stage of our investigation, the U.S. Department of Labor’s investigation and the SEC’s informal inquiry, we are unable to express an opinion as to the outcome of this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)	Exhibits

Reference is made to the Index to Exhibits beginning on page 30 for a list of all exhibits filed as part of this report.

b.)	Reports on Form 8-K

1.	On October 21, 2003, the Company filed a Current Report on Form 8-K (dated as of October 21, 2003) for the purpose of furnishing the earnings press release, announcing the telephone conference and webcast to disclose the Company’s financial results and disclosing the location of the Company’s Supplementary Financial Information used during the conference for the quarter ended September 30, 2003.

2.	On October 27, 2003, the Company filed a Current Report on Form 8-K (dated as of October 21, 2003) for the purpose of furnishing the transcript of the Company’s presentation during the telephone conference disclosing the Company’s financial results, the questions and answers following the presentation and furnishing a copy of the slides presented during the telephone conference on the Company’s website.

3.	On November 4, 2003, the Company filed a Current Report on Form 8-K (dated as of November 4, 2003) for the purpose of announcing the commencement of services under a new human resources servicing contract with General Motors Corporation.

4.	On November 21, 2003, the Company filed a Current Report on Form 8-K (dated as of November 20, 2003) for the purpose of announcing that the Company has been selected by the U.S Department of Education as the winner of the Common Services for Borrowers contract and reaffirmed its full-year, fiscal 2004 financial guidance.

5.	On November 26, 2003, the Company filed a Current Report on Form 8-K (dated as of November 25, 2003) for the purpose of announcing that it had closed the divestiture of a portion of its Federal business to Lockheed Martin and the acquisition of Lockheed Martin’s commercial information technology outsourcing business.

6.	On December 9, 2003, the Company filed a Current Report on Form 8-K/A (dated as of November 25, 2003) for the purpose of amending its Current Report on Form 8-K dated November 25, 2003 (filed November 26, 2003) to include Item 7(b) Pro Forma Financial Information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of February, 2004.

AFFILIATED COMPUTER SERVICES, INC.

By:	/s/ Warren D. Edwards Warren D. Edwards Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate Of Correction to Certificate of Amendment of the Company, dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3*	Bylaws of the Company, as amended and in effect on September 11,2003.

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between the Company and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).

4.3	Indenture, dated as of February 21, 2001, between the Company, as Issuer, and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006 (filed as Exhibit 4.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated February 21, 2001, by and between the Company and Goldman, Sachs & Co., as representative of the several purchasers named therein relating to the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006 (filed as Exhibit 4.4 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

4.5	Specimen Note for the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006 (filed as Exhibit 4.2 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

4.6	Amendment No. 1 to First Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between the Company and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).

4.7	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.2)).

10.1*	Amendment to Supplemental Executive Retirement Agreement, dated November 13, 2003 between the Company and Darwin Deason.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

* Filed herewith