Form 10-Q
period 2004-03-31
AFFILIATED COMPUTER SERVICES INC
filed 2004-05-17
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X     No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	May 13, 2004
Class A Common Stock, $.01 par value	122,798,508
Class B Common Stock, $.01 par value	6,599,372

129,397,880

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	June 30,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$39,023	$51,170
Accounts receivable, net	841,158	835,478
Inventory	5,641	6,245
Other current assets	98,523	86,605

Total current assets	984,345	979,498

Property, equipment and software, net	506,428	478,212
Goodwill, net	1,958,291	1,905,878
Intangibles, net	286,261	265,091
Other long-term assets	78,946	70,026

Total assets	$3,814,271	$3,698,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,570	$58,376
Accrued compensation and benefits	102,904	132,027
Other accrued liabilities	320,499	272,578
Income taxes payable	40,913	17,057
Deferred taxes	31,272	26,054
Current portion of long-term debt	2,158	1,764
Current portion of unearned revenue	50,215	49,620

Total current liabilities	599,531	557,476

Convertible notes	—	316,990
Long-term debt	146,200	181,350
Deferred taxes	213,717	176,484
Other long-term liabilities	54,968	37,217

Total liabilities	1,014,416	1,269,517

Stockholders’ equity:
Class A common stock	1,351	1,266
Class B common stock	66	66
Additional paid-in capital	1,705,195	1,358,418
Accumulated other comprehensive income, net	(2,306)	(971)
Retained earnings	1,509,993	1,070,409
Treasury stock	(414,444)	—

Total stockholders’ equity	2,799,855	2,429,188

Total liabilities and stockholders’ equity	$3,814,271	$3,698,705

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues	$1,009,432	$981,633	$3,043,946	$2,773,028

Expenses:
Wages and benefits	424,874	437,677	1,345,541	1,244,456
Services and supplies	269,352	266,751	806,278	737,437
Rent, lease and maintenance	107,780	90,135	300,630	261,414
Depreciation and amortization	47,881	37,899	131,508	109,758
Gain on sale of business	(493)	—	(284,839)	—
Other operating expenses	6,218	14,082	44,098	40,253

Total operating expenses	855,612	846,544	2,343,216	2,393,318

Operating income	153,820	135,089	700,730	379,710

Interest expense	3,714	6,051	14,259	19,252
Other non-operating (income) expense, net	(423)	1,844	(1,591)	3,733

Pretax profit	150,529	127,194	688,062	356,725

Income tax expense	50,783	47,701	248,478	133,775

Net income	$99,746	$79,493	$439,584	$222,950

Earnings per common share:
Basic	$0.76	$0.60	$3.33	$1.69

Diluted	$0.72	$0.57	$3.14	$1.60

Shares used in computing earnings per common share:
Basic	131,503	132,540	131,894	132,261
Diluted	139,348	143,657	141,717	143,301

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$439,584	$222,950

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,508	109,758
Gain on sales of businesses	(290,261)	(310)
Gain on long-term investments	(461)	—
Impairment of long-term investments	—	2,400
Tax benefit on stock options	15,680	10,068
Deferred income tax expense	51,367	83,778
Other non-cash activities	15,052	17,342
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(126,902)	(89,201)
Decrease in inventory	415	868
Increase in other current assets	(12,089)	(4,682)
Increase in other long-term assets	(14,731)	(3,389)
Increase (decrease) in accounts payable	4,233	(17,975)
Decrease in accrued compensation and benefits	(18,459)	(24,664)
Increase in other accrued liabilities	34,166	64,977
Change in income taxes payable	23,856	(11,946)
Increase in unearned revenue	9,489	7,394
Increase in other long-term liabilities	7,047	2,934

Total adjustments	(170,090)	147,352

Net cash provided by operating activities	269,494	370,302

Cash flows from investing activities:
Purchases of property, equipment and software, net	(166,171)	(153,543)
Payments for acquisitions, net of cash acquired	(235,128)	(53,002)
Proceeds from divestitures, net of transaction costs	583,370	4,974
Additions to other intangible assets	(23,582)	(35,744)
Additions to notes receivable	(2,790)	(3,157)
Proceeds received on notes receivable	4,432	8,267
Other	(3,556)	426

Net cash provided by (used in) investing activities	156,575	(231,779)

Cash flows from financing activities:
Proceeds from issuance of debt	808,025	690,362
Repayments of debt	(848,482)	(831,063)
Purchase of treasury shares	(414,444)	—
Proceeds from stock options exercised	18,766	6,365
Other	(2,081)	(2,597)

Net cash used in financing activities	(438,216)	(136,933)

Net increase (decrease) in cash and cash equivalents	(12,147)	1,590
Cash and cash equivalents at beginning of period	51,170	33,814

Cash and cash equivalents at end of period	$39,023	$35,404

Supplemental information of noncash financing activities
Conversion of 3.5% Convertible Notes to Class A Common Stock	$316,725	$—

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. (“ACS”) and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 500 company with more than 40,000 people providing business process and technology outsourcing solutions to commercial and government clients.

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

Based on the criteria set forth in Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), we have two reportable segments: Commercial and Government. The segments presented in prior periods differ from the current presentation. The sale of a majority of our Federal business in the second quarter of fiscal year 2004 necessitated an assessment of our reportable segments under SFAS 131. As a result, we combined our former State and Local Governments segment with the remainder of our Federal segment into our Government segment. Prior period reporting has been restated to conform to the new segment reporting.

Significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2003. For discussion of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2.	STOCK-BASED COMPENSATION

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for our stock-based compensation plans. Under APB 25, no compensation expense is recognized for our stock-based compensation plans since the exercise prices of awards under our plans are at the current market price of our stock on the date of grant. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date under those plans consistent with the fair value method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net Income
As reported	$99,746	$79,493	$439,584	$222,950
Less: Pro forma employee compensation cost of stock-based compensation plans, net of tax	5,328	4,427	15,185	12,680

Pro forma	$94,418	$75,066	$424,399	$210,270

Basic earnings per share
As reported	$0.76	$0.60	$3.33	$1.69
Pro forma	$0.72	$0.57	$3.22	$1.59
Diluted earnings per share
As reported	$0.72	$0.57	$3.14	$1.60
Pro forma	$0.69	$0.54	$3.10	$1.52

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	SALE OF FEDERAL BUSINESS

Effective November 1, 2003, we completed the sale of a majority of our Federal government business to Lockheed Martin Corporation (the “Divested Federal Business”) for approximately $651 million, which included a cash payment of $588 million at closing and $70 million payable pursuant to a five-year non-compete agreement, less a working capital settlement of $7 million paid in the third quarter of fiscal year 2004. Assets sold were approximately $349.0 million and liabilities assumed by Lockheed Martin were approximately $68.1 million, both of which were primarily in the Government segment. We recognized a pretax gain of $284.3 million ($181.7 million, net of income tax) in the second quarter of fiscal year 2004. We recognized an additional pretax gain of $0.5 million ($0.3 million, net of income tax) in the third quarter of fiscal year 2004 due to our final working capital settlement with Lockheed Martin. The after tax proceeds from the divestiture were generally used to pay down debt; fund the acquisitions of Lockheed Martin’s commercial information technology outsourcing business, Patient Accounting Services Center, LLC and Truckload Management Services, Inc. (see Note 5); and fund our share repurchase program (see Note 6).

Revenues from the Divested Federal Business, which are primarily included in the Government segment, were approximately $173.8 million for the three months ended March 31, 2003, and $237.7 million and $504.3 million for the nine months ended March 31, 2004 and 2003, respectively. For fiscal year 2003, revenues from the Divested Federal Business were approximately $680 million. This divestiture excludes, among others, our Department of Education relationship, which during fiscal year 2003 had revenues of approximately $172 million. Additionally, our Commercial and Government operations will continue to serve as a subcontractor on portions of the Divested Federal Business.

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

In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation for $6.5 million in cash. We recognized a pretax gain of $5.4 million ($3.4 million, net of income tax) for this transaction. For the Hanscom Air Force Base contracts, we reported revenue in our Government segment of approximately $3.7 million and $5.4 million for the three months ended March 31, 2004 and 2003, and $16.7 million and $18.1 million for the nine months ended March 31, 2004 and 2003, respectively. For fiscal year 2003, revenues from the Hanscom Air Force Base relationship were approximately $25 million. We will indemnify ManTech with respect to the Department of Justice (“DOJ”) subpoena dated October 2002 related to purchasing activities at Hanscom during the period 1998-2000 (see Note 12).

The sales of both the Divested Federal Business to Lockheed Martin and the contracts associated with the Hanscom Air Force Base relationship now allow us to focus on our business process and information technology outsourcing service offerings in the commercial, state and local, and Federal education markets.

4.	CONVERTIBLE DEBT

On February 27, 2004, we completed the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Notes”). Holders of 99.9% of all the outstanding Notes converted their Notes to 23.0234 shares of our Class A common stock per $1,000 per principal amount of Notes in accordance with the procedures specified in the related indenture governing the Notes. As the result of such conversions, 7,291,983 shares of our Class A common stock were issued to such noteholders at the conversion price of $43.44 per share. The remaining Notes were redeemed in cash at 101.4% of the principal amount, resulting in a cash redemption of $269,000.

5.	ACQUISITIONS

In November 2003, we acquired Lockheed Martin Corporation’s commercial information technology outsourcing business, with annual revenues of approximately $240 million. The transaction was valued at $107 million less a working capital settlement of $6.9 million plus related transaction costs, with assets acquired of $151.4 million and liabilities assumed of $51.3 million. Included in the assets acquired are goodwill of $89.4 million, which is deductible for income tax purposes, and $26.8 million in intangible assets. The $26.8 million of intangible assets are attributable to customer relationships and non-compete agreements with useful lives ranging from 1 to 8 years, with an average anticipated useful life of approximately 5 years. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

acquisition, November 1, 2003. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

In January 2004, we completed the acquisition of Patient Accounting Services Center, LLC (“PASC”), a provider of revenue cycle management for healthcare providers, including billing, accounts receivables, and collection services. PASC generated revenues of approximately $68 million for the year ended December 31, 2003. The transaction was valued at approximately $95 million, excluding contingent consideration of a maximum of $25 million based on future financial performance, plus related transaction costs. We acquired assets of $104.3 million and assumed liabilities of $9.4 million. We recorded goodwill of $71.9 million, which is deductible for income tax purposes, and $9.3 million in intangible assets. The $9.3 million of intangible assets are attributable to customer relationships and non-compete agreements with useful lives of 5 years. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 3, 2004. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

In February 2004, we completed the acquisition of Truckload Management Services, Inc. (“TMI”), an expedited document processing and business process improvement services provider for the trucking industry. TMI had revenues of approximately $25 million for the year ended December 31, 2003. The transaction was valued at approximately $28 million, excluding contingent consideration of a maximum of $14 million based upon future financial performance, plus related transaction costs. We acquired assets of $30.2 million and assumed liabilities of $2.4 million. We recorded goodwill of $22.9 million, which is deductible for income tax purposes, and $2.5 million in intangible assets attributable to customer relationships and non-compete agreements with useful lives of 4 to 6 years, with an average anticipated useful life of approximately 6 years. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, February 1, 2004. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

6.	EQUITY

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our existing revolving credit facility. As of March 31, 2004, we had repurchased 8.3 million shares at a total cost of approximately $414.4 million. Through May 13, 2004, on a trade date basis, we have repurchased 12.6 million shares at a total cost of approximately $625.4 million of the total Board of Directors authorization.

On February 27, 2004, we completed the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Notes”). Holders of 99.9% of all the outstanding Notes converted their Notes to 23.0234 shares of our Class A common stock per $1,000 per principal amount of Notes in accordance with the procedures specified in the related indenture governing the Notes. As the result of such conversions, 7,291,983 shares of our Class A common stock were issued to such noteholders at the conversion price of $43.44 per share. The remaining Notes were redeemed in cash at 101.4% of the principal amount, resulting in a cash redemption of $269,000.

7.	GEORGIA CONTRACT

In 2001, we were awarded a contract by the Department of Community Health of the State of Georgia (“DCH”) to develop, implement and operate a system to administer health benefits to Georgia Medicaid recipients as well as state government employees (the “Georgia Contract”). This system development project is large and complex and anticipated the development of a system that would process both Medicaid and state employee claims. The Medicaid phase of this project was implemented on

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

April 1, 2003. Certain delays and operational issues were encountered in this phase. In January 2004, we agreed to a non-binding settlement in principle with DCH to settle claims that DCH and ACS had made against each other with respect to delays in the initial phase development. Under the tentative settlement terms, DCH would pay us approximately $9 million of $13 million in outstanding system development invoices, with the remaining $4 million to be paid in stages as certain system functionality is delivered (approximately $38.1 million of system development invoices were previously paid by DCH). DCH would also escrow an additional $11.8 million pending final certification of the payment system by the Center for Medicare/Medicaid Services, the governing Federal regulatory agency. In turn, we would pay DCH $10 million to compensate for system implementation delays and operational issues, which resulted in increased costs to DCH. Finally, we agreed to cancel Phase II of the contract, which called for integration of a health claims payment system for state employees with the Medicaid payment system and the membership enrollment management system. This tentative settlement is subject to completion of a definitive settlement agreement, which is expected to be finalized in the fourth quarter of fiscal year 2004. During the second quarter of fiscal year 2004, in connection with this tentative settlement, we recorded a $6.7 million reduction in revenue resulting from the change in our percentage-of-completion estimates primarily as a result of the termination of Phase II of the contract, a charge of $2.6 million to services and supplies associated with the accrual of wind-down costs associated with the termination of Phase II and an accrual of $10.0 million in other operating expenses that will be paid to DCH pursuant to the settlement in principle.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended March 31, 2004 are as follow (in thousands):

	Government	Commercial	Total
Balance as of June 30, 2003	$1,215,591	$690,287	$1,905,878
Divestiture activity	(136,307)	(6,434)	(142,741)
Acquisition activity	3,363	191,791	195,154

Balance as of March 31, 2004	$1,082,647	$875,644	$1,958,291

The sale of the Divested Federal Business necessitated an assessment of our reportable segments under SFAS 131. As a result, we combined our former State and Local Governments segment with the remainder of our Federal segment into our Government segment. Prior period reporting has been restated to conform to the new segment reporting.

Goodwill activity for the nine months ended March 31, 2004 was primarily due to the sale of the Divested Federal Business (see Note 3), fiscal year 2004 acquisitions (see Note 5) and contingent consideration due to former shareholders of prior acquisitions. Approximately 87% of our goodwill balance is deductible for tax purposes.

The following information relates to our other intangible assets (in thousands):

	March 31, 2004		June 30, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Acquired customer-related intangibles	$190,876	$(46,026)	$154,771	$(31,735)
Customer-related intangibles	134,909	(45,764)	139,667	(50,129)
All other	3,108	(1,642)	4,031	(2,314)

Total	$328,893	$(93,432)	$298,469	$(84,178)

Unamortized intangible asset:
Title plant	$50,800		$50,800

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate Amortization:
For the quarter ended March 31, 2004	$12,052
For the quarter ended March 31, 2003	9,246
For the nine months ended March 31, 2004	32,149
For the nine months ended March 31, 2003	26,313
Estimated amortization:
For the year ended June 30, 2004	$44,501
For the year ended June 30, 2005	44,084
For the year ended June 30, 2006	38,655
For the year ended June 30, 2007	34,417
For the year ended June 30, 2008	31,148

Amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $2.9 million and $2.2 million for the three months ended March 31, 2004 and 2003, respectively, and $7.9 million and $5.0 million for the nine months ended March 31, 2004 and 2003, respectively, is recorded as a reduction of related contract revenue. Amortization expense includes approximately $6.5 million and $4.2 million for acquired customer-related intangibles for the three months ended March 31, 2004 and 2003, respectively, and $15.8 million and $12.0 million for the nine months ended March 31, 2004 and 2003, respectively. Amortized intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 11 years, with a weighted average of approximately 8 years. The amortization period for all other intangible assets, including trademarks, ranges from 4 to 21 years, with a weighted average of 7 years.

9.	COMPREHENSIVE INCOME

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

The components of comprehensive income are as follows (in thousands):

	Three months ended		Nine Months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income	$99,746	$79,493	$439,584	$222,950
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax effect of $(880) and $(802), respectively)	(1,467)	—	(1,335)	—

Comprehensive income	$98,279	$79,493	$438,249	$222,950

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share,” the following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Numerator:
Numerator for basic earnings per share - Income available to common stockholders	$99,746	$79,493	$439,584	$222,950
Effect of dilutive securities:
Interest on 3.5% convertible debt, net of tax	1,088	2,054	5,196	6,163

Numerator for diluted earnings per share - Income available to common stockholders	$100,834	$81,547	$444,780	$229,113

Denominator:
Weighted average basic shares outstanding	131,503	132,540	131,894	132,261
Effect of dilutive securities:
3.5% convertible debt	4,350	7,298	6,323	7,298
Stock options	3,495	3,819	3,500	3,742

Total potential common shares	7,845	11,117	9,823	11,040

Denominator for weighted average diluted shares	139,348	143,657	141,717	143,301

Earnings per common share – basic	$0.76	$0.60	$3.33	$1.69

Earnings per common share – diluted	$0.72	$0.57	$3.14	$1.60

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	SEGMENT INFORMATION

As discussed in Note 1, the sale of the Divested Federal Business necessitated an assessment of our reportable segments under SFAS 131. As a result, we combined our former State and Local Governments segment with the remainder of our Federal segment into our Government segment. Prior period reporting has been restated to conform to the new segment reporting.

The following is a summary of certain financial information by reportable segment (in thousands):

	Government	Commercial	Corporate	Consolidated
Three Months Ended March 31, 2004
Revenues	$548,213	$461,219	$—	$1,009,432
Operating expenses (excluding depreciation and amortization)	435,040	359,130	14,054	808,224
Gain on sale of business	(493)	—	—	(493)
Depreciation and amortization	18,106	29,257	518	47,881

Operating income	$95,560	$72,832	$(14,572)	$153,820

Three Months Ended March 31, 2003
Revenues	$650,747	$330,886	$—	$981,633
Operating expenses (excluding depreciation and amortization)	538,132	262,323	8,190	808,645
Depreciation and amortization	17,412	19,789	698	37,899

Operating income	$95,203	$48,774	$(8,888)	$135,089

Nine Months Ended March 31, 2004
Revenues	$1,845,607	$1,198,339	$—	$3,043,946
Operating expenses (excluding depreciation and amortization)	1,526,836	930,558	39,153	2,496,547
Gain on sale of business	(284,839)	—	—	(284,839)
Depreciation and amortization	53,696	76,198	1,614	131,508

Operating income	$549,914	$191,583	$(40,767)	$700,730

Nine Months Ended March 31, 2003
Revenues	$1,862,867	$910,161	$—	$2,773,028
Operating expenses (excluding depreciation and amortization)	1,548,994	704,420	30,146	2,283,560
Depreciation and amortization	51,119	56,519	2,120	109,758

Operating income	$262,754	$149,222	$(32,266)	$379,710

12.	COMMITMENTS AND CONTINGENCIES

Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. At March 31, 2004, we serviced a FFEL portfolio of approximately 1.5 million loans with an outstanding principal balance of approximately $17.8 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. This reserve was approximately $3.8 million at March 31, 2004 and $4.2 million at June 30, 2003.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by 21 former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, “GSA/FTSA”). The GSA/FTSA employees alleged that they were entitled to the value of 803,082 shares of our stock (adjusted for February 2002 stock split) pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former technology outsourcing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which included attorneys’ fees and pre-judgment interest. The judgment was appealed by the plaintiffs and us and the appellate process has now been concluded. As a result of the appeals, the trial court’s judgment has been reversed and the case has been remanded to the trial court for further proceedings, except that the trial court judgment was affirmed in part as to one of the plaintiffs and the trial court’s dismissal of certain of our affirmative defenses was upheld. The amount of the judgment the state district court should award the one plaintiff, whose judgment was upheld, is in dispute because the parties do not agree on the applicable pre-judgment interest rate to be applied by the court. This judgment amount should not exceed approximately $1.6 million and, as of March 31, 2004, we have accrued an amount we believe is appropriate for this judgment. We continue to believe that we have a meritorious defense to all or a substantial portion of the remaining plaintiffs’ claims despite the dismissal of certain of our affirmative defenses and, accordingly, have not accrued any amount on our balance sheet related to the remaining claims.

One of our subsidiaries, ACS Defense, Inc., and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery – Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the DOJ’s inquiry was approximately $25 million for the fiscal year ended June 30, 2003, and approximately $16.7 million for the nine months ended March 31, 2004, representing approximately 0.7% of our revenue for fiscal year 2003 and 0.5% for the nine months ended March 31, 2004. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation, however, we will indemnify ManTech with respect to this DOJ subpoena. We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome. See Note 3 for a discussion of the sale of the contracts associated with the Hanscom Air Force Base relationship.

Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. The inquiry concerns the teaming arrangement between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS and Tier, as a subcontractor to ACS SLS, in New York, Illinois and Ohio. Our annual revenue from these three contracts will be approximately $70 million when the services are fully implemented, representing approximately 1.8% of our annual revenue. Our teaming arrangement also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s recent filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which expired in June 2003. In a related matter, on January 30, 2004, the Florida Agency for Workforce Innovation Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions served by ACS SLS, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services contracts amount to approximately 1% of our total annual revenue. The OIG reviewed approximately 4,000 data elements and identified a potential of 488 possible data conflicts. In March 2004 we filed our response to the OIG report. With the assistance of outside experts, we reviewed the report and each possible data conflict and determined that two-thirds of the possible data conflicts were, in fact, not errors, but one-third were confirmed errors resulting in an error rate of 4%, a rate which is not unexpected given the manual processes involved in these services and the fact that we must rely on employers to report accurate data. We have not received a response from the OIG to our March 2004 submission. We had previously identified problems in the operation of our Miami-Dade workforce operation, which resulted in the removal of three individuals from employment. As part of our response to the OIG report, we submitted a comprehensive action plan with recommendations to enhance our data integrity and operational controls on workforce contracts and to prevent a reoccurrence of these problems. The Securities and Exchange Commission (“SEC”) is conducting an informal investigation into the matters covered by the OIG’s report. We are continuing our previously announced internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the government and regulatory agencies in their investigations. At this stage of these investigations, we are unable to express an opinion as to the likely outcome of the investigations.

In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

13.	NEW ACCOUNTING STANDARDS

In December 2003, the SEC issued SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”). SAB 104 updates existing Staff Accounting Bulletin Topic 13 “Revenue Recognition” to be consistent with recently issued guidance, primarily Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. We do not believe that SAB 104 will a material impact on our financial position or results of operations.

14.	SUBSEQUENT EVENTS

In April 2004, we acquired etravelexperts, LLC. etravelexperts had annual revenue of approximately $15 million and provides electronic ticket fulfillment and related customer care for the airline industry and travel websites. The purchase price of approximately $17 million, excluding contingent consideration of a maximum of $4 million based upon future financial performance, was funded from our existing cash on hand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of Private Securities Litigation Reform Act of 1995). While management has based any forward-looking statements contained herein on its current expectations, the information on which such expectations were based may change. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of risks, uncertainties, and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. Such risks, uncertainties, and other factors include, but are not necessarily limited to, those set forth under the caption “Risks Related to our Business.” In addition, we operate in a highly competitive and rapidly changing environment, and new risks may arise. Accordingly, investors should not place any reliance on forward-looking statements as a prediction of actual results. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). However, we believe that certain non-GAAP financial measures and ratios, used in managing our business, may provide users of this financial information with additional meaningful comparisons between current results and prior reported results. Certain of the information set forth herein and certain of the information presented by us from time to time (including free cash flow and internal revenue growth) may constitute non-GAAP financial measures within the meaning of Regulation G adopted by the Securities and Exchange Commission (“SEC”). We have presented herein and we will present in other information we publish that contains any of these non-GAAP financial measures a reconciliation of these measures to the most directly comparable GAAP financial measure. The presentation of this additional information is not meant to be considered in isolation or as a substitute for comparable amounts determined in accordance with generally accepted accounting principles.

GENERAL

We are a Fortune 500 company with more than 40,000 people providing business process and technology outsourcing solutions to commercial and government clients. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.

During the quarter ended March 31, 2004, we signed contracts with new clients and incremental business with existing clients representing $145.7 million of annualized recurring revenue. The Commercial segment contributed 79% of the new contract signings and the Government segment contributed 21% of the new contract signings. For the nine months ended March 31, 2004, we signed contracts with new clients and incremental business with existing clients representing $439.4 million of annualized recurring revenue, which includes $25.2 million related to a majority of the Federal business sold in November 2003 (the “Divested Federal Business”). We define new business signings as recurring revenue from new contracts, including the incremental portion of renewals, signed during the period and represents the estimated annual recurring revenues, as measured under GAAP, to be recorded under that contract after full implementation of our services.

In November 2003, we completed the sale of the Divested Federal Business to Lockheed Martin Corporation for approximately $651 million, which included a cash payment of $588 million at closing and $70 million payable pursuant to a five-year non-compete agreement, less a working capital settlement of $7 million paid in the third quarter of fiscal year 2004. Assets sold were approximately $349.0 million and liabilities assumed by Lockheed Martin were approximately $68.1 million, both of which were primarily in the Government segment. We recognized a pretax gain of $284.3 million ($181.7 million, net of income tax) in the second quarter of fiscal year 2004. We recognized an additional pretax gain of $0.5 million ($0.3 million, net of income tax) in the third quarter of fiscal year 2004 due to our final working capital settlement with Lockheed Martin. We incurred $9.8 million ($6.2 million, net of income tax) for compensation costs associated with former Federal employees, which is reflected in wages and benefits. The after tax proceeds from the divestiture were generally used to pay down debt; fund the acquisitions of Lockheed Martin’s commercial information technology outsourcing business, Patient Accounting Services Center, LLC and Truckload Management Services, Inc.; and fund our share repurchase program. Revenues from the Divested Federal Business, which are primarily included in the Government segment, were approximately $173.8 million for the three months ended March 31, 2003, and $237.7 million and $504.3 million for the nine months ended March 31, 2004 and 2003, respectively. For fiscal year 2003, revenues from the Divested Federal Business were $680 million. This divestiture excludes, among others, our Department of Education relationship, which during fiscal year 2003 had revenues of approximately $172 million. Additionally, our Commercial and Government operations will continue to serve as a subcontractor on portions of the Divested Federal Business.

In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation for $6.5 million in cash. We recognized a pretax gain of $5.4 million ($3.4 million, net of income tax) for this transaction. For the Hanscom Air Force Base contracts, we reported revenue in our Government segment of approximately $3.7 million and $5.4 million for the three months ended March 31, 2004 and 2003, and $16.7 million and $18.1 million for the nine months ended March 31, 2004 and 2003, respectively. For fiscal year 2003, revenues from the Hanscom Air Force Base relationship were approximately $25 million. We will indemnify ManTech with respect to the Department of Justice (“DOJ”) subpoena dated October 2002 related to purchasing activities at Hanscom during the period 1998-2000 (see Part II, Item 1. Legal Proceedings).

The sales of the Divested Federal Business to Lockheed Martin and the contracts associated with the Hanscom Air Force Base relationship now allow us to focus on our business process and information technology outsourcing service offerings in the commercial, state and local, and Federal education markets.

In November 2003, we acquired Lockheed Martin Corporation’s commercial information technology outsourcing business, with annual revenues of approximately $240 million. With this acquisition, we acquired four U.S. data centers, approximately 1,000 employees, and a diverse client base representing the manufacturing, automotive, retail, financial services, and communications industries. The transaction was valued at $107 million less a working capital settlement of $6.9 million, plus related transaction costs, with assets acquired of $151.4 million and liabilities assumed of $51.3 million. Included in assets acquired are goodwill of $89.4 million, which is deductible for income tax purposes, and $26.8 million in intangible assets. The $26.8 million of intangible assets are attributable to customer relationships and non-compete agreements with useful lives ranging from 1 to 8 years, with an average anticipated useful life of approximately 5 years. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, November 1, 2003. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

In November 2003, we were awarded by the U.S. Department of Education (the “Department”) the Common Services for Borrowers contract. This contract includes comprehensive loan servicing, loan consolidation, and portfolio management services. The new, five-year base contract replaced our existing contract with the Department and will integrate a number of services, which will allow the Department to increase service quality while saving overall program costs. The contract is estimated at more than $1 billion in revenue over the five-year period and is effective January 1, 2004. The contract also includes provisions for up to five, one-year extensions.

In January 2004, we completed the acquisition of Patient Accounting Services Center, LLC (“PASC”), a provider of revenue cycle management for healthcare providers, including billing, accounts receivables, and collection services. PASC generated revenues of approximately $68 million for the year ended December 31, 2003. The transaction was valued at $95 million, excluding contingent consideration of a maximum of $25 million based on future financial performance, plus related transaction costs. We acquired assets of $104.3 million and assumed liabilities of $9.4 million. We recorded goodwill of $71.9 million, which is deductible for income tax purposes, and $9.3 million in intangible assets. The $9.3 million intangible assets are attributable to customer relationships and non-compete agreements with useful lives of 5 years. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 3, 2004. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

In February 2004, we completed the acquisition of Truckload Management Services, Inc. (“TMI”), an expedited document processing and business process improvement services provider for the trucking industry. TMI had revenues of approximately $25 million for the year ended December 31, 2003. The transaction was valued at $28 million, excluding contingent consideration of a maximum of $14 million based upon future financial performance, plus related transaction costs. We acquired assets of $30.2 million and assumed liabilities of $2.4 million. We recorded goodwill of $22.9 million, which is deductible for income tax purposes, and $2.5 million in intangible assets attributable to customer relationships and non-compete agreements with useful lives of 4 to 6 years, with an average anticipated useful life of approximately 6 years. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, February 1, 2004. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

On February 27, 2004, we completed the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Notes”). Holders of 99.9% of all the outstanding Notes converted their Notes to 23.0234 shares of our Class A common stock per $1,000 per principal amount of Notes in accordance with the procedures specified in the related indenture governing the Notes. As the result of such conversions, 7,291,983 shares of our Class A common stock were issued to such noteholders at the conversion price of $43.44 per share. The remaining Notes were redeemed in cash at 101.4% of the principal amount, resulting in a cash redemption of $269,000.

In 2001, we were awarded a contract by the Department of Community Health of the State of Georgia (“DCH”) to develop, implement and operate a system to administer health benefits to Georgia Medicaid recipients as well as state government employees (the “Georgia Contract”). This system development project is large and complex and anticipated the development of a system that would process both Medicaid and state employee claims. The Medicaid phase of this project was implemented on April 1, 2003. Certain delays and operational issues were encountered in this phase. In January 2004, we agreed to a non-binding settlement in principle with DCH to settle claims that DCH and ACS had made against each other with respect to delays in the initial phase development. Under the tentative settlement terms, DCH would pay us approximately $9 million of $13 million in outstanding system development invoices, with the remaining $4 million to be paid in stages as certain system functionality is delivered (approximately $38.1 million of system development invoices were previously paid by DCH). DCH would also escrow an additional $11.8 million pending final certification of the payment system by the Center for Medicare/Medicaid Services, the governing Federal regulatory agency. In turn, we would pay DCH $10 million to compensate for system implementation delays and operational issues, which resulted in increased costs to DCH. Finally, we agreed to cancel Phase II of the contract, which called for integration of a health claims payment system for state employees with the Medicaid payment system and the membership enrollment management system. This tentative settlement is subject to completion of a definitive settlement agreement, which is expected to be finalized in the fourth quarter of fiscal year 2004. During the second quarter of fiscal year 2004, in connection with this tentative settlement, we recorded a $6.7 million reduction in revenue resulting from the change in our percentage-of-completion estimates primarily as a result of the termination of Phase II of the contract, a charge of $2.6 million to services and supplies associated with the accrual of wind-down costs associated with the termination of Phase II and an accrual of $10.0 million in other operating expenses that will be paid to DCH pursuant to the settlement in principle.

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our existing revolving credit facility. As of March 31, 2004, we had repurchased 8.3 million shares at a total cost of approximately $414.4 million. Through May 13, 2004, on a trade date basis, we have repurchased 12.6 million shares at a total cost of approximately $625.4 million of the total Board of Directors authorization.

On May 17, 2004, we announced that our outsourcing agreement with Gateway, Inc. is being terminated as a result of Gateway’s March 2004 acquisition of eMachines, Inc., which significantly changed its business strategy. The transition of the majority of the outsourcing operations back to Gateway will occur in the next 90 days. The outsourcing agreement contributed approximately $14 million and $22 million in revenue in the three and nine months ended March 31, 2004, respectively. Concurrent with the termination of our outsourcing relationship with Gateway, we will also be terminating our obligation to purchase products and services from Gateway (see “Liquidity and Capital Resources — Disclosures About Contractual Obligations and Commercial Commitments”).

REVENUE GROWTH

Consolidated internal revenue growth for the three and nine months ended March 31, 2004 was 14% and 16%, respectively. Internal revenue growth is measured as total revenue growth less acquired revenue from acquisitions and revenues from divested operations. Acquired revenue from acquisitions is based on pre-acquisition normalized revenue of acquired companies. We use the calculation of internal revenue growth to measure revenue growth excluding the impact of acquired revenues and the revenue associated with divested operations and believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. The following table sets forth the calculation of internal revenue growth (in thousands):

	Three months ended March 31,				Nine months ended March 31,
	2004	2003	$ Growth	Growth %	2004	2003	$ Growth	Growth %
Consolidated
Total Revenues	$1,009,432	$981,633	$27,799	3%	$3,043,946	$2,773,028	$270,918	10%
Less: Divestitures (1)	(3,654)	(179,135)	175,481		(254,471)	(522,408)	267,937

Adjusted	$1,005,778	$802,498	$203,280	25%	$2,789,475	$2,250,620	$538,855	24%

Acquired revenues (2)	$87,615	$—	$87,615	11%	$168,636	$—	$168,636	8%
Internal revenues	918,163	802,498	115,665	14%	2,620,839	2,250,620	370,219	16%

Total	$1,005,778	$802,498	$203,280	25%	$2,789,475	$2,250,620	$538,855	24%

Government
Total Revenues	$548,213	$650,747	$(102,534)	(16)%	$1,845,607	$1,862,867	$(17,260)	(1)%
Less: Divestitures (1)	(3,654)	(168,456)	164,802		(247,556)	(499,729)	252,173

Adjusted	$544,559	$482,291	$62,268	13%	$1,598,051	$1,363,138	$234,913	17%

Acquired revenues (2)	$11,531	$—	$11,531	2%	$21,838	$—	$21,838	1%
Internal revenues	533,028	482,291	50,737	11%	1,576,213	1,363,138	213,075	16%

Total	$544,559	$482,291	$62,268	13%	$1,598,051	$1,363,138	$234,913	17%

Commercial
Total Revenues	$461,219	$330,886	$130,333	39%	$1,198,339	$910,161	$288,178	32%
Less: Divestitures (1)	—	(10,679)	10,679		(6,915)	(22,679)	15,764

Adjusted	$461,219	$320,207	$141,012	44%	$1,191,424	$887,482	$303,942	34%

Acquired revenues (2)	$76,084	$—	$76,084	24%	$146,798	$—	$146,798	16%
Internal revenues	385,135	320,207	64,928	20%	1,044,626	887,482	157,144	18%

Total	$461,219	$320,207	$141,012	44%	$1,191,424	$887,482	$303,942	34%

(1)	Divested revenues are revenues of businesses divested as if the divestiture had occurred at the beginning of the period. Amounts presented are primarily related to the sale of the Divested Federal Business and the Hanscom contracts.

(2)	Acquired revenues are based on pre-acquisition normalized revenues of acquired companies.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%

Expenses:
Wages and benefits	42.1	44.6	44.2	44.9
Services and supplies	26.7	27.2	26.6	26.6
Rent, lease and maintenance	10.7	9.2	9.9	9.4
Depreciation and amortization	4.7	3.8	4.3	4.0
Gain on sale of business	—	—	(9.4)	—
Other operating expenses	0.6	1.4	1.4	1.4

Total operating expenses	84.8	86.2	77.0	86.3

Operating income	15.2	13.8	23.0	13.7

Interest expense	0.3	0.6	0.5	0.7
Other non-operating (income) expense, net	—	0.2	(0.1)	0.1

Pretax profit	14.9	13.0	22.6	12.9

Income tax expense	5.0	4.9	8.2	4.9

Net income	9.9%	8.1%	14.4%	8.0%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003

Revenues

In the third quarter of fiscal year 2004, our revenue increased $27.8 million, or 3%, to $1.0 billion from $981.6 million in the third quarter of fiscal year 2003. Revenues related to the Divested Federal Business and the Hanscom contracts were $3.7 million and $179.1 million in the quarters ended March 31, 2004 and 2003, respectively. Excluding the impact of the revenues related to the Divested Federal Business and the Hanscom contracts, revenues increased from $802.5 million in the third quarter of fiscal year 2003 to $1.0 billion in the third quarter of fiscal year 2004, or 25%. Internal revenue growth, excluding the impact of the revenues related to the Divested Federal Business and the Hanscom contracts, for the third quarter of fiscal year 2004 was 14%. The remainder of the growth was related to acquisitions.

Revenue in our Government segment, which represents 54% of consolidated revenue for the third quarter of fiscal year 2004, decreased $102.5 million, or 16%, to $548.2 million in the third quarter of fiscal year 2004 compared to the same period last year. Revenues related to the Divested Federal Business and the Hanscom contracts included in the Government segment were $3.7 million and $168.4 million for the quarters ended March 31, 2004 and 2003, respectively. Excluding the impact of the revenues related to the Divested Federal Business and the Hanscom contracts, total Government segment revenues grew 13% in the third quarter of fiscal year 2004 to $544.6 million from $482.3 million in the third quarter of fiscal year 2003. Internal revenue growth, excluding the impact of the revenues related to the Divested Federal Business and the Hanscom contracts, was 11% primarily due to increased revenues for our Texas Medicaid, New Jersey EZPass, and Department of Education contracts. These contracts collectively represent 71% of our internal growth for the period in this segment. The remaining growth was from acquisitions.

Revenue in our Commercial segment, which represents 46% of consolidated revenue for the third quarter of fiscal year 2004, increased $130.3 million, or 39%, to $461.2 million in the third quarter of fiscal year 2004 compared to the same period last year. Revenues related to the Divested Federal Business included in the Commercial segment were $10.7 million in the third quarter of fiscal year 2003. Excluding the impact of the revenues related to the Divested Federal Business, revenues grew 44% in the third quarter of fiscal year 2004 compared to the same period in fiscal year 2003. Internal revenue growth, excluding the impact of the revenues related to the Divested Federal Business, was 20% due primarily to the ramp up of new business including, among others, the General Motors, Miller Brewing, Trilegiant, Northwest Airlines, Gateway and Motorola contracts. These contracts collectively represent 56% of the internal growth for the period in this segment. The remaining growth was from acquisitions.

Operating Expenses

Wages and benefits decreased $12.8 million, or 2.9%, to $424.9 million. As a percentage of revenue, wages and benefits decreased 2.5% to 42.1% in the third quarter of fiscal year 2004 from 44.6% in the same quarter of fiscal year 2003. With the sale of the Divested Federal Business and the acquisition of the commercial information technology outsourcing business from Lockheed Martin our mix of business changed. The Divested Federal Business, which provided primarily system integration services to the Federal Government and its agencies, had a high proportion of labor related expenses to its revenues. The sale of the Divested Federal Business accounted for approximately one-half of the decrease in labor costs as a percentage of revenue. The acquisition of the commercial information technology outsourcing business from Lockheed Martin has a lower component of labor costs in its overall costs structure, accounting for the remainder of the period over period change as a percentage of revenue.

Services and supplies increased $2.6 million, or 1.0%, to $269.4 million. As a percentage of revenue, services and supplies decreased to 26.7% in the third quarter of fiscal year 2004 from 27.2% in the third quarter of fiscal year 2003. The Divested Federal Business utilized subcontractors in the performance of some of its contracts, and therefore the sale of this business was primarily responsible for the decrease as a percentage of revenue.

Rent, lease and maintenance increased $17.6 million, or 19.6%, to $107.8 million. As a percentage of revenue, rent, lease and maintenance increased to 10.7% in the third quarter of fiscal year 2004 from 9.2% in the third quarter of fiscal year 2003. This increase was primarily due to the sale of our Divested Federal Business in fiscal year 2004, which provided primarily system integration services to its clients. These services typically have a lower percentage of rent, lease and maintenance than information technology services, due to equipment costs incurred in our information technology services.

Depreciation and amortization increased $10.0 million, or 26.3%, to $47.9 million. As a percentage of revenue, depreciation and amortization increased 0.9%, to 4.7% due to capital expenditures and intangible additions.

Other operating expenses decreased $7.9 million, or 55.8%, to $6.2 million. As a percentage of revenue, other operating expenses decreased 0.8% to 0.6%. Included in other operating expenses in the third quarter of fiscal year 2004 is the $5.4 million gain recognized on the sale of the Hanscom contracts.

Interest expense

Interest expense decreased $2.3 million in the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003, primarily as a result of the conversion of our 3.5% Subordinated Convertible Notes to Class A common stock in the third quarter of fiscal year 2004.

Other non-operating (income) expense, net

Other non-operating (income) expense, net decreased $2.3 million in the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003 due to increased investment income in fiscal year 2004 .

Tax Expense

Our effective tax rate was approximately 33.7% in the third quarter of fiscal year 2004. In the third quarter of fiscal year 2004, we recognized $4.6 million of income tax credits related to prior years’ research and development costs and approximately $1.0 million of current year tax credits related to research and development costs. Our effective tax rate is below the 35% statutory rate due to these credits, offset by state income taxes.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2004 TO THE NINE MONTHS ENDED MARCH 31, 2003

Revenues

In the first nine months of fiscal year 2004, our revenue increased $270.9 million, or 10%, to $3.04 billion from $2.77 billion in the first nine months of fiscal year 2003. Revenues related to the Divested Federal Business and the Hanscom contracts were $254.5 million and $522.4 million in the nine months ended March 31, 2004 and 2003, respectively. Excluding the impact of the revenues related to the Divested Federal Business and the Hanscom contracts, revenues increased from $2.3 billion in the nine months ended March 31, 2003 to $2.8 billion in the nine months ended March 31, 2004, or 24%. Revenue in the nine months ended March 31, 2004 includes a $6.7 million reduction resulting from the change in our percentage-of-completion estimates on the Georgia Contract primarily as a result of the termination of Phase II of the contract, which was recognized in the second quarter of fiscal year 2004. Internal revenue growth, excluding the impact of the revenues related to the Divested Federal Business and the Hanscom contracts, for the nine months ended March 31, 2004 was 16%. The remainder of the growth was related to acquisitions.

Revenue in our Government segment, which represents 61% of consolidated revenue for the first nine months of fiscal year 2004, decreased $17.3 million, or 1%, to $1.8 billion in the first nine months of fiscal year 2004 compared to the same period last year. Revenues related to the Divested Federal Business and the Hanscom contracts included in the Government segment were $247.6 million and $499.7 million for the nine months ended March 31, 2004 and 2003, respectively. Excluding the impact of the revenues related to the Divested Federal Business and the Hanscom contracts, revenues grew 17% in the nine months ended March 31, 2004 to

$1.6 billion from $1.4 billion in the same period of fiscal year 2003. Revenue in the nine months ended March 31, 2004 includes a $6.7 million reduction resulting from the change in our percentage-of-completion estimates on the Georgia Contract primarily as a result of the termination of Phase II of the contract, which was recognized in the second quarter of fiscal year 2004. Internal revenue growth, excluding the impact of the revenues related to the Divested Federal Business and the Hanscom contracts, was 16%, due primarily to increased revenue in our Texas Medicaid, Department of Education, New Jersey EZPass, Florida Medicaid, Georgia Healthcare Partnership, and Ohio and Illinois child support payment processing contracts. These contracts collectively represent 73% of the internal growth for the period in this segment. The remainder of the growth is from acquisitions.

Revenue in our commercial segment, which represents 39% of consolidated revenue for the first nine months of fiscal year 2004, increased $288.2 million, or 32%, to $1.2 billion in the first nine months of fiscal year 2004 compared to the same period last year. Revenues related to the Divested Federal Business included in the Commercial segment were $6.9 million and $22.7 million in the nine months ended March 31, 2004 and 2003, respectively. Excluding the impact of the revenues related to the Divested Federal Business, revenues grew 34% in the nine months ended March 31, 2004 compared to the same period in fiscal year 2003. Internal revenue growth, excluding the impact of the revenues related to the Divested Federal Business, was 18% primarily due to the ramp up of new business including, among others, the Motorola, General Motors, Gateway, Ingram Micro, Miller Brewing, Northwest Airlines, and Trilegiant contracts. These contracts collectively represent 83% of the internal growth for the period in this segment. The remaining growth was from acquisitions.

Operating Expenses

Wages and benefits increased $101.1 million, or 8.1%, to $1.3 billion. As a percentage of revenue, wages and benefits decreased 0.7% to 44.2%. Included in wages and benefits were compensation costs of $9.8 million associated with former Federal employees, which were primarily stay bonuses and accelerated option vesting due to the sale. Excluding these costs, wages and benefits increased $91.3 million, or 7.3% in the nine months ended March 31, 2004 over the same period in fiscal year 2003 (calculated as the $101.1 million increase less $9.8 million compensation costs, divided by reported nine months ended March 31, 2003 wages and benefits costs) and therefore decreased to 43.9% as a percentage of revenue. The Divested Federal Business, which provided primarily system integration services to the Federal Government and its agencies, had a high proportion of labor related expenses to its revenues. The sale of the Divested Federal Business was primarily responsible for the decrease in labor costs as a percentage of revenue.

Rent, lease and maintenance increased $39.2 million, or 15.0%, to $300.6 million. As a percentage of revenue, rent, lease and maintenance increased 0.5%, to 9.9%. This increase was primarily due to the sale of our Divested Federal Business in fiscal year 2004, which provided primarily system integration services to its clients. These services typically have a lower percentage of rent, lease and maintenance than information technology services, due to equipment costs in our information technology services.

Depreciation and amortization increased $21.8 million, or 19.8%, to $131.5 million. Depreciation and amortization expense was positively impacted by approximately $6.2 million in the nine months ended March 31, 2004 as a result of the cessation of depreciation and amortization expense related to the assets held for sale in our Divested Federal Business. As a percentage of revenue, depreciation and amortization increased 0.3%, to 4.3% due to capital expenditures and intangible additions, offset by the cessation of depreciation and amortization discussed above.

Other operating expenses increased $3.8 million, or 9.6%, to $44.1 million. As a percentage of revenue, other operating expenses remained constant. Included in other operating expenses is the accrual for the $10.0 million settlement that will be paid to DCH pursuant to the agreement in principle discussed earlier, offset by the $5.4 million gain on the sale of the Hanscom contracts.

Interest expense

Interest expense decreased $5.0 million in the first nine months of fiscal year 2004 compared to the same period in fiscal year 2003, primarily as a result of the paydown of our revolving credit facility with the proceeds from the sale of the Divested Federal Business in fiscal year 2004 and the conversion of our 3.5% Subordinated Convertible Debt in the third quarter of fiscal year 2004.

Other non-operating (income) expense, net

Other non-operating (income) expense, net decreased $5.3 million in the first nine months of fiscal year 2004 compared to fiscal year 2003 due to increased investment income in fiscal year 2004 offset by $2.4 million of write-downs of long-term investments in fiscal year 2003.

Tax Expense

Our effective tax rate was approximately 36.1% for the nine months ended March 31, 2004. In the third quarter of fiscal year 2004, we recognized $4.6 million of income tax credits related to prior years’ research and development costs and approximately $1.0 million of current year tax credits related to research and development costs. In addition, the effective tax rate on the gain related to the sale of the Divested Federal Business was 36.1%. Our effective tax rate exceeds the 35% statutory rate due to state income taxes, offset by the items above.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing business operations through cash flows from operations and utilize excess cash flow combined with the issuance of debt and equity to finance our acquisition strategy. One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities.

During the nine months ended March 31, 2004, we generated approximately $269.5 million in cash flow from operations versus approximately $370.3 million in the same period in fiscal year 2003, a decrease of 27%. Our decrease in cash flow from operations was due primarily to the following factors: $88.1 million tax payment related to the sale of the Divested Federal Business (gross proceeds from the sale of the Divested Federal Business are reflected in cash flow from investing activities, but the tax payment related to the sale is required to be presented as a reduction in cash flows from operations); an increase in our unbilled accounts receivable related to our information technology system development and implementation services accounted for under the percentage-of-completion method of accounting, including HIPAA remediation work and Medicaid system implementations; and an increase in our billed accounts receivable as the result of fiscal year 2004 revenue growth; offset by a decrease in deferred tax expense primarily due to differences in timing of deductibility of amortization of customer related intangible assets as well as other tax and book differences.

The payments received from customers on our billed accounts receivables and the increase in such accounts receivable are reflected as a single component of our cash flow from operations, and the timing of collections of these receivables may have either a positive or negative impact on our liquidity. Therefore, we actively seek current collections of amounts due from customers.

Free cash flow was approximately $79.7 million for the first nine months of fiscal year 2004 versus approximately $181.0 million for the first nine months of fiscal year 2003. Free cash flow for the nine months ended March 31, 2004 was negatively impacted by the $88.1 million tax payment related to the sale of the Divested Federal Business. Free cash flow is measured as operating cash flows (net cash provided by operating activities, as reported in our consolidated statements of cash flows) less capital expenditures (purchases of property, equipment and software, net of sales, as reported in our consolidated statements of cash flows) less additions to other intangible assets (as reported in our consolidated statements of cash flows). We believe this free cash flow metric provides an additional measure of available cash flow after we have satisfied the capital expenditure requirements of our operations, and should not be taken in isolation to be a measure of cash flow available for us to satisfy all our obligations and execute our business strategies. We also rely on cash flows from investing and financing activities, which together with free cash flow, are expected to be sufficient for us to execute our business strategies. Our measure of free cash flow may not be comparable to similarly titled measures of other companies. The following table sets forth the calculations of free cash flow (in thousands):

	Nine months ended
	March 31,
	2004	2003
Net cash provided by operating activities	$269,494	$370,302
Purchases of property, equipment and software, net	(166,171)	(153,543)
Additions to other intangible assets	(23,582)	(35,744)

Free cash flow	$79,741	$181,015

During the nine months ended March 31, 2004, cash provided by investing activities was $156.6 million. This includes $583.4 million in the first nine months of fiscal year 2004 related to divestitures, primarily the sale of the Divested Federal Business, net of transaction costs. We used $235.1 million for acquisitions during the period, primarily the purchase of Lockheed Martin’s commercial information technology outsourcing business, PASC and TMI. Cash used for the purchase of property, equipment and software was $166.2 million for the first nine months of fiscal year 2004 versus $153.5 million in the same period in fiscal year 2003. Our capital expenditures were approximately 5.5% of total revenues for the nine months ended March 31, 2004 and 2003. We do not expect that the sale of the Divested Federal Business will have a significant impact on our capital expenditure needs in relation to new business signings and, as of the date of this filing, we anticipate that capital expenditures and additions to other intangible assets will be approximately 6% to 6.5% of revenues for fiscal year 2004.

During the first nine months of fiscal year 2004, cash used in financing activities was $438.2 million. Such financing activities include $414.4 million to repurchase 8.3 million shares of our common stock pursuant to our initial $500 million share repurchase program, and net repayments of debt of $40.5 million, primarily on our $875 million revolving credit facility. Proceeds generated by the sale of the Divested Federal Business were used to partially fund such activities.

At March 31, 2004, we had approximately $148.4 million of long-term debt outstanding including $143.6 million outstanding on our revolving credit facility. At March 31, 2004, we had approximately $580.6 million available on our $875.0 million revolving credit facility after giving effect to $150.8 million of outstanding letters of credit that secure certain contractual performance and other obligations. As of March 31, 2004, we were in compliance with the debt covenants under our revolving credit facility.

Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2004, $323.6 million of outstanding surety bonds and $110.0 million of outstanding letters of credit secured our performance of these contractual obligations with our clients. In addition, we had approximately $32.5 million of letters of credit outstanding which serve as collateral for our surety bond program and approximately $8.3 million of letters of credit which secure our medical insurance programs. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and revolving credit facility to respond to future requests for proposals.

On February 27, 2004, we completed the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Notes”). Holders of 99.9% of all the outstanding Notes converted their Notes to 23.0234 shares of our Class A common stock per $1,000 per principal amount of Notes in accordance with the procedures specified in the related indenture governing the Notes. As the result of such conversions, 7,291,983 shares of our Class A common stock were issued to such noteholders at the conversion price of $43.44 per share. The remaining Notes were redeemed in cash at 101.4% of the principal amount, resulting in a cash redemption of $269,000.

At March 31, 2004, we had cash and cash equivalents of $39.0 million compared to $51.2 million at June 30, 2003. Our working capital (defined as current assets less current liabilities) decreased $37.2 million to $384.8 million at March 31, 2004 from $422.0 million at June 30, 2003. Our current ratio (defined as total current assets divided by total current liabilities) was 1.6 and 1.8 at March 31, 2004 and June 30, 2003, respectively. Our debt to capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 5.0% and 17.1% at March 31, 2004 and June 30, 2003, respectively.

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our existing revolving credit facility. As of March 31, 2004, we had repurchased 8.3 million shares at a total cost of approximately $414.4 million. Through May 13, 2004, on a trade date basis, we have repurchased 12.6 million shares at a total cost of approximately $625.4 million of the total Board of Directors authorization.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS AS OF MARCH 31, 2004 (IN THOUSANDS):

	Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$143,600	$—	$143,600	$—	$—
Capital lease obligations	4,758	2,158	2,003	597	—
Operating leases	412,081	139,339	161,342	70,593	40,807
Purchase obligations	47,104	2,104	10,000	10,000	25,000

Total Contractual Cash Obligations	$607,543	$143,601	$316,945	$81,190	$65,807

	Amount of Commitment Expiration per Period
	Total Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$150,795	$150,795	$—	$—	$—
Surety Bonds	323,592	301,037	22,528	27	—

Total Commercial Commitments	$474,387	$451,832	$22,528	$27	$—

During the first nine months of fiscal year 2004, we entered into an agreement with a customer to purchase $50 million of products and services over a seven-year term, with a minimum purchase of $5 million annually, at prices consistent with the customer’s commercial pricing and discount guidelines. The customer with whom we had contracted to purchase products and services was Gateway, Inc. As discussed earlier, we have announced that our outsourcing agreement with Gateway is being terminated. Concurrent with the termination of our outsourcing relationship with Gateway, we will also be terminating our obligation to purchase products and services from Gateway.

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria. As of March 31, 2004, the maximum aggregate amount of the outstanding contingent payments to former shareholders of acquired entities is approximately $61.5 million. Upon satisfaction of the specified contractual criteria, a corresponding increase in goodwill would be recorded. During the third quarter of fiscal year 2004, we paid $8.2 million related to these obligations.

Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. At March 31, 2004, we serviced a FFEL portfolio of approximately 1.5 million loans with an outstanding principal balance of approximately $17.8 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. This reserve was approximately $3.8 million at March 31, 2004 and $4.2 million at June 30, 2003.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may result in materially different results under different assumptions and conditions. We believe that the following critical accounting policies used in the preparation of our consolidated financial statements involve significant judgments and estimates.

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

In fiscal year 2003, approximately 60% of our revenue was recognized based on transaction volumes, approximately 12% was related to time and material contracts, approximately 14% was related to cost reimbursable contracts, approximately 7% of our revenues were recognized using percentage-of-completion accounting and the remainder was fixed fee based, wherein our revenue is earned as we fulfill our performance obligations under the arrangements.

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

Revenues for business process outsourcing services are recognized as services are rendered, generally on the basis of the number of accounts or transactions processed. Information technology processing revenues are recognized as services are provided to the client, generally at the contractual selling prices of resources consumed or capacity utilized by our clients. Revenues from annual maintenance contracts are deferred and recognized ratably over the maintenance period. Revenues from hardware sales are recognized upon delivery to the client and when uncertainties regarding customer acceptance have expired.

Revenues on certain fixed price contracts where we provide information technology system development and implementation services are recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that are binding agreements between us and our customers in which we agree, for compensation, to perform a service to the customer’s specifications. These services require that we perform significant, extensive and complex design, development, modification and implementation activities for our customers’ systems. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with the agreement.

The percentage-of-completion methodology involves recognizing revenue using the percentage of services completed, on a current cumulative cost to total cost basis, using a reasonably consistent profit margin over the period. Due to the longer term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.

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

Valuation of goodwill and intangibles. Due to the fact that we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible expense we could incur as a result of an impairment. In addition, in connection with our revenue arrangements, we incur costs to originate contracts and to perform the transition and setup activities necessary to enable us to perform under the terms of the arrangement. We capitalize certain incremental direct costs in connection with these activities and amortize them over the term of the arrangement. From time to time, we also provide certain inducements to customers in the form of various arrangements, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth. We continually evaluate whether events and circumstances have occurred that indicate the balance of goodwill or intangible assets may not be recoverable. In evaluating impairment, we estimate the sum of expected future cash flows derived from the goodwill or intangible asset. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the SEC issued SAB 104. SAB 104 updates existing Staff Accounting Bulletin Topic 13 “Revenue Recognition” to be consistent with recently issued guidance, primarily EITF 00-21. We do not believe that SAB 104 will have a material impact on our financial position or results of operations.

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

Termination of all or a part of a contract by a client or deterioration of the financial condition of a client. We may be required to make significant capital investments in order to attract and retain large outsourcing agreements. The termination of all or a part of a client contract or the deterioration of the financial condition or prospects of a client has in the past, and may in the future, result in an impairment of the net book value of the assets recorded, including a portion of our intangible assets, and a reduction in our earnings and cash flow.

Competition. We expect to encounter additional competition as we address new markets and new competitors enter our existing markets. If we are forced to lower our pricing or if demand for our services decreases, our business, financial condition, results of operations, and cash flow may be materially and adversely affected. Some of our competitors have greater resources, and they may be able to use their resources to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their products and services. In addition, we must frequently compete with a client’s own internal business process and information technology capabilities, which may constitute a fixed cost for the client.

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

Government clients - termination rights, audits and investigations. A substantial portion of our revenues are derived from contracts with state and local governments and from contracts with the Department of Education. Governments and their agencies may terminate most of these contracts at any time, without cause. Also, our Department of Education contracts are subject to the approval of appropriations being made by the United States Congress to fund the expenditures to be made by the Federal government under these contracts. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flow. Further, the negative publicity that arises from findings in such audits, investigations or the penalties or sanctions therefore could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Budget deficits at, or fluctuations in the number of requests for proposals issued by, state and local governments and their agencies. A substantial portion of our revenues are derived from contracts with state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. Also, the number of requests for proposals issued by state and local government agencies is subject to fluctuation. While this has not had a material adverse impact on our results of operations through the third quarter of fiscal year 2004, it is unclear what impact, if any, these deficits may have on our future business, revenues, results of operations and cash flow.

International risks. Recently we have expanded our international operations and have also contemplated the acquisition of companies formed and operating in foreign countries. International operations and acquisitions are subject to a number of risks including, but not limited to the following - fluctuations in foreign currency exchange rates; licensing and labor counsel requirements; staffing key managerial positions; cultural differences; integration of companies, their management, and operations, which are located in distant locations; data privacy laws adopted by various countries in which ACS does business, including but not limited to member states of the European Union; general economic conditions in foreign countries; additional expenses and risks inherent in conducting operations in geographically distant locations; laws of those foreign countries; political instability; trade restrictions such as tariffs and duties or other controls affecting foreign operations, and other factors that may adversely affect our business, financial condition and operating results.

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

Servicing Risks. We service (for various lenders and under various service agreements) a portfolio of approximately $17.8 billion of loans made under the Federal Family Education Loan Program, which loans are guaranteed by a Federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have fixed rate and variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% change in interest rates would not have a material impact on our future earnings, fair value, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company, including the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2004. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of March 31, 2004, such disclosure controls and procedures are effective. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by 21 former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, “GSA/FTSA”). The GSA/FTSA employees alleged that they were entitled to the value of 803,082 shares of our stock (adjusted for February 2002 stock split) pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former technology outsourcing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which included attorneys’ fees and pre-judgment interest. The judgment was appealed by the plaintiffs and us and the appellate process has now been concluded. As a result of the appeals, the trial court’s judgment has been reversed and the case has been remanded to the trial court for further proceedings, except that the trial court judgment was affirmed in part as to one of the plaintiffs and the trial court’s dismissal of certain of our affirmative defenses was upheld. The amount of the judgment the state district court should award the one plaintiff, whose judgment was upheld, is in dispute because the parties do not agree on the applicable pre-judgment interest rate to be applied by the court. This judgment amount should not exceed approximately $1.6 million and, as of March 31, 2004, we have accrued an amount we believe is appropriate for this judgment. We continue to believe that we have a meritorious defense to all or a substantial portion of the remaining plaintiffs’ claims despite the dismissal of certain of our affirmative defenses and, accordingly, have not accrued any amount on our balance sheet related to the remaining claims.

One of our subsidiaries, ACS Defense, Inc., and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery – Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the DOJ’s inquiry was approximately $25 million for the fiscal year ended June 30, 2003, and approximately $16.7 million for the nine months ended March 31, 2004, representing approximately 0.7% of our revenue for fiscal year 2003 and 0.5% for the nine months ended March 31, 2004. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation, however, we will indemnify ManTech with respect to this DOJ subpoena. We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – General for a discussion of the sale of the contracts associated with the Hanscom Air Force Base relationship.

Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. The inquiry concerns the teaming arrangement between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS and Tier, as a subcontractor to ACS SLS, in New York, Illinois and Ohio. Our annual revenue from these three contracts will be approximately $70 million when the services are fully implemented, representing approximately 1.8% of our annual revenue. Our teaming arrangement also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s recent filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome.

On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which expired in June 2003. In a related matter, on January 30, 2004, the Florida Agency for Workforce Innovation Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions served by ACS SLS, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services contracts amount to approximately 1% of our total annual revenue. The OIG reviewed approximately 4,000 data elements and identified a potential of 488 possible data conflicts. In March 2004 we filed our response to the OIG report. With the assistance of outside experts, we reviewed the report and each possible data conflict and determined that two-thirds of the possible data conflicts were, in fact, not errors, but one-third were confirmed errors resulting in an error rate of 4%, a rate which is not unexpected given the manual processes involved in these services and the fact that we must rely on employers to report accurate data. We have not received a response from the OIG to our March 2004 submission. We had previously identified problems in the operation of our Miami-Dade workforce operation, which resulted in the removal of three individuals from employment. As part of our response to the OIG report, we submitted a comprehensive action plan with recommendations to enhance our data integrity and operational controls on workforce contracts and to prevent a reoccurrence of these problems. The Securities and Exchange Commission (“SEC”) is conducting an informal investigation into the matters covered by the OIG’s report. We are continuing our previously announced internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the government and regulatory agencies in their investigations. At this stage of these investigations, we are unable to express an opinion as to the likely outcome of the investigations.

In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 27, 2004, we completed the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Notes”). Holders of 99.9% of all the outstanding Notes converted their Notes to 23.0234 shares of our Class A common stock per $1,000 per principal amount of Notes in accordance with the procedures specified in the related indenture governing the Notes. As the result of such conversions, 7,291,983 shares of our Class A common stock were issued to such noteholders at the conversion price of $43.44 per share. The remaining Notes were redeemed in cash at 101.4% of the principal amount, resulting in a cash redemption of $269,000.

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our existing revolving credit facility. As of March 31, 2004, we had repurchased 8.3 million shares at a total cost of approximately $414.4 million. Through May 13, 2004, on a trade date basis, we have repurchased 12.6 million shares at a total cost of approximately $625.4 million of the total Board of Directors authorization.

Repurchase activity for the quarter ended March 31, 2004 was as follows. Please refer to the discussion above for the cumulative repurchases under our share repurchase program.

				Maximum number (or
			Total number of	approximate dollar
			shares purchased as	value) of shares
			part of publicly	that may yet be
	Total number of	Average price paid	announced plans or	purchased under the
Period	shares purchased	per share	programs	plans or programs
January 1 – January 31, 2004	475,000	$55.8064	475,000	$264,252,637
February 1 – February 29, 2004	1,164,593	50.8730	1,164,593	205,006,284
March 1 – March 31, 2004	2,407,900	49.6075	2,407,900	85,556,430

Total – Quarter ended March 31, 2004	4,047,493	$50.6991	4,047,493	$85,556,430

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)	Exhibits

Reference is made to the Index to Exhibits beginning on page 32 for a list of all exhibits filed as part of this report.

b.)	Reports on Form 8-K

1.)	On January 20, 2004, the Company filed a Current Report on Form 8-K (dated as of January 20, 2004) for the purpose of furnishing the second quarter of fiscal year 2004 earnings press release, announcing the conference call to be hosted on the Company’s website to disclose the Company’s financial results and disclosing the location of the Company’s Supplementary Financial Information used during the conference call for the quarter ended December 31, 2003.

2.)	On January 23, 2004, the Company filed a Current Report on Form 8-K (dated as of January 20, 2004) for the purpose of furnishing the transcript of the Company’s presentation during the conference call hosted on the Company’s website disclosing the Company’s financial results, the questions and answers following the presentation and furnishing a copy of the slides presented during the conference call hosted on the Company’s website.

3.)	On January 28, 2004, the Company filed a Current Report on Form 8-K (dated as of January 27, 2004) to announce the redemption of the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006 and to furnish a copy of the Company’s press release regarding this matter.

4.)	On February 3, 2004, the Company filed a Current Report on Form 8-K (dated as of February 3, 2004) to announce the Company’s intent to respond in a timely manner to a report issued by the OIG on January 30, 2004 (the “Report”) and to furnish a copy of the Company’s press release regarding the Report.

5.)	On February 27, 2004, the Company filed a Current Report on Form 8-K (dated as of February 27, 2004) to announce that 99.9% of the holders of its 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Notes”) had converted their Notes to shares of the Company’s Class A Common Stock and to furnish a copy of the press release announcing the conclusion of the redemption of the Notes.

6.)	On March 23, 2004, the Company filed a Current Report on Form 8-K (dated as of March 22, 2004) to announce that its wholly owned subsidiary, ACS State & Local Solutions, Inc., recently filed its response to the OIG’s Report regarding certain workforce contracts in Florida, that it has received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida and to furnish a copy of the Company’s press release regarding these matters.

7.)	On March 31, 2004, the Company filed a Current Report on Form 8-K (dated as of March 31, 2004) to announce that it had been awarded a seven-year contract to provide information technology services to McDonald’s Corporation and to furnish a copy of the Company’s press release regarding this matter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of May, 2004.

AFFILIATED COMPUTER SERVICES, INC.
By:	/s/ Warren D. Edwards
Warren D. Edwards
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate Of Correction to Certificate of Amendment of the Company, dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Bylaws of the Company, as amended and in effect on September 11, 2003 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between the Company and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).

4.3	Indenture, dated as of February 21, 2001, between the Company, as Issuer, and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006 (filed as Exhibit 4.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated February 21, 2001, by and between the Company and Goldman, Sachs & Co., as representative of the several purchasers named therein relating to the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006 (filed as Exhibit 4.4 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

4.5	Specimen Note for the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006 (filed as Exhibit 4.2 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

4.6	Amendment No. 1 to First Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between the Company and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).

4.7	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.2)).

10.1*	Form of Severance Agreement, dated as of March 1, 2004, by and between Affiliated Computer Services, Inc. and each of Jeffrey A. Rich, Mark A. King, Warren D. Edwards, Lynn Blodgett, John Brophy and William L. Deckelman, Jr.

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

* Filed herewith