Form 10-K
period 2004-06-30
AFFILIATED COMPUTER SERVICES INC
filed 2004-09-13
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One	Annual Report Pursuant to Section 13 or 15(d) of the
[ X ]	Securities Exchange Act of 1934
For the fiscal year ended June 30, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from _____ to _____.
Commission file number 1-12665

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	[X]	No	[ ]

     As of September 8, 2004, 121,372,636 shares of Class A common stock and 6,599,372 shares of Class B common stock were outstanding. The aggregate market value of the Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of the last business day of the second quarter of fiscal year 2004 approximated $6,559,366,000.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement for the 2004 Annual Meeting - Part III are incorporated by reference herein.

AFFILIATED COMPUTER SERVICES, INC.

FORM 10-K
June 30, 2004

Part I
Item 1. Business	1
Item 2. Properties	8
Item 3. Legal Proceedings	8
Item 4. Submission of Matters to a Vote of Security Holders	10
Part II
Item 5. Market for Our Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6. Selected Consolidated Financial Data	13
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	32
Item 8. Financial Statements	33
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
Item 9A. Controls and Procedures	62
Part III
Item 10. Directors and Executive Officers of the Registrant	62
Item 11. Executive Compensation	62
Item 12. Security Ownership of Certain Beneficial Owners and Management	62
Item 13. Certain Relationships and Related Transactions	62
Item 14. Principal Accounting Fees and Services	62
Part IV
Item 15. Exhibits, Financial Statements and Reports on Form 8-K	62
401(k) Supplemental Plan, as amended
Subsidiaries of the Company
Consent of PricewaterhouseCoopers LLP
Consent of Value Incorporated
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Rule 13a-14(b)
Certification of CFO Pursuant to Rule 13a-14(b)

PART I

Item 1. Business

General

We are a Fortune 500 and S&P 500 company with approximately 43,000 employees providing business process and information technology outsourcing solutions to commercial and government clients. We were incorporated in Delaware on June 8, 1988 and are based in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.

Our services enable businesses and government agencies to focus on core operations, respond to rapidly changing technologies and reduce expenses associated with business processes and information processing. Our business strategy is to expand our client base and enhance our service offerings through both marketing and acquisitions. Our marketing efforts focus on developing long-term relationships with clients that choose to outsource mission critical business processes and information technology requirements. Our business expansion has been accomplished both from internal growth as well as through acquisitions. Since inception, our acquisition program has resulted in geographic expansion, growth and diversification of our client base, expansion of services and products offered, and increased economies of scale.

Revenues for fiscal year 2004 totaled $4.1 billion. We serve two primary markets, which include government and commercial clients. We are a leading provider of business process outsourcing and information technology outsourcing services to state and local governments. During fiscal year 2004, revenues from our Government segment accounted for approximately $2.4 billion, or 59% of our revenues. Effective November 1, 2003, we completed the sale of a majority of our Federal government business to Lockheed Martin Corporation (the “Divested Federal Business”) for approximately $649 million. Our fiscal year 2004 Government segment revenues include approximately $251.1 million of revenues related to operations divested through June 30, 2004, primarily related to our Divested Federal Business. We provide technology-based services with a focus on transaction processing and program management services such as child support payment processing, electronic toll collection, welfare and community services, and traffic violations processing. We also design, develop, implement, and operate large-scale health and human services programs and the information technology solutions that support those programs. Our Government segment includes our relationship with the United States Department of Education (the “Department”), for which we service Federal student loans, including the Department’s Direct Student Loan program, and which represents approximately 5% of our consolidated revenues.

Our Commercial segment accounted for approximately $1.7 billion, or 41% of our fiscal year 2004 revenues. We provide business process outsourcing, information technology outsourcing, and systems integration services to our commercial sector clients. These services are provided to a variety of clients nationwide, including manufacturers, healthcare providers and payors, retailers, wholesale distributors, utilities, higher education institutions, financial institutions, insurance, and transportation companies. Our business process outsourcing services include administration, human resources, finance and accounting, customer care, and payment services. Our information technology outsourcing services include mainframe, midrange, desktop, network, and web-hosting solutions. Our systems integration services include application development and implementation, applications outsourcing, technical support and training, as well as network design and installation services.

Market Overview

The demand for our services has grown substantially in recent years, and we believe that this will continue to increase in the future as a result of strategic, financial and technological factors. These factors include:

•	the desire of organizations to focus on their core competencies;

•	the increasing desire by organizations and governments to drive process improvements and improve the speed of and reduce the cost of execution;

•	the desire by organizations to have a workforce that is able to expand and contract in relation to their business volumes;

•	the increasing acceptance by organizations to utilize offshore resources for business process outsourcing;

•	the increasing complexity of information technology systems and the need to connect electronically with citizens, clients, suppliers, and other external and internal systems;

•	the increasing requirements for rapid processing of information and the instantaneous communication of large amounts of data to multiple locations; and

•	the desire by organizations to take advantage of the latest advances in technology without the cost and resource commitment required to maintain in-house systems.

Business Strategy

The key components of our business strategy include the following:

•	Expand Client Base - We seek to develop long-term relationships with new clients by leveraging our subject matter expertise, world-wide data manufacturing capabilities and infrastructure of information technology products and services. Our primary focus is to increase our revenues by obtaining new clients with recurring requirements for business process and information technology services.

•	Expand Existing Client Relationships - We seek to expand existing client relationships by increasing the scope and breadth of services we provide.

•	Build Recurring Revenues - We seek to enter into long-term relationships with clients to provide services that meet their ongoing business requirements while supporting their mission critical business process or information technology needs.

•	Provide Flexible Solutions - We offer custom-tailored business process and information technology solutions using a variety of proprietary and third-party licensed software on multiple hardware and systems software platforms and domestic and international workforces that are able to expand and contract in relation to clients’ business volumes.

•	Invest in Technology - We respond to technological advances and the rapid changes in the requirements of our clients by committing substantial amounts of our resources to the operation of multiple hardware platforms, the customization of products and services that incorporate new technology on a timely basis and the continuous training of our personnel.

•	Maximize Economies of Scale - Our strategy is to develop and maintain a significant client and account/transaction base to create sufficient economies of scale that enable us to achieve competitive costs.

•	Complete Strategic and Tactical Acquisitions - Our acquisition strategy is to acquire companies to expand the products and services we offer to existing clients, to obtain a presence in new, complementary markets and to expand our geographic presence.

•	Attract, Train and Retain Employees — We believe that attracting, training, and retaining high quality employees is essential to our growth. We seek to hire motivated individuals with strong character and leadership traits and provide them with ongoing technological and leadership skills training.

Segment Information

During the last three fiscal years, our revenues by segment were as follows (in thousands):

	Year ended June 30,
	2004	2003	2002
Government (1)	$2,428,029	$2,544,298	$2,105,585
Commercial (2)	1,678,364	1,242,908	957,333

Total Revenues	$4,106,393	$3,787,206	$3,062,918

(1)	Includes $251.1 million, $679.3 million and $633.7 million of revenues for fiscal years 2004, 2003 and 2002, respectively, from operations divested through June 30, 2004.

(2)	Includes $6.9 million, $30.2 million and $63.4 million of revenues for fiscal years 2004, 2003 and 2002, respectively, from operations divested through June 30, 2004.

Certain reclassifications have been made to the segment disclosures as the result of the sale of our Divested Federal Business. For further information on our segments, see Note 20 to our Consolidated Financial Statements.

Government

We are a leading provider of business process outsourcing and information technology outsourcing services to state and local governments. Approximately 59% of our fiscal year 2004 consolidated revenues were derived from contracts with government clients. Effective November 1, 2003, we completed the sale of a majority of our Federal government business to Lockheed Martin Corporation for approximately $649 million. Our fiscal year 2004 Government segment revenues include approximately $251.1 million of revenues related to operations divested through June 30, 2004, primarily related to our Divested Federal Business. Our Government segment includes our relationship with the U. S. Department of Education, for which we service Federal student loans, including the Department’s Direct Student Loan program, and which represents approximately 5% of our consolidated revenues. Our services help government agencies reduce operating costs, increase revenue streams and increase the quality of services to citizens. Government clients may terminate most of these contracts at any time, without cause, for convenience or lack of funding. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government.

Pricing for our services in the government market is generally determined based on the number of transactions processed, human services cases managed or, in instances where a systems development project is required, for example, in state healthcare, we generally price our services on a fixed fee basis for the development work.

State Healthcare

We design, develop, implement, and operate large-scale healthcare programs and the information technology solutions that support those programs. Today, we operate state Medicaid programs and administer state child health programs, covering approximately 18 million program recipients, process over 450 million Medicaid healthcare claims annually, and disburse more than $42 billion in provider payments. We also operate state pharmacy benefits management programs that assist states in controlling prescription drug costs, pharmacy intervention and surveillance, and the processing of drug claims. We operate state decision support systems that provide the capability to assist states with data collection, fraud and abuse detection and case management. We also assist states in bringing their health programs and information systems into compliance with the Health Insurance Portability and Accountability Act (“HIPAA”).

Children and Family Services

We are a major provider of child support payment processing services, including high volume remittance processing and disbursements, as well as associated employer outreach and customer service activities. Our services account for 52% of the nation’s child support collections as reported to the Federal government. Within the Children and Family Services area, we also provide electronic benefits transfer, which is the issuance of food stamps and cash benefits through magnetic stripe cards with redemption through point of sale devices (POS) and automated teller machines (ATM).

Transportation Systems and Services

We focus on three areas within our Transportation Systems and Services: Electronic Toll Collection, Motor Vehicle Services and Commercial Vehicle Operations. Within Electronic Toll Collection we offer toll agencies a complete array of services including the operation of the back-office customer service center as well as lane installation and integration. We currently operate the E-Z Pass programs in New Jersey and New York, the largest electronic toll collection programs in the world. Within Motor Vehicle Services, we assist states in the processing of fuel tax and registration revenues. We process approximately 30% of state-issued operating credentials and support the operations of more than 25% of the motor carriers operating in the United States. Within Commercial Vehicle Operations, we offer a nationwide network that electronically checks safety credentials and weighs trucks at highway speed, granting participating truckers authorization to bypass open weigh stations and ports-of-entry without stopping.

Municipal Services

We are a leading provider of full-service information technology outsourcing services to cities and counties throughout the United States. We provide to cities and local municipalities technology-based services and solutions with a focus on program management and transaction processing. We currently process approximately 70% of all parking violations in those cities among the 30 largest U.S. cities who outsource parking violation processing. Those services support the entire timeline of a violation, from citation issuance to final disposition, and include boot and tow programs, customer service, program management reviews, meter installation, maintenance and collections. Our public safety commitment further extends to emergency medical services billing and collections programs and red light photo and speed enforcement services. We provide photo enforcement systems and services to 15 of the 20 largest participating cities in North America. Additionally, we provide government records management via indexing and recording solutions to over 400 counties in 26 states. We offer court and juror management, processing and program management of court-ordered fines and fees, and administrative solutions and systems integration services to approximately 900 state and local clients and more than 800 courts, including the U.S. Federal Courts, eight statewide judicial systems, three U.S. territories, and six nations.

Welfare and Community Solutions

We provide management, operations and systems service offerings to local Workforce Development Boards and Coalitions, thereby creating a government-mandated, integrated One-Stop system linking job seekers and job providers in accordance with government mandated requirements. Through the operation of approximately 99 One-Stop centers across the country, we provide job-related service to assist economically disadvantaged individuals in securing and retaining employment and help employers find and retain potential employees.

Finance and Revenue Solutions

The ACS Unclaimed Property Clearinghouse is a leading provider of unclaimed property collection services, currently serving 49 states, the District of Columbia and Puerto Rico. During fiscal year 2004, we identified, reported and collected on behalf of these jurisdictions unclaimed assets owed to approximately 2.6 million owners.

U.S. Department of Education

Our largest contract is with the Department of Education. In November 2003, the Department awarded us the Common Services for Borrowers contract, which includes comprehensive loan servicing, consolidation loan processing, debt collection and portfolio management services. The new, five-year base contract replaced our existing contract with the Department and will integrate a number of services, which will allow the Department to increase service quality while saving overall program costs. The contract is estimated at more than $1 billion in revenue over the five-year period and was effective January 1, 2004. The contract also includes provisions for five one-year extensions. Annual revenues from this relationship represent approximately 5% of our fiscal year 2004 consolidated revenues.

Commercial

Within the Commercial segment, which comprises 41% of our fiscal year 2004 consolidated revenues, we provide our clients with business process outsourcing, information technology outsourcing and systems integration services. Our fiscal year 2004 Commercial segment revenues include approximately $6.9 million of revenues related to our Divested Federal Business.

Pricing for our services in the commercial market varies by type of service. For business process outsourcing services, we typically price these services on the basis of the number of accounts or transactions processed. Our information technology outsourcing services are normally priced on a resource utilization basis. Resources utilized include processing time, the number of desktops managed, professional services, data storage and retrieval utilization, and output media utilized. Our systems integration services are generally offered on a time and materials basis to existing long-term clients under short-term contractual arrangements.

Business Process Outsourcing

Our commercial business process outsourcing practice is focused in five major categories: administration, human resources, finance and accounting, customer care, and payment services. Within administration, we provide healthcare claims processing, mailroom services and total records management. Within human resources, we provide benefit claims processing, employee services call centers, benefits administration, employee relocation, training administration and learning services, payroll services, vendor administration, and employee assistance programs. Within finance and accounting, we provide revenue/invoicing accounting, disbursement processing, expense reporting, procurement, payroll, cash management, fixed asset accounting, tax processing, general ledger and other services associated with finance and accounting that are process and technology sensitive. Within customer care, we provide dispatch and activation services, call center services and technical support. Within payment services, we provide check and credit/debit card processing, loan origination and servicing, electronic benefits transfer, electronic funds transfer and clearinghouse services.

We receive client information in all media formats such as over the web, EDI, fax, voice, paper, microfilm, computer tape, optical disk, or CD ROM. Information is typically digitized upon receipt and sent through our proprietary workflow software, which is tailored to our clients’ process requirements. Utilizing network technology, we have developed expertise in transmitting data around the world to our international workforce. We have approximately 12,000 employees in Mexico, Guatemala, India, Ghana, Jamaica, Dominican Republic, Spain, Malaysia, Ireland, Germany and China, as well as several other countries, that support our commercial business process outsourcing services. A majority of our business process outsourcing workforce is compensated using performance-based metrics, and as a result, their individual compensation varies with our clients’ transaction volumes, together with the quality and productivity generated by the workforce.

Information Technology Outsourcing

We offer a complete range of information technology outsourcing solutions to commercial businesses desiring to improve the performance of their information technology organizations. Our target market for information technology outsourcing services consists of medium-to-large-sized commercial organizations with time-critical, transaction-intensive information processing needs. Our information technology outsourcing solutions include the delivery of information processing services on a remote basis from host data centers that provide processing capacity, network management and desktop support. Information processing services include mainframe, mid-range, desktop, network, and web-hosting solutions.

We provide our information technology outsourcing solutions through an extensive data center network. Our data center networks support our commercial and government clients. Our data centers and clients are connected via an extensive telecommunications network. We monitor and maintain local and wide area networks on a seven-day, 24–hour basis and provide shared hub satellite transmission service as an alternative to multi-drop and point-to-point hard line telecommunications networks.

Systems Integration Services

Our systems integration services include applications outsourcing, technical support and training, as well as network design and installation services. Our systems integration services include the development of web-based applications and web-enablement of information technology assets, allowing our clients to conduct business with their customers and business partners via the Internet. We also provide systems integration services to clients who are deploying client/server architectures, advanced networks and outsourcing legacy applications maintenance.

Revenues by Service Line

Our revenues by service line over the past three years are shown in the following table (in thousands):

	Year ended June 30,
	2004	2003	2002
Business process outsourcing	$3,017,699	$2,582,773	$1,942,865
Information technology outsourcing	694,890	492,848	441,249
Systems integration services	393,804	711,585	678,804

Total	$4,106,393	$3,787,206	$3,062,918

Client Base

We achieve growth in our client base through marketing and acquisitions of other business process and information technology services companies. We have a diverse client base. Within the Government segment, our clients include a wide variety of state governments, municipal governments and agencies and the U.S. Department of Education. Within the Commercial segment, we serve the major vertical markets that spend heavily on technology including the healthcare, insurance, retail, transportation, higher education, manufacturing and financial industries. Clients may be lost due to merger, business failure, or conversion to a competing processor or to an in-house system. Our business with government clients is subject to various risks, including the reduction or modification of contracts due to changing government needs and requirements. Government contracts, by their terms, generally can be terminated for convenience by the government, which means that the government may terminate the contract at any time, without cause.

For fiscal year 2004, after adjusting for $258 million of revenues related to operations divested during the year, approximately 89% of our revenues were recurring. We define recurring revenues as revenues derived from services that are used by our clients each year in connection with their ongoing businesses, and accordingly, exclude software license fees, short-term contract programming engagements, product installation fees, and hardware and software sales.

Our five largest clients accounted for approximately 14%, 13% and 14% of our fiscal years 2004, 2003 and 2002 revenues, respectively. Our largest client represents approximately 5% of our consolidated revenues.

Geographic information

Over 98% of our consolidated revenues for fiscal years 2004, 2003 and 2002 were derived from domestic clients. As of June 30, 2004 and 2003, approximately 94% and 96% of our long-lived assets, respectively, were located in the United States. Of our long-lived assets located outside the United States, the largest concentration is in Mexico, with approximately 1.5% and 1.8% of our total long-lived assets as of June 30, 2004 and 2003, respectively. Please see “Risks Related to Our Business” for a discussion of the risks associated with our international operations.

Competition

The markets for our services are intensely competitive and highly fragmented. We believe our competitive advantage comes from our use of world-class technology, subject matter expertise, process reengineering skills, proprietary software, global production model, productivity-based compensation and the price of services.

We compete in the government market by offering a broad range of outsourcing services. Competition in the government market is fragmented by line of services and we are a leading provider in most of the areas we serve. Competition in the government market is primarily Electronic Data Systems Corporation (“EDS”), Unisys Corp., Maximus, JP Morgan, Accenture, Citicorp, IBM, Tier Technologies, Transcore, and Convergys.

We compete in the commercial market by offering value added business process outsourcing services and information technology outsourcing services. The competition for our commercial outsourcing services includes EDS, Computer Sciences Corp., IBM, Hewlett Packard, CGI, Hewitt, Convergys, Accenture, Sourcecorp, Inc., Sallie Mae, Perot Systems and in-house departments performing the function we are seeking to outsource. The competition for our commercial business process outsourcing services is most often clients’ in-house departments currently performing the function that they are seeking to outsource. We may be required to purchase technology assets from prospective clients or to provide financial assistance to prospective clients in order to obtain their contracts. Many of our competitors have substantially greater resources and thus, may have a greater ability to obtain client contracts where sizable asset purchases, investments or financing support are required. To maintain competitive prices, we operate with low overhead and maintain a significant client and account/transaction base to achieve sufficient economies of scale.

In the future, competition could continue to emerge from large computer hardware or software providers as they shift their business strategy to include services. Competition has also emerged from European and Indian offshore service providers seeking to expand into North America and from large consulting companies seeking operational outsourcing opportunities. We are also beginning to see the convergence of information technology outsourcing and business process outsourcing. We believe that vendors such as ourselves who have the infrastructure and capabilities to provide both services will benefit the greatest from this emerging trend.

Sales and Marketing

We market our services through subject matter experts and field sales forces. In order to enhance our sales and marketing efforts, we seek to hire sales representatives who have significant technical and subject matter expertise in the industries to which they will be marketing. Many of our existing subject matter experts have served in the industries in which they are servicing. Our sales forces are focused on specific service offerings or vertical markets, allowing our representatives to keep abreast of technology and industry developments.

Employees

We believe that our success depends on our continuing ability to attract and retain skilled technical, marketing and management personnel. As of June 30, 2004, we had approximately 43,000 employees, including approximately 31,000 employed domestically, with the balance employed in our international operations. Of the domestic employees, approximately 200 are represented by unions. Approximately 1,800 of our international employees are represented by unions, primarily in Mexico. We have had no work stoppages or strikes by our employees. Management considers its relations with employees and union officials to be good. Please see “Risks Related to Our Business” for a discussion of the risks associated with our international operations.

As of June 30, 2004, approximately 31,000 employees provide services to our commercial clients and approximately 12,000 employees provide services to our government clients.

Code of Ethics for Senior Financial Officers and Corporate Governance Guidelines

Our Code of Ethics for Senior Financial Officers and our Corporate Governance Guidelines are posted on our internet website, www.acs-inc.com, under the Investor Relations and Corporate Governance captions. Information contained on our internet website is not incorporated by reference in this Annual Report on Form 10-K. These documents are also available free of charge to any stockholder upon written request to 2828 North Haskell Avenue, Dallas, Texas 75204, Attention: William L. Deckelman, Jr., Corporate Secretary.

U.S. Securities and Exchange Commission Reports

All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”) on or after May 14, 1996 are available free of charge through our internet website, www.acs-inc.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. Information contained on our internet website is not incorporated by reference in this Annual Report on Form 10-K. In addition, the SEC maintains an internet site containing reports, proxy and information statements, and other information filed electronically at www.sec.gov. You may also read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

Item 2. Properties

As of June 30, 2004, we have approximately 395 locations in the United States, of which 134 locations are occupied by Commercial operations, 260 locations are occupied by Government operations, and our company-owned facility in Dallas, Texas, which is occupied by primarily Commercial and Corporate functions. We also have 28 locations in 15 other countries, of which 24 locations are occupied by Commercial operations and 4 locations are occupied by Government operations. We own approximately 1.1 million square feet of real estate space and lease approximately 6.4 million square feet. The leases expire from calendar years 2004 to 2018 and we do not anticipate any significant difficulty in obtaining lease renewals or alternate space. Our executive offices are located in Dallas, Texas at a company-owned facility of approximately 630,000 square feet, which also houses a host data center and other operations. We believe that our current facilities are suitable and adequate for our business.

Item 3. Legal Proceedings

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by 21 former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, “GSA/FTSA”). The GSA/FTSA employees alleged that they were entitled to the value of 803,082 shares of our stock (adjusted for February 2002 stock split) pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former technology outsourcing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which included attorneys’ fees and pre-judgment interest. The judgment was appealed by the plaintiffs and us and the appellate process has now been concluded. As a result of the appeals, the trial court’s judgment was reversed and the case was remanded to the trial court for further proceedings, except that the trial court judgment was affirmed in part as to one of the plaintiffs and the trial court’s dismissal of certain of our affirmative defenses was upheld. The amount of the judgment for the one plaintiff whose judgment was upheld has been settled for $1.3 million. In August 2004, mediation was conducted which resulted in the settlement of claims of the other GSA/FTSA employees. As a result of this settlement, we accrued $10 million in other operating expenses in the fourth quarter of fiscal year 2004 related to this settlement and paid $10 million in full settlement of all claims of the other GSA/FTSA employees in August 2004.

One of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery – Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the DOJ’s inquiry was approximately $25 million for the fiscal year ended June 30, 2003, and approximately $17.2 million for the fiscal year ended June 30, 2004 representing approximately 0.7% of our revenue for fiscal year 2003 and 0.4% for fiscal year 2004. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to

ManTech International Corporation; however, we have agreed to indemnify ManTech with respect to this DOJ investigation. We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome. (See Note 2 of our Consolidated Financial Statements for a discussion of the sale of the contracts associated with the Hanscom Air Force Base relationship.)

Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. The inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio. Our fiscal year 2004 revenue from these three contracts was approximately $67 million, representing approximately 1.6% of our fiscal year 2004 revenue. Our teaming arrangement also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s recent filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome.

On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 1% of our total revenue. In March 2004 we filed our response to the OIG report. On May 20, 2004, at a meeting of the Workforce Florida, Inc. (“WFI”) Board of Directors which was attended by representatives of ACS SLS, which is our subsidiary performing these services, a representative of WFI, which is the principal workforce policy organization for the State of Florida and oversees and monitors the administration of the State’s workforce policy as well as the programs and services carried out by regional workforce boards and AWI, indicated that WFI did not see a systemic problem with the performance of these workforce services by ACS SLS and that it considered the issue closed. We were also advised in February 2004 that the SEC is conducting an informal investigation into the matters covered by the OIG’s report. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which expired in June 2003, and which were included in the OIG’s report. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a contract in Pinellas County in Florida for the period from January 1999 to March 2001, when the contract expired. We acquired this contract from Lockheed Martin Corporation in August 2001 or approximately five months after the expiration of the workforce contract in Pinellas County. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims under the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and which settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ, the SEC and DOL to produce documents in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome.

In June 2004, the Mississippi Department of Environmental Quality (“MDEQ”) issued a Notice of Violation to ACS Image Solutions, Inc., one of our subsidiaries, that alleges noncompliance with the Clean Water Act and the Federal Resource Conservation and Recovery Act. The alleged violations relate primarily to the operation of a permitted wastewater treatment system at the ACS Image Solutions in Flora, Mississippi from August 2001 to May 2004. We have implemented a number of remedial measures in response to the MDEQ’s concerns, including closing the specific operation that generated the wastewaters at issue. We responded to the Notice of Violation by letter dated July 19, 2004, and are currently working with the MDEQ toward a resolution of this matter. MDEQ has stated it will seek penalties. At this time, MDEQ has not provided us with an official penalty demand; however, we believe that any penalties assessed will be immaterial to our results of operations and liquidity.

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

PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ACS.” The following table sets forth the high and low sales prices of our Class A common stock for the last two fiscal years as reported on the NYSE.

	High	Low
Fiscal year ended June 30, 2004
First Quarter	$54.36	$42.10
Second Quarter	55.08	45.89
Third Quarter	57.96	47.72
Fourth Quarter	55.16	46.01

Fiscal year ended June 30, 2003
First Quarter	49.90	34.84
Second Quarter	54.00	32.70
Third Quarter	56.56	41.16
Fourth Quarter	53.00	40.01

On September 9, 2004, the last reported sales price of our Class A common stock as reported on the NYSE was $55.41 per share. As of that date, there were approximately 120,100 record holders of our Class A common stock and one record holder of our Class B common stock.

Between February 28, 2002 and March 31, 2004, we issued 1,055,968 shares of our Class A common stock to fifteen current or former employees or directors (collectively, the “optionees”) pursuant to the exercise of options granted under our 1988 Stock Option Plan in excess of the amount originally registered with the SEC on Form S-8 filed November 17, 1994 (Registration No. 33-86426). The exercise price of the options exercised ranged from $4.00 to $10.56 per share of Class A common stock and the aggregate exercise price of the options was $9.6 million. We believe the grant of the options and the subsequent issuance of the underlying securities to the optionees was exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or pursuant to Section 4(2) of the Securities Act. Each of the optionees had access to sufficient information regarding Affiliated Computer Services, Inc. required to make an informed investment decision and had the requisite sophistication to make an investment in our securities. In addition, some of the optionees are “accredited investors” as defined in Regulation D of the Securities Act.

Under the terms of our unsecured revolving credit facility we are allowed to pay cash dividends. However, any cash dividends paid must be included in our fixed charge covenant calculation under our unsecured revolving credit facility agreement. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant. We intend to retain earnings for use in the operation of our business and, therefore, did not pay cash dividends in the fiscal years ended June 30, 2004 and 2003 and do not anticipate paying any cash dividends in the foreseeable future.

The following table summarizes certain information related to our stock option and employee stock purchase plans.

Number of securities
	Number of securities		remaining available for
	to be issued upon		future issuance under
	exercise of	Weighted average	equity compensation plans
	outstanding options,	exercise price of	(excluding securities
	warrants and rights	outstanding options,	reflected in initial column)
Plan Category	as of June 30, 2004	warrants and rights	as of June 30, 2004
Equity compensation plans approved by security shareholders
Stock options	13,455,710	$33.04	3,927,478 (1)
Employee stock purchase plan	N/A	N/A	1,546,660
Equity compensation plans not approved by security shareholders	—	—	—

Total	13,455,710	$33.04	5,474,138

(1)	These plans consist of the 1988 Stock Option Plan and the 1997 Stock Incentive Plan. No additional shares can be issued under the 1988 Stock Option Plan. Upon exercise the holder is entitled to receive Class A common stock. Under our 1997 Stock Incentive Plan, as authorized by our shareholders pursuant to our November 14, 1997 Proxy Statement, the number of shares of our Class A common stock available for issuance is subject to increase by approval of our Board of Directors pursuant to a formula that limits the number of shares optioned, sold, granted or otherwise issued under the 1997 Stock Incentive Plan to current employees, consultants and non-employee directors to no more than 12.8% of our issued and outstanding shares of common stock.

On February 27, 2004, we completed the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Notes”). Holders of 99.9% of all the outstanding Notes converted their Notes to 23.0234 shares of our Class A common stock per $1,000 principal amount of Notes in accordance with the procedures specified in the related indenture governing the Notes. As the result of such conversions, approximately 7.3 million shares of our Class A common stock were issued to such noteholders at the conversion price of $43.44 per share. The remaining Notes were redeemed in cash at 101.4% of the principal amount, resulting in a cash redemption of $269,000.

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our existing revolving credit facility. As of June 30, 2004, we had repurchased approximately 15 million shares at a total cost of approximately $743.2 million. We have not repurchased any shares subsequent to June 30, 2004 through the date of this filing.

Repurchase activity for the quarter ended June 30, 2004 was as follows. Please refer to the discussion above for the cumulative repurchases under our share repurchase program.

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
Period	purchased	per share	or programs	programs
Inception through March 31, 2004	8,282,693	$50.04	8,282,693	$85,556,431

April 1 – April 30, 2004	1,282,121	49.42	1,282,121	772,200,211
May 1 – May 31, 2004	4,524,300	48.79	4,524,300	551,455,037
June 1 – June 30, 2004	903,300	49.43	903,300	506,802,627

Total – Quarter ended June 30, 2004	6,709,721	49.00	6,709,721	506,802,627

Inception through June 30, 2004	14,992,414	$49.57	14,992,414	$506,802,627

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. Please see the discussions, “Significant Developments – Fiscal years 2004, 2003 and 2002,” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the more significant business combinations that impact comparability, as well as the Notes to our Consolidated Financial Statements. All share and per share information is presented giving effect to the two-for-one stock split of our Class A and Class B common shares that occurred February 22, 2002 (in thousands, except per share amounts).

	As of and for the year ended June 30,
	2004		2003	2002(b)	2001	2000
Results of Operations Data:
Revenues (a)	$4,106,393		$3,787,206	$3,062,918	$2,063,559	$1,962,542
Net income (b), (c), (f)	$529,843	(c)	$306,842	$229,596	$134,292	$109,312
Earnings per share – basic (d)	$4.03	(c)	$2.32	$1.94	$1.35	$1.11
Earnings per share – diluted (d)	$3.83	(c)	$2.20	$1.76	$1.23	$1.03
Weighted average shares outstanding – basic (d)	131,498		132,445	118,646	99,758	98,487
Weighted average shares outstanding – diluted (d)	139,646		143,430	137,464	116,456	111,613
Balance Sheet Data:
Working capital	$406,854		$422,022	$388,476	$528,563	$413,632	(e)
Total assets	$3,907,242		$3,698,705	$3,403,567	$1,891,687	$1,656,446
Total long-term debt (less current portion)	$372,439		$498,340	$708,233	$649,313	$525,619
Stockholders’ equity	$2,590,487		$2,429,188	$2,095,420	$885,515	$711,377

(a)	Revenues from operations divested through June 30, 2004 were $258 million, $709.5 million, $697.1 million, $692.6 million and $847.5 million for fiscal years 2004, 2003, 2002, 2001 and 2000, respectively. Please see the discussion in “Significant Developments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of our Consolidated Financial Statements for a discussion of divestiture activity.

(b)	During fiscal year 2002, we acquired Lockheed Martin IMS Corporation and AFSA Data Corporation. Please see the discussion in “Significant Developments – Fiscal Year 2002” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of our Consolidated Financial Statements.

(c)	Please see the discussion in “Significant Developments – Fiscal Year 2004” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to our Consolidated Financial Statements for discussion of significant items which impacted fiscal year 2004 results of operations.

(d)	Please see Item 5 and Note 12 of our Consolidated Financial Statements for a discussion of our share repurchase program.

(e)	Working capital at June 30, 2000 included $180.3 million of receivables from the divestiture of business units prior to June 30, 2000, and $43.4 million of net assets held-for-sale from business units to be divested subsequent to June 30, 2000.

(f)	During fiscal years 2001 and 2000, we had after-tax goodwill amortization expense of $20.7 million and $18.8 million, respectively, which, beginning July 1, 2001, were no longer expensed under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). While management has based any forward-looking statements contained herein on its current expectations, the information on which such expectations were based may change. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of risks, uncertainties, and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. Such risks, uncertainties, and other factors include, but are not necessarily limited to, those set forth under the caption “Risks Related to our Business.” In addition, we operate in a highly competitive and rapidly changing environment, and new risks may arise. Accordingly, investors should not place any reliance on forward-looking statements as a prediction of actual results. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). However, we believe that certain non-GAAP financial measures and ratios, used in managing our business, may provide users of this financial information with additional meaningful comparisons between current results and prior reported results. Certain of the information set forth herein and certain of the information presented by us from time to time (including free cash flow and internal revenue growth) may constitute non-GAAP financial measures within the meaning of Regulation G adopted by the SEC. We have presented herein and we will present in other information we publish that contains any of these non-GAAP financial measures a reconciliation of these measures to the most directly comparable GAAP financial measure. The presentation of this additional information is not meant to be considered in isolation or as a substitute for comparable amounts determined in accordance with generally accepted accounting principles in the United States.

General

We derive our revenues from delivering comprehensive business process outsourcing and information technology outsourcing solutions to commercial and government clients. A substantial portion of our revenues is derived from recurring monthly charges to our customers under service contracts with initial terms that vary from one to ten years. For fiscal year 2004, after adjusting for $258 million of revenues related to divested operations, approximately 89% of our revenues were recurring. We define recurring revenues as revenues derived from services that our clients use each year in connection with their ongoing businesses, and accordingly, exclude software license fees, short-term contract programming engagements, product installation fees, and hardware and software sales. Since inception, our acquisition program has resulted in geographic expansion, growth and diversification of our client base, expansion of services offered, and increased economies of scale.

Significant Developments – Fiscal Year 2004

During fiscal year 2004, we signed contracts with new clients and increased business with existing clients representing $621.5 million of annual recurring new revenue, which includes $25.2 million related to a majority of the Federal business sold in November 2003 (the “Divested Federal Business”). Excluding the $25.2 million related to the Divested Federal Business, the Commercial segment contributed 70% of new business signings, including contracts with McDonald’s Corporation to provide information technology services, The Goodyear Tire and Rubber Company to provide human resources support and services and General Electric to provide finance and accounting services. Excluding the $25.2 million related to the Divested Federal Business, the Government segment contributed 30% of new business signings, including new contracts with the U. S. Department of Education to provide comprehensive loan servicing, consolidation loan processing, debt collection and portfolio management services, and the North Carolina Department of Health and Human Services to replace and operate the North Carolina Medicaid Management Information System. We define new business signings as recurring revenue from new contracts, including the incremental portion of renewals, signed during the period and represent the estimated first twelve months of revenues, as measured under GAAP, to be recorded under that contract after full implementation. We use new business signings as a measure of estimated recurring revenues represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments.

In November 2003, we completed the sale of the Divested Federal Business to Lockheed Martin Corporation for approximately $649.4 million, which included a cash payment of $586.5 million at closing and $70 million payable pursuant to a five-year non-compete agreement, less a working capital settlement of $7.1 million paid in the third quarter of fiscal year 2004. Assets sold were approximately $346.8 million and liabilities assumed by Lockheed Martin Corporation were approximately $67.9 million, both of which were primarily in the Government segment. We recognized a pretax gain of $285.3 million ($182.3 million, net of income tax) in fiscal year 2004. We incurred $9.8 million ($6.2 million, net of income tax) for compensation costs associated with former Federal employees, which is reflected in wages and benefits. The after tax proceeds from the divestiture were generally used to pay down debt, fund the acquisitions of Lockheed Martin Corporation’s commercial information technology outsourcing business, Patient Accounting Services Center, LLC, Truckload Management Services, Inc. and etravelexperts, LLC, and fund our share repurchase program. Revenues from the Divested Federal Business, which are primarily included in the Government segment, were approximately $237.7 million, $680.1 million and $627.2 million for fiscal years 2004, 2003 and 2002, respectively. This divestiture excluded, among others, our Department of Education relationship, which during fiscal year 2004 had revenues of approximately $199 million. Additionally, our Commercial and Government operations will continue to serve as a subcontractor on portions of the Divested Federal Business.

In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship (“Hanscom”) to ManTech International Corporation (“ManTech”) for $6.5 million in cash. We recognized a pretax gain of $5.4 million ($3.4 million, net of income tax) for this transaction. For the Hanscom Air Force Base contracts, we reported revenue in our Government segment of approximately $17.2 million, $25.2 million and $26 million for fiscal years 2004, 2003 and 2002, respectively. We have agreed to indemnify ManTech with respect to the Department of Justice (“DOJ”) investigation related to purchasing activities at Hanscom during the period 1998-2000. In the fourth quarter of fiscal year 2004, we sold an additional small contractual relationship to ManTech. We reported revenue in our Government segment of approximately $3.1 million, $4.2 million and $4.5 million for the years ended June 30, 2004, 2003 and 2002, respectively, for this contract.

The sales of the Divested Federal Business to Lockheed Martin Corporation and the contracts sold to ManTech International Corporation now allow us to focus on our business process and information technology outsourcing service offerings in the commercial, state and local, and Federal education and healthcare markets.

In November 2003, we acquired Lockheed Martin Corporation’s commercial information technology outsourcing business, with annual revenues of approximately $240 million. With this acquisition, we acquired four U.S. data centers, approximately 1,000 employees, and a diverse client base representing the manufacturing, automotive, retail, financial services, and communications industries. The transaction was valued at $107 million less a working capital settlement of $6.9 million, plus related transaction costs. The operating results of the acquired business are included in our financial statements primarily in the Commercial segment from the effective date of the acquisition, November 1, 2003.

In November 2003, the U.S. Department of Education awarded us the Common Services for Borrowers contract. This contract includes comprehensive loan servicing, consolidation loan processing, debt collection and portfolio management services. The new, five-year base contract replaced our existing contract with the Department and will integrate a number of services, which will allow the Department to increase service quality while saving overall program costs. The contract is estimated at more than $1 billion in revenue over the five-year period and was effective January 1, 2004. The contract also includes provisions for five one-year extensions.

In January 2004, we completed the acquisition of Patient Accounting Services Center, LLC (“PASC”), a provider of revenue cycle management for healthcare providers, including billing, accounts receivables, and collection services. PASC generated revenues of approximately $68 million for the year ended December 31, 2003. The transaction was valued at approximately $94.9 million, excluding contingent consideration of a maximum of $25 million based on future financial performance, plus related transaction costs. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 3, 2004.

In February 2004, we completed the acquisition of Truckload Management Services, Inc. (“TMI”), an expedited document processing and business process improvement services provider for the trucking industry. TMI had revenues of approximately $25 million for the year ended December 31, 2003. The transaction was valued at approximately $28.1 million, excluding contingent consideration of a maximum of $14 million based upon future financial performance, plus related transaction costs. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, February 1, 2004.

On February 27, 2004, we completed the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Notes”). Holders of 99.9% of all the outstanding Notes converted their Notes to 23.0234 shares of our Class A common stock per $1,000 principal amount of Notes in accordance with the procedures specified in the related indenture governing the Notes. As the result of such conversions, approximately 7.3 million shares of our Class A common stock were issued to such noteholders at the conversion price of $43.44 per share. The remaining Notes were redeemed in cash at 101.4% of the principal amount, resulting in a cash redemption of $269,000.

In April 2004, we acquired etravelexperts, LLC. etravelexperts had annual revenue of approximately $15 million and provides electronic ticket fulfillment and related customer care for the airline industry and travel websites. The transaction was valued at approximately $17.2 million, excluding contingent consideration of a maximum of $5.8 million based upon future financial performance, plus related transaction costs. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, April 1, 2004.

In 2001, we were awarded a contract by the Georgia Department of Community Health (“DCH”) to develop, implement and operate a system to administer health benefits to Georgia Medicaid recipients as well as state government employees (the “Georgia Contract”). This system development project was large and complex and anticipated the development of a system that would process both Medicaid and state employee claims. The Medicaid phase of this project was implemented on April 1, 2003. Various disputes arose because of certain delays and operational issues that were encountered in this phase. During the second quarter of fiscal year 2004, in connection with a settlement in principle, we recorded a $6.7 million reduction in revenue resulting from the change in our percentage-of-completion estimates primarily as a result of the termination of Phase II of the contract, a charge of $2.6 million to services and supplies associated with the accrual of wind-down costs associated with the termination of Phase II and an accrual of $10 million in other operating expenses to be paid to DCH pursuant to the settlement in principle. On July 21, 2004 we entered into a definitive settlement agreement with the DCH to settle these disputes. The terms of the definitive settlement, which were substantially the same as those announced in January 2004, include a $10 million payment by us to DCH; a payment by DCH to us of $9 million in system development costs; escrow of $11.8 million by DCH, with $2.4 million of the escrowed funds to be paid to us upon completion of an agreed work plan ticket and reprocessing of July 2003 – June 2004 claims, and the remaining $9.4 million of escrowed funds to be paid to us upon final certification of the system by the Center for Medicare/Medicaid Services, the governing Federal regulatory agency; cancellation of Phase II of the contract; and an agreement to settle outstanding operational invoices resulting in a payment to us of over $8.2 million and approximately $7 million of reduction in such invoices.

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our existing revolving credit facility. As of June 30, 2004, we had repurchased approximately 15 million shares at a total cost of approximately $743.2 million. We have not repurchased any shares subsequent to June 30, 2004 through the date of this filing.

On May 17, 2004, we announced that our outsourcing agreement with Gateway, Inc. was being terminated as a result of Gateway’s March 2004 acquisition of eMachines, Inc., which significantly changed its business strategy. The transition of the majority of the outsourcing operations back to Gateway will occur by the end of the first quarter of our fiscal year 2005. The outsourcing agreement contributed approximately $47.4 million in revenue during fiscal year 2004. Concurrent with the termination of our outsourcing relationship with Gateway, we also terminated our obligation to purchase products and services from Gateway (see “Liquidity and Capital Resources – Disclosures About Contractual Obligations and Commercial Commitments”).

Subsequent Events

In July 2004, we acquired Heritage Information Systems, Inc. (“Heritage”). Heritage provides clinical management and pharmacy cost containment solutions to fourteen state Medicaid programs, over a dozen national commercial insurers and Blue Cross Blue Shield licensees and some of the largest employer groups in the country. The transaction was valued at approximately $23 million, plus related transaction costs, excluding contingent consideration of maximum of $17 million based upon future financial performance, and was funded from our existing cash on hand. The operating results of the acquired business will be included in our Government segment from the effective date of the acquisition, July 1, 2004.

On August 13, 2004, we entered into a settlement agreement with former employees of Gibraltar Savings Association and/or First Texas Savings Association, whereby we paid $10 million in cash to settle in full their claims against us in August 2004 (see Item 3. Legal Proceedings). We accrued $10 million related to this settlement in other operating expenses in the fourth quarter of fiscal year 2004.

In August 2004, we acquired BlueStar Solutions, an information technology outsourcer specializing in applications management of packaged enterprise resource planning (“ERP”) and messaging services. The transaction was valued at approximately $73 million plus related transaction costs and was funded from cash on hand. We believe that the acquisition of BlueStar provides us penetration into the emerging ERP/messaging market. The operating results of the acquired business will be included in our financial statements in the Commercial segment from the effective date of the acquisition, August 26, 2004.

Significant Developments — Fiscal Year 2003

During fiscal year 2003, we signed contracts with new clients and increased business with existing clients representing $701 million of annual recurring new revenue, which included $56.4 million related to the Divested Federal Business. The Government segment contributed 55% of new business signings, including new contracts with the Texas Health and Human Services Commission to provide fiscal agent and administrative services and New Jersey E-ZPass to provide electronic toll collection services. The Commercial segment contributed 45% of new business signings, including new contracts with Motorola to provide human resource outsourcing services and Ingram Micro to manage their IT infrastructure.

In January 2003, we acquired CyberRep, Inc. (“CyberRep”), which is included in our Commercial segment. CyberRep provides customer care and customer relationship management services for the telecommunications, wireless communications, technology, and consumer products industries. The transaction was valued at approximately $42 million plus transaction costs. CyberRep’s operating results are included in our consolidated financial statements from the effective date of the acquisition, January 1, 2003.

We completed four other acquisitions during fiscal year 2003, all of which were included in our state and local governments segment.

Significant Developments — Fiscal Year 2002

During fiscal year 2002, we signed contracts with new clients and increased business with existing clients representing $478.1 million of annual recurring new revenue, which included $46.5 million related to the Divested Federal Business. We acquired eight companies in fiscal year 2002, three of which serve our Government segment, four of which serve our Commercial segment, and AFSA, which serves both segments.

In August 2001, we acquired Lockheed Martin IMS Corporation (“IMS”), a wholly-owned subsidiary of Lockheed Martin Corporation, now known as ACS State and Local Solutions, for $825 million plus transaction costs. ACS State and Local Solutions, with its principal offices located in Washington, D.C. and approximately 4,800 employees primarily throughout the United States, provides services to state and local government agencies in child support enforcement, welfare and community services, electronic toll collection, and other intelligent transportation services involving the trucking industry, photo enforcement of red-light and speeding violations, parking management, and information technology outsourcing. ACS State and Local Solutions’ operating results are included in the Government segment of our consolidated financial statements from the effective date of the acquisition, August 1, 2001.

In August 2001, we acquired the business process outsourcing services unit of National Processing Company (“NPC”). NPC provides healthcare claims processing, credit card application processing, and airline lift ticket processing. As part of the transaction, we acquired all of NPC’s offshore operations in Jamaica, the Dominican Republic, Barbados and a majority of NPC’s Mexican operations. The transaction value was approximately $43 million plus related transaction costs. NPC’s operating results are included in the Commercial segment of our consolidated financial statements from the effective date of the acquisition, August 1, 2001.

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

On March 15, 2002, we completed the redemption of our 4% Convertible Subordinated Notes due March 15, 2005 (the “4% Notes”). Holders of all of the outstanding 4% Notes converted their 4% Notes to shares of our Class A common stock in accordance with the Indenture dated as of March 20, 1998 between ACS and U.S. Trust Company of Texas, N.A., as trustee prior to the March 15, 2002 redemption date. As a result of such conversions, approximately 10.8 million shares of our Class A common stock were issued to such holders.

In May 2002, we acquired the finance and accounting business process outsourcing unit of Andersen Worldwide (“Andersen”). Included in this acquisition are contracts with General Motors (“GM”) and the University of Phoenix (“the University”). Under a 10-year agreement with GM, we provide transactional accounting services such as payroll processing, disbursement processing, dealer accounting, accounts receivable processing, lease and subsidiary accounting, and expense reporting in the United States and Europe. Under the arrangement with the University, we provide student financial aid business process outsourcing services to the University including federal eligibility determinations, loan and grant processing, and disbursement of student aid as well as other support services related to student financial aid processing. The transaction was valued at approximately $65.2 million plus related transaction costs. Andersen’s operating results are included in the Commercial segment of our consolidated financial statements from the effective date of the acquisition, May 1, 2002 for the domestic operations, and June 1, 2002 for the foreign operations.

In June 2002, we acquired AFSA, a subsidiary of FleetBoston Financial Corporation, for approximately $410 million plus related transaction costs. AFSA is the nation’s largest educational services company, servicing a student loan portfolio of 8.1 million borrowers with outstanding loans of approximately $85 billion. Additionally, AFSA is a leading business process outsourcer for federal, state, and local governments for a variety of health and human services programs, including Medicare, Medicaid, children’s health insurance programs (CHIP), and welfare and community services. AFSA’s operating results are included primarily in the Commercial segment of our consolidated financial statements from the effective date of the acquisition, June 1, 2002.

Revenue Growth

Internal revenue growth is measured as total revenue growth less acquired revenue from acquisitions and revenues from divested operations. Acquired revenue from acquisitions is based on pre-acquisition normalized revenue of acquired companies. We use the calculation of internal revenue growth to measure revenue growth excluding the impact of acquired revenues and the revenue associated with divested operations and we believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. Prior period calculations are as of the end of the reporting period presented and are not restated for subsequent acquisitions or divestitures. The following table sets forth the calculation of internal revenue growth (in thousands):

Consolidated

	Year ended June 30,				Year ended June 30,
	2004	2003	$ Growth	Growth %	2003	2002	$ Growth	Growth %
Total Revenues	$4,106,393	$3,787,206	$319,187	8%	$3,787,206	$3,062,918	$724,288	24%
Less: Divestitures	(258,037)	(709,512)	451,475		—	(37,340)	37,340

Adjusted	$3,848,356	$3,077,694	$770,662	25%	$3,787,206	$3,025,578	$761,628	25%

Acquired revenues	$259,596	$668	$258,928	8%	$451,583	$146,236	$305,347	10%
Internal revenues	3,588,760	3,077,026	511,734	17%	3,335,623	2,879,342	456,281	15%

Total	$3,848,356	$3,077,694	$770,662	25%	$3,787,206	$3,025,578	$761,628	25%

Government

	Year ended June 30,				Year ended June 30,
	2004	2003	$ Growth	Growth %	2003	2002	$ Growth	Growth %
Total Revenues (a)	$2,428,029	$2,544,298	$(116,269)	(5)%	$2,544,298	$2,105,585	$438,713	21%
Less: Divestitures	(251,122)	(679,340)	428,218		—	(4,343)	4,343

Adjusted	$2,176,907	$1,864,958	$311,949	17%	$2,544,298	$2,101,242	$443,056	21%

Acquired revenues	$30,833	$668	$30,165	2%	$261,579	$117,771	$143,808	7%
Internal revenues	2,146,074	1,864,290	281,784	15%	2,282,719	1,983,471	299,248	14%

Total	$2,176,907	$1,864,958	$311,949	17%	$2,544,298	$2,101,242	$443,056	21%

Commercial

	Year ended June 30,				Year ended June 30,
	2004	2003	$ Growth	Growth %	2003	2002	$ Growth	Growth %
Total Revenues (b)	$1,678,364	$1,242,908	$435,456	35%	$1,242,908	$957,333	$285,575	30%
Less: Divestitures	(6,915)	(30,172)	23,257		—	(32,997)	32,997

Adjusted	$1,671,449	$1,212,736	$458,713	38%	$1,242,908	$924,336	$318,572	34%

Acquired revenues	$228,763	$—	$228,763	19%	$190,004	$28,465	$161,539	17%
Internal revenues	1,442,686	1,212,736	229,950	19%	1,052,904	895,871	157,033	17%

Total	$1,671,449	$1,212,736	$458,713	38%	$1,242,908	$924,336	$318,572	34%

(a)	The Government segment includes revenues from operations divested through June 30, 2004 of $251.1 million, $679.3 million and $633.7 million for fiscal years 2004, 2003 and 2002, respectively.

(b)	The Commercial segment includes revenues from operations divested through June 30, 2004 of $6.9 million, $30.2 million and $63.4 million for fiscal years 2004, 2003 and 2002, respectively.

Results of Operations

The following table sets forth certain items from our Consolidated Statements of Income expressed as a percentage of revenues:

	Percentage of Revenues
	Year ended June 30,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Wages and benefits	43.6	45.3	44.1
Services and supplies	26.5	26.3	29.0
Rent, lease and maintenance	10.1	9.3	9.1
Depreciation and amortization	4.5	4.0	3.6
Gain on sale of business	(6.9)	—	—
Other operating expenses	1.7	1.4	1.1

Total operating expenses	79.5	86.3	86.9

Operating income	20.5	13.7	13.1

Interest expense	0.4	0.6	1.0
Other non-operating expense (income), net	(0.1)	0.1	0.3

Pretax profit	20.2	13.0	11.8

Income tax expense	7.3	4.9	4.3

Net income	12.9%	8.1%	7.5%

Comparison of Fiscal Year 2004 to Fiscal Year 2003

Revenues

Revenues increased $319.2 million, or 8%, to $4.1 billion in fiscal year 2004 from $3.8 billion in fiscal year 2003. Revenues related to the Divested Federal Business and the contracts sold to ManTech were $258 million and $709.5 million in fiscal year 2004 and 2003, respectively. Excluding the impact of the revenues related to the Divested Federal Business and the contracts sold to ManTech, revenues increased from $3.1 billion in fiscal year 2003 to $3.8 billion in fiscal year 2004, or 25%. Revenue in fiscal year 2004 includes a $6.7 million reduction resulting from the change in our percentage-of-completion estimates on the Georgia Contract primarily as a result of the termination of Phase II of the contract, which was recognized in the second quarter of fiscal year 2004. Internal revenue growth, excluding the impact of the revenues related to the Divested Federal Business and contracts sold to ManTech, for fiscal year 2004 was 17%. The remainder of the growth was related to acquisitions.

Revenue in our Government segment, which represents 59% of consolidated revenue for fiscal year 2004, decreased $116.3 million, or 5%, to $2.4 billion in fiscal year 2004 compared to fiscal year 2003. Revenues related to the Divested Federal Business and contracts sold to ManTech included in the Government segment were $251.1 million and $679.3 million for fiscal years 2004 and 2003, respectively. Excluding the impact of the revenues related to the Divested Federal Business and the contracts sold to ManTech, revenues grew 17% in fiscal year 2004 to $2.2 billion from $1.9 billion in fiscal year 2003. Revenues include a $6.7 million reduction resulting from the change in our percentage-of-completion estimates on the Georgia Contract primarily as a result of the termination of Phase II of the contract, which was recognized in the second quarter of fiscal year 2004. Internal revenue growth, excluding the impact of the revenues related to the Divested Federal

Business and the contracts sold to ManTech, was 15%, due primarily to increased revenue in our Texas Medicaid, Department of Education, New Jersey E-ZPass, Florida Medicaid, Georgia Healthcare Partnership, Ohio and Illinois child support payment processing contracts, and higher non-recurring revenues related to our unclaimed property business and HIPAA remediation work. These revenues collectively represent 82% of the internal growth for the period in this segment. The remaining 2% of total revenue growth is from acquisitions.

Revenue in our Commercial segment, which represents 41% of consolidated revenue for fiscal year 2004, increased $435.5 million, or 35%, to $1.7 billion in fiscal year 2004 compared to fiscal year 2003. Revenues related to the Divested Federal Business included in the Commercial segment were $6.9 million and $30.2 million in fiscal years 2004 and 2003, respectively. Excluding the impact of the revenues related to the Divested Federal Business, revenues grew 38% in fiscal year 2004 compared to fiscal year 2003. Internal revenue growth, excluding the impact of the revenues related to the Divested Federal Business, was 19% primarily due to the ramp up of new business including, among others, the Motorola, General Motors, Gateway, Ingram Micro, Miller Brewing, Northwest Airlines, and Trilegiant contracts. These contracts collectively represent 74% of the internal growth for the period in this segment. As discussed previously, our Gateway contract has been terminated. The remaining 19% of total revenue growth was from acquisitions.

Operating Expense

Wages and benefits increased $73.5 million, or 4%, to $1.8 billion. As a percentage of revenues, wages and benefits decreased 1.7% to 43.6%. Included in fiscal year 2004 wages and benefits were compensation costs of $9.8 million associated with former Federal employees, which were primarily stay bonuses and accelerated option vesting due to the Divested Federal Business. Excluding these costs, wages and benefits increased $63.7 million, or 4% in fiscal year 2004 as compared to fiscal year 2003 (calculated as the $73.5 million increase less $9.8 million compensation costs, divided by reported fiscal year 2003 wages and benefits costs) and therefore decreased to 43.3% as a percentage of revenue. The sale of the Divested Federal Business and the acquisition of Lockheed Martin Corporation’s commercial information outsourcing business were primarily responsible for the decrease in labor costs as a percentage of revenue. The Divested Federal Business, which provided primarily system integration services to the Federal Government and its agencies, had a higher proportion of labor related expenses to its revenues. In addition, the acquisition of Lockheed Martin Corporation’s commercial information technology outsourcing business had a lower proportion of labor costs as a percentage of revenue than business process outsourcing.

Services and supplies increased $95.8 million, or 10%, to $1.1 billion. As a percentage of revenues, services and supplies increased 0.2% to 26.5% in fiscal year 2004. This percentage increase is primarily due to $2.6 million of wind-down costs related to the termination of Phase II of the Georgia Contract discussed earlier.

Rent, lease and maintenance expense increased $64.5 million, or 18%, to $416.4 million. As a percentage of revenue, rent, lease and maintenance increased 0.8% to 10.1%. This increase was primarily due to the sale of our Divested Federal Business in fiscal year 2004, which provided primarily system integration services to its clients. These services typically have a lower percentage of rent, lease and maintenance than information technology services, which have higher equipment costs.

Gain on sale of business was $285.3 million, or 6.9%, of revenues for fiscal year 2004. This gain was related to the sale of our Divested Federal Business, as discussed above.

Depreciation and amortization increased $31.7 million, or 21% to $183.8 million. Depreciation and amortization expense was positively impacted by approximately $6.2 million in fiscal year 2004 as a result of the cessation of depreciation and amortization related to the assets held for sale in our Divested Federal Business. As a percentage of revenue, depreciation and amortization increased 0.5%, to 4.5%, due to $258 million of capital expenditures and additions to intangible assets, offset by the sale of the Divested Federal Business, which had a lower percentage of depreciation and amortization to revenue than our remaining business, and the cessation of depreciation and amortization.

Other operating expenses increased $14.5 million, or 28% to $67.1 million. As a percentage of revenue, other operating expenses increased 0.3% to 1.7% primarily as a result of the previously discussed $10 million legal settlement with former employees of Gibraltar Savings Association and/or First Texas Savings Association and the $10 million settlement with the DCH discussed earlier, offset by the $5.4 million gain on the sale of the Hanscom contracts.

Interest Expense

Interest expense decreased $8.2 million to $17 million primarily due to lower average debt outstanding. The lower average outstanding debt was the result of the paydown of our revolving credit facility with the proceeds from the sale of the Divested Federal Business in the second quarter of fiscal year 2004 and the conversion of our 3.5% Convertible Subordinated Notes in the third quarter of fiscal year 2004, offset by subsequent increases in our revolving credit facility resulting from borrowings incurred to fund our share repurchase program.

Other Non-Operating Expense (Income)

Other non-operating income in fiscal year 2004 includes increases of $1.2 million of investment income. Other non-operating expense in fiscal year 2003 includes $3.4 million of write-downs of long-term cost basis investments.

Tax Expense

Our effective tax rate decreased from 37.5% in fiscal year 2003 to 36.1% in fiscal year 2004. In fiscal year 2004, we recognized $4.6 million of income tax credits related to prior years’ research and development costs, $1.5 million of income tax credits related to current year research and development costs and approximately $1.6 million of divestiture related tax benefits related to the sale of a foreign subsidiary. In addition, the effective tax rate on the gain related to the sale of the Divested Federal Business was 36.1%. Our effective tax rate exceeds the 35% statutory rate primarily due to state income taxes, offset by the items above.

Comparison of Fiscal Year 2003 to Fiscal Year 2002

Revenues

Revenues increased $0.7 billion, or 24%, to $3.8 billion in fiscal year 2003 from $3.1 billion in fiscal year 2002. Internal revenue growth for fiscal year 2003 was 15% and the remaining growth resulted from acquisitions. Revenues include $709.5 million and $697.1 million for fiscal years 2003 and 2002, respectively, related to operations divested through June 30, 2004, primarily related to the Divested Federal Business.

Revenues in our Government segment increased $438.7 million to $2.5 billion in fiscal year 2003 from $2.1 billion in fiscal year 2002, or 21% over the prior year, including the full year impact of the AFSA and Andersen acquisitions. Internal revenue growth was 14%, due primarily to new contracts, including contracts with the Texas Health and Human Services Commission for fiscal agent and administrative services to support the State’s Medicaid traditional fee-for-service program and the Texas Health Network primary care case management and managed care program, New Jersey to operate its E-Z Pass system, State of Ohio to operate its child support collections and disbursement unit, Mississippi Medicaid and Commercial Vehicle Operations and full year impact of the Georgia Medicaid contract signed in the fourth quarter of fiscal year 2002. These contracts collectively represent 60% of the internal growth for the period in this segment. The remainder of total revenue growth is from acquisitions. Revenues in our Government segment include $679.3 million and $633.7 million for fiscal years 2003 and 2002, respectively, related to operations divested through June 30, 2004, primarily related to the Divested Federal Business.

Revenues in our Commercial segment increased $285.6 million, to $1.2 billion in fiscal year 2003 from $924 million in fiscal year 2002, or approximately 30%. After adjusting for revenues from operations divested in fiscal year 2002 of $33 million, internal growth was 17% due primarily to the Motorola and Ingram Micro contracts and full year impact of the Ingersoll Rand contract signed in the fourth quarter of fiscal year 2002. These contracts collectively represent 65% of the internal growth for the period in this segment. The remainder of total revenue growth is from acquisitions. Acquisition growth in our Commercial segment was 17% due primarily to the full year impact of the fiscal year 2002 AFSA and Andersen acquisitions. Revenues in our Commercial segment include $30.2 million and $63.4 million for fiscal years 2003 and 2002, respectively, for operations divested through June 30, 2004, primarily related to our Divested Federal Business.

Operating Expense

Wages and benefits increased $366.9 million, or 27% to $1.7 billion in fiscal year 2003. As a percentage of revenues, wages and benefits increased 1.2% to 45.3% in fiscal year 2003 from 44.1% in fiscal year 2002 due to increased business process outsourcing services in our revenue mix. Business process outsourcing (“BPO”) services are more labor intensive and have higher component of wages and benefits than traditional information technology outsourcing. BPO services accounted for approximately 68% of our fiscal year 2003 revenues as compared to approximately 63% in fiscal year 2002. The increase in BPO services is primarily the result of our 2002 acquisitions of AFSA and Andersen, as well as new business growth. Prior to the acquisition, AFSA served as a sub-contractor on the Department of Education contract, and therefore the payments to AFSA were included in services and supplies. Subsequent to the acquisition, AFSA’s employee costs related to this contract are included in wages and benefits.

Services and supplies increased $105.9 million, or 12%, to $1.0 billion. As a percentage of revenues, services and supplies decreased 2.7% to 26.3% in fiscal year 2003, primarily due to the acquisition of AFSA in June 2002 as discussed in wages and benefits above.

Rent, lease and maintenance expense increased $73.2 million, or 26%, to $351.9 million in fiscal year 2003. As a percentage of revenue, rent, lease and maintenance increased 0.2% to 9.3% for fiscal year 2003 due to new information technology outsourcing contracts in our Commercial segment. Information technology outsourcing contracts have a higher component of rent, lease and maintenance than our other lines of business.

Depreciation and amortization increased $41.6 million, or 38%, to $152.1 million in fiscal year 2003. As a percentage of revenue, depreciation and amortization increased 0.4%, to 4.0%, due to $253.6 million of capital expenditures and additions to other intangible assets during the year resulting from our growth and increased customer related intangible asset amortization primarily as a result of the full year impact of acquisitions during fiscal year 2002.

Other operating expenses increased $18 million to $52.6 million during fiscal year 2003. As a percentage of revenue, other operating expenses increased 0.3% due to increased legal and marketing expenses.

Interest Expense

Interest expense decreased $5.4 million to $25.2 million primarily due to lower average outstanding borrowings and lower borrowing costs, resulting from the conversion to equity of the 4% Convertible Subordinated Notes in March 2002 and reductions in amounts outstanding under our credit facilities.

Other Non-Operating Expense (Income)

Other non-operating expense in fiscal year 2003 includes $3.4 million of write-downs of long-term cost basis investments during fiscal year 2003. Other non-operating expense in fiscal year 2002 includes $8.4 million of write-downs of long-term cost basis investments and a $1.8 million loss on the sale of a business unit.

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

During fiscal year 2004, we generated approximately $476.2 million in cash flow from operations compared to the fiscal year 2003 amount of approximately $545.3 million. However, fiscal year 2004 was negatively impacted by a tax payment of approximately $88.1 million related to the gain from the sale of the Divested Federal Business (gross proceeds from the sale of the Divested Federal Business are reflected in cash flow from investing activities, but the tax payment related to the sale is presented as a reduction in cash flows from operating activities). Excluding this $88.1 million tax payment, fiscal year 2004 operating cash flow was $564.3 million. This increase from the prior year was primarily a result of growth in our business and the corresponding increase in net income. The fiscal year 2004 growth of operating cash flow over fiscal year 2003 was negatively impacted by deferred taxes, which decreased from $100.9 million in fiscal year 2003 to $66.2 million in fiscal year 2004. The decrease in deferred taxes was primarily due to differences in timing of deductibility of amortization as well as other tax and book differences.

During fiscal year 2003, we generated $545.3 million in cash flow from operations compared to the fiscal year 2002 amount of approximately $372 million. This increase from the prior year was primarily a result of growth in our business and the corresponding increase in net income. The year over year growth in operating cash flow was also positively impacted by deferred taxes, which increased from $55.8 million in fiscal year 2002 to $100.9 million in fiscal year 2003. This increase was a result of an increase in the amount of deductible goodwill and accelerated depreciation on property and equipment.

Accounts receivable fluctuations may have a significant impact on our cash flows from operations. The payments received from customers on our billed accounts receivables and the increase in such accounts receivable are reflected as a single component of our cash flow from operations, and the timing of collections of these receivables may have either a positive or negative impact on our liquidity.

During fiscal year 2004, free cash flow was approximately $218.3 million versus approximately $291.7 million for fiscal year 2003. However, as discussed above, fiscal year 2004 was negatively impacted by a tax payment of approximately $88.1 million related to the gain from the sale of the Divested Federal Business. Excluding this $88.1 million tax payment, fiscal year 2004 free cash flow was $306.4 million. Other items impacting the year over year growth of free cash flow are discussed above. Capital expenditures (defined as purchases of property, equipment and software, net) and additions to other intangibles for fiscal year 2004 were $258 million, or 6.3% of revenue compared to $253.6 million, or 6.7% of revenue, in fiscal year 2003.

During fiscal year 2003, free cash flow was approximately $291.7 million versus approximately $208.3 million for fiscal year 2002. Items impacting the year over year growth of free cash flow are discussed above. Capital expenditures (defined as purchases of property, equipment and software, net) and additions to other intangibles for fiscal year 2003 were $253.6 million, or 6.7% of revenue compared to $163.7 million, or 5.3% of revenue, in fiscal year 2002.

Free cash flow is measured as operating cash flow (net cash provided by operating activities, as reported in our consolidated statements of cash flow), less capital expenditures (purchases of property, equipment and software, net of sales, as reported in our consolidated statements of cash flow) less additions to other intangible assets (as reported in our consolidated statements of cash flows). We believe this free cash flow metric provides an additional measure of available cash flow after we have satisfied the capital expenditure requirements of our operations, and should not be taken in isolation to be a measure of cash flow available for us to satisfy all of our obligations and execute our business strategies. We also rely on cash flows from investing and financing activities, which together with free cash flow, are expected to be sufficient for us to execute our business strategies. Our measure of free cash flow may not be comparable to similarly titled measures of other companies. The following table sets forth the calculations of free cash flow (in thousands):

	Year ended June 30,
	2004	2003	2002
Net cash provided by operating activities (a)	$476,209	$545,305	$372,014
Purchases of property, equipment and software, net	(224,621)	(205,673)	(144,406)
Additions to other intangible assets	(33,329)	(47,967)	(19,317)

Free cash flow (a)	$218,259	$291,665	$208,291

(a)	Fiscal year 2004 net cash provided by operating activities and free cash flow includes a tax payment of approximately $88.1 million related to the gain from the sale of the Divested Federal Business.

During fiscal year 2004, cash provided by investing activities was $70.4 million. This includes $583.1 million of proceeds from divestitures, primarily to the sale of the Divested Federal Business, net of transaction costs. We used $251.7 million for acquisitions during the period, primarily for the purchase of Lockheed Martin Corporation’s commercial information technology outsourcing business, PASC, TMI and etravelexperts, LLC. Cash used for the purchase of property, equipment and software and additions to other intangible assets was $258 million in fiscal year 2004 versus $253.6 million in fiscal year 2003.

During fiscal year 2004, approximately $520.9 million was used in financing activities. Such financing activities included $743.2 million to repurchase approximately 15 million shares of our common stock pursuant to our share repurchase programs, offset by net borrowings primarily under our Credit Facility (defined below) of $185.4 million, primarily to fund our share repurchase programs.

We have an $875 million unsecured revolving credit facility (“Credit Facility”), which matures in December 2005. The Credit Facility provides for unsecured borrowings at rates based on our credit rating. Currently, borrowings bear interest at LIBOR (1.369% at June 30, 2004) plus 0.575%. The agreement contains certain covenants, including maintaining certain interest coverage and debt-to-equity ratios, as defined by the agreement. At June 30, 2004, we were in compliance with these covenants.

Draws made under our Credit Facility are normally made to fund cash acquisitions, share repurchases and general working capital requirements. During fiscal year 2004, the balance outstanding under our Credit Facility for borrowings ranged from $0 to $443.9 million. At June 30, 2004, we had $354.5 million available under our Credit Facility, after giving effect to outstanding letters of credit of $150.5 million that secure certain contractual performance and other obligations. These letters of credit reduce the availability of our Credit Facility. We had $370 million outstanding on our Credit Facility, which is reflected in long-term debt. In August 2004, letters of credit outstanding were reduced by $25 million.

Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2004, outstanding surety bonds of $323.4 million and $109.7 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In addition, we had approximately $32.5 million of letters of credit outstanding which serve as collateral for our surety bond program. Approximately $8.3 million of letters of credit secure our casualty insurance programs. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals.

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our existing revolving credit facility. As of June 30, 2004, we had repurchased approximately 15 million shares at a total cost of approximately $743.2 million. We have not repurchased any shares subsequent to June 30, 2004 through the date of this filing.

On February 27, 2004, we completed the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Notes”). Holders of 99.9% of all the outstanding Notes converted their Notes to 23.0234 shares of our Class A common stock per $1,000 principal amount of Notes in accordance with the procedures specified in the related indenture governing the Notes. As the result of such conversions, approximately 7.3 million shares of our Class A common stock were issued to such noteholders at the conversion price of $43.44 per share. The remaining Notes were redeemed in cash at 101.4% of the principal amount, resulting in a cash redemption of $269,000.

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

Related Party Transactions

As of June 30, 2002, we held a minority preferred stock interest in DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (“DDH”). Our Chairman owns a majority voting interest in DDH and our President and General Counsel, along with our Chairman, were directors of DDH. At June 30, 2002, DDH had a $48 million line of credit with Citicorp USA, Inc., for which we and our Chairman, in exchange for warrants to acquire additional voting stock, acted as partial guarantors. In addition, we obtained access to corporate aircraft at favorable rates in consideration of our guaranty. We had guaranteed up to approximately $11.5 million of the line of credit and our Chairman guaranteed up to approximately $17.5 million of the line of credit.

In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and our guaranty to Citicorp was released in full. Our minority preferred stock interest and warrants (with a recorded value of $100,000 at June 30, 2002) in DDH were cancelled. We have no further ownership interest in DDH. Our officers, other than the Chairman, are no longer directors of DDH. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2004, we have $0.7 million remaining in prepaid flights with DDH. During fiscal year 2003, we paid DDH approximately $0.5 million for maintenance services, chartered aircraft and equipment. We made no payments to DDH during fiscal year 2004.

In August 2001, we purchased a Challenger 600 aircraft from DDH for a purchase price of $8.5 million, which included interior and exterior refurbishment of the aircraft. As of June 30, 2002, the purchase price for the aircraft was paid in full, and refurbishment was near completion. The aircraft was delivered to us in the first quarter of fiscal year 2003.

Disclosures about Contractual Obligations and Commercial Commitments as of June 30, 2004 (in thousands):

		Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$370,000	$—	$370,000	$—	$—
Capital lease obligations	4,487	2,048	2,040	399	—
Operating leases	428,092	135,979	161,357	73,692	57,064

Total Contractual Cash Obligations	$802,579	$138,027	$533,397	$74,091	$57,064

	Total	Amount of Commitment Expiration per Period
Other Commercial	Amounts	Less than
Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$150,539	$150,539	$—	$—	$—
Surety Bonds	323,428	297,131	26,257	40	—

Total Commercial Commitments	$473,967	$447,670	$26,257	$40	$—

During fiscal year 2004, we entered into an agreement with a customer, Gateway, Inc., to purchase $50 million of products and services over a seven-year term, with a minimum purchase of $5 million annually, at prices consistent with Gateway’s commercial pricing and discount guidelines. As discussed earlier, we have announced that our outsourcing agreement has been terminated. Concurrent with the termination of our outsourcing relationship with Gateway, we have also terminated our obligation to purchase products and services from Gateway.

As discussed previously, certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2004, outstanding surety bonds of $323.4 million and $109.7 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In addition, we had approximately $32.5 million of letters of credit outstanding which serve as collateral for our surety bond program. Approximately $8.3 million of letters of credit secure our casualty insurance programs. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria. As of June 30, 2004, the maximum aggregate amount of the outstanding contingent obligations is approximately $67.3 million. Upon satisfaction of the specified contractual criteria, any such payment would result primarily in a corresponding increase in goodwill.

We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the Divested Federal Business. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of June 30, 2004, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time. As discussed in Item 3. Legal Proceedings, we have agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom during the period 1998-2000.

Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under an outsourcing arrangement and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2004, we serviced a FFEL portfolio of approximately 1.5 million loans with an outstanding principal balance of approximately $18.2 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. This reserve was approximately $3.7 million and $4.2 million at June 30, 2004 and 2003, respectively. During fiscal years 2004, 2003 and 2002, we purchased and charged against the reserve $4.5 million, $3.6 million and $0.2 million of loans, respectively, and recovered or sold loans with proceeds totaling $1.3 million, $1.3 million and $0.3 million, respectively, which were credited to our reserve. We recorded provisions of $2.7 million, $2.5 million and $0.2 million in fiscal years 2004, 2003 and 2002, respectively.

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

During fiscal year 2004, approximately 62% of our revenue was recognized based on transaction volumes, approximately 19% were fixed fee based, wherein our revenue is earned as we fulfill our performance obligations under the arrangement, approximately 10% were related to cost reimbursable contracts, approximately 5% of our revenues were recognized using percentage-of-completion accounting and the remainder is related to time and material contracts.

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

New Accounting Pronouncements

In December 2003, the SEC issued SAB 104. SAB 104 updates existing Staff Accounting Bulletin Topic 13 “Revenue Recognition” to be consistent with recently issued guidance, primarily EITF 00-21. We do not believe that SAB 104 has had a material impact on our financial position or results of operations.

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

Loss of, or reduction of business from, clients. The loss of clients and/or the reduction of volumes and services provided to our clients could materially affect our revenues, profitability and cash flows. In addition, we incur fixed costs related to our information technology outsourcing and business process outsourcing clients. Therefore the loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, thereby reducing our revenues, profitability and cash flow.

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

Exercise of contract termination provisions and service level penalties. Most of our contracts with our clients permit termination in the event our performance is not consistent with service levels specified in those contracts, or provide for credits to our clients for failure to meet service levels. In addition, if clients are not satisfied with our level of performance, our clients may seek damages as permitted under the contract and/or our reputation in the industry may suffer, which could materially and adversely affect our business, financial condition, results of operations, and cash flow.

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

Federal and State laws relating to individually identifiable information. We process and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous Federal and State laws and regulations designed to protect individually identifiable information, including financial and health information. For example, in 1996, Congress passed the Health Insurance Portability and Accountability Act and as required therein, the Department of Health and Human Services established regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable health information. We have taken measures to comply with each of those regulations on or before the required dates. Other Federal and State laws apply to the processing of individually identifiable information as well, and additional legislation may be enacted at any time. Failure to comply with these types of laws may subject us to liability for monetary damages, fines and/or criminal prosecution and may have a material adverse effect on our profitability and cash flow.

Budget deficits at, or fluctuations in the number of requests for proposals issued by, state and local governments and their agencies. A substantial portion of our revenues are derived from contracts with state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. Also, the number of requests for proposals issued by state and local government agencies is subject to fluctuation. While this has not had a material adverse impact on our results of operations through fiscal year 2004, it is unclear what impact, if any, these deficits may have on our future business, revenues, results of operations and cash flow.

International risks. Recently we have expanded our international operations and have also contemplated the acquisition of companies formed and operating in foreign countries. We have approximately 12,000 employees in Mexico, Guatemala, India, Ghana, Jamaica, Dominican Republic, Spain, Malaysia, Ireland, Germany and China, as well as several other countries, that support our commercial business process outsourcing services. International operations and acquisitions are subject to a number of risks including, but not limited to the following: fluctuations in foreign currency exchange rates; licensing and labor counsel requirements; staffing key managerial positions; cultural differences; integration of companies, their management, and operations, which are located in distant locations; data privacy laws adopted by various countries in which we do business, including but not limited to member states of the European Union; general economic conditions in foreign countries; additional expenses and risks inherent in conducting operations in geographically distant locations; laws of those foreign countries; political instability; trade restrictions such as tariffs and duties or other controls affecting foreign operations, and other factors that may adversely affect our business, financial condition and operating results.

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

Servicing Risks. We service (for various lenders and under various service agreements) a portfolio of approximately $18.2 billion of loans made under the Federal Family Education Loan Program, which loans are guaranteed by a Federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates and foreign exchange rates on our results of operations or financial position. The following analysis provides a framework to understand our sensitivity to hypothetical changes in interest rates and foreign currency exchange rates as of June 30, 2004.

We have variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in interest rates. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates averaged 10% higher or lower during fiscal years 2004 and 2003, there would have been no material adverse impact on our results of operations.

We conduct business in the United States and in foreign countries. We are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-United States denominated foreign investments and foreign currency transactions. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates averaged 10% higher or lower in fiscal years 2004 or 2003, there would have been no material adverse impact on our results of operations or financial position.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Affiliated Computer Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Affiliated Computer Services, Inc. and its Subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
July 29, 2004, except as to the seventh
paragraph of Note 17, which is as of
August 13, 2004, the tenth paragraph of Note 17,
which is as of August 25, 2004, and
the second paragraph of Note 23, which is as of August 26, 2004.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$76,899	$51,170
Accounts receivable, net	873,471	835,478
Prepaid expenses and other current assets	94,054	92,850

Total current assets	1,044,424	979,498

Property, equipment and software, net	521,772	478,212
Goodwill	1,969,326	1,905,878
Other intangibles, net	283,767	265,091
Other assets	87,953	70,026

Total assets	$3,907,242	$3,698,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,749	$58,376
Accrued compensation and benefits	133,530	132,027
Other accrued liabilities	342,648	272,578
Income taxes payable	10,628	17,057
Deferred taxes	25,426	26,054
Current portion of long-term debt	2,048	1,764
Current portion of unearned revenue	61,541	49,620

Total current liabilities	637,570	557,476

Convertible notes	—	316,990
Long-term debt	372,439	181,350
Deferred taxes	234,183	176,484
Other long-term liabilities	72,563	37,217

Total liabilities	1,316,755	1,269,517

Commitments and contingencies (See Note 17)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 135,981 and 126,607 shares outstanding, respectively	1,360	1,266
Class B common stock, $.01 par value, 14,000 shares authorized, 6,600 shares outstanding	66	66
Additional paid-in capital	1,730,783	1,358,418
Accumulated other comprehensive loss, net	(3,381)	(971)
Retained earnings	1,600,252	1,070,409
Treasury stock at cost, 14,900 shares	(738,593)	—

Total stockholders’ equity	2,590,487	2,429,188

Total liabilities and stockholders’ equity	$3,907,242	$3,698,705

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Year ended June 30,
	2004	2003	2002
Revenues	$4,106,393	$3,787,206	$3,062,918

Operating expenses:
Wages and benefits	1,790,479	1,716,946	1,350,057
Services and supplies	1,090,207	994,410	888,497
Rent, lease and maintenance	416,394	351,855	278,621
Depreciation and amortization	183,796	152,128	110,486
Gain on sale of business	(285,273)	—	—
Other operating expenses	67,079	52,586	34,625

Total operating expenses	3,262,682	3,267,925	2,662,286

Operating income	843,711	519,281	400,632

Interest expense	17,037	25,194	30,619
Other non-operating expense (income), net	(2,509)	3,140	9,557

Pretax profit	829,183	490,947	360,456

Income tax expense	299,340	184,105	130,860

Net income	$529,843	$306,842	$229,596

Earnings per share:
Basic	$4.03	$2.32	$1.94
Diluted	$3.83	$2.20	$1.76
Shares used in computing earnings per share:
Basic	131,498	132,445	118,646
Diluted	139,646	143,430	137,464

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock						Accumulated Other	Treasury Stock
	Class A		Class B		Additional		Comprehensive
					Paid-in	Retained	Income (Loss),	Shares
	Shares	Amount	Shares	Amount	Capital	Earnings	Net	Held	Amount	Total
Balance at June 30, 2001	47,282	$473	3,300	$33	$350,767	$534,374	$(132)	—	$—	$885,515
Comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	—	—	(84)	—	—	(84)
Interest rate hedge	—	—	—	—	—	—	216	—	—	216
Net income	—	—	—	—	—	229,596	—	—	—	229,596

Total comprehensive income										229,728

Employee stock transactions and related tax benefits	1,137	11	—	—	38,993	—	—	—	—	39,004
Equity offering	9,200	92	—	—	714,200	—	—	—	—	714,292
Two-for-one stock dividend	57,024	570	3,300	33	(603)	—	—	—	—	—
Conversion of 4% Convertible Subordinated Notes	10,781	108	—	—	227,176	—	—	—	—	227,284
Other, net	—	—	—	—	—	(403)	—	—	—	(403)

Balance at June 30, 2002	125,424	1,254	6,600	66	1,330,533	763,567	—	—	—	2,095,420
Comprehensive income:
Foreign currency translation losses	—	—	—	—	—	—	(971)	—	—	(971)
Net income	—	—	—	—	—	306,842	—	—	—	306,842

Total comprehensive income										305,871

Employee stock transactions and related tax benefits	1,183	12	—	—	27,776	—	—	—	—	27,788
Other, net	—	—	—	—	109	—	—	—	—	109

Balance at June 30, 2003	126,607	1,266	6,600	66	1,358,418	1,070,409	(971)	—	—	2,429,188
Comprehensive income:
Foreign currency translation losses	—	—	—	—	—	—	(2,410)	—	—	(2,410)
Net income	—	—	—	—	—	529,843	—	—	—	529,843

Total comprehensive income										527,433

Share repurchases	—	—	—	—	—	—	—	(14,992)	(743,198)	(743,198)
Employee stock transactions and related tax benefits	2,082	21	—	—	59,167	—	—	92	4,605	63,793
Conversion of 3.5% Convertible Subordinated Notes	7,292	73	—	—	313,198	—	—	—	—	313,271

Balance at June 30, 2004	135,981	$1,360	6,600	$66	$1,730,783	$1,600,252	$(3,381)	(14,900)	$(738,593)	$2,590,487

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$529,843	$306,842	$229,596

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,796	152,128	110,486
Contract inducement amortization	10,981	7,346	887
Provision for uncollectible accounts receivable	1,461	4,838	3,283
Deferred financing fee amortization	3,142	4,172	2,938
Provision for default loan liability	2,685	2,540	200
(Gain) loss on sale of business units	(291,967)	(1,585)	1,841
(Gain) loss on long-term investments	(820)	3,375	8,449
Deferred income tax expense	66,155	100,851	55,821
Tax benefit of stock options	26,263	16,124	21,951
Other non-cash activities	5,000	5,575	1,012
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(156,063)	(100,643)	(115,806)
(Increase) decrease in prepaid expenses and other current assets	(3,596)	6,263	1,958
Increase in other assets	(18,362)	(19,631)	(9,448)
Increase (decrease) in accounts payable	14,194	(15,867)	26,252
Increase in accrued compensation and benefits	11,502	787	7,209
Increase in other accrued liabilities	52,711	61,962	12,775
Increase (decrease) in income taxes payable	16,182	(3,350)	13,118
Increase (decrease) in other long-term liabilities	12,047	1,468	(638)
Increase in unearned revenue	11,055	12,110	130

Total adjustments	(53,634)	238,463	142,418

Net cash provided by operating activities	476,209	545,305	372,014

Cash flows from investing activities:
Purchases of property, equipment and software, net	(224,621)	(205,673)	(144,406)
Payments for acquisitions, net of cash acquired	(251,727)	(76,838)	(1,425,529)
Proceeds from (payments on) divestitures, net of transaction costs	583,133	4,093	(5,887)
Additions to other intangible assets	(33,329)	(47,967)	(19,317)
Purchases of investments	(7,690)	—	(4,129)
Proceeds from sale of investments	1,196	466	700
Additions to notes receivable	(3,015)	(3,478)	(3,577)
Proceeds from notes receivable	6,452	9,314	3,981

Net cash provided by (used in) investing activities	70,399	(320,083)	(1,598,164)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	1,459,600	927,762	1,279,210
Payments of long-term debt	(1,274,238)	(1,146,561)	(992,510)
Purchase of treasury shares	(743,198)	—	—
Proceeds from equity offering, net of transaction costs	—	—	714,292
Employee stock transactions	39,038	14,243	17,901
Other, net	(2,081)	(3,310)	(1,387)

Net cash provided by (used in) financing activities	(520,879)	(207,866)	1,017,506

Net increase (decrease) in cash and cash equivalents	25,729	17,356	(208,644)
Cash and cash equivalents at beginning of year	51,170	33,814	242,458

Cash and cash equivalents at end of year	$76,899	$51,170	$33,814

Supplemental information of non-cash financing activities:
Conversion of 3.5% Convertible Subordinated Notes to Class A Common Stock	$316,725	$—	$—

     See supplemental cash flow information in Notes 2, 3, 7, 8, 10 and 11.

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

Description of business and basis of presentation

We are a Fortune 500 and S&P 500 company with approximately 43,000 employees providing business process and information technology outsourcing solutions to commercial and government clients. We were incorporated in Delaware on June 8, 1988 and are based in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.

The consolidated financial statements are comprised of our accounts and the accounts of our majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on June 30. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, the reported amount of revenues and expenses during the reporting period, as well as the accompanying notes. These estimates are based on information available to us. Actual results could differ from these estimates.

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

Property, equipment and software, net

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which for equipment ranges primarily from 3 to 12 years and for buildings and improvements up to 40 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated life.

In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During fiscal years 2004, 2003 and 2002, we capitalized approximately $53.1 million, $44 million and $15.8 million, respectively, in software costs under SOP 98-1, which are being amortized over expected useful lives, which range from 2 to 10 years. These capitalized amounts include internal costs of approximately $12.2 million, $19.9 million and $12.1 million and external costs of approximately $40.9 million, $24.1 million and $3.7 million for fiscal years 2004, 2003 and 2002, respectively. These costs were incurred primarily in the development of our proprietary software used in connection with our long-term client relationships.

Goodwill

Due to the fact that we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible expense we could incur as a result of an impairment. The determination of the value of goodwill requires us to make estimates and assumptions about future business trends and growth. We continually evaluate whether events and circumstances have occurred that indicate the balance of goodwill may not be recoverable. In evaluating impairment, we estimate the sum of expected future cash flows derived from the goodwill and future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets

Other intangible assets consist primarily of acquired customer-related intangibles, and contract and migration costs related to new business activity, both of which are recorded at cost and amortized using the straight-line method over the contract terms. In connection with our revenue arrangements, we incur costs to originate contracts and to perform the transition and setup activities necessary to enable us to perform under the terms of the arrangement. We capitalize certain incremental direct costs in connection with these activities and amortize them over the term of the arrangement. From time to time, we also provide certain inducements to customers in the form of various arrangements, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. The amortization period of customer-related intangible assets ranges from 1 to 11 years, with a weighted average of approximately 8 years. The amortization period for all other intangible assets, including trademarks, ranges from 4 to 20 years, with a weighted average of 7 years. For all the fiscal year 2004 acquisitions, the CyperRep acquisition in fiscal year 2003 and the IMS, Andersen, and AFSA acquisitions in fiscal year 2002 (as described in Note 3), we obtained a third-party valuation of the intangible assets from Value Incorporated. The determination of the value of other intangibles requires us to make estimates and assumptions about future business trends and growth. We continually evaluate whether events and circumstances have occurred that indicate the balance of intangible assets may not be recoverable. In evaluating impairment, we estimate the sum of expected future cash flows derived from the intangible asset. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our other intangibles, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.

Other assets

Other assets primarily consist of long-term receivables and long-term investments accounted for using the cost method, long-term deposits and deferred debt issuance costs. It is our policy to periodically review the net realizable value of our long-term investments through an assessment of the recoverability of the carrying amount of each investment. Each investment is reviewed to determine if events or changes in circumstances have occurred which indicate that the recoverability of the carrying amount may be uncertain. In the event that an investment is found to be carried at an amount in excess of its recoverable amount, the asset is adjusted for impairment to a level commensurate with the recoverable amount of the underlying asset. The deferred debt issuance costs are being amortized using the straight-line method over the life of the related debt, which approximates the effective interest method.

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

During fiscal year 2004, approximately 62% of our revenue was recognized based on transaction volumes, approximately 19% were fixed fee based, wherein our revenue is earned as we fulfill our performance obligations under the arrangement, approximately 10% was related to cost reimbursable contracts, approximately 5% of our revenues were recognized using percentage-of-completion accounting and the remainder is related to time and material contracts.

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

Income taxes

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances. Our provision for income taxes includes the impact of these reserve changes. In the event that there is a significant unusual or one-time item recognized in our operating results, the taxes attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

Deferred income taxes are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which such differences are expected to reverse. We routinely evaluate all deferred tax assets to determine the likelihood of their realization. See Note 11 for discussion of income taxes.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. See Note 14 for the computation of earnings per share.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-based compensation

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for our stock-based compensation plans. Under APB 25, no compensation expense is recognized for our stock-based compensation plans since the exercise prices of awards under our plans are at current market prices of our stock on the date of grant. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date under those plans consistent with the fair value method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the year ended June 30,
	2004	2003	2002
Net income
As reported	$529,843	$306,842	$229,596
Less: Pro forma employee compensation cost of stock-based compensation plans, net of income tax	20,480	17,570	11,936

Pro forma	$509,363	$289,272	$217,660

Basic earnings per share
As reported	$4.03	$2.32	$1.94
Pro forma	$3.87	$2.18	$1.83
Diluted earnings per share
As reported	$3.83	$2.20	$1.76
Pro forma	$3.70	$2.09	$1.68

The fair value of each option grant was estimated at the date of grant using a separate Black-Scholes option pricing calculation for each grant. The following weighted average assumptions were used for grants in fiscal years 2004, 2003 and 2002: dividend yield of 0% in all years for all plans; volatility of 30.25%, 34.65% and 34.94%, for fiscal years 2004, 2003, and 2002, respectively, for all plans; risk-free interest rates of 3.46%, 3.74% and 4.36% for fiscal years 2004, 2003, and 2002, respectively, for all plans; and weighted average expected option life of 5.5 years for the 1997 and 1988 Plans and 3 years for the 1991 Plan for all years presented. The average fair values of the options granted during fiscal years 2004, 2003, and 2002 are estimated at $15.70, $14.49 and $16.01, respectively, for the combined plans. The fair values have been adjusted to reflect the February 2002 two-for-one stock split.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current presentation.

2. Sale of the Majority of our Federal Business

Effective November 1, 2003, we completed the sale of a majority of our Federal government business to Lockheed Martin Corporation (the “Divested Federal Business”) for approximately $649.4 million, which included a cash payment of $586.5 million at closing and $70 million payable pursuant to a five-year non-compete agreement, less a working capital settlement of $7.1 million paid in the third quarter of fiscal year 2004. Assets sold were approximately $346.8 million and liabilities assumed by Lockheed Martin Corporation were approximately $67.9 million, both of which were primarily in the Government segment. We recognized a pretax gain of $285.3 million ($182.3 million, net of income tax) in fiscal year 2004. The after tax proceeds from the divestiture were generally used to pay down debt, fund the acquisitions of Lockheed Martin Corporation’s commercial information technology outsourcing business, Patient Accounting Services Center, LLC, Truckload Management Services, Inc. and etravelexperts, LLC (see Note 3), and fund our share repurchase program (see Note 12).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenues from the Divested Federal Business, which are primarily included in the Government segment, were approximately $237.7 million, $680.1 million and $627.2 million for the years ended June 30, 2004, 2003 and 2002, respectively. This divestiture excludes, among others, our Department of Education relationship. Additionally our Commercial and Government operations will continue to serve as a subcontractor on portions of the Divested Federal Business.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that depreciation and amortization of long-lived assets held for sale be suspended during the holding period prior to sale. Accordingly, we suspended depreciation and amortization prior to the consummation of the sale in the amount of $6.2 million ($3.9 million, net of income tax) in fiscal year 2004, respectively, related to those long-lived assets sold.

In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation for $6.5 million in cash. We recognized a pretax gain of $5.4 million ($3.4 million, net of income tax) for this transaction. For the Hanscom Air Force Base contracts, we reported revenue in our Government segment of approximately $17.2 million, $25.2 million and $26 million for the years ended June 30, 2004, 2003 and 2002, respectively. We have agreed to indemnify ManTech with respect to the Department of Justice (“DOJ”) investigation related to purchasing activities at Hanscom during the period 1998-2000 (see Note 17). In the fourth quarter of fiscal year 2004, we sold an additional small contractual relationship to ManTech International Corporation. We reported revenue in our Government segment of approximately $3.1 million, $4.2 million and $4.5 million for the years ended June 30, 2004, 2003 and 2002, respectively, for this contract.

The sales of the Divested Federal Business to Lockheed Martin Corporation and the contracts sold to ManTech International Corporation now allow us to focus on our business process and information technology outsourcing service offerings in the commercial, state and local, and Federal education and healthcare markets.

3. Business Combinations

From our inception through June 30, 2004, we have acquired several businesses in the information technology services and business process outsourcing industries. Our recent acquisition activity is summarized as follows (excluding transaction costs):

Year ended June 30,	2004	2003	2002
Purchase consideration (in thousands):
Net cash paid	$242,402	$65,395	$1,405,009
Amounts due to seller	22	325	14,740
Liabilities assumed	68,040	17,089	188,699

Fair value of assets acquired (including intangibles)	$310,464	$82,809	$1,608,448

Fiscal year 2004 acquisitions

During fiscal year 2004, we acquired five companies, the most significant of which was the acquisition of Lockheed Martin Corporation’s commercial information technology outsourcing business. The transaction was valued at $107 million less a working capital settlement of $6.9 million plus related transaction costs, and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $152.6 million and assumed liabilities of $52.5 million. Included in the assets acquired are goodwill of $88.9 million, which is deductible for income tax purposes, and $26.8 million in intangible assets. The $26.8 million of intangible assets are attributable to customer relationships and non-compete agreements with useful lives ranging from 5 to 8 years, with a weighted average anticipated useful life of approximately 6 years. The operating results of the acquired business are included in our financial statements primarily in the Commercial segment from the effective date of the acquisition, November 1, 2003. We believe this transaction expands our client bases representing the manufacturing, automotive, retail, financial services and communications industries and provides acquired clients with access to additional BPO and IT services. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2004, we completed the acquisition of Patient Accounting Services Center, LLC (“PASC”), a provider of revenue cycle management for healthcare providers, including billing, accounts receivables, and collection services. The transaction was valued at approximately $94.9 million, excluding contingent consideration of a maximum of $25 million based on future financial performance, plus related transaction costs, and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $104.3 million and assumed liabilities of $9.4 million. We recorded goodwill of $71.9 million, which is deductible for income tax purposes, and $9.3 million in intangible assets. The $9.3 million of intangible assets are attributable to customer relationships and non-compete agreements with useful lives of 5 years. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 3, 2004. We believe this transaction expands the suite of business process outsourcing solutions we can offer new and existing healthcare clients. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

In February 2004, we completed the acquisition of Truckload Management Services, Inc. (“TMI”), an expedited document processing and business process improvement services provider for the trucking industry. The transaction was valued at approximately $28.1 million, excluding contingent consideration of a maximum of $14 million based upon future financial performance, plus related transaction costs, and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $30.2 million and assumed liabilities of $2.1 million. We recorded goodwill of $22.9 million, which is deductible for income tax purposes, and $2.5 million in intangible assets attributable to customer relationships and non-compete agreements with useful lives of 4 to 6 years, with a weighted average anticipated useful life of approximately 6 years. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, February 1, 2004. We believe this transaction will expand our business process outsourcing service offerings in the transportation industry, adding document management and document processing services for long-haul trucking fleets to our list of services. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

We also completed two other acquisitions during fiscal year 2004, one in our Commercial segment and the other in our Government segment.

These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.

Fiscal year 2003 acquisitions

During fiscal year 2003, we acquired five companies, the most significant of which was the acquisition of CyberRep, Inc. (“CyberRep”) in January 2003. CyberRep, which is included in our Commercial segment, provides customer care and customer relationship management services for the telecommunications, wireless communications, technology, and consumer products industries. The transaction was valued at approximately $42 million plus transaction costs, with assets acquired of $56.6 million and liabilities assumed of $14.9 million. We recorded goodwill of $33.6 million, which is fully deductible for income tax purposes, and $5.5 million in customer related intangible assets, which are attributable to customer relationships with lives of approximately 7 years. CyberRep’s operating results are included in our consolidated financial statements from the effective date of the acquisition, January 1, 2003. We believe this transaction expands our suite of business process outsourcing solutions for commercial clients worldwide by enhancing high-volume, customer care center capability and CRM business process outsourcing solutions for Fortune 500 companies.

We also completed four other acquisitions during fiscal year 2003, all of which were included in our Government segment.

These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.

Fiscal year 2002 acquisitions

During fiscal year 2002, we acquired eight companies, the most significant of which were the acquisitions of Lockheed Martin IMS Corporation (“IMS”) in August 2001 and AFSA Data Corporation (“AFSA”) in June 2002.

We acquired 100% of the stock of IMS, a wholly-owned subsidiary of Lockheed Martin Corporation, (now known as ACS State and Local Solutions), for approximately $825 million plus related transaction costs. The acquisition was funded from a $550 million 18-month interim credit facility, borrowings from our then existing revolving credit facility, and existing cash on hand. This interim credit facility was repaid in October 2001 with the proceeds from the equity offering of 18.4 million shares of our Class A common stock at $40.50 per share (see Note 12). IMS’ results have been included in the Government segment of our consolidated financial statements from the effective date of the acquisition, August 1, 2001. IMS provides

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

business process outsourcing services to more than 230 state and local government agencies in 45 U.S. states, the District of Columbia, Canada, Australia, and Europe. IMS specializes in child support enforcement, welfare and community services, electronic toll collection, and other intelligent transportation services involving the trucking industry, photo enforcement of red-light and speeding violations, parking management, and information technology outsourcing. We believe the acquisition of IMS solidified us as a leader in technology-based outsourcing solutions to state and local government agencies.

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

The total amount of goodwill is deductible for income tax purposes. Software of $41.5 million is included in property, equipment and software and has lives ranging from 2 to 10 years. The $64.3 million of acquired intangible assets is attributable to customer relationships with useful lives of 5 to 20 years, with a weighted average anticipated useful life of approximately 11 years.

In June 2002 we acquired AFSA, a subsidiary of FleetBoston Financial Corporation, for approximately $410 million plus related transaction costs. The acquisition was funded with a combination of a $375 million 18-month interim credit facility, borrowings from our then existing revolving credit facility, and existing cash on hand. AFSA is a leading business process outsourcer for federal, state, and local governments for a variety of health and human services programs, including Medicare, Medicaid, children’s health insurance programs (CHIP), and welfare and community services. AFSA’s results have been included primarily in the Commercial segment of our consolidated financial statements from the effective date of the acquisition, June 1, 2002. We believe this transaction expanded our presence in student loan servicing, state healthcare programs and local government welfare-to-workforce programs.

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

The total amount of goodwill is deductible for income tax purposes. Software of $17.6 million is included in property, equipment and software and has an anticipated useful life of approximately 6 years. The $48.3 million of acquired intangible assets is primarily attributable to customer relationships with lives of approximately 11 years and non-compete agreements with amortization periods of approximately 5 years.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In May 2002, we acquired the finance and accounting business process outsourcing unit of Andersen Worldwide (“Andersen”). Included in this acquisition are contracts with General Motors (“GM”) and the University of Phoenix (“the University”). Under a 10-year agreement with GM, we provide transactional accounting services such as payroll processing, disbursement processing, dealer accounting, accounts receivable processing, lease and subsidiary accounting, and expense reporting in the United States and Europe. Under the arrangement with the University, we provide student financial aid business process outsourcing services to the University including federal eligibility determinations, loan and grant processing, and disbursement of student aid as well as other support services related to student financial aid processing. The acquisition was valued at $65.2 million plus related transaction costs, with assets acquired of $79 million and liabilities assumed of $13.8 million. We recorded goodwill of $58.7 million (which is deductible for income tax purposes) and $9.1 million in customer related intangible assets, which are attributable to customer relationships with lives of three to ten years. Andersen’s operating results are included in the Commercial segment of our consolidated financial statements from the effective date of the acquisition, May 1, 2002 for the domestic operations and June 1, 2002 for the foreign operations. We believe this transaction advanced our finance and accounting business process outsourcing service offerings. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

In August 2001, we acquired the business process outsourcing services unit of National Processing Company (“NPC”). NPC provides healthcare claims processing, credit card application processing, and airline lift ticket processing. As part of the transaction, we acquired all of NPC’s offshore operations in Jamaica, the Dominican Republic, Barbados, and a majority of NPC’s Mexican operations. The transaction value was $43 million plus related transaction costs, with assets acquired of $50.3 million and liabilities assumed of $7.3 million. We recorded goodwill of $25.8 million of which 61% is deductible for income tax purposes and $2.8 million in customer related intangible assets, which are attributable to customer relationships with a life of approximately 3 years. NPC’s operating results are included in the Commercial segment of our consolidated financial statements from the effective date of the acquisition, August 1, 2001. We believe this transaction expanded our offshore business process outsourcing capabilities. This acquisition is not considered material to our results of operations; therefore, no pro forma information is presented.

We completed four other acquisitions during fiscal year 2002, two of which were included in our Commercial segment and two in our Government segment.

These acquisitions are not considered material to our results of operations either individually or in the aggregate; therefore, no pro forma information is presented.

We are obligated to make certain contingent payments to former owners based on the achievement of specified profit levels in conjunction with certain acquisitions. During fiscal year 2004, we made contingent consideration payments of $10.4 million related to acquisitions completed in prior years. During fiscal year 2003, we made $8 million contingent consideration payments related to acquisitions completed in prior years. As of June 30, 2004, the maximum aggregate amount of the outstanding contingent obligations is approximately $67.3 million, none of which has been earned to date. Any such payments primarily result in a corresponding increase in goodwill.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents a summary of our consolidated results of operations as if the IMS and AFSA acquisitions had occurred at the beginning of the period presented and are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred at the beginning of the period presented (in thousands, except per share amounts). Pro forma information for these acquisitions is not presented for fiscal years 2003 or 2004 because there is no difference between pro forma and reported financial information.

For the year ended
June 30, 2002
Revenue	$3,267,517
Net income	$256,268
Earnings per common share:
Basic	$2.16
Diluted	$1.96

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Georgia Contract

In 2001, we were awarded a contract by the Georgia Department of Community Health (“DCH”) to develop, implement and operate a system to administer health benefits to Georgia Medicaid recipients as well as state government employees (the “Georgia Contract”). This system development project was large and complex and anticipated the development of a system that would process both Medicaid and state employee claims. The Medicaid phase of this project was implemented on April 1, 2003. Various disputes arose because of certain delays and operational issues that were encountered in this phase. During the second quarter of fiscal year 2004, in connection with a settlement in principle, we recorded a $6.7 million reduction in revenue resulting from the change in our percentage-of-completion estimates primarily as a result of the termination of Phase II of the contract, a charge of $2.6 million to services and supplies associated with the accrual of wind-down costs associated with the termination of Phase II and an accrual of $10 million in other operating expenses to be paid to DCH pursuant to the settlement in principle. On July 21, 2004 we entered into a definitive settlement agreement with the DCH to settle these disputes. The terms of the definitive settlement, which were substantially the same as announced in January 2004, include a $10 million payment by us to DCH; a payment by DCH to us of $9 million in system development costs; escrow of $11.8 million by DCH, with $2.4 million of the escrowed funds to be paid to us upon completion of an agreed work plan ticket and reprocessing of July 2003 – June 2004 claims, and the remaining $9.4 million of escrowed funds to be paid to us upon final certification of the system by the Center for Medicare/Medicaid Services, the governing Federal regulatory agency; cancellation of Phase II of the contract; and an agreement to settle outstanding operational invoices resulting in a payment to us of over $8.2 million and approximately $7 million of reduction in such invoices.

5. Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30,
	2004	2003
Amounts Billed or Billable:
Government	$377,619	$472,704
Commercial	283,341	204,386

	660,960	677,090

Amounts Unbilled:
Amounts not yet billed	217,267	159,997
Excess of actual indirect costs over amounts currently billable under cost reimbursable contracts	—	4,445
Contract retainages not currently billable	—	1,186

	217,267	165,628

Total accounts receivable	878,227	842,718
Allowance for doubtful accounts	(4,756)	(7,240)

	$873,471	$835,478

Unbilled amounts reflect those amounts that are associated primarily with percentage of completion accounting, and other unbilled amounts not currently billable due to contractual provisions. Of the above unbilled amounts at June 30, 2004 and 2003, approximately $157.5 million and $77.7 million, respectively was not expected to be billed and collected within one year. These amounts are primarily related to the Georgia Contract (see Note 4) and our Commercial Vehicle Operations contract in our Government segment. Billings are based on reaching contract milestones or other contractual terms.

Amounts to be invoiced in the subsequent month for current services provided are included in billable. Billable amounts at June 30, 2004 and 2003 include approximately $266.1 million and $278 million, respectively, for services which have been rendered and will be billed in the normal course of business in the succeeding month.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in the allowance for doubtful accounts were as follows:

	For the year ended June 30,
	2004	2003	2002
Balance at beginning of period	$7,240	$6,956	$5,620
Provision for uncollectible accounts receivable	1,461	4,838	3,283
Losses sustained, net of recoveries and other	(2,913)	(4,554)	(1,947)
Sale of Divested Federal Business	(1,032)	—	—

Balance at end of period	$4,756	$7,240	$6,956

6. Property, Equipment and Software

Property, equipment and software consists of the following (in thousands):

	June 30,
	2004	2003
Land	$19,089	$21,631
Buildings and improvements	106,003	114,897
Computer equipment	532,450	413,981
Computer software	236,188	185,022
Furniture and fixtures	77,285	135,861
Construction in progress	—	1,968

	971,015	873,360
Accumulated depreciation and amortization	(449,243)	(395,148)

	$521,772	$478,212

Depreciation expense on property and equipment was approximately $117.5 million, $98.8 million and $74.5 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Amortization of computer software was approximately $30.7 million, $23.8 million and $13.9 million in fiscal years 2004, 2003 and 2002, respectively.

7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended June 30, 2004 and 2003 are as follow (in thousands):

	Government	Commercial	Total
Balance as of June 30, 2002	$1,191,738	$654,744	$1,846,482
Acquisition activity during the year	23,853	35,543	59,396

Balance as of June 30, 2003	1,215,591	690,287	1,905,878
Acquisition activity during the year	3,024	202,937	205,961
Divestiture activity during the year	(136,079)	(6,434)	(142,513)

Balance as of June 30, 2004	$1,082,536	$886,790	$1,969,326

Goodwill balances by segment as of June 30, 2003 and 2002 have been restated to reflect a change in our internal organization that caused the composition of our reportable segments to change (see Note 20). Fiscal years 2004 and 2003 activity is primarily related to acquisitions and divestitures completed during the periods (see Notes 2 and 3).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table reflects the balances of our other intangibles (in thousands):

	June 30,
	2004		2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Acquired customer-related intangibles	$191,517	$(49,425)	$154,771	$(31,735)
Customer contract costs	142,802	(53,334)	139,667	(50,129)
All other	2,854	(1,447)	4,031	(2,314)

Total	$337,173	$(104,206)	$298,469	$(84,178)

Unamortized intangible asset:
Title plant	$50,800		$50,800

Aggregate amortization:
For the year ended June 30, 2004				$46,600
For the year ended June 30, 2003				36,889
For the year ended June 30, 2002				22,994
Estimated amortization for the years ended June 30:
2005				$45,479
2006				40,709
2007				35,850
2008				32,702
2009				25,065

Amortization includes amounts charged to amortization expense for customer contract costs and other intangibles, other than contract inducements. Amortization of contract inducements of $11 million, $7.3 million and $0.9 million for fiscal years 2004, 2003 and 2002, respectively, is recorded as a reduction to related contract revenue. Amortization for fiscal years 2004, 2003 and 2002 includes approximately $21.9 million, $16.2 million, and $9 million, respectively, related to acquired customer-related intangibles. Amortized intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 11 years, with a weighted average of approximately 8 years. The amortization period for all other intangible assets, including trademarks, ranges from 4 to 20 years, with a weighted average of 7 years.

8. Other Assets

Other assets primarily consist of long-term receivables, long-term investments accounted for using the cost method, long-term deposits, and deferred debt issuance costs. During fiscal year 2003, we recorded $3.4 million ($2.1 million, net of income tax) in other non-operating expense associated with the write-down of several long-term investments to their estimated net realizable value. We had approximately $26.8 million and $19.5 million in long-term investments as of June 30, 2004 and 2003, respectively, primarily related to our deferred compensation plan (see Note 13).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Other Accrued Liabilities

The following summarizes other accrued liabilities at June 30, 2004 and 2003 (in thousands):

	June 30,
	2004	2003
Accrued payments to vendors and contract related accruals	$213,027	$185,808
Software and equipment lease and maintenance	42,836	27,117
Accruals related to acquisitions and divestitures	28,937	19,643
Accrual for Georgia Contract settlement (see Note 4)	10,000	—
Accrual for GSA/FTSA settlement (see Note 17)	10,000	—
Other	37,848	40,010

Total	$342,648	$272,578

10. Long-term Debt

A summary of long-term debt follows (in thousands):

	June 30,
	2004	2003
Unsecured $875 million revolving credit agreement (“$875 million Credit Facility”) payable to banks, due in December 2005	$370,000	$177,700
3.5% Convertible Subordinated Notes due February 2006	—	316,990
Capitalized lease obligations at various interest rates, payable through 2008	4,487	5,414

	374,487	500,104
Less current portion	(2,048)	(1,764)

	$372,439	$498,340

Maturities of long-term debt at June 30, 2004 are as follows:

Year ending June 30,
2005	$2,048
2006	371,208
2007	832
2008	399
2009	—

Total	$374,487

Interest on the $875 million Credit Facility is payable monthly at floating rates and fees based upon LIBOR and our credit rating. As a result, rates will fluctuate with both changes in the overall interest rate environment as well as changes in our credit rating. Currently, borrowings bear interest at LIBOR (1.369% at June 30, 2004) plus .575%, a facility fee of 0.175% per annum on the committed amount of the facility. We incur a usage fee of 0.125% per annum which is applicable only when borrowings and letters of credit outstanding exceed $437.5 million. The agreement contains covenants, which require that we comply with certain negative, affirmative and financial covenants customary in facilities of this nature, including but not limited to the maintenance of fixed charge ratios and minimum net worth requirements. The agreement also has provisions which would permit acceleration of the maturity of the borrowings after the occurrence of certain defined events of default. As of June 30, 2004 we were in compliance with the covenants of our $875 million Credit Facility.

On February 27, 2004, we completed the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Notes”). Holders of 99.9% of all the outstanding Notes converted their Notes to 23.0234 shares of our Class A common stock per $1,000 principal amount of Notes in accordance with the procedures specified in the related indenture governing the Notes. As the result of such conversions, approximately 7.3 million shares of our Class A common stock were issued to such noteholders at the conversion price of $43.44 per share. The remaining Notes were redeemed in cash at 101.4% of the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

principal amount, resulting in a cash redemption of $269,000. The Notes were convertible at any time prior to the maturity date, unless redeemed or repurchased, into Class A common stock at a conversion rate of 23.0234 shares of Class A common stock for each $1,000 principal amount of Notes (equivalent to a conversion price of $43.44 per share of Class A common stock), subject to adjustments in certain events. Interest on the Notes was payable semi-annually on February 15 and August 15 of each year commencing August 15, 2001.

Cash payments for interest for the years ended June 30, 2004, 2003, and 2002 were approximately $16.4 million, $21.1 million, and $27.5 million, respectively. The decrease in cash paid for interest in fiscal year 2004 from fiscal year 2003 is due to the redemption of our Notes discussed above.

At June 30, 2004, we have approximately $354.5 million available for use under the $875 million revolving credit agreement after considering outstanding letters of credit of $150.5 million. We use letters of credit to secure certain contractual performance and other obligations.

11. Income Taxes

Income tax expense (benefit) is comprised of the following (in thousands):

	Year ended June 30,
	2004	2003	2002
Current:
U.S. Federal	$202,797	$71,420	$74,112
State	25,285	8,334	8,934
Foreign	5,103	3,500	2,727

Total current expense	233,185	83,254	85,773

Deferred:
U.S. Federal	60,121	92,182	42,150
State	5,767	9,517	2,937
Foreign	267	(848)	—

Total deferred expense	66,155	100,851	45,087

Total income tax expense	$299,340	$184,105	$130,860

Deferred tax assets (liabilities) consist of the following (in thousands):

	June 30,
	2004	2003
Deferred tax assets:
Accrued expenses not yet deductible for tax purposes	$31,955	$15,825
Unearned revenue	8,366	5,626
Tax credits and loss carryforwards	6,319	2,198
Divestiture-related accruals	6,909	1,017

Subtotal	53,549	24,666
Deferred tax assets valuation allowance	(3,695)	(83)

Total deferred tax assets	49,854	24,583

Deferred tax liabilities:
Goodwill amortization	(160,809)	(120,023)
Depreciation and amortization	(83,834)	(64,605)
Unbilled revenue	(52,976)	(31,832)
Prepaid and receivables	(10,221)	(7,512)
Other	(1,623)	(3,149)

Total deferred tax liabilities	(309,463)	(227,121)

Net deferred tax liabilities	$(259,609)	$(202,538)

At June 30, 2004, we had available unused domestic net operating loss carry-forwards (“NOLs”), net of Internal Revenue Code Section 382 limitations, of approximately $4.6 million which will expire over various periods through 2017. We also generated approximately $3.6 million in tax credits carryforwards as of June 30, 2004 which may be carried forward indefinitely. A valuation allowance of $3.7 million and $83 thousand was recorded at June 30, 2004 and June 30, 2003,

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively, against deferred tax assets associated with net operating losses and tax credits carryforwards for which realization of any future benefit is uncertain due to taxable income limitations. We routinely evaluate all deferred tax assets to determine the likelihood of their realization. The valuation allowance for deferred tax assets increased by $3.6 million and decreased by $22 thousand during the years ended June 30, 2004 and 2003, respectively.

The depreciation and amortization related deferred tax liabilities significantly increased during the years ended June 30, 2004 and 2003 predominantly due to current tax deductions for acquired intangibles, goodwill and depreciation. Generally, since the adoption of SFAS 142 eliminates the book goodwill amortization, the difference between the cumulative book and tax bases of these intangibles will continue to grow as current tax deductions are realized. In addition, accelerated tax depreciation is provided for under the Jobs and Growth Tax Relief Reconciliation Act of 2003 on capital expenditures through December 2004.

Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

	Year ended June 30,
	2004	2003	2002
Statutory U.S. Federal income tax	$290,214	$171,831	$126,160
State income taxes, net	19,873	11,603	7,716
Basis difference on sale of subsidiary	(5,595)	—	(2,104)
Research and development tax credits	(6,068)	—	—
Other	916	671	(912)

Total income tax expense	$299,340	$184,105	$130,860

The effective tax rate for June 30, 2004 was 36.1%. It includes tax implications recognized from the sale of the Divested Federal Business, sale of a foreign subsidiary and research and development tax credits. The effective tax rate on normal operations excluding these items was 37.5%.

Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of approximately $16.8 million, $5.5 million and $8 million as of June 30, 2004, 2003 and 2002, respectively. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitates that these earnings should be repatriated to the U.S., an additional tax provision and related liability would be required. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.

Federal, state and foreign income tax payments during the years ended June 30, 2004, 2003 and 2002 were approximately $189.6 million, $67.1 million and $39.5 million, respectively. Taxes paid in fiscal year 2004 include $88.1 million related to the gain on the Divested Federal Business (see Note 2).

12. Common Stock

Our Class A common stock trades publicly on the New York Stock Exchange (symbol “ACS”) and is entitled to one vote per share. Our Class B common stock is entitled to ten votes per share. Class B shares are convertible, at the holder’s option, into Class A shares, but until converted carry significant transfer restrictions.

On February 27, 2004, we completed the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006. Please see Note 10 for further discussion.

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our existing revolving credit facility. As of June 30, 2004, we had repurchased approximately 15 million shares at a total cost of approximately $743.2 million.

In March 2002, we completed the redemption of our 4% Convertible Subordinated Notes due March 2005 (“4% Notes”). Holders of all of the outstanding 4% Notes converted their 4% Notes to shares of our Class A common stock in accordance with procedures specified in the related Indenture governing the 4% Notes. As the result of such conversions, 10.8 million shares of our Class A common stock were issued to such holders. In fiscal year 2001, prior to conversion, $63 thousand of our 4% Notes were converted into 2,952 shares of Class A common stock.

In February 2002, we completed a two-for-one stock split of our outstanding Class A common stock and Class B common stock implemented in the form of a 100% stock dividend (“Stock Split”). Each holder of record of our Class A common stock and Class B common stock as of the close of business on February 15, 2002 received an additional share of such stock held by them at that time. In connection with the Stock Split, the number of shares of Class A common stock reserved for issuance or subject to outstanding options granted under our employee stock option or other benefit plans, as well as the number of shares reserved for issuance under our 4% Notes and Notes outstanding at that time, were proportionately increased in accordance with the terms of such options, plans and other instruments.

On October 10, 2001, we completed our offering of 18.4 million shares (adjusted for stock split) of our Class A common stock. The shares were issued at $40.50 per share. Net proceeds of $714.3 million (net of transaction costs) were used to repay the $550 million 18-month interim credit facility incurred to fund the IMS acquisition and a portion of the amount outstanding under our then existing revolving credit facility.

13. Employee Benefit Plans

Under our 1997 Stock Incentive Plan (the “1997 Plan”), we have reserved approximately 7.4 million shares of Class A common stock for issuance to key employees at exercise prices determined by the Board of Directors. In May 2000, February 2001, October 2001 and July 2003, the Board of Directors approved the additional allotment of approximately 1.7 million, 1.6 million, 4.1 million and 3.8 million shares, respectively, to the 1997 Plan in accordance with the terms and conditions of the 1997 Plan authorized by our shareholders pursuant to our November 14, 1997 Proxy Statement. Options granted under the 1997 Plan to our current employees cannot exceed 12.8% of our issued and outstanding shares. Our 1988 Stock Option Plan (the “1988 Plan”), which originally reserved 12 million shares of Class A common stock for issuance, was discontinued for new grants during fiscal year 1998 and terminated (except for the exercise of then existing option grants as of September 1997) and subsequently, 3.2 million unissued shares expired. Generally, the options under each plan vest in varying increments over a five-year period, generally become exercisable after five years, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value of our Class A common stock at the time of the grant. As reported in Note 1, we have elected to adopt the disclosure only provisions of SFAS 123 and we account for stock-based employee compensation plans in accordance with APB 25. As a result, no compensation cost has been recognized in the periods presented for stock option or employee stock purchase plans.

Between February 28, 2002 and March 31, 2004, we issued 1,055,968 shares of our Class A common stock to fifteen current or former employees or directors (collectively, the “optionees”) pursuant to the exercise of options granted under our 1988 Stock Option Plan in excess of the amount originally registered with the SEC on Form S-8 filed November 17, 1994 (Registration No. 33-86426). The exercise price of the options exercised ranged from $4.00 to $10.56 per share of Class A common stock and the aggregate exercise price of the options was $9.6 million. We believe the grant of the options and the subsequent issuance of the underlying securities to the optionees was exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or pursuant to Section 4(2) of the Securities Act. Each of the optionees had access to sufficient information regarding Affiliated Computer Services, Inc. required to make an informed investment decision and had the requisite sophistication to make an investment in our securities. In addition, some of the optionees are “accredited investors” as defined in Regulation D of the Securities Act.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Computer Data Systems, Inc. 1991 Long-Term Incentive Plan (the “1991 Plan”) provides for the granting of options to various employees, officers, and directors of ACS Government Solutions. This plan was discontinued for new grants effective with the December 1997 Government Solutions merger. All options issued under the 1991 Plan were fully vested as of the effective date of the merger. Exercise prices of options awarded in all years were equal to the market price of the stock on the date of the grant; therefore, no compensation costs have been recognized for awards under this plan. As of June 30, 2002, there are no outstanding options to be exercised under the 1991 Plan.

Option activity for the years ended June 30, 2004, 2003, and 2002 is summarized as follows:

		Weighted
		Average
	Options	Option Price
Outstanding at June 30, 2001	10,712,090	$16.87

Granted	2,543,000	39.82
Exercised	(1,679,390)	10.66
Canceled	(445,200)	21.11

Outstanding at June 30, 2002	11,130,500	22.88

Granted	3,439,500	37.45
Exercised	(1,182,800)	12.04
Canceled	(427,400)	32.34

Outstanding at June 30, 2003	12,959,800	27.42

Granted	3,167,000	45.09
Exercised	(2,077,890)	16.46
Canceled	(593,200)	33.12

Outstanding as of June 30, 2004	13,455,710	33.04

Vested and exercisable at June 30, 2004	1,353,810	$15.98

Vested and unexercisable at June 30, 2004	3,261,500	$24.94

Further information regarding outstanding and exercisable stock options by exercise price range as of June 30, 2004 is disclosed below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$4.00 - $12.68	727,200	3.68	$11.27	577,200	$11.20
$15.26 - $20.94	3,041,110	5.30	17.65	776,610	19.52
$27.56 - $38.66	5,400,600	7.35	35.23	—	—
$40.62 - $50.23	4,286,800	8.78	44.90	—	—

	13,455,710	7.15	$33.04	1,353,810	$15.98

Under our 1995 Employee Stock Purchase Plan (“ESPP”), a maximum of 4 million shares of Class A common stock can be issued to substantially all full-time employees who elect to participate. In October 2002, the Board of Directors approved an amendment to the ESPP to increase the number of shares that can be issued under the plan from 2 million to 4 million. Through payroll deductions, eligible participants may purchase our stock at a 15% discount to market value. The stock is either purchased by the ESPP in the open market or issued from our treasury account, and our contributions for the years ended June 30, 2004, 2003, and 2002 which were charged to additional paid-in capital, were approximately $1.9 million, $3.3 million and $1.4 million, respectively. During fiscal year 2004, we issued 92,000 treasury shares to fund the ESPP.

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

We offer a deferred compensation plan to employees who meet specified compensation criteria. The assets and liabilities of this plan are included in our consolidated financial statements. Approximately 900 employees participate in the plan. Participants may elect to defer a specified percentage of base salary and incentive compensation annually. The assets of the plan as of June 30, 2004 and 2003 were $19.2 million and $11.5 million, respectively. Liabilities of the plan, representing participants’ account balances, were $20.4 million and $12.1 million at June 30, 2004 and 2003, respectively.

We have contributory retirement and savings plans, which cover substantially all employees and allow for discretionary matching contributions by us as determined by our Board of Directors. Contributions made by us to certain plans during the years ended June 30, 2004, 2003, and 2002 were approximately $14.8 million, $24.5 million and $22.6 million, respectively.

14. Earnings Per Share

Basic earnings per share of common stock is computed using the weighted average number of our common shares outstanding during the period. Diluted earnings per share is adjusted for the after-tax impact of interest on the Notes and the 4% Notes and reflects the incremental shares that would be available for issuance upon the assumed exercise of stock options and conversion of the Notes and the 4% Notes.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year ended June 30,
	2004	2003	2002
Numerator:
Numerator for earnings per share (basic) - income available to common stockholders	$529,843	$306,842	$229,596
Effect of dilutive securities:
Interest on convertible debt (net of income tax)	5,196	8,218	12,610

Numerator for earnings per share assuming dilution-income available to common stockholders	$535,039	$315,060	$242,206

Denominator:
Weighted average shares outstanding (basic)	131,498	132,445	118,646
Effect of dilutive securities:
Convertible debt	4,750	7,298	14,851
Stock options	3,398	3,687	3,967

Total potential common shares	8,148	10,985	18,818

Denominator for earnings per share assuming dilution	139,646	143,430	137,464

Earnings per share (basic)	$4.03	$2.32	$1.94

Earnings per share assuming dilution	$3.83	$2.20	$1.76

Options to purchase approximately 457,000 shares of common stock were outstanding during fiscal year 2004 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price during the period. There were 159,000 antidilutive shares in fiscal year 2003 and no antidilutive shares in fiscal year 2002.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Financial Instruments

As of June 30, 2004 and 2003, the fair values of our revolving credit balances and other variable-rate debt instruments approximated the related carrying values.

As of June 30, 2003, we estimated the fair value of the Notes at approximately $373 million based on trading prices on that date. As discussed in Note 10, we redeemed the Notes in February 2004.

We had no derivative financial instruments as of June 30, 2004, 2003 or 2002.

16. Related Party Transactions

As of June 30, 2002, we held a minority preferred stock interest in DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (“DDH”). Our Chairman owns a majority voting interest in DDH and our President and General Counsel, along with our Chairman, were directors of DDH. At June 30, 2002, DDH had a $48 million line of credit with Citicorp USA, Inc., for which we and our Chairman, in exchange for warrants to acquire additional voting stock, acted as partial guarantors. In addition, we obtained access to corporate aircraft at favorable rates in consideration of our guaranty. We had guaranteed up to approximately $11.5 million of the line of credit and our Chairman guaranteed up to approximately $17.5 million of the line of credit.

In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and our guaranty to Citicorp was released in full. Our minority preferred stock interest and warrants (with a recorded value of $100,000 at June 30, 2002) in DDH were cancelled. We have no further ownership interest in DDH. Our officers, other than the Chairman, are no longer directors of DDH. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2004, we have $0.7 million remaining in prepaid flights with DDH. During fiscal year 2003, we paid DDH approximately $0.5 million for maintenance services, chartered aircraft and equipment. We made no payments to DDH during fiscal year 2004.

In August 2001, we purchased a Challenger 600 aircraft from DDH for a purchase price of $8.5 million, which included interior and exterior refurbishment of the aircraft. As of June 30, 2002, the purchase price for the aircraft was paid in full, and refurbishment was near completion. The aircraft was delivered to us in the first quarter of fiscal year 2003.

17. Commitments and Contingencies

We have various non-cancelable operating lease agreements for information technology equipment, software and facilities with terms through 2018. A summary of these commitments at June 30, 2004 is as follows (in thousands):

Year ending June 30,
2005	$135,979
2006	94,258
2007	67,099
2008	44,718
2009	28,974
Thereafter	57,064

$428,092

Lease expense for information technology equipment, software and facilities was approximately $227.7 million, $174.7 million and $147 million for the years ended June 30, 2004, 2003 and 2002, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under an outsourcing arrangement and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2004, we serviced a FFEL portfolio of approximately 1.5 million loans with an outstanding principal balance of approximately $18.2 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. This reserve was approximately $3.7 million and $4.2 million at June 30, 2004 and 2003, respectively. During fiscal years 2004, 2003 and 2002, we purchased and charged against the reserve $4.5 million, $3.6 million and $0.2 million of loans, respectively, and recovered or sold loans with proceeds totaling $1.3 million, $1.3 million and $0.3 million, respectively, which were credited to our reserve. We recorded provisions of $2.7 million, $2.5 million and $0.2 million in fiscal years 2004, 2003 and 2002, respectively.

Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2004, outstanding surety bonds of $323.4 million and $109.7 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In addition, we had approximately $32.5 million of letters of credit outstanding which serve as collateral for our surety bond program. Approximately $8.3 million of letters of credit secure our casualty insurance programs. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria. As of June 30, 2004, the maximum aggregate amount of the outstanding contingent obligations is approximately $67.3 million. Upon satisfaction of the specified contractual criteria, any such payment would result primarily in a corresponding increase in goodwill.

We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the Divested Federal Business. Our maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of June 30, 2004, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time. As discussed below, we have agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom during the period 1998-2000.

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by 21 former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, “GSA/FTSA”). The GSA/FTSA employees alleged that they were entitled to the value of 803,082 shares of our stock (adjusted for February 2002 stock split) pursuant to options issued to the GSA/FTSA employees in 1988 in connection with a former technology outsourcing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which included attorneys’ fees and pre-judgment interest. The judgment was appealed by the plaintiffs and us and the appellate process has now been concluded. As a result of the appeals, the trial court’s judgment was reversed and the case was remanded to the trial court for further proceedings, except that the trial court judgment was affirmed in part as to one of the plaintiffs and the trial court’s dismissal of certain of our affirmative defenses was upheld. The amount of the judgment for the one plaintiff whose judgment was upheld has been settled for $1.3 million. In August 2004, mediation was conducted which resulted in the settlement of claims of the other GSA/FTSA employees. As a result of this settlement, we accrued $10 million in other operating expenses in the fourth quarter of fiscal year 2004 related to this settlement and paid $10 million in full settlement of all claims of the other GSA/FTSA employees in August 2004.

One of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery – Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the DOJ’s inquiry was approximately $25 million for the fiscal year ended June 30, 2003, and approximately $17.2 million for the fiscal year ended June 30, 2004, representing approximately 0.7% of our revenue for fiscal year 2003 and 0.4% for fiscal year 2004. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ManTech International Corporation; however, we have agreed to indemnify ManTech with respect to this DOJ investigation. We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome. (See Note 2 for a discussion of the sale of the contracts associated with the Hanscom Air Force Base relationship.)

Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. The inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS and Tier, as a subcontractor to ACS SLS, in New York, Illinois and Ohio. Our fiscal year 2004 revenue from these three contracts was approximately $67 million, representing approximately 1.6% of our fiscal year 2004 revenue. Our teaming arrangement also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s recent filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome.

On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 1% of our total revenue. In March 2004 we filed our response to the OIG report. On May 20, 2004, at a meeting of the Workforce Florida, Inc. (“WFI”) Board of Directors which was attended by representatives of ACS SLS, which is our subsidiary performing these services, a representative of WFI, which is the principal workforce policy organization for the State of Florida and oversees and monitors the administration of the State’s workforce policy as well as the programs and services carried out by regional workforce boards and AWI, indicated that WFI did not see a systemic problem with the performance of these workforce services by ACS SLS and that it considered the issue closed. We were also advised in February 2004 that the SEC is conducting an informal investigation into the matters covered by the OIG’s report. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which expired in June 2003, and which were included in the OIG’s report. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a contract in Pinellas County in Florida for the period from January 1999 to March 2001, when the contract expired. We acquired this contract from Lockheed Martin Corporation in August 2001 or approximately five months after the expiration of the workforce contract in Pinellas County. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims under the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and which settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ, the SEC and DOL to produce documents in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome.

In June 2004, the Mississippi Department of Environmental Quality (“MDEQ”) issued a Notice of Violation to ACS Image Solutions, Inc., one of our subsidiaries, that alleges noncompliance with the Clean Water Act and the Federal Resource Conservation and Recovery Act. The alleged violations relate primarily to the operation of a permitted wastewater treatment system at the ACS Image Solutions in Flora, Mississippi from August 2001 to May 2004. We have implemented a number of remedial measures in response to the MDEQ’s concerns, including closing the specific operation that generated the wastewaters at issue. We responded to the Notice of Violation by letter dated July 19, 2004, and are currently working with the MDEQ toward a resolution of this matter. MDEQ has stated it will seek penalties. At this time, MDEQ has not provided us with an official penalty demand; however, we believe that any penalties assessed will be immaterial to our results of operations and liquidity.

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

18. New Accounting Standards

In December 2003, the SEC issued SAB 104. SAB 104 updates existing Staff Accounting Bulletin Topic 13 “Revenue Recognition” to be consistent with recently issued guidance, primarily EITF 00-21. We do not believe that SAB 104 has had a material impact on our financial position or results of operations.

19. Comprehensive Income

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

The components of comprehensive income are as follows (in thousands):

	Year ended June 30,
	2004	2003	2002
Net income	$529,843	$306,842	$229,596
Other comprehensive income (loss):
Foreign currency translation adjustment (net of income taxes of $1,445 and $583, respectively)	(2,410)	(971)	—
Unrealized loss on marketable security	—	—	(84)
Unrealized gain on hedging instruments (net of income taxes of $139)	—	—	216

Comprehensive income	$527,433	$305,871	$229,728

The unrealized loss on marketable security relates to an investment in a marketable security, which was sold in June 2002. The unrealized gain on hedging instruments relates to derivative instruments held by us due in fiscal year 2002.

20. Segment Information

We are organized into Commercial and Government segments due to the different operating environments of each segment, caused by different types of customers, differing economic characteristics, and the nature of regulatory environments. In the Government segment, we provide business process outsourcing and information technology services to state and local governments. Our Government segment also includes our relationship with the Department of Education. In the Commercial segment, we provide business process outsourcing, information technology outsourcing, and systems integration services to clients in such industries as healthcare, retail, wholesale distributing, manufacturing, utilities, financial institutions, insurance, and transportation.

In fiscal year 2003, we reported our results of operations in three segments: Commercial, State and Local Government, and Federal. In fiscal year 2004, as a result of the sale of our Divested Federal Business, we combined our State and Local Government and Federal segments into our Government Segment. Prior period reporting has been restated to conform to the new segment reporting.

Over 98% of our consolidated revenues for fiscal years 2004, 2003 and 2002 were derived from domestic clients. Our relationship with the Department of Education is our largest contract and represents approximately 5%, 4% and 5% of consolidated revenues for fiscal years 2004, 2003, and 2002, respectively. No other single customer exceeded 5% of our revenues.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables reflect the results of the segments consistent with our management system (in thousands):

	Government	Commercial	Corporate	Consolidated
Fiscal year 2004
Revenues (a)	$2,428,029	$1,678,364	$—	$4,106,393
Operating expenses	1,989,392	1,308,411	66,356	3,364,159
Gain on sale of Divested Federal Business	(285,273)	—	—	(285,273)
Depreciation and amortization expense	72,286	109,382	2,128	183,796

Operating income (loss)	$651,624	$260,571	$(68,484)	$843,711

Total assets	$2,088,841	$1,718,115	$100,286	$3,907,242

Capital expenditures	$110,649	$112,519	$1,453	$224,621

Fiscal year 2003
Revenues (a)	$2,544,298	$1,242,908	$—	$3,787,206
Operating expenses	2,117,025	954,762	44,010	3,115,797
Depreciation and amortization expense	69,195	80,111	2,822	152,128

Operating income (loss)	$358,078	$208,035	$(46,832)	$519,281

Total assets	$2,241,799	$1,338,728	$118,178	$3,698,705

Capital expenditures	$109,819	$93,912	$1,942	$205,673

Fiscal year 2002
Revenues (a)	$2,105,585	$957,333	$—	$3,062,918
Operating expenses	1,748,850	774,197	28,753	2,551,800
Depreciation and amortization expense	51,351	57,020	2,115	110,486

Operating income (loss)	$305,384	$126,116	$(30,868)	$400,632

Total assets	$2,086,039	$1,235,841	$81,687	$3,403,567

Capital expenditures	$90,105	$43,432	$10,869	$144,406

(a)	Revenues in our Government segment for fiscal years 2004, 2003 and 2002 include revenues from operations divested through June 30, 2004 of $251.1 million, $679.3 million and $633.7 million, respectively. Revenues in our Commercial segment for fiscal years 2004, 2003 and 2002 include revenues from operations divested as of June 30, 2004 of $6.9 million, $30.2 million and $63.4 million, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. Revenue by Service Line

Our revenues by service line are shown in the following table (in thousands):

	Year ended June 30,
	2004	2003	2002
Business process outsourcing	$3,017,699	$2,582,773	$1,942,865
Information technology outsourcing	694,890	492,848	441,249
Systems integration services	393,804	711,585	678,804

Total	$4,106,393	$3,787,206	$3,062,918

22. Quarterly Results of Operations (unaudited)

     (in thousands, except per share amounts)

	Quarter ended
	Fiscal Year 2004							Fiscal Year 2003
	June 30,		Mar. 31,		Dec. 31,		Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2004		2004		2003		2003	2003	2003	2002	2002
Revenues	$1,062,447		$1,009,432		$997,879		$1,036,635	$1,014,178	$981,633	$908,814	$882,581
Operating income	$142,981	(a)	$153,820	(a)	$402,981	(a)	$143,929	$139,571	$135,089	$124,966	$119,655
Net income	$90,259	(a)	$99,746	(a)	$253,030	(a)	$86,808	$83,892	$79,493	$74,001	$69,456
Earnings per share – basic	$0.69	(a)	$0.76	(a)	$1.93	(a)	$0.65	$0.63	$0.60	$0.56	$0.53
Weighted average shares outstanding	130,216		131,503		131,001		133,235	132,998	132,540	132,175	132,073
Earnings per share — diluted	$0.68	(a)	$0.72	(a)	$1.80	(a)	$0.62	$0.60	$0.57	$0.53	$0.50
Weighted average shares outstanding — diluted	133,304		139,348		141,880		143,960	143,791	143,657	143,295	142,984

(a)	During the second quarter of fiscal year 2004, we completed the sale of our Divested Federal Business. As a result of this transaction, we recognized a pretax gain of $284.3 million ($181.7 million, net of income tax) in the second quarter of fiscal year 2004. We recognized additional pretax gains of $0.5 million ($0.3 million, net of income tax) and $0.4 million ($0.3 million, net of income tax) in the third and fourth quarters of fiscal year 2004, respectively, primarily due to our final working capital settlement with Lockheed Martin Corporation. Please see the Notes to our Consolidated Financial Statements for discussion of other significant items which impacted fiscal year 2004 results of operations.

23. Subsequent Events

In July 2004, we acquired Heritage Information Systems, Inc. (“Heritage”). Heritage provides clinical management and pharmacy cost containment solutions to fourteen state Medicaid programs, over a dozen national commercial insurers and Blue Cross Blue Shield licensees and some of the largest employer groups in the country. The transaction was valued at approximately $23 million plus related transaction costs, excluding contingent consideration of a maximum of $17 million based upon future financial performance, and was funded from our existing cash on hand. The operating results of the acquired business will be included in our Government segment from the effective date of the acquisition, July 1, 2004.

In August 2004, we acquired BlueStar Solutions, an information technology outsourcer specializing in applications management of packaged enterprise resource planning (“ERP”) and messaging services. The transaction was valued at approximately $73 million plus related transaction costs and was funded from cash on hand. We believe that the acquisition of BlueStar provides us penetration into the emerging ERP/messaging market. The operating results of the acquired business will be included in our financial statements in the Commercial segment from the effective date of the acquisition, August 26, 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The management of the Company, including the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2004. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were operating effectively as of June 30, 2004. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter and year ending June 30, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(b)	Reports on Form 8-K

1.)	On April 5, 2004, the Company filed a Current Report on Form 8-K (dated as of April 5, 2004) to announce the acquisition of etravelexperts, LLC and to furnish a copy of the Company’s press release regarding this matter.

2.)	On April 20, 2004, the Company filed a Current Report on Form 8-K (dated as of April 20, 2004) for the purpose of furnishing the third quarter of fiscal year 2004 earnings press release, announcing the conference call to be hosted on the Company’s website to disclose the Company’s financial results and disclosing the location of the Company’s Supplementary Financial Information used during the conference call for the quarter ended March 31, 2004.

3.)	On April 27, 2004, the Company filed a Current Report on Form 8-K (dated as of April 20, 2004) for the purpose of furnishing the transcript of the Company’s presentation during the conference call hosted on the Company’s website disclosing the Company’s financial results, the questions and answers following the presentation and furnishing a copy of the slides presented during the conference call hosted on the Company’s website.

4.)	On April 29, 2004, the Company filed a Current Report on Form 8-K (dated as of April 29, 2004) for the purposes of furnishing the press release announcing that the Board of Directors had authorized a share repurchase program for the purchase of up to $750 million of its outstanding shares of Class A common stock.

(c)	Exhibits

Reference is made to the Index to Exhibits beginning on page 64 for a list of all exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized representative.

Affiliated Computer Services, Inc.

Date: September 13, 2004

	By:	/s/ Warren D. Edwards
Warren D. Edwards
Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of September 2004.

Signature	Title
/s/ Darwin Deason (Darwin Deason)	Director, Chairman of the Board
/s/ Jeffrey A. Rich (Jeffrey A. Rich)	Director and Chief Executive Officer
/s/ Mark A. King (Mark A. King)	Director, President and Chief Operating Officer
/s/ Warren D. Edwards (Warren D. Edwards)	Executive Vice President and Chief Financial Officer
/s/ Charles E. McDonald (Charles E. McDonald)	Senior Vice President and Chief Accounting Officer
/s/ J. Livingston Kosberg (J. Livingston Kosberg)	Director
/s/ Joseph P. O’Neill (Joseph P. O’Neill)	Director
/s/ Frank A. Rossi (Frank A. Rossi)	Director
/s/ Dennis McCuistion (Dennis McCuistion)	Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate Of Correction to Certificate of Amendment of the Company, dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Bylaws of the Company, as amended and in effect on September 11, 2003 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between the Company and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).

4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between the Company and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).

4.4	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.3)).

4.5	Indenture, dated as of February 21, 2001, between the Company, as Issuer, and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006 (filed as Exhibit 4.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

4.6	Registration Rights Agreement, dated February 21, 2001, by and between the Company and Goldman, Sachs & Co., as representative of the several purchasers named therein relating to the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006 (filed as Exhibit 4.4 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

4.7	Specimen Note for the Company’s 3.5% Convertible Subordinated Notes due February 15, 2006 (filed as Exhibit 4.2 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

10.1	Amended Stock Option Plan of the Company (filed as Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-1, filed July 15, 1994, File No. 33-79394 and incorporated herein by reference).

10.2	1997 Stock Incentive Plan of the Company (filed as Appendix D to our Joint Proxy Statement on Schedule 14A, filed November 14, 1997 and incorporated herein by reference).

10.3	Form of Directors Indemnification Agreement (filed as Exhibit 10.20 to Amendment No. 3 to our Registration Statement on Form S-1, filed August 23, 1994, File No. 33-79394 and incorporated herein by reference).

10.4	U.S. Department of Education Contract No. PM94017001 (portions of which are subject to an Order for Confidential Treatment pursuant to Rule 24b-2) (filed as an exhibit to Form 10-Q/A filed August 24, 1994 by ACS Government Solutions, Inc. (formerly known as Computer Data Systems, Inc.) and incorporated herein by reference).

10.5	Form of Severance Agreement, dated as of March 1, 2004, by and between Affiliated Computer Services, Inc. and each of Jeffrey A. Rich, Mark A. King, Warren D. Edwards, Lynn Blodgett, John Brophy and

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
William L. Deckelman, Jr. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 17, 2004 and incorporated herein by reference).

10.6	Supplemental Executive Retirement Agreement, dated December 15, 1998 between the Company and Darwin Deason (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed September 29, 1999 and incorporated herein by reference).

10.7	Amendment to Supplemental Executive Retirement Agreement, dated November 13, 2003 between the Company and Darwin Deason (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

10.8	Employment Agreement, dated February 16, 1999 between the Company and Darwin Deason (filed as Exhibit 10(iii)(A) to our Quarterly Report on Form 10-Q, filed May 17, 1999 and incorporated herein by reference).

10.9	Credit Agreement, dated August 24, 2001 among the Company, Bear Stearns Corporate Lending Inc. as Administrative Agent and Syndication Agent, Bear, Stearns & Co., Inc. as Bookrunner and Co-Lead Arranger, Wells Fargo Bank Texas, National Association as Documentation Agent and Co-Lead Arranger, certain Lenders and certain Subsidiary Guarantors (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed August 29, 2001 and incorporated herein by reference).

10.10	Second Amendment to the Credit Agreement and Consent, dated August 10, 2001 among the Company, Wells Fargo Bank Texas, National Association as Administrative Agent and Co-Lead Arranging Agent for Lenders, Bank One N.A. as Syndication Agent and Co-Lead Arranging Agent for Lenders, SunTrust Bank as Documentation Agent for Lenders and The Bank of Tokyo-Mitsubishi, LTD. as Co-Agent for Lenders and the Subsidiary Guarantors (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed August 29, 2001 and incorporated herein by reference).

10.11	Credit Agreement, dated June 10, 2002 among the Company, Goldman Sachs Credit Partners L.P. as Co-Lead Arranger, Sole Bookrunner and Sole Syndication Agent, Wells Fargo Bank Texas, National Association as Co-Lead Arranger and Administrative Agent, certain Lenders and certain Subsidiary Guarantors (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed June 12, 2002 and incorporated herein by reference).

10.12	Revolving Credit Agreement, dated as of September 12, 2002 among the Company and other borrowers from time to time party thereto, Wells Fargo Bank, National Association as Co-Lead Arranger and Sole Book Runner, JP Morgan Chase Bank as Co-Lead Arranger, Wells Fargo Bank Texas, National Association as Administrative Agent, JP Morgan Chase Bank And Bank One, N.A. as Co-Syndication Agents and Key Corporate Capital, Inc. and The Bank Of Tokyo-Mitsubishi, Ltd. as Co-Documentation Agents (filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended June 30, 2002, filed September 18, 2002 and incorporated herein by reference).

10.13	Stock Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Corporation and the Company (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

10.14	Asset Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Service, Inc. and the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

10.15*	Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended.

21.1*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Value Incorporated

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

* Filed herewith