Form 10-Q
period 2004-09-30
AFFILIATED COMPUTER SERVICES INC
filed 2004-11-09
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares
outstanding as of
Title of each class	November 3, 2004
Class A Common Stock, $.01 par value	121,943,144
Class B Common Stock, $.01 par value	6,599,372

128,542,516

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	June 30,
	2004	2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$59,577	$76,899
Accounts receivable, net	870,049	873,471
Prepaid expenses and other current assets	100,562	94,054

Total current assets	1,030,188	1,044,424

Property, equipment and software, net	557,745	521,772
Goodwill	2,023,048	1,969,326
Other intangibles, net	291,051	283,767
Other assets	82,826	87,953

Total assets	$3,984,858	$3,907,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,354	$61,749
Accrued compensation and benefits	96,568	133,530
Other accrued liabilities	335,093	342,648
Income taxes payable	26,962	10,628
Deferred taxes	33,414	25,426
Current portion of long-term debt	6,075	2,048
Current portion of unearned revenue	51,840	61,541

Total current liabilities	594,306	637,570

Long-term debt	366,290	372,439
Deferred taxes	227,293	234,183
Other long-term liabilities	83,906	72,563

Total liabilities	1,271,795	1,316,755

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Class A common stock	1,367	1,360
Class B common stock	66	66
Additional paid-in capital	1,752,661	1,730,783
Accumulated other comprehensive loss, net	(2,602)	(3,381)
Retained earnings	1,694,409	1,600,252
Treasury stock at cost, 14,788 and 14,900 shares, respectively	(732,838)	(738,593)

Total stockholders’ equity	2,713,063	2,590,487

Total liabilities and stockholders’ equity	$3,984,858	$3,907,242

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2004	2003
Revenues	$1,046,182	$1,036,635

Expenses:
Wages and benefits	431,848	477,112
Services and supplies	275,062	264,964
Rent, lease and maintenance	118,993	95,930
Depreciation and amortization	54,319	41,411
Other operating expenses	10,919	13,289

Total operating expenses	891,141	892,706

Operating income	155,041	143,929

Interest expense	3,955	5,220
Other non-operating expense (income), net	434	(180)

Pretax profit	150,652	138,889

Income tax expense	56,495	52,081

Net income	$94,157	$86,808

Earnings per share:
Basic	$0.74	$0.65

Diluted	$0.72	$0.62

Shares used in computing earnings per share:
Basic	127,948	133,235
Diluted	131,070	143,960

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$94,157	$86,808

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,319	41,411
Tax benefit on stock options	9,402	2,688
Deferred income tax expense	27,796	21,671
Other non-cash activities	3,973	4,099
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	10,235	(72,994)
Increase in prepaid expenses and other current assets	(6,683)	(6,482)
(Increase) decrease in other assets	3,757	(2,213)
Decrease in accounts payable	(20,897)	(7,442)
Decrease in accrued compensation and benefits	(46,958)	(26,628)
Increase (decrease) in other accrued liabilities	(19,878)	7,113
Increase in income taxes payable	15,780	14,578
Decrease in unearned revenue	(10,430)	(7,782)
Increase in other long-term liabilities	4,550	4,555

Total adjustments	24,966	(27,426)

Net cash provided by operating activities	119,123	59,382

Cash flows from investing activities:
Purchases of property, equipment and software, net	(61,587)	(42,760)
Payments for acquisitions, net of cash acquired	(70,705)	(1,037)
Proceeds from divestitures, net of transaction costs	(8)	(838)
Additions to other intangible assets	(9,360)	(7,531)
Purchases of investments	(4,541)	—
Additions to notes receivable	(1,076)	(335)
Proceeds received on notes receivable	2,419	1,719
Other	—	23

Net cash used in investing activities	(144,858)	(50,759)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	404,980	256,155
Repayments of long-term debt	(415,643)	(246,842)
Purchase of treasury shares	—	(35,658)
Proceeds from issuance of treasury shares	6,036	—
Proceeds from stock options exercised	13,040	3,778
Other	—	(813)

Net cash provided by (used in) financing activities	8,413	(23,380)

Net decrease in cash and cash equivalents	(17,322)	(14,757)
Cash and cash equivalents at beginning of period	76,899	51,170

Cash and cash equivalents at end of period	$59,577	$36,413

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. (“ACS”) and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 500 and S&P 500 company with more than 43,000 people providing business process and technology outsourcing solutions to commercial and government clients.

The financial information presented should be read in conjunction with our consolidated financial statements for the year ended June 30, 2004. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year.

Significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2004. For discussion of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Three Months Ended
	September 30,
	2004	2003
Net Income
As reported	$94,157	$86,808
Less: Pro forma employee compensation cost of stock-based compensation plans, net of income tax	5,566	4,806

Pro forma	$88,591	$82,002

Basic earnings per share
As reported	$0.74	$0.65
Pro forma	$0.69	$0.62
Diluted earnings per share
As reported	$0.72	$0.62
Pro forma	$0.68	$0.59

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	ACQUISITIONS

In July 2004, we acquired Heritage Information Systems, Inc. (“Heritage”). Heritage provides clinical management and pharmacy cost containment solutions to 14 state Medicaid programs, over a dozen national commercial insurers and Blue Cross Blue Shield licensees and some of the largest employer groups in the country. The transaction was valued at approximately $23.1 million plus related transaction costs, excluding contingent consideration of a maximum of $17 million based upon future financial performance, and was funded from borrowings under our Prior Facility (defined in Note 10) and cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $26.6 million and assumed liabilities of $3.5 million. We recorded $14.3 million in goodwill, which is deductible for income tax purposes, and intangible assets of $2.4 million. The $2.4 million of intangible assets are attributable to customer relationships and non-compete agreements with useful lives of five years. We believe this acquisition enhances our clinical management and cost containment service offerings. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, July 1, 2004.

In August 2004, we acquired BlueStar Solutions, Inc. (“BlueStar”), an information technology outsourcer specializing in applications management of packaged enterprise resource planning and messaging services. The transaction was valued at approximately $73.5 million, plus related transaction costs. The transaction value includes $6.4 million attributable to the 9.2% minority interest we held in BlueStar prior to the acquisition; therefore, the net purchase price was approximately $67.1 million. Of this amount, approximately $52.4 million was paid to former BlueStar shareholders by September 30, 2004 and was funded from borrowings under our Prior Facility and cash on hand. The remaining purchase price (net of approximately $6.0 million of holdbacks) will be paid in the second quarter of fiscal year 2005. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $97.8 million and assumed liabilities of $30.7 million. We recorded goodwill of $38.2 million, which is not deductible for income tax purposes, and intangible assets of $11.6 million. The $11.6 million of intangible assets are attributable to customer relationships with a useful life of seven years. We believe that the acquisition of BlueStar improves our existing information technology services with the addition of applications management and messaging services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, August 26, 2004. Our consolidated balance sheet as of September 30, 2004 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Additional analysis is being performed with regard to our ability to utilize BlueStar’s pre-acquisition net operating loss carryovers in the post-acquisition tax years. As a result, the purchase price allocated to the initial deferred tax asset of $29.2 million, primarily related to net operating losses acquired, may be adjusted in future periods if necessary.

These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.

4.	EQUITY

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our Credit Facility (defined in Note 10). As of September 30, 2004, we had repurchased approximately 15 million shares at a total cost of approximately $743.2 million. We did not repurchase any shares in the first quarter of fiscal year 2005. As of September 30, 2004, there remained approximately $506.8 million authorized under our share repurchase programs.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended September 30, 2004 are as follows (in thousands):

	Government	Commercial	Total
Balance as of June 30, 2004	$1,082,536	$886,790	$1,969,326
Acquisition activity	15,294	38,428	53,722

Balance as of September 30, 2004	$1,097,830	$925,218	$2,023,048

Goodwill activity for the three months ended September 30, 2004 was primarily due to the acquisitions of Heritage and BlueStar (see Note 3). Approximately $1.7 billion, or 84%, of the original gross amount of goodwill recorded is deductible for income tax purposes.

The following information relates to our other intangible assets (in thousands):

	September 30, 2004		June 30, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Acquired customer-related intangibles	$205,620	$(55,748)	$191,517	$(49,425)
Customer-related intangibles	149,708	(60,677)	142,802	(53,334)
All other	2,854	(1,506)	2,854	(1,447)

Total	$358,182	$(117,931)	$337,173	$(104,206)

Unamortized intangible asset:
Title plant	$50,800		$50,800

Aggregate Amortization:
For the quarter ended September 30, 2004	$14,316
For the quarter ended September 30, 2003	9,864
Estimated amortization for the years ended June 30,
2005	$49,357
2006	42,212
2007	37,388
2008	34,263
2009	28,444

Amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $3.1 million and $2.6 million for the three months ended September 30, 2004 and 2003, respectively, is recorded as a reduction of related contract revenue. Amortization expense includes approximately $7.9 million and $4.2 million for acquired customer-related intangibles for the three months ended September 30, 2004 and 2003, respectively. Amortized intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 11 years, with a weighted average of approximately 8 years. The amortization period for all other intangible assets, including trademarks, ranges from 4 to 20 years, with a weighted average of 7 years.

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

The components of comprehensive income are as follows (in thousands):

	Three months ended
	September 30,
	2004	2003
Net income	$94,157	$86,808
Other comprehensive income (loss):
Foreign currency translation adjustment (net of income tax effect of $(467) and $723, respectively)	779	(1,205)

Comprehensive income	$94,936	$85,603

7.	EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended
	September 30,
	2004	2003
Numerator:
Numerator for earnings per share (basic) - Income available to common stockholders	$94,157	$86,808
Effect of dilutive securities:
Interest on 3.5% convertible debt, net of income tax	—	2,054

Numerator for earnings per share assuming dilution - Income available to common stockholders	$94,157	$88,862

Denominator:
Weighted average shares outstanding (basic)	127,948	133,235
Effect of dilutive securities:
3.5% convertible debt	—	7,298
Stock options	3,122	3,427

Total potential common shares	3,122	10,725

Denominator for earnings per share assuming dilution	131,070	143,960

Earnings per share (basic)	$0.74	$0.65

Earnings per share assuming dilution	$0.72	$0.62

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	SEGMENT INFORMATION

During fiscal year 2004, as the result of the sale of the majority of our Federal business, we combined our State and Local Government and Federal segments into our Government segment. Prior period reporting has been restated to conform to the new segment reporting.

The following is a summary of certain financial information by reportable segment (in thousands):

	Government	Commercial	Corporate	Consolidated
Three Months Ended September 30, 2004
Revenues (a)	$551,519	$494,663	$—	$1,046,182
Operating expenses (excluding depreciation and amortization)	439,960	384,769	12,093	836,822
Depreciation and amortization	19,475	34,328	516	54,319

Operating income	$92,084	$75,566	$(12,609)	$155,041

Three Months Ended September 30, 2003
Revenues (a)	$696,783	$339,852	$—	$1,036,635
Operating expenses (excluding depreciation and amortization)	575,647	262,749	12,899	851,295
Depreciation and amortization	18,391	22,449	571	41,411

Operating income	$102,745	$54,654	$(13,470)	$143,929

(a)	Revenues in our Government segment for the three months ended September 30, 2004 and 2003 include revenues from operations divested during fiscal year 2004 of $0.5 million and $177.6 million, respectively. Revenues in our Commercial segment for the three months ended September 30, 2003 include revenues from operations divested during fiscal year 2004 of $5.1 million.

9.	COMMITMENTS AND CONTINGENCIES

Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under an outsourcing arrangement and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2004, we serviced a FFEL portfolio of approximately 1.5 million loans with an outstanding principal balance of approximately $19.2 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. This reserve was approximately $3.9 million and $3.7 million at September 30, 2004 and June 30, 2004, respectively. During quarters ended September 30, 2004 and 2003, we purchased and charged against the reserve $0.4 million and $0.9 million of loans, respectively, and recovered or sold loans with proceeds totaling $0.2 million and $0.5 million, respectively, which were credited to our reserve. We recorded provisions of $0.4 million and $0.6 million in the quarters ended September 30, 2004 and 2003, respectively.

Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2004, $287.1 million of outstanding surety bonds and $84.7 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In addition, we had approximately $9.2 million of letters of credit which secure our casualty insurance programs. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our new Credit Facility to respond to future requests for proposals.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria. As of September 30, 2004, the maximum aggregate amount of the outstanding contingent obligations is approximately $87 million. Upon satisfaction of the specified contractual criteria, any such payment would result primarily in a corresponding increase in goodwill. During the first quarter of fiscal year 2005, we paid $0.4 million related to these obligations.

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by 21 former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, “GSA/FTSA”). The former employees alleged that they were entitled to the value of 803,082 shares of our stock (adjusted for February 2002 stock split) pursuant to options issued to them in 1988 in connection with a former technology outsourcing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which included attorneys’ fees and pre-judgment interest. The judgment was appealed by the former employees and us. As a result of the appeals, the trial court’s judgment was reversed and the case was remanded to the trial court for further proceedings, except that the trial court judgment was affirmed in part as to one of the former employees and the trial court’s dismissal of certain of our affirmative defenses was upheld. The amount of the judgment for the one former employee whose judgment was upheld has been settled for $1.3 million. In August 2004, mediation was conducted which resulted in the settlement of claims of the other former employees. As a result of this settlement, we accrued $10 million in other operating expenses in the fourth quarter of fiscal year 2004 related to this settlement and paid $10 million in full settlement of all claims of the other former employees in August 2004.

One of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery – Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the DOJ’s inquiry was approximately $17.2 million for the fiscal year ended June 30, 2004 representing approximately 0.4% of our revenue for fiscal year 2004. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation; however, we have agreed to indemnify ManTech with respect to this DOJ investigation. We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome.

We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our Federal business to Lockheed Martin Corporation in fiscal year 2004. Our maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of September 30, 2004, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time. As discussed above, we have agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom during the period 1998-2000.

Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. The inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $67 million in fiscal year 2004 and approximately $10.2 million in the first quarter of fiscal year 2005, representing approximately 1.6% and 1.0% of our fiscal year 2004 and first quarter fiscal year 2005 revenues, respectively. Our teaming arrangement also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s recent filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 1% of our total fiscal year 2004 revenue. In March 2004, we filed our response to the OIG report. On May 20, 2004, at a meeting of the Workforce Florida, Inc. (“WFI”) Board of Directors which was attended by representatives of ACS SLS, which is our subsidiary performing these services, a representative of WFI, which is the principal workforce policy organization for the State of Florida and oversees and monitors the administration of the State’s workforce policy as well as the programs and services carried out by regional workforce boards and AWI, indicated that WFI did not see a systemic problem with the performance of these workforce services by ACS SLS and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC is conducting an informal investigation into the matters covered by the OIG’s report. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which expired in June 2003, and which were included in the OIG’s report. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and which settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ, the SEC and DOL to produce documents in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. We anticipate that we may receive additional subpoenas for information in other Florida Workforce regions as a result of the AWI report issued in January 2004.

In June 2004, the Mississippi Department of Environmental Quality (“MDEQ”) issued a Notice of Violation to ACS Image Solutions, Inc., one of our subsidiaries, that alleged noncompliance with the Clean Water Act and the Federal Resource Conservation and Recovery Act. On September 20, 2004, we agreed to settle this matter with the MDEQ for $150,000. We have closed the specific operation whose activities resulted in this Notice.

In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

10.	SUBSEQUENT EVENTS

On October 27, 2004, we entered into a Five Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, as Administrative Agent (“JP Morgan”), and Wells Fargo Bank, National Association, as Syndication Agent, and various other lenders (the “Credit Facility”), with the proceeds from advances under the Credit Facility to be used for general corporate purposes. The Credit Facility provides for an unsecured $1.5 billion multi-currency revolving credit and competitive advance facility (fully available in US$, Euros or competitive loans in any currency). Multi-currency commitments (available in certain specified currencies other than US$ or Euros) in an initial aggregate amount of $200 million and swing line loans in an amount up to $150 million are provided under the facility. The Credit Facility may be increased by up to $300 million, subject to certain conditions. The lending commitments under the Credit Facility are scheduled to terminate October 27, 2009. At the closing of the Credit Facility, we borrowed $316 million under the Credit Facility to pay off and terminate the Prior Facility (defined below). In addition, $94 million in letters of credit were issued under the Credit Facility to replace letters of credit outstanding under the Prior Facility.

Other than competitive loans and swing line loans, advances under the Credit Facility will bear interest at a Eurocurrency Rate or a Base Rate (generally equal to the prime rate of JP Morgan), plus a percentage determined based on our credit rating. We are required to pay accrued interest at established intervals based upon our elected interest period.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Among other fees, we will pay a facility fee of 0.110% per annum (due quarterly), based on our credit rating on the aggregate commitment of the Credit Facility, whether used or unused. We will also pay a utilization fee of 0.125% on the total amount outstanding under the Credit Facility for each day that such amount exceeds 50% of the aggregate commitments then in effect.

The Credit Facility contains customary covenants, including but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, finance its accounts receivables, or sell or transfer assets. The Credit Facility also limits our ability to incur additional indebtedness at the subsidiary level. In addition, we may not permit our consolidated leverage ratio to exceed 2.75 to 1.0 or our consolidated interest coverage ratio to be less than 3.50 to 1.0 during specified periods.

Upon the occurrence of certain events of default, our obligations under the Credit Facility may be accelerated and the lending commitments under the Credit Facility terminated. Such events of default include, but are not limited to, payment default to lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults (other than under the Credit Facility), voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, or change of control.

Simultaneously with entering into the $1.5 billion Credit Facility referenced above, we terminated our existing $875 million revolving credit facility (the “Prior Facility”) on October 27, 2004. The lending commitments under the Prior Facility were evidenced by that certain Revolving Credit Agreement, dated as of September 12, 2002 among us and other borrowers from time to time party thereto, Wells Fargo Bank Texas, National Association, as administrative agent, and various other lenders, and were scheduled to expire in December 2005.

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

We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). However, we believe that certain non-GAAP financial measures and ratios, used in managing our business, may provide users of this financial information with additional meaningful comparisons between current results and prior reported results. Certain of the information set forth herein and certain of the information presented by us from time to time (including free cash flow and internal revenue growth) may constitute non-GAAP financial measures within the meaning of Regulation G adopted by the Securities and Exchange Commission (“SEC”). We have presented herein and we will present in other information we publish that contains any of these non-GAAP financial measures a reconciliation of these measures to the most directly comparable GAAP financial measure. The presentation of this additional information is not meant to be considered in isolation or as a substitute for comparable amounts determined in accordance with GAAP.

GENERAL

We are a Fortune 500 and S&P 500 company with more than 43,000 people providing business process and technology outsourcing solutions to commercial and government clients. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.

During the quarter ended September 30, 2004, we signed contracts with new clients and incremental business with existing clients representing $127 million of annualized recurring revenue. The Government segment contributed 53% of the new contract signings, including contracts with the State of Texas to support the statewide roll-out of the Medicaid Primary Care Case Management, Center for Medicare and Medicaid Services for the Medicare-approved Transitional Assistance Card for Long Term Care Residents, and Maryland Department of Health and Mental Hygiene to provide claims processing services. The Commercial segment contributed 47% of the new contract signings, including contracts with Nextel to provide business process outsourcing services and Scotts Company to provide information technology services. We define new business signings as recurring revenue from new contracts, including the incremental portion of renewals, signed during the period and represents the estimated annual recurring revenues, as measured under GAAP, to be recorded under that contract after full implementation of our services.

In November 2003, we completed the sale of a majority of our Federal government business to Lockheed Martin Corporation (the “Divested Federal Business”). As of September 30, 2003, we classified as “held–for–sale” those assets and liabilities related to that portion of our Federal business expected to be disposed of in the sale. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that depreciation and amortization of long-lived assets held for sale be suspended during the holding period prior to sale. Accordingly, we suspended depreciation and amortization in the amount of $4.3 million ($2.7 million, net of income tax) in the first quarter of fiscal year 2004 related to those long-lived assets held for sale at September 30, 2003. We also completed the sale of two other small contracts during fiscal year 2004. Revenues in our Government segment for the three months ended September 30, 2004 and 2003 include revenues from operations divested through June 30, 2004 (primarily the Divested Federal Business) of $0.5 million and $177.6 million, respectively. Revenues in our Commercial segment for the three months ended September 30, 2003 include revenues from operations divested as of June 30, 2004 (primarily the Divested Federal Business) of $5.1 million.

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

	Three months ended September 30,
	2004	2003	$ Growth	Growth %
Consolidated:
Total Revenues	$1,046,182	$1,036,635	$9,547	1%
Less: Divestitures (1)	(539)	(182,646)	182,107

Adjusted	$1,045,643	$853,989	$191,654	22%

Acquired revenues (2)	$96,648	$—	$96,648	11%
Internal revenues	948,995	853,989	95,006	11%

Total	$1,045,643	$853,989	$191,654	22%

Government:
Total Revenues	$551,519	$696,783	$(145,264)	(21)%
Less: Divestitures (1)	(539)	(177,552)	177,013

Adjusted	$550,980	$519,231	$31,749	6%

Acquired revenues (2)	$10,516	$—	$10,516	2%
Internal revenues	540,464	519,231	21,233	4%

Total	$550,980	$519,231	$31,749	6%

Commercial:
Total Revenues	$494,663	$339,852	$154,811	46%
Less: Divestitures (1)	—	(5,094)	5,094

Adjusted	$494,663	$334,758	$159,905	48%

Acquired revenues (2)	$86,132	$—	$86,132	26%
Internal revenues	408,531	334,758	73,773	22%

Total	$494,663	$334,758	$159,905	48%

(1)	Divested revenues are revenues of businesses divested as if the divestiture had occurred at the beginning of the period. Amounts presented are primarily related to the sale of the Divested Federal Business and other fiscal year 2004 divestitures.

(2)	Acquired revenues are based on pre-acquisition normalized revenues of acquired companies.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

	Three months ended
	September 30,
	2004	2003
Revenues	100.0%	100.0%

Expenses:
Wages and benefits	41.3	46.0
Services and supplies	26.3	25.5
Rent, lease and maintenance	11.4	9.3
Depreciation and amortization	5.2	4.0
Other operating expenses	1.0	1.3

Total operating expenses	85.2	86.1

Operating income	14.8	13.9

Interest expense	0.4	0.5
Other non-operating expense (income), net	0.0	0.0

Pretax profit	14.4	13.4

Income tax expense	5.4	5.0

Net income	9.0%	8.4%

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

In the first quarter of fiscal year 2005, our revenue increased $9.5 million, or 1%, to $1.046 billion from $1.037 billion in the first quarter of fiscal year 2004. Revenues related to the Divested Federal Business and other small contracts (collectively, the “2004 Divestitures”) were $0.5 million and $182.6 million in the quarters ended September 30, 2004 and 2003, respectively. Excluding the impact of the revenues related to the 2004 Divestitures, revenues increased from $854 million in the first quarter of fiscal year 2004 to $1.046 billion in the first quarter of fiscal year 2005, or 22%. Internal revenue growth, excluding the impact of the revenues related to the 2004 Divestitures, for the first quarter of fiscal year 2005 was 11%. The remainder of the growth was related to acquisitions.

Revenue in our Government segment, which represents 53% of consolidated revenue for the first quarter of fiscal year 2005, decreased $145.3 million, or 21%, to $551.5 million in the first quarter of fiscal year 2005 compared to the same period last year. Revenues related to the 2004 Divestitures included in the Government segment were $0.5 million and $177.6 million for the quarters ended September 30, 2004 and 2003, respectively. Excluding the impact of the revenues related to the 2004 Divestitures, total Government segment revenues grew 6% in the first quarter of fiscal year 2005 to $551 million from $519.2 million in the first quarter of fiscal year 2004. Internal revenue growth, excluding the impact of the revenues related to the 2004 Divestitures, was 4%, primarily due to increased revenues for our Texas Medicaid, Department of Education, North Carolina Medicaid and New Jersey EZPass contracts and our unclaimed property business, offset by decreases related to the Georgia Department of Community Health contract and lower HIPAA related revenues. These contracts collectively represent 78% of our internal growth for the period in this segment. The remaining growth was from acquisitions.

Revenue in our Commercial segment, which represents 47% of consolidated revenue for the first quarter of fiscal year 2005, increased $154.8 million, or 46%, to $494.7 million in the first quarter of fiscal year 2005 compared to the same period last year. Revenues related to the Divested Federal Business included in the Commercial segment were $5.1 million in the first quarter of fiscal year 2004. Excluding the impact of the revenues related to the Divested Federal Business, revenues grew 48% in the first quarter of fiscal year 2005 compared to the same period in fiscal year 2004. Internal revenue growth, excluding the impact of the revenues related to the Divested Federal Business, was 22% due primarily to increased revenues related to contracts with McDonalds, Nextel, Goodyear, University of Phoenix, Queens Medical Center, General Motors, General Electric, and Trilegiant, as well as revenues related to the termination of our relationship with Gateway, which was effectively terminated during the first quarter of fiscal year 2005. These increases were partially offset by the loss of the Roadway contract, which was terminated at the end of fiscal year 2004 due to

Roadway’s acquisition by Yellow Freight. These contracts collectively represent 72% of our internal growth for the period in this segment. The remaining growth was from acquisitions.

Operating Expenses

Wages and benefits decreased $45.3 million, or 9.5%, to $431.8 million. As a percentage of revenue, wages and benefits decreased 4.7% to 41.3% in the first quarter of fiscal year 2005 from 46% in the same quarter of fiscal year 2004. The sale of the Divested Federal Business and the acquisition of Lockheed Martin Corporation’s commercial information technology outsourcing business were primarily responsible for the decrease in wages and benefits as a percentage of revenue. The Divested Federal Business, which provided primarily system integration services to the Federal Government and its agencies, had a higher proportion of labor related expenses to its revenues. The acquisition of Lockheed Martin Corporation’s commercial information technology outsourcing business has a lower proportion of labor costs as a percentage of revenue than our business process outsourcing operations. Other factors that decreased wages and benefits as a percentage of revenue include Gateway revenues in the first quarter of fiscal year 2005, which had a lower proportion of wages and benefit costs due to the termination of the contract, and increased revenues related to our unclaimed property business in the first quarter of fiscal year 2005, which had a minimal impact on wages and benefits. In addition, we experienced a reduction in HIPAA remediation work during the first quarter of fiscal year 2005 versus 2004, which was labor intensive and therefore had a higher proportion of wages and benefits as compared to revenue.

Services and supplies increased $10.1 million, or 3.8%, to $275.1 million. As a percentage of revenue, services and supplies increased 0.8% to 26.3% in the first quarter of fiscal year 2005 from 25.5% in the first quarter of fiscal year 2004. The increase as a percentage of revenue is primarily due to increased subcontractor costs related to the new Common Services for Borrowers contract with the Department of Education and lower HIPAA revenues during the first quarter of fiscal year 2005, which had a low component of services and supplies expense. This increase was offset by the impact of the sale of the Divested Federal Business which had a lower component of services and supplies than our ongoing operations, as well as revenues related to the Gateway contract, which had a lower proportion of services and supplies expense during the first quarter of fiscal year 2005 due to the contract termination.

Rent, lease and maintenance increased $23.1 million, or 24%, to $119 million. As a percentage of revenue, rent, lease and maintenance increased to 11.4% in the first quarter of fiscal year 2005 from 9.3% in the first quarter of fiscal year 2004. This increase was primarily due to the impact of the sale of the Divested Federal Business in fiscal year 2004, which primarily provided system integration services to its clients. These services typically have a lower component of rent, lease and maintenance than information technology services, which have higher equipment costs. The acquisition of Lockheed Martin Corporation’s commercial information technology outsourcing business also increased rent, lease and maintenance as a percentage of revenue, since information technology services have higher equipment costs than business process outsourcing services.

Depreciation and amortization increased $12.9 million, or 31.2%, to $54.3 million. As a percentage of revenue, depreciation and amortization increased 1.2%, to 5.2% due to increased capital expenditures and additions to intangible assets necessary to support our new business, as well as the cessation of $4.3 million of depreciation in the first quarter of fiscal year 2004 as a result of classifying the assets related to the Divested Federal Business as held-for-sale at September 30, 2003. In addition, depreciation and amortization increased as a percentage of revenue due to accelerated intangible asset amortization related to the Gateway contract termination.

Interest expense

Interest expense decreased $1.3 million in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004, primarily as a result of the conversion of our 3.5% Subordinated Convertible Notes to Class A common stock in the third quarter of fiscal year 2004 partially offset by interest expense on higher average balances on our $875 million Prior Facility (defined below) during the current year quarter.

Income tax expense

Our effective tax rate was approximately 37.5% in the first quarter of fiscal year 2005. Our effective tax rate is higher than the 35% statutory rate due to the net effect of state income and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing business operations through cash flows from operations and utilize excess cash flow combined with the issuance of debt and equity to finance our acquisition strategy.

During the first quarter of fiscal year 2005, we generated approximately $119.1 million in cash flow from operations compared to $59.4 million in the same period of fiscal year 2004. The increase from the prior year quarter was primarily a result of growth in our business and the corresponding increase in net income as well as an increase in accounts receivable collections. These increases were offset by the GSA/FTSA settlement of $10 million (see Note 9), which was paid during the quarter, and increased payments for accrued compensation due to the timing of payments of employee benefit obligations. The first quarter of the fiscal year is typically our lowest quarter of cash flow due to the payment of annual incentive compensation in August.

Free cash flow was approximately $48.2 million for the first quarter of fiscal year 2005 versus approximately $9.1 million for the first quarter of fiscal year 2004. The increase is due to the items discussed above offset by an increase in our capital expenditures, primarily related to new business signings. Our capital expenditures, defined as purchases of property, equipment and software, net, and additions to other intangible assets, were approximately $70.9 million, or 6.8% of total revenues, and $50.3 million, or 4.9% of total revenues, for the quarters ended September 30, 2004 and 2003, respectively.

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

	Three months ended
	September 30,
	2004	2003
Net cash provided by operating activities	$119,123	$59,382
Purchases of property, equipment and software, net	(61,587)	(42,760)
Additions to other intangible assets	(9,360)	(7,531)

Free cash flow	$48,176	$9,091

During the three months ended September 30, 2004, net cash used in investing activities was $144.9 million. We used $70.7 million for acquisitions during the period, primarily the purchase of BlueStar Solutions, Inc. and Heritage Information Systems, Inc. Cash used for the purchase of property, equipment and software and additions to other intangible assets was $70.9 million and $50.3 million for the quarters ended September 30, 2004 and 2003, respectively. Cash used for the purchase of investments to support deferred compensation plan obligations was $4.5 million for the quarter ended September 30, 2004.

During the first three months of fiscal year 2005, cash provided by financing activities was $8.4 million. Such financing activities include proceeds from stock options and proceeds from issuance of treasury shares to fund employer contributions under our Employee Stock Purchase and 401(k) plans offset by net repayments of debt, primarily on our Prior Facility (defined below).

During the first quarter of fiscal year 2005, we had an $875 million unsecured revolving credit facility (“Prior Facility”), which would have matured in December 2005. The Prior Facility provided for unsecured borrowings at rates based on our credit rating. Borrowings under the Prior Facility bore interest at LIBOR (1.84% at September 30, 2004) plus 0.575%. The agreement contained certain covenants, including maintaining certain interest coverage and debt-to-equity ratios, as defined by the agreement. At September 30, 2004, we were in compliance with these covenants.

Draws made under our Prior Facility were made to fund cash acquisitions, share repurchases and for general working capital requirements. During the twelve months ending September 30, 2004, the balance outstanding under our Prior Facility for borrowings ranged from $0 to $443.9 million. At September 30, 2004, we had approximately $418.1 million available on our Prior Facility after giving effect to $93.9 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our Prior Facility. At September 30, 2004, we had $363 million outstanding on our Prior Facility, which is reflected in long-term debt.

On October 27, 2004, we entered into a Five Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, as Administrative Agent (“JP Morgan”), and Wells Fargo Bank, National Association, as Syndication Agent, and various other lenders (the “Credit Facility”), with the proceeds from advances under the Credit Facility to be used for general corporate purposes. The Credit Facility provides for an unsecured $1.5 billion multi-currency revolving credit and competitive advance facility (fully available in US$, Euros or competitive loans in any currency). Multi-currency commitments (available in certain specified currencies other than US$ or Euros) in an initial aggregate amount of $200 million and swing line loans in an amount up to $150 million are provided under the facility. The Credit Facility may be increased by up to $300 million, subject to certain conditions. The lending commitments under the Credit Facility are scheduled to terminate October 27, 2009. At the closing of the Credit Facility, we borrowed $316 million under the Credit Facility to pay off and terminate the Prior Facility. In addition, $94 million in letters of credit were issued under the Credit Facility to replace letters of credit outstanding under the Prior Facility.

Other than competitive loans and swing line loans, advances under the Credit Facility will bear interest at a Eurocurrency Rate or a Base Rate (generally equal to the prime rate of JP Morgan), plus a percentage determined based on our credit rating. We are required to pay accrued interest at established intervals based upon our elected interest period.

Among other fees, we will pay a facility fee of 0.110% per annum (due quarterly), based on our credit rating on the aggregate commitment of the Credit Facility, whether used or unused. We will also pay a utilization fee of 0.125% on the total amount outstanding under the Credit Facility for each day that such amount exceeds 50% of the aggregate commitments then in effect.

The Credit Facility contains customary covenants, including but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, finance its accounts receivables, or sell or transfer assets. The Credit Facility also limits our ability to incur additional indebtedness at the subsidiary level. In addition, we may not permit our consolidated leverage ratio to exceed 2.75 to 1.0 or our consolidated interest coverage ratio to be less than 3.50 to 1.0 during specified periods.

Upon the occurrence of certain events of default, our obligations under the Credit Facility may be accelerated and the lending commitments under the Credit Facility terminated. Such events of default include, but are not limited to, payment default to lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults (other than under the Credit Facility), voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, or change of control.

Simultaneously with entering into the $1.5 billion Credit Facility referenced above, we terminated our $875 million Prior Facility on October 27, 2004. The lending commitments under the Prior Facility were evidenced by that certain Revolving Credit Agreement, dated as of September 12, 2002 among us and other borrowers from time to time party thereto, Wells Fargo Bank Texas, National Association, as administrative agent, and various other lenders, and were scheduled to expire in December 2005.

Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2004, $287.1 million of outstanding surety bonds and $84.7 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In addition, we had approximately $9.2 million of letters of credit which secure our casualty insurance programs. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals.

At September 30, 2004, we had cash and cash equivalents of $59.6 million compared to $76.9 million at June 30, 2004. Our working capital (defined as current assets less current liabilities) increased $29 million to $435.9 million at September 30, 2004 from $406.9 million at June 30, 2004. Our current ratio (defined as total current assets divided by total current liabilities) was 1.7 and 1.6 at September 30, 2004 and June 30, 2004, respectively. Our debt to capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 12.1% and 12.6% at September 30, 2004 and June 30, 2004, respectively.

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our Credit Facility. As of September 30, 2004, we had repurchased approximately 15 million shares at a total cost of approximately $743.2 million. We did not repurchase any shares in the first quarter of fiscal year 2005. As of September 30, 2004, there remained approximately $506.8 million authorized under our share repurchase programs. Through November 3, 2004, on a trade date basis, we have repurchased 15.2 million shares at a total cost of approximately $753.9 million.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS AS OF SEPTEMBER 30, 2004 (IN THOUSANDS):

		Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$365,722	$2,103	$363,619	$—	$—
Capital lease obligations	6,643	3,972	2,467	204	—
Operating leases	481,416	140,876	175,807	77,822	86,911

Total Contractual Cash Obligations	$853,781	$146,951	$541,893	$78,026	$86,911

		Amount of Commitment Expiration per Period
	Total Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$93,939	$93,939	$—	$—	$—
Surety bonds	287,061	249,591	37,455	15	—

Total Commercial Commitments	$381,000	$343,530	$37,455	$15	$—

(1) Includes $363 million related to our Prior Facility.

As discussed previously, certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2004, $287.1 million of outstanding surety bonds and $84.7 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In addition, we had approximately $9.2 million of letters of credit which secure our casualty insurance programs. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote.

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria. As of September 30, 2004, the maximum aggregate amount of the outstanding contingent payments to former shareholders of acquired entities is approximately $87 million. Upon satisfaction of the specified contractual criteria, any such payment would result primarily in a corresponding increase in goodwill. During the first quarter of fiscal year 2005, we paid $0.4 million related to these obligations.

We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the Divested Federal Business. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of September 30, 2004, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time. We have agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom during the period 1998-2000. (Please see Part II. Item 1. Legal Proceedings for further discussion.)

Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under an outsourcing arrangement and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2004, we serviced a FFEL portfolio of approximately 1.5 million loans with an outstanding principal balance of approximately $19.2 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. This reserve was approximately $3.9 million and $3.7 million at September 30, 2004 and June 30, 2004, respectively. During quarters ended September 30, 2004 and 2003, we purchased and charged against the reserve $0.4 million and $0.9 million of loans, respectively, and recovered or sold loans with proceeds totaling $0.2 million and $0.5 million, respectively, which were credited to our reserve. We recorded provisions of $0.4 million and $0.6 million in the quarters ended September 30, 2004 and 2003, respectively.

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

Our policy follows the guidance from SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”). SAB 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements and updates existing Staff Accounting Bulletin Topic 13 to be consistent with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We recognize revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Budget deficits at, or fluctuations in the number of requests for proposals issued by, state and local governments and their agencies. A substantial portion of our revenues are derived from contracts with state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. Also, the number of requests for proposals issued by state and local government agencies is subject to fluctuation. While this has not had a material adverse impact on our results of operations through the first quarter of fiscal year 2005, it is unclear what impact, if any, these deficits may have on our future business, revenues, results of operations and cash flow.

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

Servicing Risks. We service (for various lenders and under various service agreements) a portfolio of approximately $19.2 billion of loans made under the Federal Family Education Loan Program, which loans are guaranteed by a Federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. There have been no material changes in our market risk from June 30, 2004. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company, including the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2004. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were operating effectively as of September 30, 2004. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On December 16, 1998, a state district court in Houston, Texas entered final judgment against us in a lawsuit brought by 21 former employees of Gibraltar Savings Association and/or First Texas Savings Association (collectively, “GSA/FTSA”). The former employees alleged that they were entitled to the value of 803,082 shares of our stock (adjusted for February 2002 stock split) pursuant to options issued to the them in 1988 in connection with a former technology outsourcing services agreement between GSA/FTSA and us. The judgment against us was for approximately $17 million, which included attorneys’ fees and pre-judgment interest. The judgment was appealed by the former employees and us. As a result of the appeals, the trial court’s judgment was reversed and the case was remanded to the trial court for further proceedings, except that the trial court judgment was affirmed in part as to one of the former employees and the trial court’s dismissal of certain of our affirmative defenses was upheld. The amount of the judgment for the one former employee whose judgment was upheld has been settled for $1.3 million. In August 2004, mediation was conducted which resulted in the settlement of claims of the other former employees. As a result of this settlement, we accrued $10 million in other operating expenses in the fourth quarter of fiscal year 2004 related to this settlement and paid $10 million in full settlement of all claims of the other former employees in August 2004.

One of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery – Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the DOJ’s inquiry was approximately $17.2 million for the fiscal year ended June 30, 2004, representing approximately 0.4% of our revenue for fiscal year 2004. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation; however, we have agreed to indemnify ManTech with respect to this DOJ investigation. We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome.

Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. The inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $67 million in fiscal year 2004 and approximately $10.2 million in the first quarter of fiscal year 2005, representing approximately 1.6% and 1.0% of our fiscal year 2004 and first quarter fiscal year 2005 revenues, respectively. Our teaming arrangement also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s recent filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). We are continuing our previously announced internal investigation of this matter through outside legal counsel and we are continuing to cooperate with the DOJ in producing documents in response to the subpoena. At this stage of this inquiry, we are unable to express an opinion as to its likely outcome.

On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 1% of our total fiscal year 2004 revenue. In March 2004, we filed our response to the OIG report. On May 20, 2004, at a meeting of the Workforce Florida, Inc. (“WFI”) Board of Directors which was attended by representatives of ACS SLS, which is our subsidiary performing these services, a representative of WFI, which is the principal workforce policy organization for the State of Florida and oversees and monitors the administration of the State’s workforce policy as well as the programs and services carried out by regional workforce boards and AWI, indicated that WFI did not see a systemic problem with the performance of these workforce services by ACS SLS and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC is conducting an informal investigation into the matters covered by the OIG’s report. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The

subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which expired in June 2003, and which were included in the OIG’s report. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and which settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ, the SEC and DOL to produce documents in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. We anticipate that we may receive additional subpoenas for information in other Florida Workforce regions as a result of the AWI report issued in January 2004.

In June 2004, the Mississippi Department of Environmental Quality (“MDEQ”) issued a Notice of Violation to ACS Image Solutions, Inc., one of our subsidiaries, that alleged noncompliance with the Clean Water Act and the Federal Resource Conservation and Recovery Act. On September 20, 2004, we agreed to settle this matter with the MDEQ for $150,000. We have closed the specific operation whose activities resulted in this Notice.

In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our Credit Facility. As of September 30, 2004, we had repurchased approximately 15 million shares at a total cost of approximately $743.2 million; however, we did not repurchase any shares in the first quarter of fiscal year 2005. As of September 30, 2004, there remained approximately $506.8 million authorized under our share repurchase programs. Through November 3, 2004, on a trade date basis, we have repurchased 15.2 million shares at a total cost of approximately $753.9 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2004 Annual Meeting of Stockholders held on October 28, 2004, the following actions were taken:

1. The following Directors were elected for terms of office expiring in 2005:

Name	For	Withheld
Darwin Deason	166,228,418	3,714,952
Jeffrey A. Rich	167,047,189	2,896,181
Mark A. King	165,483,160	4,460,210
Joseph P. O’Neill	167,926,056	2,017,314
Frank A. Rossi	167,918,836	2,024,534
J. Livingston Kosberg	167,920,647	2,022,723
Dennis McCuistion	167,944,202	1,999,168

Pursuant to the terms of our Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the seven nominees named.

2. A proposal by the Board of Directors to approve Performance Based Incentive Compensation for our executive officers was approved by the stockholders. The stockholders cast 164,894,545 votes in favor of this proposal and 4,202,525 votes were cast against this proposal. There were 845,900 abstentions and 400 broker non-votes.

3. A proposal by the Board of Directors to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2005 was approved by the stockholders. The stockholders cast 168,166,208 votes in favor of the proposal and 1,037,953 votes against the proposal. There were 739,209 abstentions.

ITEM 6. EXHIBITS

a.)	Exhibits

Reference is made to the Index to Exhibits beginning on page 28 for a list of all exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November, 2004.

AFFILIATED COMPUTER SERVICES, INC.
By:	/s/ Warren D. Edwards

Warren D. Edwards Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate Of Correction to Certificate of Amendment of the Company, dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Bylaws of the Company, as amended and in effect on September 11, 2003 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between the Company and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).

4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between the Company and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).

4.4	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.2)).

10.1	Form of Severance Agreement, each dated as of March 1, 2004 except as otherwise noted, by and between Affiliated Computer Services, Inc. and each of Jeffrey A. Rich, Mark A. King, Warren D. Edwards, Lynn Blodgett, Harvey Braswell (September 14, 2004), John Brophy and William L. Deckelman, Jr. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 17, 2004 and incorporated herein by reference).

10.2	Five Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 27, 2004, by and among Affiliated Computer Services, Inc., other Borrowers from time to time party thereto, the Lender Parties from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and others (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 29, 2004 and incorporated herein by reference).

10.3	Guaranty, dated as of October 27, 2004, by Affiliated Computer Services, Inc. for the benefit of JPMorgan Chase Bank, as Administrative Agent for the benefit of the Lender Parties (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed October 29, 2004 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

* Filed herewith