Form 10-Q
period 2004-12-31
AFFILIATED COMPUTER SERVICES INC
filed 2005-02-08
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

     ACT OF 1934

For the quarterly period ended       December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	February 3, 2005
Class A Common Stock, $.01 par value	120,069,748
Class B Common Stock, $.01 par value	6,599,372

126,669,120

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2004	2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$35,866	$76,899
Accounts receivable, net	844,609	873,471
Prepaid expenses and other current assets	102,272	94,054

Total current assets	982,747	1,044,424

Property, equipment and software, net	562,273	521,772
Goodwill	2,039,786	1,969,326
Other intangibles, net	296,362	283,767
Other assets	83,473	87,953

Total assets	$3,964,641	$3,907,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$64,437	$61,749
Accrued compensation and benefits	83,669	133,530
Other accrued liabilities	287,616	342,648
Income taxes payable	30,705	10,628
Deferred taxes	37,111	25,426
Current portion of long-term debt	4,953	2,048
Current portion of unearned revenue	58,406	61,541

Total current liabilities	566,897	637,570

Long-term debt	254,950	372,439
Deferred taxes	239,711	234,183
Other long-term liabilities	87,140	72,563

Total liabilities	1,148,698	1,316,755

Commitments and contingencies (See Note 10)
Stockholders’ equity:
Class A common stock	1,371	1,360
Class B common stock	66	66
Additional paid-in capital	1,763,472	1,730,783
Accumulated other comprehensive income (loss), net	1,230	(3,381)
Retained earnings	1,790,554	1,600,252
Treasury stock at cost, 14,922 and 14,900 shares, respectively	(740,750)	(738,593)

Total stockholders’ equity	2,815,943	2,590,487

Total liabilities and stockholders’ equity	$3,964,641	$3,907,242

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues	$1,027,286	$997,879	$2,073,468	$2,034,514

Expenses:
Wages and benefits	435,970	443,555	867,818	920,667
Services and supplies	251,006	271,962	526,068	536,926
Rent, lease and maintenance	121,124	96,920	240,117	192,850
Depreciation and amortization	55,586	42,216	109,905	83,627
Gain on sale of business	—	(284,346)	—	(284,346)
Other operating expenses	8,676	24,591	19,595	37,880

Total operating expenses	872,362	594,898	1,763,503	1,487,604

Operating income	154,924	402,981	309,965	546,910

Interest expense	2,869	5,325	6,824	10,545
Other non-operating income, net	(1,776)	(988)	(1,342)	(1,168)

Pretax profit	153,831	398,644	304,483	537,533

Income tax expense	57,686	145,614	114,181	197,695

Net income	$96,145	$253,030	$190,302	$339,838

Earnings per share:

Basic	$0.75	$1.93	$1.48	$2.57

Diluted	$0.73	$1.80	$1.45	$2.41

Shares used in computing earnings per share:

Basic	128,619	131,001	128,283	132,087

Diluted	131,933	141,880	131,501	142,889

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income	$190,302	$339,838

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,905	83,627
Tax benefit on stock options	14,389	8,113
Deferred income tax expense	43,813	36,528
Gain on sale of business	—	(284,346)
Other non-cash activities	5,956	10,553
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	37,827	(123,770)
Increase in prepaid expenses and other current assets	(8,493)	(10,149)
(Increase) decrease in other assets	6,599	(14,328)
Decrease in accounts payable	(1,195)	(2,170)
Decrease in accrued compensation and benefits	(53,342)	(18,250)
Increase (decrease) in other accrued liabilities	(67,222)	71,209
Increase in income taxes payable	19,621	97,536
Increase (decrease) in unearned revenue	(1,253)	9,198
Increase in other long-term liabilities	2,367	7,514

Total adjustments	108,972	(128,735)

Net cash provided by operating activities	299,274	211,103

Cash flows from investing activities:
Purchases of property, equipment and software, net	(106,553)	(93,144)
Payments for acquisitions, net of cash acquired	(95,838)	(112,451)
Proceeds from divestitures, net of transaction costs	(8)	584,627
Additions to other intangible assets	(24,925)	(14,851)
Purchases of investments	(4,587)	—
Additions to notes receivable	—	(2,681)
Proceeds received on notes receivable	425	3,072
Other	46	23

Net cash provided by (used in) investing activities	(231,440)	364,595

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	865,472	521,055
Repayments of long-term debt	(992,002)	(703,733)
Purchase of treasury shares	(14,849)	(209,239)
Proceeds from issuance of treasury shares	13,917	—
Proceeds from stock options exercised	18,595	10,655
Other	—	(1,354)

Net cash used in financing activities	(108,867)	(382,616)

Net increase (decrease) in cash and cash equivalents	(41,033)	193,082
Cash and cash equivalents at beginning of period	76,899	51,170

Cash and cash equivalents at end of period	$35,866	$244,252

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. (“ACS”) and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 500 and S&P 500 company with approximately 47,000 people providing business process and information technology outsourcing solutions to commercial and government clients.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net Income
As reported	$96,145	$253,030	$190,302	$339,838
Less: Pro forma employee compensation cost of stock-based compensation plans, net of income tax	5,749	5,051	11,315	9,857

Pro forma	$90,396	$247,979	$178,987	$329,981

Basic earnings per share
As reported	$0.75	$1.93	$1.48	$2.57
Pro forma	$0.70	$1.89	$1.40	$2.50

Diluted earnings per share
As reported	$0.73	$1.80	$1.45	$2.41
Pro forma	$0.69	$1.77	$1.37	$2.35

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. SFAS 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. We will be required to adopt SFAS 123(R) beginning July 1, 2005 for new awards of stock-based compensation granted after that date and for unvested awards outstanding at that date. We are in the process of determining the impact of the requirements of SFAS 123(R).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. DEBT

On October 27, 2004, we entered into a Five Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, as Administrative Agent (“JP Morgan”), and Wells Fargo Bank, National Association, as Syndication Agent, and a syndication of 19 other lenders (the “Credit Facility”). Proceeds from advances under the Credit Facility will be used for general corporate purposes. The Credit Facility provides for an unsecured $1.5 billion multi-currency revolving credit and competitive advance facility (fully available in US dollars, Euros or competitive loans in any currency). Multi-currency commitments (available in certain specified currencies other than US dollars or Euros) in an initial aggregate amount of $200 million and swing line loans in an amount up to $150 million are provided under the facility. Subject to affirmation of representations and warranties, status of no default and commitments by willing lenders, the Credit Facility may be increased by up to an additional $300 million. The lending commitments under the Credit Facility are scheduled to terminate October 27, 2009. The terms and rates of the Credit Facility are generally more favorable than those of the Prior Facility (defined below). At the closing of the Credit Facility, we borrowed $316 million under the Credit Facility to pay off and terminate the Prior Facility. In addition, $94 million in letters of credit were issued under the Credit Facility to replace letters of credit outstanding under the Prior Facility.

Other than competitive loans and swing line loans, advances under the Credit Facility will bear interest at a Base Rate (generally equal to the prime rate of JP Morgan) or a Eurocurrency rate plus a percentage (ranging from .220% to .775%, currently .39%) determined based on our credit rating. We are required to pay accrued interest at established intervals based upon our elected interest period.

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

Simultaneously with entering into the $1.5 billion Credit Facility, we terminated our then existing $875 million revolving credit facility (the “Prior Facility”) on October 27, 2004 and repaid the $316 million outstanding on the Prior Facility with borrowings under the Credit Facility. The lending commitments under the Prior Facility were evidenced by that certain Revolving Credit Agreement, dated as of September 12, 2002 among us, Wells Fargo Bank Texas, National Association, as administrative agent, and various other lenders, and were scheduled to expire in December 2005.

At December 31, 2004, we had approximately $1.2 billion available on our Credit Facility after giving effect to outstanding indebtedness and $97.2 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our Credit Facility. At December 31, 2004, we had $251.6 million outstanding on our Credit Facility, which is reflected in long-term debt, and which bore interest at 2.92% for substantially all of the amount outstanding.

4. ACQUISITIONS

In July 2004, we acquired Heritage Information Systems, Inc. (“Heritage”). Heritage provides clinical management and pharmacy cost containment solutions to 14 state Medicaid programs, over a dozen national commercial insurers and Blue Cross Blue Shield licensees and some of the largest employer groups in the country. The transaction was valued at approximately $23.1 million plus related transaction costs, excluding contingent consideration of up to $17 million maximum based upon future financial performance, and was funded from borrowings under our Prior Facility and cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of $26.6 million and assumed liabilities of $3.5 million. We recorded $14.3 million in goodwill, which is deductible for income tax purposes, and intangible assets of $2.4 million. The $2.4 million of intangible assets are attributable to customer relationships and non-compete agreements with useful lives of five years. We believe this acquisition enhances our clinical management and cost containment service offerings. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, July 1, 2004.

In August 2004, we acquired BlueStar Solutions, Inc. (“BlueStar”), an information technology outsourcer specializing in applications management of packaged enterprise resource planning and messaging services. The transaction was valued at approximately $73.5 million, plus related transaction costs. The transaction value includes $6.4 million attributable to the 9.2% minority interest we held in BlueStar prior to the acquisition; therefore, the net purchase price was approximately $67.1 million. Of this amount, approximately $61 million was paid to former BlueStar shareholders by December 31, 2004 and was funded from borrowings under our credit facilities and cash on hand. The remaining purchase price of $6 million will be paid in the first quarter of fiscal year 2006. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $97.8 million and assumed liabilities of $30.7 million. We recorded goodwill of $38.3 million, which is not deductible for income tax purposes, and intangible assets of $11.6 million. The $11.6 million of intangible assets are attributable to customer relationships with a useful life of seven years. We believe that the acquisition of BlueStar improves our existing information technology services with the addition of applications management and messaging services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, August 26, 2004. Our consolidated balance sheet as of December 31, 2004 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Additional analysis is being performed with regard to our ability to utilize BlueStar’s pre-acquisition net operating loss carryovers in the post-acquisition tax years. As a result, the purchase price allocated to the initial deferred tax asset of $29.2 million, primarily related to net operating losses acquired, may be adjusted in future periods if necessary.

We also completed two other acquisitions in our government segment during the six months ended December 31, 2004.

These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.

5. EQUITY

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our Credit Facility. As of December 31, 2004, we had repurchased approximately 15.3 million shares at a total cost of approximately $758 million and reissued 0.3 million shares for proceeds totaling $17.3 million to fund contributions to our employee stock purchase plan and 401(k) plan. As of December 31, 2004, there remained approximately $492 million authorized under our share repurchase programs.

In order to conform our stock option program with standard market practice, on February 2, 2005, our Board of Directors approved an amendment to stock options previously granted that did not become exercisable until five years from the date of grant to provide that such options become exercisable on the day they vest. Options granted under both our 1997 Stock Incentive Plan and our 1988 Stock Option Plan generally vest in varying increments over a five year period. It is expected that future option grants will contain matching vesting and exercise schedules. This amendment does not amend or affect the vesting schedule, exercise price, quantity of options granted, shares into which such options are exercisable or life of any award under any outstanding option grant. Therefore, no compensation expense is required.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended December 31, 2004 are as follows (in thousands):

	Government	Commercial	Total

Balance as of June 30, 2004	$1,082,536	$886,790	$1,969,326
Acquisition activity	27,888	42,572	70,460

Balance as of December 31, 2004	$1,110,424	$929,362	$2,039,786

Goodwill activity for the six months ended December 31, 2004 was primarily due to the acquisitions of Heritage and BlueStar (see Note 4) and contingent consideration due to former shareholders of prior years’ acquisitions. Approximately $1.8 billion, or 84%, of the original gross amount of goodwill recorded, is deductible for income tax purposes.

The following information relates to our other intangible assets (in thousands):

	December 31, 2004		June 30, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Acquired customer-related intangibles	$207,900	$(62,325)	$191,517	$(49,425)
Customer-related intangibles	159,846	(61,144)	142,802	(53,334)
All other	2,853	(1,568)	2,854	(1,447)

Total	$370,599	$(125,037)	$337,173	$(104,206)

Unamortized intangible asset:
Title plant	$50,800		$50,800

Aggregate Amortization:
For the quarter ended December 31, 2004	$12,936
For the quarter ended December 31, 2003	10,234

For the six months ended December 31, 2004	27,252
For the six months ended December 31, 2003	20,097

Estimated amortization for the years ended June 30,
2005	$50,510
2006	44,893
2007	40,137
2008	37,036
2009	31,194

Amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $3.2 million and $2.3 million for the three months ended December 31, 2004 and 2003, respectively, and $6.2 million and $4.9 million for the six months ended December 31, 2004 and 2003, respectively, is recorded as a reduction of related contract revenue. Amortization expense includes approximately $6.6 million and $5.1 million for acquired customer-related intangibles for the three months ended December 31, 2004 and 2003, respectively, and $12.9 million and $9.3 million for the six months ended December 31, 2004 and 2003, respectively. Amortized intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 11 years, with a weighted average of approximately 8 years. The amortization period for all other intangible assets, including trademarks, ranges from 4 to 20 years, with a weighted average of approximately 6 years.

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

The components of comprehensive income are as follows (in thousands):

	Three months ended		Six Months ended
	December 31,		December 31,
	2004	2003	2004	2003

Net income	$96,145	$253,030	$190,302	$339,898
Other comprehensive income (loss):
Foreign currency translation adjustment (net of income tax effect of $2,300, $802, $2,767 and $79, respectively)	3,833	1,336	4,611	131

Comprehensive income	$99,978	$254,366	$194,913	$340,029

8. EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Numerator:
Numerator for earnings per share (basic) - Income available to common stockholders	$96,145	$253,030	$190,302	$339,838
Effect of dilutive securities:
Interest on 3.5% convertible debt, net of income tax	—	2,055	—	4,109

Numerator for diluted earnings per share - Income available to common stockholders	$96,145	$255,085	$190,302	$343,947

Denominator:
Weighted average shares outstanding (basic)	128,619	131,001	128,283	132,087
Effect of dilutive securities:
3.5% convertible debt	—	7,298	—	7,298
Stock options	3,314	3,581	3,218	3,504

Total potential common shares	3,314	10,879	3,218	10,802

Denominator for earnings per share assuming dilution	131,933	141,880	131,501	142,889

Earnings per share (basic)	$0.75	$1.93	$1.48	$2.57

Earnings per share assuming dilution	$0.73	$1.80	$1.45	$2.41

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

The following is a summary of certain financial information by reportable segment (in thousands):

	Government	Commercial	Corporate	Consolidated

Three months ended December 31, 2004
Revenues (a)	$542,543	$484,743	$—	$1,027,286
Operating expenses (excluding depreciation and amortization)	424,586	379,503	12,687	816,776
Depreciation and amortization	20,487	34,623	476	55,586

Operating income	$97,470	$70,617	$(13,163)	$154,924

Three months ended December 31, 2003
Revenues (a)	$600,611	$397,268	$—	$997,879
Operating expenses (excluding depreciation and amortization)	516,149	308,678	12,201	837,028
Gain on sale of business	(284,346)	—	—	(284,346)
Depreciation and amortization	17,199	24,492	525	42,216

Operating income	$351,609	$64,098	$(12,726)	$402,981

Six months ended December 31, 2004
Revenues (a)	$1,094,062	$979,406	$—	$2,073,468
Operating expenses (excluding depreciation and amortization)	864,546	764,272	24,780	1,653,598
Depreciation and amortization	39,962	68,951	992	109,905

Operating income	$189,554	$146,183	$(25,772)	$309,965

Six months ended December 31, 2003
Revenues (a)	$1,297,394	$737,120	$—	$2,034,514
Operating expenses (excluding depreciation and amortization)	1,091,795	571,428	25,100	1,688,323
Gain on sale of business	(284,346)	—	—	(284,346)
Depreciation and amortization	35,590	46,941	1,096	83,627

Operating income	$454,355	$118,751	$(26,196)	$546,910

(a)	Revenues in our Government segment include revenues from operations divested during fiscal year 2004 of $67.7 million for the three months ended December 31, 2003, and $0.6 million and $245.2 million for the six months ended December 31, 2004 and 2003, respectively. Revenues in our Commercial segment include revenues from operations divested during fiscal year 2004 of $1.8 million and $6.9 million for the three and six months ended December 31, 2003, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES

One of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery – Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the DOJ’s inquiry was approximately $17.2 million for the fiscal year ended June 30, 2004, representing approximately 0.4% of our revenue for fiscal year 2004. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation; however, we have agreed to indemnify ManTech with respect to this DOJ investigation. We understand that the DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.

Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. The inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $67 million in fiscal year 2004 and approximately $18.6 million for the six months ended December 31, 2004, representing approximately 1.6% and 0.9% of our fiscal year 2004 and the first six months of fiscal year 2005 revenues, respectively. Our teaming arrangement also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). We understand that the DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.

On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 1% of our total fiscal year 2004 revenue. In March 2004, we filed our response to the OIG report. On May 20, 2004, at a meeting of the Workforce Florida, Inc. (“WFI”) Board of Directors which was attended by representatives of ACS SLS, which is our subsidiary performing these services, a representative of WFI, which is the principal workforce policy organization for the State of Florida and oversees and monitors the administration of the State’s workforce policy as well as the programs and services carried out by regional workforce boards and AWI, indicated that WFI did not see a systemic problem with the performance of these workforce services by ACS SLS and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC is conducting an informal investigation into the matters covered by the OIG’s report. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to services rendered to Pinellas County by

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ, the SEC and DOL to produce documents in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. We anticipate that we may receive additional subpoenas for information in other Florida Workforce regions as a result of the AWI report issued in January 2004.

Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2004, $288.2 million of outstanding surety bonds and $84.7 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. In addition, we had approximately $12.5 million of letters of credit which secure our casualty insurance programs. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria. As of December 31, 2004, the maximum aggregate amount of the outstanding contingent obligations is approximately $87.1 million. Upon satisfaction of the specified contractual criteria, any such payment would result primarily in a corresponding increase in goodwill. During the first six months of fiscal year 2005, we paid $0.4 million and accrued an additional $4 million, which was paid in January 2005, related to these obligations.

We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our Federal business to Lockheed Martin Corporation in fiscal year 2004. Our maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of December 31, 2004, other accrued liabilities includes a reserve for these claims in an amount we believe to be adequate at this time.

Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under an outsourcing arrangement and do not acquire any servicing rights that are transferable by us to a third party. At December 31, 2004, we serviced a FFEL portfolio of approximately 1.6 million loans with an outstanding principal balance of approximately $20 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of December 31, 2004, other accrued liabilities includes a reserve for these claims in an amount we believe to be adequate at this time.

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

In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). Prior to DHHS’ award of the contract, our proposal was reviewed and approved by the State of North Carolina’s Information Technology Services group and the Federal Center for Medicare and Medicaid Services. Two competitors protested the contract award. In considering the protests, DHHS again reviewed our proposal and determined that our technical solutions did, in fact, comply with all technical requirements and denied protests on June 3, 2004. Electronic Data Systems (“EDS”) protested the denial. On January 12, 2005, an administrative law judge made a non-binding recommendation to sustain EDS’ protest of the contract between us and the DHHS. The non-binding recommendation was issued to the North Carolina State Chief Information Officer (“CIO”), Office of Technology Services, who will make the final decision on the protest after DHHS, ACS, and EDS have each had an opportunity

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to file exceptions and proposals and to present arguments to the CIO. Notwithstanding the reviews, approvals, and decisions in awarding the contract and in considering the protests, the administrative law judge based his recommendation on his assessment that our technical solution did not fully comply with the DHHS technical standards for proposals. We intend to vigorously pursue affirmation of DHHS’ contract award. DHHS has instructed us to continue performance of our services under the contract.

In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

11. NEW ACCOUNTING PRONOUNCEMENTS

Please refer to our discussion of SFAS 123(R) in Note 2.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FASB Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” allows companies additional time beyond that provided in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” to determine the impact of the Act on its financial statements and provides guidance for the disclosure of the impact of the Act on the financial statements. At June 30, 2004, cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been recorded totaled $16.8 million. This incentive is available to us until June 30, 2006. The 85% dividends received deduction is subject to a number of limitations, and we have not yet decided whether, or to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We will continue to monitor our international activities.

12. SUBSEQUENT EVENTS

On January 27, 2005, we completed the acquisition of Superior Consultant Holdings Corporation (“Superior”), acquiring all of the issued and outstanding shares of Superior by virtue of a cash tender offer, which was completed on January 25, 2005, and subsequent short-form merger of ACS Merger Corp. with and into Superior at a purchase price of $8.50 per share. Superior provides information technology consulting and business process outsourcing services and solutions to the healthcare industry. The transaction was valued at approximately $120.5 million (including payment of approximately $106 million for issued and outstanding shares, options, and warrants and additional amounts for debentures and other payments) plus related transaction costs and was funded from borrowings under our Credit Facility. We believe this acquisition expands our provider healthcare subject matter expertise, as well as providing experience with most major hospital information systems and additional healthcare management talent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). While management has based any forward-looking statements contained herein on its current expectations, the information on which such expectations were based may change. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of risks, uncertainties, and other factors, many of which are outside of our control that could cause actual results to materially differ from such statements. Such risks, uncertainties, and other factors include, but are not necessarily limited to, those set forth under the caption “Risks Related to our Business.” In addition, we operate in a highly competitive and rapidly changing environment, and new risks may arise. Accordingly, investors should not place any reliance on forward-looking statements as a prediction of actual results. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

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

GENERAL

We are a Fortune 500 and S&P 500 company with approximately 47,000 people providing business process and information technology outsourcing solutions to commercial and government clients. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.

During the quarter ended December 31, 2004, we signed contracts with new clients and incremental business with existing clients representing $226.8 million of annualized recurring revenue and $1.1 billion in total contract value. The Government segment contributed 25% of the new contract signings (based on annual recurring revenues), including contracts with the New Jersey Department of Human Services to serve as the health benefits coordinator of Medicaid Managed Care Programs supporting New Jersey’s Medicaid and the State Children’s Health Insurance programs. The Commercial segment contributed 75% of the new contract signings (based on annual recurring revenues), including contracts with Chubb Corporation to provided information technology infrastructure and human resource services, and Symetra to provide information technology infrastructure services and a range of cross-functional and business process outsourcing solutions. While there are no third party standards or requirements governing the calculation of new business signings, we define new business signings as recurring revenue from new contracts, including the incremental portion of renewals, signed during the period and represents the estimated annual recurring revenues, as measured under GAAP, to be recorded under that contract after full implementation of our services. While there are no third party standards or requirements governing the calculation of total contract value, we define total contract value as the estimated total revenues from contracts signed during the period and represents estimated total revenue over the term of the contract, as measured under GAAP.

In July 2004, we acquired Heritage Information Systems, Inc. (“Heritage”). Heritage provides clinical management and pharmacy cost containment solutions to 14 state Medicaid programs, over a dozen national commercial insurers and Blue Cross Blue Shield licensees and some of the largest employer groups in the country. The transaction was valued at approximately $23.1 million plus related transaction costs, excluding contingent consideration of up to $17 million maximum based upon future financial performance, and was funded from borrowings under our Prior Facility and cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $26.6 million and assumed liabilities of $3.5 million. We recorded $14.3 million in goodwill, which is deductible for income tax purposes, and intangible assets of $2.4 million. The $2.4 million of intangible assets are attributable to customer relationships and non-compete agreements with useful lives of five years. We believe this acquisition enhances our clinical management and cost containment service offerings. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, July 1, 2004.

In August 2004, we acquired BlueStar Solutions, Inc. (“BlueStar”), an information technology outsourcer specializing in applications management of packaged enterprise resource planning and messaging services. The transaction was valued at approximately $73.5 million, plus related transaction costs. The transaction value includes $6.4 million attributable to the 9.2% minority interest we held in

BlueStar prior to the acquisition; therefore, the net purchase price was approximately $67.1 million. Of this amount, approximately $61 million was paid to former BlueStar shareholders by December 31, 2004 and was funded from borrowings under our credit facilities and cash on hand. The remaining purchase price of $6 million will be paid in the first quarter of fiscal year 2006. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $97.8 million and assumed liabilities of $30.7 million. We recorded goodwill of $38.3 million, which is not deductible for income tax purposes, and intangible assets of $11.6 million. The $11.6 million of intangible assets are attributable to customer relationships with a useful life of seven years. We believe that the acquisition of BlueStar improves our existing information technology services with the addition of applications management and messaging services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, August 26, 2004. Our consolidated balance sheet as of December 31, 2004 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Additional analysis is being performed with regard to our ability to utilize BlueStar’s pre-acquisition net operating loss carryovers in the post-acquisition tax years. As a result, the purchase price allocated to the initial deferred tax asset of $29.2 million, primarily related to net operating losses acquired, may be adjusted in future periods if necessary.

In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). Prior to DHHS’ award of the contract, our proposal was reviewed and approved by the State of North Carolina’s Information Technology Services group and the Federal Center for Medicare and Medicaid Services. Two competitors protested the contract award. In considering the protests, DHHS again reviewed our proposal and determined that our technical solutions did, in fact, comply with all technical requirements and denied protests on June 3, 2004. Electronic Data Systems (“EDS”) protested the denial. On January 12, 2005, an administrative law judge made a non-binding recommendation to sustain EDS’ protest of the contract between us and the DHHS. The non-binding recommendation was issued to the North Carolina State Chief Information Officer (“CIO”), Office of Technology Services, who will make the final decision on the protest after DHHS, ACS, and EDS have each had an opportunity to file exceptions and proposals and to present arguments to the CIO. Notwithstanding the reviews, approvals, and decisions in awarding the contract and in considering the protests, the administrative law judge based his recommendation on his assessment that our technical solution did not fully comply with the DHHS technical standards for proposals. We intend to vigorously pursue affirmation of DHHS’ contract award. DHHS has instructed us to continue performance of our services under the contract.

In November 2003, we completed the sale of a majority of our Federal government business to Lockheed Martin Corporation (the “Divested Federal Business”) for approximately $649.4 million, which included a cash payment of $586.5 million at closing and $70 million payable pursuant to a five-year non-compete agreement, less a working capital settlement of $7.1 million paid in the third quarter of fiscal year 2004. Assets sold were approximately $346.8 million and liabilities assumed by Lockheed Martin Corporation were approximately $67.9 million, both of which were primarily in the Government segment. We recognized a pretax gain of $284.3 million ($181.7 million, net of income tax) in the second quarter of fiscal year 2004. We incurred $9.8 million ($6.2 million, net of income tax) for compensation costs associated with former Federal employees, which is reflected in wages and benefits in the second quarter of fiscal year 2004. As of September 30, 2003, we classified as “held-for-sale” those assets and liabilities related to that portion of our Federal business we expected to dispose of in the sale. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that depreciation and amortization of long-lived assets held for sale be suspended during the holding period prior to sale. Accordingly, we suspended depreciation and amortization in the amount of $4.3 million ($2.7 million, net of income tax) and $1.9 million ($1.2 million, net of income tax) in the first and second quarters of fiscal year 2004, respectively, related to those long-lived assets sold. We also completed the sale of two other small contracts during fiscal year 2004. Revenues in our Government segment include revenues from operations divested through June 30, 2004 (primarily the Divested Federal Business) of $67.7 million for the three months ended December 31, 2003, and $0.6 million and $245.2 million for the six months ended December 31, 2004 and 2003, respectively. Revenues in our Commercial segment include revenues from operations divested as of June 30, 2004 (primarily the Divested Federal Business) of $1.8 million and $6.9 million for the three and six months ended December 31, 2003, respectively. The sale of the Divested Federal Business to Lockheed Martin Corporation allows us to focus on our business process and information technology outsourcing service offerings in the commercial, state and local, and Federal education and healthcare markets.

In 2001, we were awarded a contract by the Georgia Department of Community Health (“DCH”) to develop, implement and operate a system to administer health benefits to Georgia Medicaid recipients as well as state government employees (the “Georgia Contract”). This system development project was large and complex and anticipated the development of a system that would process both Medicaid and state employee claims. The Medicaid phase of this project was implemented on April 1, 2003. Various disputes arose because of certain delays and operational issues that were encountered in this phase. During the second quarter of fiscal year 2004, in connection with a settlement in principle, we recorded a $6.7 million reduction in revenue resulting from the change in our percentage-of-completion estimates primarily as a result of the termination of Phase II of the contract, a charge of $2.6 million to services and supplies associated with the accrual of wind-down costs associated with the termination of Phase II and an accrual of $10 million in other operating expenses to be paid to DCH pursuant to the settlement which was paid in the first quarter of fiscal year 2005. On July 21, 2004 we entered into a definitive settlement agreement with the DCH to settle these disputes. The terms of the definitive settlement, which were substantially the same as those announced in January 2004, include the $10 million payment by us to DCH; a payment by DCH to us of $9 million in system development costs; escrow of $11.8 million paid by DCH, with $2.4 million of the escrowed funds to be paid to us upon completion of an agreed work plan ticket and reprocessing of July 2003 – June 2004 claims, and the remaining $9.4 million of escrowed funds to be paid to us upon final certification of the system by the Center for Medicare/Medicaid Services, the governing Federal regulatory agency; cancellation of Phase II of the contract; and an agreement to settle outstanding operational invoices resulting in a payment to us of over $8.2 million and approximately $7 million of reduction in such invoices.

SUBSEQUENT EVENT

On January 27, 2005, we completed the acquisition of Superior Consultant Holdings Corporation (“Superior”), acquiring all of the issued and outstanding shares of Superior by virtue of a cash tender offer, which was completed on January 25, 2005, and subsequent short-form merger of ACS Merger Corp. with and into Superior at a purchase price of $8.50 per share. Superior provides information technology consulting and business process outsourcing services and solutions to the healthcare industry. The transaction was valued at approximately $120.5 million (including payment of approximately $106 million for issued and outstanding shares, options, and warrants and additional amounts for debentures and other payments) plus related transaction costs and was funded from borrowings under our Credit Facility. We believe this acquisition expands our provider healthcare subject matter expertise, as well as providing experience with most major hospital information systems and additional healthcare management talent.

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

	Three months ended December 31,				Six months ended December 31,
	2004	2003	$ Growth	Growth %	2004	2003	$ Growth	Growth %

Consolidated

Total Revenues	$1,027,286	$997,879	$29,407	3%	$2,073,468	$2,034,514	$38,954	2%
Less: Divestitures (1)	(21)	(69,475)	69,454		(560)	(252,121)	251,561

Adjusted	$1,027,265	$928,404	$98,861	11%	$2,072,908	$1,782,393	$290,515	16%

Acquired revenues (2)	$104,693	$40,714	$63,979	7%	$201,341	$40,714	$160,627	9%
Internal revenues	922,572	887,690	34,882	4%	1,871,567	1,741,679	129,888	7%

Total	$1,027,265	$928,404	$98,861	11%	$2,072,908	$1,782,393	$290,515	16%

Government

Total Revenues	$542,543	$600,611	$(58,068)	(10)%	$1,094,062	$1,297,394	$(203,332)	(16)%
Less: Divestitures (1)	(21)	(67,653)	67,632		(560)	(245,205)	244,645

Adjusted	$542,522	$532,958	$9,564	2%	$1,093,502	$1,052,189	$41,313	4%

Acquired revenues (2)	$10,228	$—	$10,228	2%	$20,744	$—	$20,744	2%
Internal revenues	532,294	532,958	(664)	—	1,072,758	1,052,189	20,569	2%

Total	$542,522	$532,958	$9,564	2%	$1,093,502	$1,052,189	$41,313	4%

Commercial

Total Revenues	$484,743	$397,268	$87,475	22%	$979,406	$737,120	$242,286	33%
Less: Divestitures (1)	—	(1,822)	1,822		—	(6,916)	6,916

Adjusted	$484,743	$395,446	$89,297	23%	$979,406	$730,204	$249,202	34%

Acquired revenues (2)	$94,465	$40,714	$53,751	14%	$180,597	$40,714	$139,883	19%
Internal revenues	390,278	354,732	35,546	9%	798,809	689,490	109,319	15%

Total	$484,743	$395,446	$89,297	23%	$979,406	$730,204	$249,202	34%

(1)	Divested revenues are revenues of businesses divested as if the divestiture had occurred at the beginning of the period. Amounts presented are primarily related to the sale of the Divested Federal Business and other fiscal year 2004 divestitures.

(2)	Acquired revenues are based on pre-acquisition normalized revenues of acquired companies.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%

Expenses:
Wages and benefits	42.4	44.4	41.9	45.3
Services and supplies	24.4	27.3	25.4	26.4
Rent, lease and maintenance	11.8	9.7	11.6	9.5
Depreciation and amortization	5.4	4.2	5.3	4.1
Gain on sale of business	—	(28.5)	—	(14.0)
Other operating expenses	0.9	2.5	0.9	1.8

Total operating expenses	84.9	59.6	85.1	73.1

Operating income	15.1	40.4	14.9	26.9

Interest expense	0.3	0.6	0.3	0.5
Other non-operating income, net	(0.2)	(0.1)	(0.1)	0.0

Pretax profit	15.0	39.9	14.7	26.4

Income tax expense	5.6	14.5	5.5	9.7

Net income	9.4%	25.4%	9.2%	16.7%

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2004 TO THE THREE MONTHS ENDED DECEMBER 31, 2003

Revenues

In the second quarter of fiscal year 2005, our revenue increased $29.4 million, or 3%, to $1.027 billion from $997.9 million in the second quarter of fiscal year 2004. Revenues related to the Divested Federal Business and other small contracts (collectively, the “2004 Divestitures”) were $69.5 million in the quarter ended December 31, 2003. Excluding the impact of the revenues related to the 2004 Divestitures, revenues increased from $928.4 million in the second quarter of fiscal year 2004 to $1.027 billion in the second quarter of fiscal year 2005, or 11%. Internal revenue growth, excluding the impact of the revenues related to the 2004 Divestitures, for the second quarter of fiscal year 2005 was 4%. The remainder of the revenue growth was related to acquisitions.

Internal revenue growth for the three months ended December 31, 2004 was adversely impacted by the following items: (1) the terminations of the Gateway and Roadway contracts in our Commercial segment, which together accounted for approximately $2 million and $18 million of revenue in the three months ended December 31, 2004 and 2003, respectively. The Gateway contract was effectively terminated during the first quarter of fiscal year 2005 as a result of Gateway’s acquisition of eMachines, Inc., which significantly changed its business strategy. The Roadway contract was terminated at the end of fiscal year 2004 due to Roadway’s acquisition by Yellow Freight; and (2) HIPAA remediation work and our development work on the Georgia Contract in our Government segment, which together accounted for approximately $1 million and $40 million of revenue in the three months ended December 31, 2004 and 2003, respectively.

Revenue in our Government segment, which represents 53% of consolidated revenue for the second quarter of fiscal year 2005, decreased $58.1 million, or 10%, to $542.5 million in the second quarter of fiscal year 2005 compared to the same period last year. Revenues related to the 2004 Divestitures included in the Government segment were $67.7 million for the quarter ended December 31, 2003. Excluding the impact of the revenues related to the 2004 Divestitures, total Government segment revenues grew 2% in the second quarter of fiscal year 2005 to $542.5 million from $533 million in the second quarter of fiscal year 2004, all from acquisition growth. Internal revenue growth was zero, with new revenues derived from our Department of Education, Texas Medicaid and North Carolina Medicaid contracts offset by decreased revenue related to our development work on the Georgia Contract and lower HIPAA revenues discussed above and lower revenues related to our government unclaimed property business.

Revenue in our Commercial segment, which represents 47% of consolidated revenue for the second quarter of fiscal year 2005, increased $87.5 million, or 22%, to $484.7 million in the second quarter of fiscal year 2005 compared to the same period last year. Revenues related to the Divested Federal Business included in the Commercial segment were $1.8 million in the second quarter of fiscal year 2004. Excluding the impact of the revenues related to the Divested Federal Business, revenues grew 23% in the second quarter of fiscal year 2005 compared to the same period in fiscal year 2004. Revenue growth from acquisitions was 14% for the three months ended December 31, 2004. Internal revenue growth, excluding the impact of the revenues related to the Divested Federal Business, was 9%, due primarily to increased revenue related to contracts with Nextel, McDonald’s, Hallmark, General Motors, University of Phoenix, General Electric and Goodyear. These increases were primarily offset by lower revenue on the Roadway and Gateway contracts discussed above and lower revenues in our commercial unclaimed property business. The contracts discussed above collectively represent 76% of our internal revenue growth for the period in this segment.

Operating Expenses

Wages and benefits decreased $7.6 million, or 1.7%, to $436 million. As a percentage of revenue, wages and benefits decreased 2% to 42.4% in the second quarter of fiscal year 2005 from 44.4% in the same quarter of fiscal year 2004. Included in wages and benefits during the second quarter of fiscal year 2004 are compensation costs associated with former Federal employees of $9.8 million, which were primarily stay bonuses and accelerated option vesting due to the sale of the Divested Federal Business. Excluding these costs, wages and benefits increased $2.2 million, or 0.5%, in the second quarter of fiscal year 2005 (calculated as the $7.6 million decrease less $9.8 million compensation costs, divided by reported second quarter fiscal year 2004 wages and benefits costs less the $9.8 million compensation costs) and therefore was 42.4% as a percentage of revenue, a decrease of 1%. The sale of the Divested Federal Business and the acquisition of Lockheed Martin Corporation’s commercial information technology outsourcing business in the second quarter of fiscal year 2004 were primarily responsible for the decrease in wages and benefits as a percentage of revenue. The Divested Federal Business, which provided primarily system integration services to the Federal Government and its agencies, had a higher proportion of labor related expense to its revenues. The acquisition of Lockheed Martin Corporation’s commercial information technology outsourcing business has a lower proportion of labor costs as a percentage of revenue than our Divested Federal Business and our ongoing business process outsourcing operations.

Services and supplies decreased $21 million, or 7.7%, to $251 million. As a percentage of revenue, services and supplies decreased 2.9% to 24.4% in the second quarter of fiscal year 2005 from 27.3% in the second quarter of fiscal year 2004. This decrease as a percentage of revenue is due to several factors including the impact of the sale of the Divested Federal Business and lower revenue in our unclaimed property business, which have a higher component of services and supplies than our other ongoing operations; the $2.6 million of wind-down costs related to the termination of Phase II of the Georgia Contract recorded in the second quarter of fiscal year 2004; and increased revenue in our commercial business process outsourcing operations, which have a lower component of services and supplies when compared to our other ongoing operations. The decrease as a percentage of revenue was offset by increased subcontractor costs related to the new Common Services for Borrowers contract with the Department of Education.

Rent, lease and maintenance increased $24.2 million, or 25%, to $121.1 million. As a percentage of revenue, rent, lease and maintenance increased to 11.8% in the second quarter of fiscal year 2005 from 9.7% in the second quarter of fiscal year 2004. This increase as a percentage of revenue was primarily due to the impact of the sale of the Divested Federal Business in fiscal year 2004, which provided system integration services to its clients. These services typically have a lower component of rent, lease and maintenance than information technology services, which have higher equipment costs. The acquisition of Lockheed Martin Corporation’s commercial information technology outsourcing business also increased rent, lease and maintenance as a percentage of revenue, since information technology services have higher equipment costs than business process outsourcing services. Also contributing to the increase in rent, lease and maintenance was growth in our information technology outsourcing business.

Depreciation and amortization increased $13.4 million, or 31.7%, to $55.6 million. As a percentage of revenue, depreciation and amortization increased 1.2%, to 5.4% due to capital expenditures and additions to intangible assets necessary to support our new business, as well as the cessation of $1.9 million of depreciation in the second quarter of fiscal year 2004 as a result of classifying the assets related to the Divested Federal Business as held-for-sale at September 30, 2003.

Other operating expense decreased $15.9 million, or 64.7%, to $8.7 million. As a percentage of revenue, other operating expense decreased 1.6%, to 0.9%. The second quarter of fiscal year 2004 included a $10 million accrual for the settlement with the Georgia Department of Community Health.

Interest expense

Interest expense decreased $2.5 million in the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004, primarily as a result of the redemption of our 3.5% Subordinated Convertible Notes in the third quarter of fiscal year 2004, which was partially offset by increased interest expense resulting from an increase in the average balance outstanding on our revolving credit facilities used to fund share repurchases and acquisitions.

Income tax expense

Our effective tax rate increased to 37.5% in the second quarter of fiscal year 2005 from 36.5% in the second quarter of fiscal year 2004 due to the 36.1% effective tax rate on the gain related to the sale of our Divested Federal Business recorded in the second quarter of fiscal year 2004. Our effective tax rate is higher than the 35% statutory rate due to the net effect of state income and foreign income taxes.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2004 TO THE SIX MONTHS ENDED DECEMBER 31, 2003

Revenues

For the first six months of fiscal year 2005, our revenue increased $39 million, or 2%, to $2.073 billion from $2.035 billion for the first six months of fiscal year 2004. Revenues related to the 2004 Divestitures were $0.6 million and $252.1 million for the six months ended December 31, 2004 and 2003, respectively. Excluding the impact of the revenues related to the 2004 Divestitures, revenues increased to $2.073 billion for the first six months of fiscal year 2005 from $1.782 billion for the first six months of fiscal year 2004, or 16%. Internal revenue growth, excluding the impact of the revenues related to the 2004 Divestitures, for the first six months of fiscal year 2005 was 7%. The remainder of the growth was related to acquisitions.

Internal revenue growth for the six months ended December 31, 2004 was adversely impacted by the following items: (1) the termination of the Roadway contract in our Commercial segment, which accounted for approximately $1 million and $21 million of revenue in the six months ended December 31, 2004 and 2003, respectively. The Roadway contract was terminated at the end of fiscal year 2004 due to Roadway’s acquisition by Yellow Freight; and (2) HIPAA remediation work and our development work on the Georgia Contract in our Government segment, which together accounted for approximately $2 million and $76 million of revenue in the six months ended December 31, 2004 and 2003, respectively.

Revenue in our Government segment, which represents 53% of consolidated revenue for the first six months of fiscal year 2005, decreased $203.3 million, or 16%, to $1.094 billion for the first six months of fiscal year 2005 compared to the same period last year. Revenues related to the 2004 Divestitures included in the Government segment were $0.6 million and $245.2 million for the six months ended December 31, 2004 and 2003, respectively. Excluding the impact of the revenues related to the 2004 Divestitures, total Government segment revenues grew 4% for the first six months of fiscal year 2005 to $1.094 billion from $1.052 billion for the first six months of fiscal year 2004. Revenue growth from acquisitions was 2% for the six months ended December 31, 2004. Internal revenue growth, excluding the impact of the revenues related to the 2004 Divestitures, was 2%, primarily due to increased revenues on the Texas Medicaid, Department of Education, North Carolina Medicaid and New Jersey EZPass contracts, primarily offset by decreases related to the development work on the Georgia Contract and lower HIPAA related revenues discussed above. The contracts discussed above collectively represent 93% of our internal revenue growth for the period in this segment.

Revenue in our Commercial segment, which represents 47% of consolidated revenue for the first six months of fiscal year 2005, increased $242.3 million, or 33%, to $979.4 million for the first six months of fiscal year 2005 compared to the same period last year. Revenues related to the Divested Federal Business included in the Commercial segment were $6.9 million for the first six months of fiscal year 2004. Excluding the impact of the revenues related to the Divested Federal Business, revenues grew 34% for the first six months of fiscal year 2005 compared to the same period in fiscal year 2004. Revenue growth from acquisitions was 19% in the six months ended December 31, 2004. Internal revenue growth, excluding the impact of the revenues related to the Divested Federal Business, was 15%, due primarily to increased revenues related to contracts with Nextel, McDonald’s, Goodyear, Hallmark, General Motors, University of Phoenix and General Electric, as well as revenues related to the termination of our relationship with Gateway. These increases were partially offset by the loss of the Roadway contract discussed above and lower revenues in our commercial unclaimed property business. The contracts discussed above collectively represent 77% of our internal revenue growth for the period in this segment.

Operating Expenses

Wages and benefits decreased $52.8 million, or 5.7%, to $867.8 million. As a percentage of revenue, wages and benefits decreased 3.4% to 41.9% for the first six months of fiscal year 2005 from 45.3% in the same period of fiscal year 2004. Included in wages and benefits for the first six months of fiscal year 2004 are compensation costs associated with former Federal employees of $9.8 million, which were primarily stay bonuses and accelerated option vesting due to the sale of the Divested Federal Business. Excluding these costs, wages and benefits decreased $43 million, or 4.7%, for the first six months of fiscal year 2005 (calculated as the $52.8 million decrease less $9.8 million compensation costs, divided by reported wages and benefits costs for the six months ended December 31, 2003 less the $9.8 million compensation costs) and therefore was 41.9% as a percentage of revenue, a decrease of 2.9%. The sale of the Divested Federal Business, the acquisition of Lockheed Martin Corporation’s commercial information technology outsourcing business and the new Common Services for Borrowers contract with the Department of Education were primarily responsible for the decrease in wages and benefits as a percentage of revenue. The Divested Federal Business, which provided primarily system integration services to the Federal Government and its agencies, had a higher proportion of labor related expense to its revenues. The acquisition of Lockheed Martin Corporation’s commercial information technology outsourcing business has a lower proportion of labor costs as a percentage of revenue than our Divested Federal Business and our ongoing business process outsourcing operations.

The new Common Services for Borrowers contract also has a lower component of wages of benefits than our other operations due to the use of subcontractors.

Services and supplies decreased $10.9 million, or 2.0%, to $526.1 million. As a percentage of revenue, services and supplies decreased 1% to 25.4% for the first six months of fiscal year 2005 from 26.4% in the same period of fiscal year 2004. This decrease as a percentage of revenue is primarily due to impact of the sale of the Divested Federal Business and lower revenue in our commercial unclaimed property business, both of which had a higher component of services and supplies than our other ongoing operations and the $2.6 million of wind-down costs related to the termination of Phase II of the Georgia Contract recorded in the second quarter of fiscal year 2004. This decrease was offset by the increased subcontractor costs related to the new Common Services for Borrowers contract with the Department of Education.

Rent, lease and maintenance increased $47.3 million, or 24.5%, to $240.1 million. As a percentage of revenue, rent, lease and maintenance increased 2.1% to 11.6% for the first six months of fiscal year 2005 from 9.5% in the same period of fiscal year 2004. This increase was primarily due to the impact of the sale of the Divested Federal Business in fiscal year 2004, which primarily provided system integration services to its clients. These services typically have a lower component of rent, lease and maintenance than information technology services, which have higher equipment costs. The acquisition of Lockheed Martin Corporation’s commercial information technology outsourcing business also increased rent, lease and maintenance as a percentage of revenue, since information technology services have higher equipment costs than business process outsourcing services. Also contributing to the increase in rent, lease and maintenance was growth in our information technology outsourcing business.

Depreciation and amortization increased $26.3 million, or 31.4%, to $109.9 million. As a percentage of revenue, depreciation and amortization increased 1.2%, to 5.3% due to capital expenditures and additions to intangible assets necessary to support our new business, as well as the cessation of $6.2 million of depreciation in the first six months of fiscal year 2004 as a result of classifying the assets related to the Divested Federal Business as held-for-sale at September 30, 2003. In addition, depreciation and amortization increased as a percentage of revenue due to accelerated intangible asset amortization related to the Gateway contract termination.

Other operating expense decreased $18.3 million, or 48.3%, to $19.6 million. As a percentage of revenue, other operating expense decreased 0.9%, to 0.9%. The first six months of fiscal year 2004 included a $10 million accrual for the settlement with the Georgia Department of Community Health.

Interest expense

Interest expense decreased $3.7 million the first six months of fiscal year 2005 compared to the same period of fiscal year 2004, primarily as a result of the redemption of our 3.5% Subordinated Convertible Notes in the third quarter of fiscal year 2004, partially offset by higher interest expense resulting from an increase in the average balance outstanding on our revolving credit facilities used to fund share repurchases and acquisitions.

Income tax expense

Our effective tax rate increased to 37.5% in the first six months of fiscal year 2005 from 36.8% for the first six months of fiscal year 2004 due to the 36.1% effective tax rate on the gain related to the sale of Divested Federal Business recorded in fiscal year 2004. Our effective tax rate is higher than the 35% statutory rate due to the net effect of state income and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing business operations through cash flows from operations and utilize excess cash flow combined with the issuance of debt and equity to finance our acquisition strategy.

During the first six months of fiscal year 2005, we generated approximately $299.3 million in cash flow from operations compared to $211.1 million in the same period of fiscal year 2004. The increase from the prior year period was primarily a result of increased net income (excluding the gain on the sale of the Divested Federal Business and related income tax accrual) and increased collections on accounts receivable, including the payment of operational and termination fees from Gateway and timing of collections in our unclaimed property business. Additionally in the prior year period, cash flows were adversely impacted by increased receivables related to development work on our Georgia Contract, which was substantially completed in the third quarter of fiscal year 2004. We collected billed amounts outstanding related to this development work in the first half of fiscal year 2005. The improvement in accounts receivable was partially offset by increased payments for accrued compensation due to the timing of employee benefit payments and payments on our accrued liability balances, including the payment of a prior year legal settlement of $10 million and the payment of the settlement on the Georgia Contract of $10 million, as well as the timing of payments related to software used in our information technology outsourcing business, transfer agent fees related to our unclaimed property business and other contract related costs.

Free cash flow (as defined below) was approximately $167.8 million for the first six months of fiscal year 2005 versus approximately $103.1 million for the same period of fiscal year 2004. Our capital expenditures, defined as purchases of property, equipment and software, net, and additions to other intangible assets, were approximately $131.5 million, or 6.3% of total revenues, and $108 million, or 5.3% of total revenues, for the six months ended December 31, 2004 and 2003, respectively.

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

	Six months ended
	December 31,
	2004	2003
Net cash provided by operating activities	$299,274	$211,103
Purchases of property, equipment and software, net	(106,553)	(93,144)
Additions to other intangible assets	(24,925)	(14,851)

Free cash flow	$167,796	$103,108

During the six months ended December 31, 2004, net cash used in investing activities was $231.4 million. We used $95.8 million for acquisitions during the period, primarily the purchase of BlueStar Solutions, Inc. and Heritage Information Systems, Inc. Cash used for the purchase of property, equipment and software and additions to other intangible assets was $131.5 million and $108 million for the six months ended December 31, 2004 and 2003, respectively.

During the first six months of fiscal year 2005, cash used by financing activities was $108.9 million. Such financing activities include net repayments of debt and purchases of treasury shares offset by proceeds from stock options and proceeds from issuance of treasury shares to fund employer contributions under our Employee Stock Purchase and 401(k) plans.

On October 27, 2004, we entered into a Five Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, as Administrative Agent (“JP Morgan”), and Wells Fargo Bank, National Association, as Syndication Agent, and a syndication of 19 other lenders (the “Credit Facility”). Proceeds from advances under the Credit Facility will be used for general corporate purposes. The Credit Facility provides for an unsecured $1.5 billion multi-currency revolving credit and competitive advance facility (fully available in US dollars, Euros or competitive loans in any currency). Multi-currency commitments (available in certain specified currencies other than US dollars or Euros) in an initial aggregate amount of $200 million and swing line loans in an amount up to $150 million are provided under the facility. Subject to affirmation of representations and warranties, status of no default and commitments by willing lenders, the Credit Facility may be increased by up to an additional $300 million. The lending commitments under the Credit Facility are scheduled to terminate October 27, 2009. The terms and rates of the Credit Facility are generally more favorable than those of the Prior Facility (defined below). At the closing of the Credit Facility, we borrowed $316 million under the Credit Facility to pay off and terminate the Prior Facility. In addition, $94 million in letters of credit were issued under the Credit Facility to replace letters of credit outstanding under the Prior Facility.

Other than competitive loans and swing line loans, advances under the Credit Facility will bear interest at a Base Rate (generally equal to the prime rate of JP Morgan) or a Eurocurrency rate plus a percentage (ranging from .220% to .775%, currently .39%) determined based on our credit rating. We are required to pay accrued interest at established intervals based upon our elected interest period.

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

Simultaneously with entering into the $1.5 billion Credit Facility, we terminated our then existing $875 million revolving credit facility (the “Prior Facility”) on October 27, 2004 and repaid the $316 million outstanding on the Prior Facility with borrowings under the Credit Facility. The lending commitments under the Prior Facility were evidenced by that certain Revolving Credit Agreement, dated as of September 12, 2002 among us, Wells Fargo Bank Texas, National Association, as administrative agent, and various other lenders, and were scheduled to expire in December 2005.

Draws made under our credit facilities are made to fund cash acquisitions, share repurchases and for general working capital requirements. During the twelve months ending December 31, 2004, the balance outstanding under our credit facilities for borrowings ranged from $0 to $443.9 million. At December 31, 2004, we had approximately $1.2 billion available on our Credit Facility after giving effect to outstanding indebtedness and $97.2 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our Credit Facility. At December 31, 2004, we had $251.6 million outstanding on our Credit Facility, which is reflected in long-term debt and which bore interest at 2.92% for substantially all of the amount outstanding. Subsequent to December 31, 2004, we borrowed additional funds for our acquisition of Superior (discussed previously), as well as additional share repurchases, as discussed below.

Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2004, $288.2 million of outstanding surety bonds and $84.7 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. In addition, we had approximately $12.5 million of letters of credit which secure our casualty insurance programs. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals.

At December 31, 2004, we had cash and cash equivalents of $35.9 million compared to $76.9 million at June 30, 2004. Our working capital (defined as current assets less current liabilities) increased $9 million to $415.9 million at December 31, 2004 from $406.9 million at June 30, 2004. Our current ratio (defined as total current assets divided by total current liabilities) was 1.7 and 1.6 at December 31, 2004 and June 30, 2004, respectively. Our debt to capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 8.5% and 12.6% at December 31, 2004 and June 30, 2004, respectively.

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our Credit Facility. As of December 31, 2004, we had repurchased approximately 15.3 million shares at a total cost of approximately $758 million and reissued 0.3 million shares for proceeds totaling $17.3 million to fund contributions to our employee stock purchase plan and 401(k) plan. As of December 31, 2004, there remained approximately $492 million authorized under our share repurchase programs. Through February 7, 2005, on a trade date basis, we have repurchased approximately 17.4 million shares at a total cost of approximately $874 million.

In order to conform our stock option program with standard market practice, on February 2, 2005, our Board of Directors approved an amendment to stock options previously granted that did not become exercisable until five years from the date of grant to provide that such options become exercisable on the day they vest. Options granted under both our 1997 Stock Incentive Plan and our 1988 Stock Option Plan generally vest in varying increments over a five year period. It is expected that future option grants will contain matching vesting and exercise schedules. This amendment does not amend or affect the vesting schedule, exercise price, quantity of options granted, shares into which such options are exercisable or life of any award under any outstanding option grant. Therefore, no compensation expense is required.

We believe that available cash and cash equivalents, together with cash generated from operations and available borrowings under our Credit Facility, will provide adequate funds for our anticipated internal growth and operating needs, including capital expenditures, and to meet the cash requirements of our contractual obligations below. In addition, we intend to continue our growth through acquisitions, which could require significant commitments of capital. In order to pursue such opportunities we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and expansion opportunities and how such opportunities will be financed.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
  AS OF DECEMBER 31, 2004 (IN THOUSANDS):

		Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$253,539	$1,289	$650	$251,600	$—
Capital lease obligations	6,364	3,664	2,700	—	—
Operating leases	522,817	167,397	192,298	81,606	81,516
Purchase obligations	30,050	8,878	17,777	3,395	—

Total Contractual Cash Obligations	$812,770	$181,228	$213,425	$336,601	$81,516

		Amount of Commitment Expiration per Period
	Total Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years

Standby letters of credit	$97,196	$97,196	$—	$—	$—
Surety bonds	288,182	280,617	7,550	15	—

Total Commercial Commitments	$385,378	$377,813	$7,550	$15	$—

We have entered into various contractual agreements to purchase telecom services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2009, and are included in purchase obligations in the table above.

As discussed previously, certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2004, $288.2 million of outstanding surety bonds and $84.7 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. In addition, we had approximately $12.5 million of letters of credit which secure our casualty insurance programs.

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria. As of December 31, 2004, the maximum aggregate amount of the outstanding contingent payments to former shareholders of acquired entities is approximately $87.1 million. Upon satisfaction of the specified contractual criteria, any such payment would result primarily in a corresponding increase in goodwill. During the first six months of fiscal year 2005, we paid $0.4 million and accrued $4 million, which was paid in January 2005, related to these obligations.

We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the Divested Federal Business. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of December 31, 2004, other accrued liabilities includes a reserve for these claims in an amount we believe to be adequate at this time. We have agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom during the period 1998-2000. (Please see Part II. Item 1. Legal Proceedings for further discussion.)

Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under an outsourcing arrangement and do not acquire any servicing rights that are transferable by us to a third party. At December 31, 2004, we serviced a FFEL portfolio of approximately 1.6 million loans with an outstanding principal balance of approximately $20 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of December 31, 2004, other accrued liabilities includes a reserve for these claims in an amount we believe to be adequate at this time.

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

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. SFAS 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. We will be required to adopt SFAS 123(R) beginning July 1, 2005 for new awards of stock-based compensation granted after that date and for unvested awards outstanding at that date. We are in the process of determining the impact of the requirements of SFAS 123(R).

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FASB Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” allows companies additional time beyond that provided in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” to determine the impact of the Act on its financial statements and provides guidance for the disclosure of the impact of the Act on the financial statements. At June 30, 2004, cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been recorded totaled $16.8 million. This incentive is available to us until June 30, 2006. The 85% dividends received deduction is subject to a number of limitations, and we have not yet decided whether, or to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We will continue to monitor our international activities.

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

Failure to properly manage our operations and our growth. We have rapidly expanded our operations in recent years. We intend to continue expansion in the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures, and controls on a timely basis. If we fail to implement these systems, procedures and controls on a timely basis, we may not be able to service our clients’ needs, hire and retain new employees, pursue new business, complete future acquisitions or operate our businesses effectively. We could also trigger contractual credits to clients. Failure to properly transition new customers to our systems, properly budget transition costs or accurately estimate new contract operational costs could result in delays in our contract performance, trigger service level penalties or result in contracts whose profit margins did not meet our expectations or our historical profit margins. Failure to properly integrate acquired operations could result in increased cost. As a result of any of these problems associated with expansion, our business, financial condition, results of operations and cash flow could be materially and adversely affected.

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

Government clients – protests of contract awards. After an award of a government contract, a competing bidder may protest the award. If we are awarded the contract and it is protested, it will be necessary to incur costs to defend the award of the contract, which costs may be significant and could include hiring experts to defend the basis for the contract award. Some contract protests may take years to resolve. In some instances where we are awarded a contract, the contracting government entity may request that we sign a contract and commence services, even though the contract award has been protested. If the protest is upheld, then our contract would be terminated and the amounts due to us for services that have been performed to date would be subject to payment pursuant to the terms of the terminated contract. Such terms may not provide for full recovery of our incurred costs. In addition, we may suffer negative publicity as the result of the contract protest being upheld and our contract being terminated. Further, if there is a re-bid of the contract, we would incur additional costs associated with the re-bid process and be subject to a potential protest if we are awarded a subsequent contract.

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

Pricing risks. Many of our contracts contain provisions requiring that our services be priced based on a pre-established standard or benchmark regardless of the costs we incur in performing these services. Many of our contracts contain pricing provisions that require the client to pay a set fee for our services regardless of whether our costs to perform these services exceed the amount of the set fee. Some of our contracts contain re-pricing provisions which can result in reductions of our fees for performing our services. In such situations, we are exposed to the risk that we may be unable to price our services to levels that will permit recovery of our costs, and may adversely affect our operating results and cash flow.

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

Budget deficits at, or fluctuations in the number of requests for proposals issued by, state and local governments and their agencies. A substantial portion of our revenues are derived from contracts with state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. Also, the number of requests for proposals issued by state and local government agencies is subject to fluctuation. While this has not had a material adverse impact on our results of operations through the second quarter of fiscal year 2005, it is unclear what impact, if any, these deficits may have on our future business, revenues, results of operations and cash flow.

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

Servicing Risks. We service (for various lenders and under various service agreements) a portfolio of approximately $20 billion of loans made under the Federal Family Education Loan Program, which loans are guaranteed by a Federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.

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

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company, including the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2004. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were operating effectively as of December 31, 2004. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

One of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery – Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the DOJ’s inquiry was approximately $17.2 million for the fiscal year ended June 30, 2004, representing approximately 0.4% of our revenue for fiscal year 2004. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation; however, we have agreed to indemnify ManTech with respect to this DOJ investigation. We understand that the DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.

Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. The inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $67 million in fiscal year 2004 and approximately $18.6 million for the six months ended December 31, 2004, representing approximately 1.6% and 0.9% of our fiscal year 2004 and the first six months of fiscal year 2005 revenues, respectively. Our teaming arrangement also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). We understand that the DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.

On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 1% of our total fiscal year 2004 revenue. In March 2004, we filed our response to the OIG report. On May 20, 2004, at a meeting of the Workforce Florida, Inc. (“WFI”) Board of Directors which was attended by representatives of ACS SLS, which is our subsidiary performing these services, a representative of WFI, which is the principal workforce policy organization for the State of Florida and oversees and monitors the administration of the State’s workforce policy as well as the programs and services carried out by regional workforce boards and AWI, indicated that WFI did not see a systemic problem with the performance of these workforce services by ACS SLS and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC is conducting an informal investigation into the matters covered by the OIG’s report. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ, the SEC and DOL to produce documents in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. We anticipate that we may receive additional subpoenas for information in other Florida Workforce regions as a result of the AWI report issued in January 2004.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our Credit Facility. As of December 31, 2004, we had repurchased approximately 15.3 million shares at a total cost of approximately $758 million and reissued 0.3 million shares for proceeds totaling $17.3 million to fund contributions to our employee stock purchase plan and 401(k) plan. Through February 7, 2005, on a trade date basis, we have repurchased approximately 17.4 million shares at a total cost of approximately $874 million.

Repurchase activity for the quarter ended December 31, 2004 was as follows. Please refer to the discussion above for the cumulative repurchases under our share repurchase program.

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
Period	purchased	per share	or programs	programs

Inception through September 30, 2004	14,992,414	$49.57	14,992,414	$506,802,627

October 1 – October 31, 2004	48,000	53.50	48,000	504,234,737
November 1 – November 30, 2004	225,300	54.51	225,300	491,953,721
December 1 – December 31, 2004	—	—	—	491,953,721

Total – Quarter ended December 31, 2004	273,300	54.33	273,300	491,953,721

Inception through December 31, 2004	15,265,714	$49.66	15,265,714	$491,953,721

ITEM 5. OTHER INFORMATION

On February 2, 2005, our Board of Directors approved several changes in independent director compensation to be effective for meetings after that date. The following table sets forth a comparison of previous and current components of independent director compensation:

	Previous Compensation	New Compensation
Independent Director Annual Retainer	$35,000	$45,000

Audit Committee Chair Annual Retainer	$10,000	$15,000

Nominating & Corporate Governance Committee Chair Annual Retainer	$—	$5,000

Compensation Committee Chair Annual Retainer	$5,000	$5,000

Board Meeting (in person)	$1,500	$2,000

Board Meeting (telephonic)	$1,500	$1,000

Audit Committee Meeting (in person)	$1,000	$2,000

Audit Committee Meeting (telephonic)	$1,000	$1,000

Annual Stock Option Grant	5,000 shares	7,500 shares

Initial Stock Option Grant	20,000 shares	20,000 shares

As a result of the American Jobs Creation Act of 2004, on February 2, 2005 our Board of Directors also approved an amendment to the existing Severance Agreements with each of Jeffrey A. Rich, Mark A. King, William L. Deckelman, Jr., Warren D. Edwards, Lynn Blodgett, John Brophy, and Harvey Braswell to clarify the timing of payment of any previously deferred compensation upon a change of control. In addition, the Board of Directors also approved entering into a similar Severance Agreement with John Rexford.

In order to conform our stock option program with standard market practice, on February 2, 2005, our Board of Directors approved an amendment to stock options previously granted that did not become exercisable until five years from the date of grant to provide that such options become exercisable on the day they vest. Options granted under both our 1997 Stock Incentive Plan and our 1988 Stock Option Plan generally vest in varying increments over a five year period. It is expected that future option grants will contain matching vesting and exercise schedules. This amendment does not amend or affect the vesting schedule, exercise price, quantity of options granted, shares into which such options are exercisable or life of any award under any outstanding option grant. Therefore, no compensation expense is required.

ITEM 6. EXHIBITS

a.)            Exhibits

            Reference is made to the Index to Exhibits beginning on page 33 for a list of all exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of February, 2005.

AFFILIATED COMPUTER SERVICES, INC.
By:	/s/ Warren D. Edwards
Warren D. Edwards
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate Of Correction to Certificate of Amendment of the Company, dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Bylaws of the Company, as amended and in effect on September 11, 2003 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between the Company and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).

4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between the Company and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).

4.4	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.2)).

10.1*	Form of Amendment No. 1 to Severance Agreement, each dated as of February 2, 2005, by and between Affiliated Computer Services, Inc. and each of Jeffrey A. Rich, Mark A. King, Warren D. Edwards, Lynn Blodgett, Harvey Braswell, John Brophy and William L. Deckelman, Jr.

10.2*	Severance Agreement, dated as of February 2, 2005, by and between Affiliated Computer Services, Inc. and John Rexford.

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith