Form 10-Q
period 2005-03-31
AFFILIATED COMPUTER SERVICES INC
filed 2005-05-10
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X     No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	May 5, 2005
Class A Common Stock, $.01 par value	119,858,807
Class B Common Stock, $.01 par value	6,599,372

126,458,179

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	June 30,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$46,532	$76,899
Accounts receivable, net	907,267	873,471
Prepaid expenses and other current assets	116,745	94,054

Total current assets	1,070,544	1,044,424

Property, equipment and software, net	601,580	521,772
Goodwill	2,129,160	1,969,326
Other intangibles, net	311,671	283,767
Other assets	94,876	87,953

Total assets	$4,207,831	$3,907,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$59,664	$61,749
Accrued compensation and benefits	111,163	133,530
Other accrued liabilities	333,349	342,648
Income taxes payable	14,740	10,628
Deferred taxes	39,842	25,426
Current portion of long-term debt	7,206	2,048
Current portion of unearned revenue	67,060	61,541

Total current liabilities	633,024	637,570

Long-term debt	390,889	372,439
Deferred taxes	231,715	234,183
Other long-term liabilities	116,466	72,563

Total liabilities	1,372,094	1,316,755

Commitments and contingencies (See Notes 10 and 12)

Stockholders’ equity:
Class A common stock	1,376	1,360
Class B common stock	66	66
Additional paid-in capital	1,780,628	1,730,783
Accumulated other comprehensive income (loss), net	79	(3,381)
Retained earnings	1,905,220	1,600,252
Treasury stock at cost, 16,986 and 14,900 shares, respectively	(851,632)	(738,593)

Total stockholders’ equity	2,835,737	2,590,487

Total liabilities and stockholders’ equity	$4,207,831	$3,907,242

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Revenues	$1,063,299	$1,009,432	$3,136,767	$3,043,946

Expenses:
Wages and benefits	452,794	424,874	1,320,612	1,345,541
Services and supplies	251,825	269,352	777,893	806,278
Rent, lease and maintenance	124,047	107,780	364,164	300,630
Depreciation and amortization	57,801	47,881	167,706	131,508
Gain on sale of business	—	(493)	—	(284,839)
Other operating expenses	11,020	6,218	30,615	44,098

Total operating expenses	897,487	855,612	2,660,990	2,343,216

Operating income	165,812	153,820	475,777	700,730

Interest expense	3,688	3,714	10,512	14,259
Other non-operating income, net	(466)	(423)	(1,808)	(1,591)

Pretax profit	162,590	150,529	467,073	688,062

Income tax expense	47,924	50,783	162,105	248,478

Net income	$114,666	$99,746	$304,968	$439,584

Earnings per share:
Basic	$0.90	$0.76	$2.38	$3.33

Diluted	$0.88	$0.72	$2.33	$3.14

Shares used in computing earnings per share:

Basic	127,568	131,503	128,048	131,894

Diluted	130,229	139,348	131,081	141,717

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$304,968	$439,584

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,706	131,508
Tax benefit on stock options	20,612	15,680
Deferred income tax expense	56,523	51,367
Gain on sale of business	(70)	(290,261)
Other non-cash activities	9,793	14,591
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(16,633)	(126,902)
Increase in prepaid expenses and other current assets	(17,660)	(11,674)
Increase in other assets	(1,436)	(14,731)
Increase (decrease) in accounts payable	(14,606)	4,233
Decrease in accrued compensation and benefits	(28,557)	(18,459)
Increase (decrease) in other accrued liabilities	(49,217)	34,166
Increase in income taxes payable	3,774	23,856
Increase in unearned revenue	26,457	9,489
Increase in other long-term liabilities	10,319	7,047

Total adjustments	167,005	(170,090)

Net cash provided by operating activities	471,973	269,494

Cash flows from investing activities:
Purchases of property, equipment and software, net	(170,185)	(166,171)
Payments for acquisitions, net of cash acquired	(213,322)	(235,128)
Proceeds from divestitures, net of transaction costs	87	583,370
Additions to other intangible assets	(29,444)	(23,582)
Purchases of investments	(6,604)	(4,752)
Additions to notes receivable	—	(2,790)
Proceeds received on notes receivable	425	4,432
Other	46	1,196

Net cash provided by (used in) investing activities	(418,997)	156,575

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	1,341,163	808,025
Repayments of long-term debt	(1,342,456)	(848,482)
Purchase of treasury shares	(131,121)	(414,444)
Proceeds from issuance of treasury shares	20,203	—
Proceeds from stock options exercised	28,868	18,766
Other	—	(2,081)

Net cash used in financing activities	(83,343)	(438,216)

Net decrease in cash and cash equivalents	(30,367)	(12,147)
Cash and cash equivalents at beginning of period	76,899	51,170

Cash and cash equivalents at end of period	$46,532	$39,023

Supplemental information of noncash financing activities
Conversion of 3.5% Convertible Notes to Class A Common Stock	$—	$316,725

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

2.       STOCK-BASED COMPENSATION

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for our stock-based compensation plans. Under APB 25, no compensation expense is recognized for our stock-based compensation plans since the exercise prices of awards under our plans are at the current market price of our stock on the date of grant. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date under those plans consistent with the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net Income
As reported	$114,666	$99,746	$304,968	$439,584
Less: Pro forma employee compensation cost of stock-based compensation plans, net of income tax	5,759	5,328	17,074	15,185

Pro forma	$108,907	$94,418	$287,894	$424,399

Basic earnings per share
As reported	$0.90	$0.76	$2.38	$3.33
Pro forma	$0.85	$0.72	$2.25	$3.22

Diluted earnings per share
As reported	$0.88	$0.72	$2.33	$3.14
Pro forma	$0.84	$0.69	$2.21	$3.05

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. SFAS 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. We will be required to adopt SFAS 123(R) beginning July 1, 2005 for new awards of stock-based compensation granted after that date and for unvested awards outstanding at that date. We believe the impact on our results of operations of SFAS 123(R) will be consistent with our historical disclosure of pro forma stock compensation information under SFAS 123; however, a portion of the tax benefit from the future exercise of stock options we historically have classified as net cash provided by operating activities will be reported in net cash provided by financing activities after the implementation of SFAS 123(R).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.       DEBT

On October 27, 2004, we entered into a Five Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, as Administrative Agent (“JP Morgan”), and Wells Fargo Bank, National Association, as Syndication Agent, and a syndication of 19 other lenders (the “Credit Facility”). Proceeds from advances under the Credit Facility are used for general corporate purposes, to fund acquisitions and for repurchases under our share repurchase program. The Credit Facility provides for an unsecured $1.5 billion multi-currency revolving credit and competitive advance facility (fully available in US dollars, Euros or competitive loans in any currency). Multi-currency commitments (available in certain specified currencies other than US dollars or Euros) in an initial aggregate amount of $200 million and swing line loans in an amount up to $150 million are provided under the facility. Subject to affirmation of representations and warranties, status of no default and commitments by willing lenders, the Credit Facility may be increased by up to an additional $300 million. The lending commitments under the Credit Facility are scheduled to terminate October 27, 2009. The terms and rates of the Credit Facility are generally more favorable than those of the Prior Facility (defined below). At the closing of the Credit Facility, we borrowed $316 million under the Credit Facility to pay off and terminate the Prior Facility. In addition, $94 million in letters of credit were issued at closing under the Credit Facility to replace letters of credit outstanding under the Prior Facility.

Other than competitive loans and swing line loans, advances under the Credit Facility bear interest at a Base Rate (generally equal to the prime rate of JP Morgan) or a Eurocurrency rate plus a percentage (ranging from 0.220% to 0.775%, currently 0.39%) determined based on our credit rating. We are required to pay accrued interest at established intervals based upon our elected interest period.

Among other fees, we pay a facility fee of 0.110% per annum (due quarterly), based on our credit rating on the aggregate commitment of the Credit Facility, whether used or unused. We also pay a utilization fee of 0.125% on the total amount outstanding under the Credit Facility for each day that such amount exceeds 50% of the aggregate commitments then in effect.

The Credit Facility contains customary covenants, including but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, finance its accounts receivables, or sell or transfer assets. The Credit Facility also limits our ability to incur additional indebtedness at the subsidiary level. In addition, we may not permit our consolidated leverage ratio to exceed 2.75 to 1.0 or our consolidated interest coverage ratio to be less than 3.50 to 1.0.

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

At March 31, 2005, we had approximately $1.02 billion available on our Credit Facility after giving effect to outstanding indebtedness and $99 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our Credit Facility. At March 31, 2005, we had $383.4 million outstanding on our Credit Facility, which is reflected in long-term debt, and which bore interest at 3.24% for substantially all of the amount outstanding.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.      ACQUISITIONS

In January 2005, we completed the acquisition of Superior Consultant Holdings Corporation (“Superior”), acquiring all of the issued and outstanding shares of Superior through a cash tender offer, which was completed on January 25, 2005, and subsequent short-form merger, at a purchase price of $8.50 per share. Superior provides information technology consulting and business process outsourcing services and solutions to the healthcare industry. The transaction was valued at approximately $122.2 million (including payment of approximately $106 million for issued and outstanding shares, options, and warrants and additional amounts for debentures and other payments) plus related transaction costs and was funded from borrowings under our Credit Facility. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $159.2 million and assumed liabilities of $37 million. We recorded $76.5 million in goodwill, which is not deductible for income tax purposes, and intangible assets of $16.8 million. The $16.8 million of intangible assets is attributable to customer relationships and non-compete agreements with useful lives of 5 years. We believe this acquisition expands our provider healthcare subject matter expertise, as well as providing experience with most major hospital information systems and additional healthcare management talent. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 25, 2005. Our consolidated balance sheet as of March 31, 2005 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Additional analysis is being performed with regard to our ability to utilize Superior’s pre-acquisition net operating loss carryovers in the post-acquisition tax years. As a result, the purchase price allocated to the initial deferred tax asset of $18.4 million, primarily related to net operating losses acquired, may be adjusted if necessary.

In August 2004, we acquired BlueStar Solutions, Inc. (“BlueStar”), an information technology outsourcer specializing in applications management of packaged enterprise resource planning and messaging services. The transaction was valued at approximately $73.5 million, plus related transaction costs. The transaction value includes $6.4 million attributable to the 9.2% minority interest we held in BlueStar prior to the acquisition; therefore, the net purchase price was approximately $67.1 million. Of this amount, approximately $61 million was paid to former BlueStar shareholders by March 31, 2005 and was funded from borrowings under our credit facilities and cash on hand. The remaining purchase price of $6 million will be paid in the first quarter of fiscal year 2006. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $97.8 million and assumed liabilities of $30.7 million. We recorded goodwill of $38.3 million, which is not deductible for income tax purposes, and intangible assets of $11.6 million. The $11.6 million of intangible assets is attributable to customer relationships with a useful life of seven years. We believe that the acquisition of BlueStar improves our existing information technology services with the addition of applications management and messaging services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, August 26, 2004. Our consolidated balance sheet as of March 31, 2005 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Additional analysis is being performed with regard to our ability to utilize BlueStar’s pre-acquisition net operating loss carryovers in the post-acquisition tax years. As a result, the purchase price allocated to the initial deferred tax asset of $29.2 million, primarily related to net operating losses acquired, may be adjusted if necessary.

In July 2004, we acquired Heritage Information Systems, Inc. (“Heritage”). Heritage provides clinical management and pharmacy cost containment solutions to 14 state Medicaid programs, over a dozen national commercial insurers and Blue Cross Blue Shield licensees and some of the largest employer groups in the country. The transaction was valued at approximately $23.1 million plus related transaction costs, excluding contingent consideration of up to $17 million maximum based upon future financial performance, and was funded from borrowings under our Prior Facility and cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $26.6 million and assumed liabilities of $3.5 million. We recorded $14.3 million in goodwill, which is deductible for income tax purposes, and intangible assets of $2.4 million. The $2.4 million of intangible assets is attributable to customer relationships and non-compete agreements with useful lives of five years. We believe this acquisition enhances our clinical management and cost containment service offerings. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, July 1, 2004.

We also completed two other acquisitions in our government segment during the nine months ended March 31, 2005.

These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.       EQUITY

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our Credit Facility. As of March 31, 2005, we had repurchased approximately 17.4 million shares at a total cost of approximately $874.3 million and reissued 0.5 million shares for proceeds totaling $22.7 million to fund contributions to our employee stock purchase plan and 401(k) plan. As of March 31, 2005, approximately $375.7 million remained authorized under our share repurchase programs.

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

6.       GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended March 31, 2005 are as follows (in thousands):

	Government	Commercial	Total
Balance as of June 30, 2004	$1,082,536	$886,790	$1,969,326
Acquisition activity	28,151	131,683	159,834

Balance as of March 31, 2005	$1,110,687	$1,018,473	$2,129,160

Goodwill activity for the nine months ended March 31, 2005 was primarily due to the acquisitions of Superior, BlueStar and Heritage (see Note 4) and contingent consideration due to former shareholders of prior years’ acquisitions. Approximately $1.8 billion, or 81%, of the original gross amount of goodwill recorded is deductible for income tax purposes.

The following information relates to our other intangible assets (in thousands):

	March 31, 2005		June 30, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Acquired customer-related intangibles	$215,855	$(67,908)	$191,517	$(49,425)
Customer-related intangibles	171,750	(67,647)	142,802	(53,334)
All other	11,708	(3,132)	2,854	(1,447)

Total	$399,313	$(138,687)	$337,173	$(104,206)

Unamortized intangible asset:
Title plant	$51,045		$50,800

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate Amortization:
For the quarter ended March 31, 2005	$14,018
For the quarter ended March 31, 2004	12,052

For the nine months ended March 31, 2005	41,270
For the nine months ended March 31, 2004	32,149

Estimated amortization for the years ended June 30, 2005	$54,932
2006	51,986
2007	46,147
2008	42,372
2009	34,754

Amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $3.8 million and $2.9 million for the three months ended March 31, 2005 and 2004, respectively, and $10.1 million and $7.9 million for the nine months ended March 31, 2005 and 2004, respectively, is recorded as a reduction of related contract revenue. Amortization expense includes approximately $6.9 million and $6.5 million for acquired customer-related intangibles for the three months ended March 31, 2005 and 2004, respectively, and $19.8 million and $15.8 million for the nine months ended March 31, 2005 and 2004, respectively. Amortized intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 11 years, with a weighted average of approximately 8 years. The amortization period for all other intangible assets, including trademarks, ranges from 4 to 20 years, with a weighted average of approximately 6 years.

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

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income	$114,666	$99,746	$304,968	$439,584

Other comprehensive income (loss):

Foreign currency translation adjustment (net of income tax effect of ($690), ($880), $2,076 and ($802), respectively)	(1,150)	(1,467)	3,461	(1,335)

Comprehensive income	$113,516	$98,279	$308,429	$438,249

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.       EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Numerator:
Numerator for earnings per share (basic) —	$114,666	$99,746	$304,968	$439,584
Income available to common stockholders
Effect of dilutive securities:
Interest on 3.5% convertible debt, net of income tax	—	1,088	—	5,196

Numerator for diluted earnings per share —
Income available to common stockholders	$114,666	$100,834	$304,968	$444,780

Denominator:
Weighted average shares outstanding (basic)	127,568	131,503	128,048	131,894
Effect of dilutive securities:
3.5% convertible debt	—	4,350	—	6,323
Stock options	2,661	3,495	3,033	3,500

Total potential common shares	2,661	7,845	3,033	9,823

Denominator for earnings per share assuming dilution	130,229	139,348	131,081	141,717

Earnings per share (basic)	$0.90	$0.76	$2.38	$3.33

Earnings per share assuming dilution	$0.88	$0.72	$2.33	$3.14

Options to purchase approximately 473,000 and 214,000 shares of common stock were outstanding during the three and nine months ended March 31, 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price during the period. There were no antidilutive shares for the three and nine months ended March 31, 2004.

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

The following is a summary of certain financial information by reportable segment (in thousands):

	Government	Commercial	Corporate	Consolidated

Three months ended March 31, 2005
Revenues (a)	$525,146	$538,153	$—	$1,063,299
Operating expenses (excluding depreciation and amortization)	403,655	422,330	13,701	839,686
Depreciation and amortization	21,503	35,850	448	57,801

Operating income	$99,988	$79,973	$(14,149)	$165,812

Three months ended March 31, 2004
Revenues (a)	$548,213	$461,219	$—	$1,009,432
Operating expenses (excluding depreciation and amortization)	435,040	359,130	14,054	808,224
Gain on sale of business	(493)	—	—	(493)
Depreciation and amortization	18,106	29,257	518	47,881

Operating income	$95,560	$72,832	$(14,572)	$153,820

Nine months ended March 31, 2005
Revenues (a)	$1,619,208	$1,517,559	$—	$3,136,767
Operating expenses (excluding depreciation and amortization)	1,268,201	1,186,601	38,482	2,493,284
Depreciation and amortization	61,465	104,802	1,439	167,706

Operating income	$289,542	$226,156	$(39,921)	$475,777

Nine months ended March 31, 2004
Revenues (a)	$1,845,607	$1,198,339	$—	$3,043,946
Operating expenses (excluding depreciation and amortization)	1,526,836	930,558	39,153	2,496,547
Gain on sale of business	(284,839)	—	—	(284,839)
Depreciation and amortization	53,696	76,198	1,614	131,508

Operating income	$549,914	$191,583	$(40,767)	$700,730

(a)	Revenues in our Government segment include revenues from operations divested during fiscal year 2004 of $5 million for the three months ended March 31, 2004, and $0.6 million and $250.2 million for the nine months ended March 31, 2005 and 2004, respectively. Revenues in our Commercial segment include revenues from operations divested during fiscal year 2004 of $6.9 million for the nine months ended March 31, 2004.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.       COMMITMENTS AND CONTINGENCIES

One of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery — Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the DOJ’s inquiry was approximately $17.2 million for the fiscal year ended June 30, 2004, representing approximately 0.4% of our revenue for fiscal year 2004. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation; however, we have agreed to indemnify ManTech with respect to this DOJ investigation. We understand that the DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.

Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. The inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $67 million in fiscal year 2004 and approximately $32.4 million for the nine months ended March 31, 2005, representing approximately 1.6% and 1% of our fiscal year 2004 and the first nine months of fiscal year 2005 revenues, respectively. Our teaming arrangement also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). We understand that the DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.

On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 1% of our total fiscal year 2004 revenue. In March 2004, we filed our response to the OIG report. On May 20, 2004, at a meeting of the Workforce Florida, Inc. (“WFI”) Board of Directors which was attended by representatives of ACS SLS, which is our subsidiary performing these services, a representative of WFI, which is the principal workforce policy organization for the State of Florida and oversees and monitors the administration of the State’s workforce policy as well as the programs and services carried out by regional workforce boards and AWI, indicated that WFI did not see a systemic problem with the performance of these workforce services by ACS SLS and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001,

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ, the SEC and DOL to produce documents in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. We anticipate that we may receive additional subpoenas for information in other Florida Workforce regions as a result of the AWI report issued in January 2004.

Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2005, $264.6 million of outstanding surety bonds and $84.9 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. In addition, we had approximately $14.1 million of letters of credit which secure our casualty insurance programs. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria. As of March 31, 2005, the maximum aggregate amount of the outstanding contingent obligations is approximately $58.1 million. Upon satisfaction of the specified contractual criteria, any such payment would result primarily in a corresponding increase in goodwill. During the first nine months of fiscal year 2005, we paid $4.4 million related to these obligations and accrued an additional $12.6 million, of which $6.8 million was paid in April 2005 and the remainder will be paid in May 2005.

We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our Federal business to Lockheed Martin Corporation in fiscal year 2004. Our maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of March 31, 2005, other accrued liabilities includes a reserve for these claims in an amount we believe to be adequate at this time.

Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under an outsourcing arrangement and do not acquire any servicing rights that are transferable by us to a third party. At March 31, 2005, we serviced a FFEL portfolio of approximately 1.6 million loans with an outstanding principal balance of approximately $20.6 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2005, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time.

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

In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). Prior to DHHS’ award of the contract, our proposal was reviewed and approved by the State of North Carolina’s Information Technology Services group and the Federal Center for Medicare and Medicaid Services. Two competitors protested the contract award. In considering the protests, DHHS again reviewed our proposal and determined that our technical solutions did, in fact, comply with all technical requirements and denied protests on June 3, 2004. Electronic Data Systems (“EDS”) protested the denial. On January 12, 2005, an administrative law judge made a non-binding recommendation to sustain EDS’ protest of the contract between us and the DHHS. Notwithstanding the reviews, approvals, and decisions in awarding the contract and in considering the protests, the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

administrative law judge based his recommendation on his assessment that our technical solution did not fully comply with the DHHS technical standards for proposals. The non-binding recommendation was issued to the North Carolina State Chief Information Officer (“CIO”), Office of Technology Services. We, DHHS and EDS, each had an opportunity to present written arguments to the CIO. An oral hearing was held before the CIO on March 15, 2005 during which each of the parties were permitted to present oral arguments. On April 28, 2005, the CIO issued a decision in favor of the DHHS and us as to the issues of: (i) the sufficiency of our technical solution, (ii) our satisfaction of RFP requirements relative to our integrated testing facility, and (iii) whether the State’s evaluation was consistent with the RFP’s evaluation criteria. However, his ruling also found insufficient evidence or argument had been submitted to address three other issues raised by EDS in its initial protest filing. Therefore, the CIO has directed that a hearing be conducted on the issues of whether our (a) proposal complied with RFP requirements relative to experience of proposed key personnel; (b) proposal complied with RFP requirements for pricing; and (c) perceived price advantage is illusory and in any event was miscalculated by DHHS. We intend to vigorously pursue affirmation of DHHS’ contract award. DHHS has instructed us to continue performance of our services under the contract.

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

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment. SAB 107 provides guidance related to specific topics affected by SFAS 123(R), including share-based payment transactions with non-employees, valuation methods, accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share based-payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to the adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis required after implementation of SFAS 123(R). We do not believe SAB 107 will have a material impact on our implementation of SFAS 123(R).

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

12.      SUBSEQUENT EVENTS

On March 16, 2005, we announced a definitive agreement to acquire the human resources consulting and outsourcing businesses (the “HR Business”) of Mellon Financial Corporation for approximately $445 million. For the trailing twelve months ended December 31, 2004, the HR Business recorded revenues of approximately $660 million. The transaction is expected to close by the end of the fourth quarter of fiscal year 2005 and has been approved by the boards of directors of both companies. Closing is subject to customary closing conditions. We expect to initially fund the transaction and related costs from cash on hand and our Credit Facility. We believe that this acquisition makes us a stronger competitor in the end-to-end HR marketplace and strengthens our position as a leading global provider of business process outsourcing services.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In April 2005, our Board of Directors authorized the issuance of up to $750 million of senior or subordinated debt instruments under our existing shelf registration. Proceeds from the issuance of the debt instruments will be used to pay down borrowings under the Credit Facility and for general corporate purposes, including acquisitions and share repurchases. The debt instruments are anticipated to be fixed-rate senior bonds with terms of 5 and 10 years. In addition, we entered into forward interest rate agreements, which expire in the fourth quarter of fiscal year 2005, to hedge the variability of future interest payments related to the anticipated issuance of fixed-rate senior bonds. These agreements total a notional amount of $250 million based on the 5-year benchmark U.S. Treasury rate and $250 million based on the 10-year benchmark U.S. Treasury rate. Upon termination of these agreements, we will make or receive payments based on the difference between the interest rate specified in the forward interest rate agreements and the then current 5 or 10-year benchmark U.S. Treasury rate. Upon the issuance of fixed-rate senior bonds, we anticipate the change in the fair value of the forward interest rate agreements, which will be recorded in accumulated other comprehensive income, will be amortized as an adjustment to interest expense over the life of the fixed-rate senior bonds. However, there is no assurance we will be able to complete an offering of fixed-rate senior bonds that would allow us to amortize the payments. If we are unable to complete the offering, we would have to recognize the payments on the forward interest rate agreements immediately in earnings.

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

We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). However, we believe that certain non-GAAP financial measures and ratios used in managing our business may provide users of this financial information with additional meaningful comparisons between current results and prior reported results. Certain of the information set forth herein and certain of the information presented by us from time to time (including free cash flow and internal revenue growth) may constitute non-GAAP financial measures within the meaning of Regulation G adopted by the Securities and Exchange Commission (“SEC”). We have presented herein and we will present in other information we publish that contains any of these non-GAAP financial measures a reconciliation of these measures to the most directly comparable GAAP financial measure. The presentation of this additional information is not meant to be considered in isolation or as a substitute for comparable amounts determined in accordance with GAAP.

GENERAL

We are a Fortune 500 and S&P 500 company with approximately 47,000 people providing business process and information technology outsourcing solutions to commercial and government clients. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.

New Business
During the quarter ended March 31, 2005, we signed contracts with new clients and incremental business with existing clients representing $130.5 million of annualized recurring revenue and approximately $524.1 million in estimated total contract value. The Government segment contributed 28% of the new contract signings (based on annual recurring revenues), including contracts with New Jersey’s Child Support Program to provide payment processing and debit card services. The Commercial segment contributed 72% of the new contract signings (based on annual recurring revenues), including contracts with Nextel Partners for expanded customer care services and Delta Airlines to provide human resources outsourcing services. While there are no third party standards or requirements governing the calculation of new business signings, we define new business signings as recurring revenue from new contracts, including the incremental portion of renewals, signed during the period and represents the estimated first twelve months of revenue to be recorded under that contract after full implementation. We use new business signings as a measure of estimated recurring revenues represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. While there are no third party standards or requirements governing the calculation of total contract value, we define total contract value as the estimated total revenues from contracts signed during the period and represents estimated total revenue over the term of the contract. We use total contract value as an additional measure of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. Revenues for both new business signings and total contract value are measured under GAAP.

Acquisitions
In January 2005, we completed the acquisition of Superior Consultant Holdings Corporation (“Superior”), acquiring all of the issued and outstanding shares of Superior through a cash tender offer, which was completed on January 25, 2005, and subsequent short-form merger, at a purchase price of $8.50 per share. Superior provides information technology consulting and business process outsourcing services and solutions to the healthcare industry. The transaction was valued at approximately $122.2 million (including payment of approximately $106 million for issued and outstanding shares, options, and warrants and additional amounts for debentures and other payments) plus related transaction costs and was funded from borrowings under our Credit Facility (as defined below). The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $159.2 million and assumed liabilities of $37 million. We recorded $76.5 million in goodwill, which is not deductible for income tax purposes, and intangible assets of $16.8 million. The $16.8 million of intangible assets is attributable to customer relationships and non-compete agreements with useful lives of 5 years. We believe this acquisition expands our provider healthcare subject matter expertise, as well as providing experience with most major hospital information systems and additional healthcare management talent. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 25, 2005. Our consolidated balance sheet as of March 31, 2005 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Additional analysis is being performed with regard to our ability to utilize Superior’s pre-acquisition net operating loss carryovers in the post-acquisition tax years. As a result, the purchase price allocated to the initial deferred tax asset of $18.4 million, primarily related to net operating losses acquired, may be adjusted if necessary.

In August 2004, we acquired BlueStar Solutions, Inc. (“BlueStar”), an information technology outsourcer specializing in applications management of packaged enterprise resource planning and messaging services. The transaction was valued at approximately $73.5 million, plus related transaction costs. The transaction value includes $6.4 million attributable to the 9.2% minority interest we held in BlueStar prior to the acquisition; therefore, the net purchase price was approximately $67.1 million. Of this amount, approximately $61 million was paid to former BlueStar shareholders by March 31, 2005 and was funded from borrowings under our credit facilities and cash on hand. The remaining purchase price of $6 million will be paid in the first quarter of fiscal year 2006. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $97.8 million and assumed liabilities of $30.7 million. We recorded goodwill of $38.3 million, which is not deductible for income tax purposes, and intangible assets of $11.6 million. The $11.6 million of intangible assets is attributable to customer relationships with a useful life of seven years. We believe that the acquisition of BlueStar improves our existing information technology services with the addition of applications management and messaging services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, August 26, 2004. Our consolidated balance sheet as of March 31, 2005 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Additional analysis is being performed with regard to our ability to utilize BlueStar’s pre-acquisition net operating loss carryovers in the post-acquisition tax years. As a result, the purchase price allocated to the initial deferred tax asset of $29.2 million, primarily related to net operating losses acquired, may be adjusted if necessary.

In July 2004, we acquired Heritage Information Systems, Inc. (“Heritage”). Heritage provides clinical management and pharmacy cost containment solutions to 14 state Medicaid programs, over a dozen national commercial insurers and Blue Cross Blue Shield licensees and some of the largest employer groups in the country. The transaction was valued at approximately $23.1 million plus related transaction costs, excluding contingent consideration of up to $17 million maximum based upon future financial performance, and was funded from borrowings under our Prior Facility (defined below) and cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $26.6 million and assumed liabilities of $3.5 million. We recorded $14.3 million in goodwill, which is deductible for income tax purposes, and intangible assets of $2.4 million. The $2.4 million of intangible assets is attributable to customer relationships and non-compete agreements with useful lives of five years. We believe this acquisition enhances our clinical management and cost containment service offerings. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, July 1, 2004.

State Healthcare Contracts
In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). Prior to DHHS’ award of the contract, our proposal was reviewed and approved by the State of North Carolina’s Information Technology Services group and the Federal Center for Medicare and Medicaid Services. Two competitors protested the contract award. In considering the protests, DHHS again reviewed our proposal and determined that our technical solutions did, in fact, comply with all technical requirements and denied protests on June 3, 2004. Electronic Data Systems (“EDS”) protested the denial. On January 12, 2005, an administrative law judge made a non-binding recommendation to sustain EDS’ protest of the contract between us and the DHHS. Notwithstanding the reviews, approvals, and decisions in awarding the contract and in considering the protests, the administrative law judge based his recommendation on his assessment that our technical solution did not fully comply with the DHHS technical standards for proposals. The non-binding recommendation was issued to the North Carolina State Chief Information Officer (“CIO”), Office of Technology Services. We, DHHS and EDS, each had an opportunity to present written arguments to the CIO. An oral hearing was held before the CIO on March 15, 2005 during which each of the parties were permitted to present oral arguments. On April 28, 2005, the CIO issued a decision in favor of the DHHS and us as to the issues of: (i) the sufficiency of our technical solution, (ii) our satisfaction of RFP requirements relative to our integrated testing facility, and (iii) whether the State’s evaluation was consistent with the RFP’s evaluation criteria. However, his ruling also found insufficient evidence or argument had been submitted to address three other issues raised by EDS in its initial protest filing. Therefore, the CIO has directed that a hearing be conducted on the issues of whether our (a) proposal complied with RFP requirements relative to experience of proposed key personnel; (b) proposal complied with RFP requirements for pricing; and (c) perceived price advantage is illusory and in any event was miscalculated by DHHS. We intend to vigorously pursue affirmation of DHHS’ contract award. DHHS has instructed us to continue performance of our services under the contract.

In 2001, we were awarded a contract by the Georgia Department of Community Health (“DCH”) to develop, implement and operate a system to administer health benefits to Georgia Medicaid recipients as well as state government employees (the “Georgia Contract”).

This system development project was large and complex and anticipated the development of a system that would process both Medicaid and state employee claims. The Medicaid phase of this project was implemented on April 1, 2003. Various disputes arose because of certain delays and operational issues that were encountered in this phase. During the second quarter of fiscal year 2004, in connection with a settlement in principle, we recorded a $6.7 million reduction in revenue resulting from the change in our percentage-of-completion estimates primarily as a result of the termination of Phase II of the contract, a charge of $2.6 million to services and supplies associated with the accrual of wind-down costs associated with the termination of Phase II and an accrual of $10 million in other operating expenses to be paid to DCH pursuant to the settlement which was paid in the first quarter of fiscal year 2005. On July 21, 2004 we entered into a definitive settlement agreement with the DCH to settle these disputes. The terms of the definitive settlement, which were substantially the same as those announced in January 2004, include the $10 million payment by us to DCH; a payment by DCH to us of $9 million in system development costs; escrow of $11.8 million paid by DCH, with $2.4 million of the escrowed funds to be paid to us upon completion of an agreed work plan ticket and reprocessing of July 2003 — June 2004 claims, and the remaining $9.4 million of escrowed funds to be paid to us upon final certification of the system by the Center for Medicare/Medicaid Services, the governing Federal regulatory agency; cancellation of Phase II of the contract; and an agreement to settle outstanding operational invoices resulting in a payment to us of over $8.2 million and approximately $7 million of reduction in such invoices.

Divestitures
In November 2003, we completed the sale of a majority of our Federal government business to Lockheed Martin Corporation (the “Divested Federal Business”) for approximately $649.4 million, which included a cash payment of $586.5 million at closing and $70 million payable pursuant to a five-year non-compete agreement, less a working capital settlement of $7.1 million paid in the third quarter of fiscal year 2004. Assets sold were approximately $346.8 million and liabilities assumed by Lockheed Martin Corporation were approximately $67.9 million, both of which were primarily in the Government segment. We recognized a pretax gain of $284.3 million ($182 million, net of income tax) in the second quarter of fiscal year 2004. We recognized an additional pretax gain of $0.5 million ($0.3 million, net of income tax) in the third quarter of fiscal year 2004 due to our final working capital settlement with Lockheed Martin. We incurred $9.8 million ($6.2 million, net of income tax) for compensation costs associated with former Federal employees, which is reflected in wages and benefits in the second quarter of fiscal year 2004. As of September 30, 2003, we classified as “held-for-sale” those assets and liabilities related to that portion of our Federal business we expected to dispose of in the sale. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that depreciation and amortization of long-lived assets held for sale be suspended during the holding period prior to sale. Accordingly, we suspended depreciation and amortization in the amount of $4.3 million ($2.7 million, net of income tax) and $1.9 million ($1.2 million, net of income tax) in the first and second quarters of fiscal year 2004, respectively, related to those long-lived assets sold.

In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship (“Hanscom”) to ManTech International Corporation for $6.5 million in cash. We recognized a pretax gain of $5.4 million ($3.4 million, net of income tax) for this transaction. We also completed the sale of one other small contract during fiscal year 2004.

Revenues in our Government segment include revenues from operations divested through June 30, 2004 (primarily the Divested Federal Business and Hanscom) of $5 million for the three months ended March 31, 2004, and $0.6 million and $250.2 million for the nine months ended March 31, 2005 and 2004, respectively. Revenues in our Commercial segment include revenues from operations divested as of June 30, 2004 (primarily the Divested Federal Business) of $6.9 million for the nine months ended March 31, 2004. The sale of the Divested Federal Business to Lockheed Martin Corporation allows us to focus on our business process and information technology outsourcing service offerings in the commercial, state and local, and Federal education and healthcare markets. Please see Liquidity and Capital Resources for a discussion of indemnities provided to the purchaser of the Divested Federal Business and Hanscom contracts.

SUBSEQUENT EVENTS

On March 16, 2005, we announced a definitive agreement to acquire the human resources consulting and outsourcing businesses (the “HR Business”) of Mellon Financial Corporation for approximately $445 million. For the trailing twelve months ended December 31, 2004, the HR Business recorded revenues of approximately $660 million. The transaction is expected to close by the end of the fourth quarter of fiscal year 2005 and has been approved by the boards of directors of both companies. Closing is subject to customary closing conditions. We expect to initially fund the transaction and related costs from cash on hand and our Credit Facility (defined below). We believe that this acquisition makes us a stronger competitor in the end-to-end HR marketplace and strengthens our position as a leading global provider of business process outsourcing services.

In April 2005, our Board of Directors authorized the issuance of up to $750 million of senior or subordinated debt instruments under our existing shelf registration. Proceeds from the issuance of the debt instruments will be used to pay down borrowings under the Credit Facility and for general corporate purposes, including acquisitions and share repurchases. The debt instruments are anticipated to be fixed-rate senior bonds with terms of 5 and 10 years. In addition, we entered into forward interest rate agreements, which expire in the fourth quarter of fiscal year 2005, to hedge the variability of future interest payments related to the anticipated issuance of fixed-rate senior bonds. These agreements total a notional amount of $250 million based on the 5-year benchmark U.S. Treasury rate and $250 million based on the 10-year benchmark U.S. Treasury rate. Upon termination of these agreements, we will make or receive payments based on the difference between the interest rate specified in the forward interest rate agreements and the then current 5 or 10-year benchmark U.S. Treasury rate. Upon the issuance of fixed-rate senior bonds, we anticipate the change in the fair value of the forward interest rate agreements, which will be recorded in accumulated other comprehensive income, will be amortized as an adjustment to interest expense over the life of the fixed-rate senior bonds. However, there is no assurance we will be able to complete an offering of fixed-rate senior bonds that would allow us to amortize the payments. If we are unable to complete the offering, we would have to recognize the payments on the forward interest rate agreements immediately in earnings.

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

	Three months ended March 31,				Nine months ended March 31,
	2005	2004	$ Growth	Growth %	2005	2004	$ Growth	Growth %
Consolidated

Total Revenues	$1,063,299	$1,009,432	$53,867	5%	$3,136,767	$3,043,946	$92,821	3%
Less: Divestitures (1)	(1)	(5,034)	5,033		(561)	(257,155)	256,594

Adjusted	$1,063,298	$1,004,398	$58,900	6%	$3,136,206	$2,786,791	$349,415	13%

Acquired revenues (2)	$46,026	$4,263	$41,763	4%	$247,367	$44,977	$202,390	8%
Internal revenues	1,017,272	1,000,135	17,137	2%	2,888,839	2,741,814	147,025	5%

Total	$1,063,298	$1,004,398	$58,900	6%	$3,136,206	$2,786,791	$349,415	13%

Government

Total Revenues	$525,146	$548,213	$(23,067)	(4)%	$1,619,208	$1,845,607	$(226,399)	(12)%
Less: Divestitures (1)	(1)	(5,034)	5,033		(561)	(250,239)	249,678

Adjusted	$525,145	$543,179	$(18,034)	(3)%	$1,618,647	$1,595,368	$23,279	1%

Acquired revenues (2)	$5,907	$—	$5,907	1%	$26,651	$—	$26,651	1%
Internal revenues	519,238	543,179	(23,941)	(4)%	1,591,996	1,595,368	(3,372)	—

Total	$525,145	$543,179	$(18,034)	(3)%	$1,618,647	$1,595,368	$23,279	1%

Commercial

Total Revenues	$538,153	$461,219	$76,934	17%	$1,517,559	$1,198,339	$319,220	27%
Less: Divestitures (1)	—	—	—		—	(6,916)	6,916

Adjusted	$538,153	$461,219	$76,934	17%	$1,517,559	$1,191,423	$326,136	27%

Acquired revenues (2)	$40,119	$4,263	$35,856	8%	$220,716	$44,977	$175,739	14%
Internal revenues	498,034	456,956	41,078	9%	1,296,843	1,146,446	150,397	13%

Total	$538,153	$461,219	$76,934	17%	$1,517,559	$1,191,423	$326,136	27%

(1)	Divested revenues are revenues of businesses divested as if the divestiture had occurred at the beginning of the period. Amounts presented are primarily related to the sale of the Divested Federal Business and other fiscal year 2004 divestitures.
(2)	Acquired revenues are based on pre-acquisition normalized revenues of acquired companies.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of income as a percentage of revenues:

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%

Expenses:
Wages and benefits	42.6	42.1	42.1	44.2
Services and supplies	23.7	26.7	24.8	26.6
Rent, lease and maintenance	11.7	10.7	11.6	9.9
Depreciation and amortization	5.4	4.7	5.3	4.3
Gain on sale of business	—	—	—	(9.4)
Other operating expenses	1.0	0.6	1.0	1.4

Total operating expenses	84.4	84.8	84.8	77.0

Operating income	15.6	15.2	15.2	23.0

Interest expense	0.3	0.3	0.3	0.5
Other non-operating income, net	—	—	—	(0.1)

Pretax profit	15.3	14.9	14.9	22.6

Income tax expense	4.5	5.0	5.2	8.2

Net income	10.8%	9.9%	9.7%	14.4%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

Revenues
In the third quarter of fiscal year 2005, our revenue increased $53.9 million, or 5%, to $1.06 billion from $1.01 billion in the third quarter of fiscal year 2004. Revenues related to the Divested Federal Business and other small contracts (collectively, the “2004 Divestitures”) were $5 million in the quarter ended March 31, 2004. Excluding the impact of the revenues related to the 2004 Divestitures, revenues increased from $1 billion in the third quarter of fiscal year 2004 to $1.06 billion in the third quarter of fiscal year 2005, or 6%. Internal revenue growth, excluding the impact of the revenues related to the 2004 Divestitures, for the third quarter of fiscal year 2005 was 2%. The remainder of the revenue growth was related to acquisitions.

Internal revenue growth for the three months ended March 31, 2005 was adversely impacted by the following items: (1) the terminations of the Gateway and Roadway contracts in our Commercial segment, which together accounted for approximately $1 million and $23.6 million of revenue in the three months ended March 31, 2005 and 2004, respectively. The Gateway contract was effectively terminated during the first quarter of fiscal year 2005 as a result of Gateway’s acquisition of eMachines, Inc., which significantly changed its business strategy. The Roadway contract was terminated at the end of fiscal year 2004 due to Roadway’s acquisition by Yellow Freight; and (2) HIPAA remediation work and our development work on the Georgia Contract in our Government segment, which together accounted for approximately $0.4 million and $17.7 million of revenue in the three months ended March 31, 2005 and 2004, respectively.

Revenue in our Government segment, which represents 49% of consolidated revenue for the third quarter of fiscal year 2005, decreased $23.1 million, or 4%, to $525.1 million in the third quarter of fiscal year 2005 compared to the same period last year. Revenues related to the 2004 Divestitures included in the Government segment were $5 million for the quarter ended March 31, 2004. Excluding the impact of the revenues related to the 2004 Divestitures, total Government segment revenues decreased 3% in the third quarter of fiscal year 2005 to $525.1 million from $543.2 million in the third quarter of fiscal year 2004. Internal revenue growth was negative 4% primarily due to decreased revenue related to our development work on the Georgia Contract and lower HIPAA revenues discussed above as well as lower revenues related to our government unclaimed property business. The decrease was partially offset by increased revenues derived from our Texas Medicaid, New Jersey EZPass, Oklahoma City public safety, and New Jersey Department of Human Services contracts. The items discussed above collectively represent 97% of our internal revenue decline for the period in this segment.

Revenue in our Commercial segment, which represents 51% of consolidated revenue for the third quarter of fiscal year 2005, increased $76.9 million, or 17%, to $538.2 million in the third quarter of fiscal year 2005 compared to the same period last year. Revenue growth from acquisitions was 8% for the three months ended March 31, 2005. Internal revenue growth was 9%, due primarily to increased revenue related to contracts with Nextel, Chubb & Sons, McDonald’s, Hallmark, General Motors, University of Phoenix, General Electric, Scotts Company, Delta Airlines and Goodyear. These increases were partially offset by the loss of the Roadway and Gateway contracts discussed above and lower revenues in our commercial unclaimed property business. The contracts discussed above collectively represent 74% of our internal revenue growth for the period in this segment.

Operating Expenses
Wages and benefits increased $27.9 million, or 6.6%, to $452.8 million. As a percentage of revenue, wages and benefits increased 0.5% to 42.6% in the third quarter of fiscal year 2005 from 42.1% in the same quarter of fiscal year 2004. As a percentage of revenue, approximately 1.8% of the increase was primarily due to a decrease in our unclaimed property business, which had a low component of wages and benefits. This increase was partially offset by a decrease of approximately 0.5% primarily related to the reduction in HIPAA remediation work, as discussed above, which was labor intensive and therefore had a higher proportion of wages and benefits as compared to revenue as well as a decrease of 0.6% in our government segment primarily as a result of cost reductions.

Services and supplies decreased $17.5 million, or 6.5%, to $251.8 million. As a percentage of revenue, services and supplies decreased 3.0% to 23.7% in the third quarter of fiscal year 2005 from 26.7% in the third quarter of fiscal year 2004. This decrease as a percentage of revenue is primarily due to lower revenues in our unclaimed property business, which have a higher component of services and supplies than our other ongoing operations.

Rent, lease and maintenance increased $16.3 million, or 15.1%, to $124 million. As a percentage of revenue, rent, lease and maintenance increased to 11.7% in the third quarter of fiscal year 2005 from 10.7% in the third quarter of fiscal year 2004. This increase as a percentage of revenue was primarily due to growth in our information technology outsourcing business. Information technology outsourcing has a higher component of rent, lease and maintenance due to higher equipment costs.

Depreciation and amortization increased $9.9 million, or 20.7%, to $57.8 million. As a percentage of revenue, depreciation and amortization increased 0.7%, to 5.4% due to capital expenditures and additions to intangible assets necessary to support our new business and acquisitions completed in the trailing twelve months.

Other operating expense increased $4.8 million to $11 million. As a percentage of revenue, other operating expense increased 0.4%, to 1.0%. Included in the third quarter of fiscal year 2004 was a $5.4 million gain related to the sale of the Hanscom contracts.

Income tax expense
Our effective tax rate decreased to 29.5% in the third quarter of fiscal year 2005 from 33.7% in the third quarter of fiscal year 2004. Our effective tax rate is lower than the 35% statutory rate due to prior year divestiture tax benefit of $9.4 million recognized in the third quarter of fiscal year 2005 as well as research and development and other tax credits recognized in the third quarters of both fiscal years 2005 and 2004.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2005 TO THE NINE MONTHS ENDED MARCH 31, 2004

Revenues
For the first nine months of fiscal year 2005, our revenue increased $92.8 million, or 3%, to $3.14 billion from $3.04 billion for the first nine months of fiscal year 2004. Revenues related to the 2004 Divestitures were $0.6 million and $257.2 million for the nine months ended March 31, 2005 and 2004, respectively. Excluding the impact of the revenues related to the 2004 Divestitures, revenues increased to $3.14 billion for the first nine months of fiscal year 2005 from $2.79 billion for the first nine months of fiscal year 2004, or 13%. Internal revenue growth, excluding the impact of the revenues related to the 2004 Divestitures, for the first nine months of fiscal year 2005 was 5%. The remainder of the growth was related to acquisitions.

Internal revenue growth for the nine months ended March 31, 2005 was adversely impacted by the following items: (1) the termination of the Roadway contract in our Commercial segment, which accounted for approximately $0.8 million and $29.6 million of revenue in the nine months ended March 31, 2005 and 2004, respectively. The Roadway contract was terminated at the end of fiscal year 2004 due to Roadway’s acquisition by Yellow Freight; and (2) HIPAA remediation work and our development work on the Georgia Contract in our Government segment, which together accounted for approximately $2.3 million and $87.2 million of revenue in the nine months ended March 31, 2005 and 2004, respectively.

Revenue in our Government segment, which represents 52% of consolidated revenue for the first nine months of fiscal year 2005, decreased $226.4 million, or 12%, to $1.62 billion for the first nine months of fiscal year 2005 compared to the same period last year.

Revenues related to the 2004 Divestitures included in the Government segment were $0.6 million and $250.2 million for the nine months ended March 31, 2005 and 2004, respectively. Excluding the impact of the revenues related to the 2004 Divestitures, total Government segment revenues grew 1% for the first nine months of fiscal year 2005 to $1.62 billion. Revenue growth from acquisitions was 1% for the nine months ended March 31, 2005. Internal revenue growth, excluding the impact of the revenues related to the 2004 Divestitures, was zero, primarily due to new revenues on our Texas Medicaid, Department of Education, North Carolina Medicaid, Oklahoma City public safety and New Jersey Department of Human Services contracts and increased revenues on our New Jersey EZPass contract offset by decreases related to the development work on the Georgia Contract and lower HIPAA related revenues discussed above and lower revenues in our government unclaimed property business.

Revenue in our Commercial segment, which represents 48% of consolidated revenue for the first nine months of fiscal year 2005, increased $319.2 million, or 27%, to $1.52 billion for the first nine months of fiscal year 2005 compared to the same period last year. Revenues related to the Divested Federal Business included in the Commercial segment were $6.9 million for the first nine months of fiscal year 2004. Excluding the impact of the revenues related to the Divested Federal Business, revenues grew 27% for the first nine months of fiscal year 2005 compared to the same period in fiscal year 2004. Revenue growth from acquisitions was 14% in the nine months ended March 31, 2005. Internal revenue growth, excluding the impact of the revenues related to the Divested Federal Business, was 13%, due primarily to increased revenues on contracts with Nextel, McDonald’s, Hallmark, Goodyear, Chubb & Sons, University of Phoenix, General Electric, General Motors, Northwest Airlines and Queens Medical Center. These increases were partially offset by the loss of the Roadway contract discussed above and decreased revenues in our commercial unclaimed property business. The contracts discussed above collectively represent 76% of our internal revenue growth for the period in this segment.

Operating Expenses
Wages and benefits decreased $24.9 million, or 1.9%, to $1.32 billion. As a percentage of revenue, wages and benefits decreased 2.1% to 42.1% for the first nine months of fiscal year 2005 from 44.2% in the same period of fiscal year 2004. Included in wages and benefits for the first nine months of fiscal year 2004 are compensation costs associated with former Federal employees of $9.8 million, which were primarily stay bonuses and accelerated option vesting due to the sale of the Divested Federal Business. Excluding these costs, wages and benefits decreased $15.1 million, or 1.1%, for the first nine months of fiscal year 2005 (calculated as the $24.9 million decrease less $9.8 million compensation costs, divided by reported wages and benefits costs for the nine months ended March 31, 2004 less the $9.8 million compensation costs) and therefore was 43.9% as a percentage of revenue resulting in a decrease of 1.8%. The sale of the Divested Federal Business, the acquisition of Lockheed Martin Corporation’s commercial information technology outsourcing business and the new Common Services for Borrowers contract with the Department of Education were responsible for approximately 1.4% of the decrease in wages and benefits as a percentage of revenue. The Divested Federal Business, which provided primarily system integration services to the Federal Government and its agencies, had a higher proportion of labor related expense to its revenues. The acquisition of Lockheed Martin Corporation’s commercial information technology outsourcing business has a lower proportion of labor costs as a percentage of revenue than our existing business process outsourcing operations. The new Common Services for Borrowers contract also has a lower component of wages and benefits than our other operations due to the use of subcontractors.

Services and supplies decreased $28.4 million, or 3.5%, to $777.9 million. As a percentage of revenue, services and supplies decreased 1.8% to 24.8% for the first nine months of fiscal year 2005 from 26.6% in the same period of fiscal year 2004. A decrease of approximately 2.6% as a percentage of revenue is primarily due to the sale of the Divested Federal Business and lower revenue in our unclaimed property business, both of which had a higher component of services and supplies than our other ongoing operations and the $2.6 million of wind-down costs related to the termination of Phase II of the Georgia Contract recorded in the second quarter of fiscal year 2004. This decrease was partially offset by a 1% increase as a percentage of revenue as a result of increased subcontractor costs related to the new Common Services for Borrowers contract with the Department of Education.

Rent, lease and maintenance increased $63.5 million, or 21.1%, to $364.2 million. As a percentage of revenue, rent, lease and maintenance increased 1.7% to 11.6% for the first nine months of fiscal year 2005 from 9.9% in the same period of fiscal year 2004. Approximately 1.1% of this increase as a percentage of revenue was due to growth in our information technology outsourcing business, both from acquisitions, including Lockheed Martin Corporation’s commercial information technology outsourcing business, and internal growth. Information technology outsourcing services have higher equipment costs than business process outsourcing services. The impact of the sale of the Divested Federal Business in fiscal year 2004, which primarily provided system integration services to its clients, contributed approximately 0.2% of the increase as a percentage of revenue. These services typically have a lower component of rent, lease and maintenance than information technology outsourcing services, which have higher equipment costs.

Depreciation and amortization increased $36.2 million, or 27.5%, to $167.7 million. As a percentage of revenue, depreciation and amortization increased 1%, to 5.3% due to capital expenditures and additions to intangible assets necessary to support our new business and acquisitions, as well as the cessation of $6.2 million of depreciation in the first nine months of fiscal year 2004 as a result of classifying the assets related to the Divested Federal Business as held-for-sale at September 30, 2003. In addition, depreciation and amortization increased as a percentage of revenue due to the acceleration of intangible asset amortization related to the Gateway contract termination.

Other operating expense decreased $13.5 million, or 30.6%, to $30.6 million. As a percentage of revenue, other operating expense decreased 0.4%, to 1%. The first nine months of fiscal year 2004 included a $10 million accrual for the settlement with the Georgia Department of Community Health offset by a $5.4 million gain on the sale the Hanscom contracts.

Interest expense
Interest expense decreased $3.7 million the first nine months of fiscal year 2005 compared to the same period of fiscal year 2004, primarily as a result of the redemption of our 3.5% Subordinated Convertible Notes in the third quarter of fiscal year 2004, partially offset by higher interest expense resulting from an increase in the average balance outstanding on our revolving credit facilities used to fund share repurchases and acquisitions.

Income tax expense
Our effective tax rate decreased to 34.7% in the first nine months of fiscal year 2005 from 36.1% for the first nine months of fiscal year 2004. Our effective tax rate is lower than the 35% statutory rate due to a prior year divestiture tax benefit of $9.4 million recognized in the third quarter of fiscal year 2005 as well as research and development and other tax credits recognized in the first nine months of both fiscal years 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing business operations through cash flows from operations and utilize excess cash flow combined with the issuance of debt and equity to finance our acquisition strategy.

Cash Flow
During the first nine months of fiscal year 2005, we generated approximately $472 million in cash flow from operations compared to $269.5 million in the same period of fiscal year 2004. The increase from the prior year period was primarily a result of increased net income (excluding the gain on the sale of the Divested Federal Business and related income taxes) and increased collections on accounts receivable, including the collection of operational and termination fees from Gateway and timing of collections in our unclaimed property business. Cash flows for the prior year period included an $88.1 million payment of the tax liability related to the sale of the Divested Federal Business (gross proceeds from the sale of the Divested Federal Business are reflected in cash flows from investing activities, but the tax payment related to the sale is presented as a reduction in cash flows from operations). Additionally in the prior year period, cash flows were adversely impacted by increased receivables related to development work on our Georgia Contract, which was substantially completed in the third quarter of fiscal year 2004. We collected billed amounts outstanding related to this development work in the first nine months of fiscal year 2005. The current year improvement in accounts receivable was partially offset by increased payments on our accrued liability balances, including the payment of a prior year legal settlement of $10 million and the payment of the settlement on the Georgia Contract of $10 million, as well as the timing of payments related to software used in our information technology outsourcing business, transfer agent fees related to our unclaimed property business and other contract related costs.

Free cash flow (as defined below) was approximately $272.3 million for the first nine months of fiscal year 2005 versus approximately $79.7 million for the same period of fiscal year 2004. Free cash flow for the prior year included an $88.1 million payment of the tax liability related to the sale of the Divested Federal Business discussed above. Our capital expenditures, defined as purchases of property, equipment and software, net, and additions to other intangible assets, were approximately $199.6 million, or 6.4% of total revenues, and $189.8 million, or 6.2% of total revenues, for the nine months ended March 31, 2005 and 2004, respectively.

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

	Nine months ended
	March 31,
	2005	2004 (1)
Net cash provided by operating activities	$471,973	$269,494
Purchases of property, equipment and software, net	(170,185)	(166,171)
Additions to other intangible assets	(29,444)	(23,582)

Free cash flow	$272,344	$79,741

(1)	The nine months ended March 31, 2004 includes an $88.1 million tax payment related to the Divested Federal Business.

During the nine months ended March 31, 2005, net cash used in investing activities was $419 million. We used $213.3 million for acquisitions during the period, primarily the purchase of Superior Consultant Holdings Corporation, BlueStar Solutions, Inc. and Heritage Information Systems, Inc. Cash used for the purchase of property, equipment and software and additions to other intangible assets was $199.6 million and $189.8 million for the nine months ended March 31, 2005 and 2004, respectively.

During the first nine months of fiscal year 2005, net cash used in financing activities was $83.3 million. Such financing activities include net repayments of debt and purchases of treasury shares offset by proceeds from stock options and proceeds from issuance of treasury shares to fund employer contributions under our Employee Stock Purchase and 401(k) plans.

Credit Arrangements
On October 27, 2004, we entered into a Five Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, as Administrative Agent (“JP Morgan”), and Wells Fargo Bank, National Association, as Syndication Agent, and a syndication of 19 other lenders (the “Credit Facility”). Proceeds from advances under the Credit Facility are used for general corporate purposes, to fund acquisitions and for repurchases under our share repurchase program. The Credit Facility provides for an unsecured $1.5 billion multi-currency revolving credit and competitive advance facility (fully available in US dollars, Euros or competitive loans in any currency). Multi-currency commitments (available in certain specified currencies other than US dollars or Euros) in an initial aggregate amount of $200 million and swing line loans in an amount up to $150 million are provided under the facility. Subject to affirmation of representations and warranties, status of no default and commitments by willing lenders, the Credit Facility may be increased by up to an additional $300 million. The lending commitments under the Credit Facility are scheduled to terminate October 27, 2009. The terms and rates of the Credit Facility are generally more favorable than those of the Prior Facility (defined below). At the closing of the Credit Facility, we borrowed $316 million under the Credit Facility to pay off and terminate the Prior Facility. In addition, $94 million in letters of credit were issued at closing under the Credit Facility to replace letters of credit outstanding under the Prior Facility.

Other than competitive loans and swing line loans, advances under the Credit Facility bear interest at a Base Rate (generally equal to the prime rate of JP Morgan) or a Eurocurrency rate plus a percentage (ranging from 0.220% to 0.775%, currently 0.39%) determined based on our credit rating. We are required to pay accrued interest at established intervals based upon our elected interest period.

Among other fees, we pay a facility fee of 0.110% per annum (due quarterly), based on our credit rating on the aggregate commitment of the Credit Facility, whether used or unused. We also pay a utilization fee of 0.125% on the total amount outstanding under the Credit Facility for each day that such amount exceeds 50% of the aggregate commitments then in effect.

The Credit Facility contains customary covenants, including but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, finance its accounts receivables, or sell or transfer assets. The Credit Facility also limits our ability to incur additional indebtedness at the subsidiary level. In addition, we may not permit our consolidated leverage ratio to exceed 2.75 to 1.0 or our consolidated interest coverage ratio to be less than 3.50 to 1.0.

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

Draws made under our credit facilities are made to fund cash acquisitions, share repurchases and for general working capital requirements. During the trailing twelve months ending March 31, 2005, the balance outstanding under our credit facilities for borrowings ranged from $0 to $452 million. At March 31, 2005, we had approximately $1.02 billion available on our Credit Facility after giving effect to outstanding indebtedness and $99 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our Credit Facility. At March 31, 2005, we had $383.4 million outstanding on our Credit Facility, which is reflected in long-term debt, and which bore interest at 3.24% for substantially all of the amount outstanding.

In April 2005, our Board of Directors authorized the issuance of up to $750 million of senior or subordinated debt instruments under our existing shelf registration. Proceeds from the issuance of the debt instruments will be used to pay down borrowings under the Credit Facility and for general corporate purposes, including acquisitions and share repurchases. The debt instruments are anticipated to be fixed-rate senior bonds with terms of 5 and 10 years. In addition, we entered into forward interest rate agreements, which expire in the fourth quarter of fiscal year 2005, to hedge the variability of future interest payments related to the anticipated issuance of fixed-rate senior bonds. These agreements total a notional amount of $250 million based on the 5-year benchmark U.S. Treasury rate and $250 million based on the 10-year benchmark U.S. Treasury rate. Upon termination of these agreements, we will make or receive payments based on the difference between the interest rate specified in the forward interest rate agreements and the then current 5 or 10-year benchmark U.S. Treasury rate. Upon the issuance of fixed-rate senior bonds, we anticipate the change in the fair value of the forward interest rate agreements, which will be recorded in accumulated other comprehensive income, will be amortized as an adjustment to interest expense over the life of the fixed-rate senior bonds. However, there is no assurance we will be able to complete an offering of fixed-rate senior bonds that would allow us to amortize the payments. If we are unable to complete the offering, we would have to recognize the payments on the forward interest rate agreements immediately in earnings.

Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2005, $264.6 million of outstanding surety bonds and $84.9 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. In addition, we had approximately $14.1 million of letters of credit which secure our casualty insurance programs. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals.

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

Share Repurchase Program
Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our Credit Facility. As of March 31, 2005, we had repurchased approximately 17.4 million shares at a total cost of approximately $874.3 million and reissued 0.5 million shares for proceeds totaling $22.7 million to fund contributions to our employee stock purchase plan and 401(k) plan. As of March 31, 2005, approximately $375.7 million remained authorized under our share repurchase programs. Through May 5, 2005, on a trade date basis, we have repurchased 18.3 million shares at a total cost of approximately $916.5 million.

Other
On March 16, 2005, we announced a definitive agreement to acquire the human resources consulting and outsourcing businesses (the “HR Business”) of Mellon Financial Corporation (“Mellon”) for approximately $445 million. For the trailing twelve months ended December 31, 2004, the HR Business recorded revenues of approximately $660 million. The transaction is expected to close by the end of the fourth quarter of fiscal year 2005 and has been approved by the boards of directors of both companies. Closing is subject to customary closing conditions. We expect to initially fund the transaction and related costs from cash on hand and our Credit Facility. We believe that this acquisition makes us a stronger competitor in the end-to-end HR marketplace and strengthens our position as a leading global provider of business process outsourcing services.

At March 31, 2005, we had cash and cash equivalents of $46.5 million compared to $76.9 million at June 30, 2004. Our working capital (defined as current assets less current liabilities) increased $30.6 million to $437.5 million at March 31, 2005 from $406.9 million at June 30, 2004. Our current ratio (defined as total current assets divided by total current liabilities) was 1.7 and 1.6 at March 31, 2005 and June 30, 2004, respectively. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 12.3% and 12.6% at March 31, 2005 and June 30, 2004, respectively. We expect that our debt-to-capitalization ratio will increase following the completion of the acquisition of Mellon’s HR Business discussed above.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS AS OF MARCH 31, 2005 (IN THOUSANDS):

		Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$384,557	$820	$337	$383,400	$—
Capital lease obligations	13,538	6,386	6,816	336	—
Operating leases	542,025	167,760	202,592	87,549	84,124
Purchase obligations	26,622	8,202	15,848	2,572	—

Total Contractual Cash Obligations	$966,742	$183,168	$225,593	$473,857	$84,124

		Amount of Commitment Expiration per Period
	Total
	Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years

Standby letters of credit	$99,022	$99,022	$—	$—	$—
Surety bonds	264,619	233,897	30,707	15	—

Total Commercial Commitments	$363,641	$332,919	$30,707	$15	$—

We have entered into various contractual agreements to purchase telecom services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2009, and are included in purchase obligations in the table above.

As discussed previously, certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2005, $264.6 million of outstanding surety bonds and $84.9 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. In addition, we had approximately $14.1 million of letters of credit which secure our casualty insurance programs.

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria. As of March 31, 2005, the maximum aggregate amount of the outstanding contingent payments to former shareholders of acquired entities is approximately $58.1 million. Upon satisfaction of the specified contractual criteria, any such payment would result primarily in a corresponding increase in goodwill. During the first nine months of fiscal year 2005, we paid $4.4 million related to these obligations and accrued an additional $12.6 million, of which $6.8 million was paid in April 2005 and the remainder will be paid in May 2005.

We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the Divested Federal Business. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of March 31, 2005, other accrued liabilities includes a reserve for these claims in an amount we believe to be adequate at this time. We have agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom during the period 1998-2000. (Please see Part II. Item 1. Legal Proceedings for further discussion.)

Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under an outsourcing arrangement and do not acquire any servicing rights that are transferable by us to a third party. At March 31, 2005, we serviced a FFEL portfolio of approximately 1.6 million loans with an outstanding principal balance of approximately $20.6 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2005, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time.

In April 2005, our Board of Directors authorized the issuance of up to $750 million of senior or subordinated debt instruments under our existing shelf registration. Proceeds from the issuance of the debt instruments will be used to pay down borrowings under the Credit Facility and for general corporate purposes, including acquisitions and share repurchases. The debt instruments are anticipated to be fixed-rate senior bonds with terms of 5 and 10 years. In addition, we entered into forward interest rate agreements, which expire in the fourth quarter of fiscal year 2005, to hedge the variability of future interest payments related to the anticipated issuance of fixed-rate senior bonds. These agreements total a notional amount of $250 million based on the 5-year benchmark U.S. Treasury rate and $250 million based on the 10-year benchmark U.S. Treasury rate. Upon termination of these agreements, we will make or receive payments based on the difference between the interest rate specified in the forward interest rate agreements and the then current 5 or 10-year benchmark U.S. Treasury rate. Upon the issuance of fixed-rate senior bonds, we anticipate the change in the fair value of the forward interest rate agreements, which will be recorded in accumulated other comprehensive income, will be amortized as an adjustment to interest expense over the life of the fixed-rate senior bonds. However, there is no assurance we will be able to complete an offering of fixed-rate senior bonds that would allow us to amortize the payments. If we are unable to complete the offering, we would have to recognize the payments on the forward interest rate agreements immediately in earnings.

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

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. SFAS 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. We will be required to adopt SFAS 123(R) beginning July 1, 2005 for new awards of stock-based compensation granted after that date and for unvested awards outstanding at that date. We believe the impact of SFAS 123(R) on our results of operations will be consistent with our historical disclosures of pro forma stock compensation information under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”; however, a portion of the tax benefit from the future exercise of stock options we historically have classified as net cash provided by operating activities will be reported in net cash provided by financing activities after the implementation of SFAS 123(R).

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment. SAB 107 provides guidance related to specific topics affected by SFAS 123(R), including share-based payment transactions with non-employees, valuation methods, accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to the adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis required after implementation of SFAS 123(R). We do not believe SAB 107 will have a material impact on our implementation of SFAS 123(R).

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

Loss of, or reduction of business from significant clients. Our revenues, profitablility and cash flow could be materially adversely affected by the loss of significant clients and/or the reduction of volumes and services provided to our significant clients as a result of, among other things, their merger or acquisition, divesiture of assets or businesses, contract expiration or non-renewal, or business failure or deterioration. In addition, we incur fixed costs related to our information technology outsourcing and business process outsourcing clients. Therefore the loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, thereby reducing our profitability and cash flow.

Impairment of investments made to attract clients. In order to attract and retain large outsourcing contracts we sometimes make significant capital investments to perform the agreement, such as purchases of information technology equipment. The net book value of such assets recorded, including a portion of our intangible assets, could be impaired, and our earnings and cash flow could be materially adversely affected in the event of the early termination of all or a part of such a contract or the reduction in volumes and services thereunder for reasons such as, among other things, the client’s merger or acquisition, divestiture of assets or businesses, or business failure or deterioration.

Competition. We expect to encounter additional competition as we address new markets and new competitors enter our existing markets. If we are forced to lower our pricing or if demand for our services decreases, our business, financial condition, results of operations, and cash flow may be materially and adversely affected. Some of our competitors have substantially greater resources, and they may be able to use their resources to adapt more quickly to new or emerging technologies, to devote greater resources to the promotion and sale of their products and services, or to obtain client contracts where sizeable asset purchases, investments or financing support are required. In addition, we must frequently compete with a client’s own internal business process and information technology capabilities, which may constitute a fixed cost for the client.

In the future, competition could continue to emerge from large computer hardware or software providers as they shift their business strategy to include services. Competition has also emerged from European and Indian offshore service providers seeking to expand into our markets and from large consulting companies seeking operational outsourcing opportunities.

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

Government clients — protests of contract awards. After an award of a government contract, a competing bidder may protest the award. If we are awarded the contract and it is protested, it will be necessary to incur costs to defend the award of the contract, which costs may be significant and could include hiring experts to defend the basis for the contract award. Some contract protests may take years to resolve. In some instances where we are awarded a contract, the contracting government entity may request that we sign a contract and commence services, even though the contract award has been protested. If the protest is upheld, then our contract would be terminated and the amounts due to us for services that have been performed to date would be subject to payment pursuant to the terms of the terminated contract. Such terms may not provide for full recovery of our incurred costs. In addition, we may suffer negative publicity as the result of any contract protest being upheld and our contract being terminated. Further, if there is a re-bid of the contract, we would incur additional costs associated with the re-bid process and be subject to a potential protest if we are awarded a subsequent contract.

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

Loss of significant software vendor relationships. Our ability to service our clients depends to a large extent on our use of various software programs that we license from a small number of primary software vendors. If our significant software vendors were to terminate, refuse to renew our contracts with them or offer to renew our contracts with them on less advantageous terms than previously contracted, we might not be able to replace the related software programs and would be unable to serve our clients or we would recognize reduced margins from the contracts with our clients, either of which could have a material adverse effect on our business, revenues, profitability and cash flow.

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

Rapid technological changes. The markets for our business process and information technology services are subject to rapid technological changes and rapid changes in client requirements. We may be unable to timely and successfully customize products and services that incorporate new technology or to deliver the services and products demanded by the marketplace.

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

Budget deficits at, or fluctuations in the number of requests for proposals issued by, state and local governments and their agencies. A substantial portion of our revenues are derived from contracts with state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. Also, the number of requests for proposals issued by state and local government agencies is subject to fluctuation. While this has not had a material adverse impact on our results of operations through the third quarter of fiscal year 2005, it is unclear what impact, if any, these deficits may have on our future business, revenues, results of operations and cash flow.

International risks. Recently we have expanded our international operations and have also contemplated the acquisition of companies formed and operating in foreign countries. We have approximately 14,000 employees in Mexico, Guatemala, India, Ghana, Jamaica, Dominican Republic, Spain, Malaysia, Ireland, Germany and China, as well as several other countries, that support our commercial business process outsourcing services. Our international operations and acquisitions are subject to a number of risks. These risks include the possible impact on our operations of the laws of foreign countries where we may do business, data privacy laws, and laws regarding licensing and labor counsel requirements. In addition, we may experience difficulty integrating the management and operations of businesses we acquire internationally, and we may have difficulty attracting, retaining and motivating highly skilled and qualified personnel to staff key managerial positions in our ongoing international operations. Further, our international operations and acquisitions are subject to a number of risks related to general economic and political conditions in foreign countries where we operate, including among others, fluctuations in foreign currency exchange rates, cultural differences, political instability and additional expenses and risks inherent in conducting operations in geographically distant locations. Our international operations and acquisitions may also be impacted by trade restrictions, such as tariffs and duties or other trade controls imposed by the United States or other jurisdictions, as well as other factors that may adversely affect our business, financial condition and operating results.

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

Failure to attract and retain necessary technical personnel and skilled management and qualified subcontractors. Our success depends to a significant extent upon our ability to attract, retain and motivate highly skilled and qualified personnel and to subcontract with qualified, competent subcontractors. If we fail to attract, train, and retain, sufficient numbers of these technically-skilled people or are unable to contract with qualified, competent subcontractors, our business, financial condition, and results of operations will be materially and adversely affected. Experienced and capable personnel in the technology industry remain in high demand, and there is continual competition for their talents. Our success also depends on the skills, experience, and performance of key members of our management team and on qualified, competent subcontractors. The loss of any key employee or the loss of a key subcontract relationship could have an adverse effect on our business, financial condition, cash flow, results of operations and prospects.

Servicing Risks. We service (for various lenders and under various service agreements) a portfolio of approximately $20.6 billion of loans, as of March 31, 2005, made under the Federal Family Education Loan Program, which loans are guaranteed by a Federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.

Disruption in Utility or Network Services. Our services are dependent on the companies providing electricity and other utilities to our operating facilities, as well as network companies providing connectivity to our facilities and clients. While there are backup systems in many of our operating facilities, an extended outage of utility or network services may have a material adverse effect on our operations, revenues, cash flow and profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. As of March 31, 2005, there have been no material changes in our market risk from June 30, 2004. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company, including the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2005. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were operating effectively as of March 31, 2005. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

One of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery — Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the DOJ’s inquiry was approximately $17.2 million for the fiscal year ended June 30, 2004, representing approximately 0.4% of our revenue for fiscal year 2004. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation; however, we have agreed to indemnify ManTech with respect to this DOJ investigation. We understand that the DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.

Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. The inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $67 million in fiscal year 2004 and approximately $32.4 million for the nine months ended March 31, 2005, representing approximately 1.6% and 1% of our fiscal year 2004 and the first nine months of fiscal year 2005 revenues, respectively. Our teaming arrangement also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). We understand that the DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.

On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 1% of our total fiscal year 2004 revenue. In March 2004, we filed our response to the OIG report. On May 20, 2004, at a meeting of the Workforce Florida, Inc. (“WFI”) Board of Directors which was attended by representatives of ACS SLS, which is our subsidiary performing these services, a representative of WFI, which is the principal workforce policy organization for the State of Florida and oversees and monitors the administration of the State’s workforce policy as well as the programs and services carried out by regional workforce boards and AWI, indicated that WFI did not see a systemic problem with the performance of these workforce services by ACS SLS and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ, the SEC and DOL to produce documents in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. We anticipate that we may receive additional subpoenas for information in other Florida Workforce regions as a result of the AWI report issued in January 2004.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our Credit Facility. As of March 31, 2005, we had repurchased approximately 17.4 million shares at a total cost of approximately $874.3 million and reissued 0.5 million shares for proceeds totaling $22.7 million to fund contributions to our employee stock purchase plan and 401(k) plan. Through May 5, 2005, on a trade date basis, we have repurchased 18.3 million shares at a total cost of approximately $916.5 million.

Repurchase activity for the quarter ended March 31, 2005 was as follows. Please refer to the discussion above for the cumulative repurchases under our share repurchase program.

				Maximum number (or
			Total number of	approximate dollar
	Total		shares purchased as	value) of shares
	number of	Average	part of publicly	that may yet be
	shares	price paid	announced plans or	purchased under the
Period	purchased	per share	programs	plans or programs

Inception through December 31, 2004	15,265,714	$49.66	15,265,714	$491,953,721

January 1 — January 31, 2005	1,024,000	53.11	1,024,000	437,564,328
February 1 — February 28, 2005	1,149,000	53.86	1,149,000	375,681,777
March 1 — March 31, 2005	—	—	—	375,681,777

Total — Quarter ended March 31, 2005	2,173,000	53.51	2,173,000	375,681,777

Inception through March 31, 2005	17,438,714	$50.14	17,438,714	$375,681,777

ITEM 6. EXHIBITS

a.) Exhibits

      Reference is made to the Index to Exhibits beginning on page 36 for a list of all exhibits filed as part of this report.

Note: Any public debt offering will be effected under our existing effective shelf registration statement previously filed with the Securities and Exchange Commission and offered only through a prospectus and accompanying prospectus supplement issued under that registration statement. This communication shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of any offered debt securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May, 2005.

AFFILIATED COMPUTER SERVICES, INC.
By:	/s/ Warren D. Edwards
Warren D. Edwards
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

2.1	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).
3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).
3.2	Certificate of Correction to Certificate of Amendment of the Company, dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).
3.3	Bylaws of the Company, as amended and in effect on September 11, 2003 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).
4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).
4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between the Company and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).
4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between the Company and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).
4.4	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.2)).
31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

* Filed herewith