Form 10-K
period 2005-06-30
AFFILIATED COMPUTER SERVICES INC
filed 2005-09-13
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___.
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
Yes ☑ No ☐
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
     As of September 8, 2005, 119,011,000 shares of Class A common stock and 6,599,372 shares of Class B common stock were outstanding. The aggregate market value of the Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of the last business day of the second quarter of fiscal year 2005 approximated $7,229,464,000.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement for the 2005 Annual Meeting are incorporated by reference in Part III.

AFFILIATED COMPUTER SERVICES, INC.
FORM 10-K
June 30, 2005

Part I
Item 1.	Business	1
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	10

Part II
Item 5.	Market for Our Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6.	Selected Consolidated Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 8.	Financial Statements	42
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81
Item 9A.	Controls and Procedures	81

Part III
Item 10.	Directors and Executive Officers of the Registrant	82
Item 11.	Executive Compensation	82
Item 12.	Security Ownership of Certain Beneficial Owners and Management	82
Item 13.	Certain Relationships and Related Transactions	82
Item 14.	Principal Accounting Fees and Services	82

Part IV
Item 15.	Financial Statements and Exhibits	82
Executive Benefit Plan
Form of Stock Option Agreement
Form of Stock Option Agreement (UK Grant)
Subsidiaries
Consent of PricewaterhouseCoopers LLP
Consent of Value Incorporated
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Rule 13a-14(b)
Certification of CFO Pursuant to Rule 13a-14(b)

PART I
ITEM 1. BUSINESS
General
We are a Fortune 500 and S&P 500 company with approximately 52,000 employees providing business process and information technology outsourcing solutions to commercial and government clients. We were incorporated in Delaware on June 8, 1988 and are based in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.
Our services enable businesses and government agencies to focus on core operations, respond to rapidly changing technologies and reduce expenses associated with business processes and information processing. Our business strategy is to expand our client base and enhance our service offerings through both marketing and acquisitions. Our marketing efforts focus on developing long-term relationships with clients that choose to outsource mission critical business processes and information technology requirements. Our business expansion has been accomplished both from internal growth as well as through acquisitions. Since inception, our acquisition program has resulted in growth and diversification of our client base, expansion of services and products offered, increased economies of scale and geographic expansion.
Revenues for fiscal year 2005 totaled $4.4 billion. We serve two primary markets, which include commercial and government clients. We provide business process outsourcing, information technology outsourcing, and systems integration services to our commercial sector clients. Our Commercial segment accounted for approximately $2.2 billion, or 50% of our fiscal year 2005 revenues. These services are provided to a variety of clients worldwide, including healthcare providers and payors, pharmaceutical and other manufacturers, retailers, wholesale distributors, utilities, entertainment, higher education institutions, financial institutions, insurance and transportation companies. Our business process outsourcing services include administration, human resources and related consulting, finance and accounting, customer care, and payment services. Our information technology outsourcing services include mainframe, midrange, desktop, network, consulting and web-hosting solutions. Our systems integration services include application development and implementation, applications outsourcing, technical support and training, as well as network design and installation services.
We are a leading provider of business process outsourcing, information technology outsourcing and systems integration services to state and local governments. During fiscal year 2005, revenues from our Government segment accounted for approximately $2.2 billion, or 50% of our revenues. We provide technology-based services with a focus on transaction processing and program management services such as Medicaid fiscal agent services, child support payment processing, electronic toll collection, loan processing, welfare and community services, and traffic violations processing. We also design, develop, implement, and operate large-scale health and human services programs and the information technology solutions that support those programs. Our Government segment includes our relationship with the United States Department of Education (the “Department of Education”), for which we service Federal student loans, including their Direct Student Loan program, and which represents approximately 5% of our consolidated revenues and is our largest single client.
Market Overview
The demand for our services has grown in recent years, and we believe that this will continue to increase in the future as a result of strategic, financial and technological factors. These factors include:
▪	the desire of organizations to focus on their core competencies;

▪	the desire of organizations to drive process improvements by improving service quality and the speed of execution;

▪	the desire of organizations to have a workforce that is able to expand and contract in relation to their business volumes;

▪	the increasing acceptance by commercial organizations to utilize offshore resources for business process outsourcing;

▪	the increasing complexity of information technology systems and the need to connect electronically with citizens, clients, suppliers, and other external and internal systems;

▪	the increasing requirements for rapid processing of information and the instantaneous communication of large amounts of data to multiple locations; and

▪	the desire by organizations to take advantage of the latest advances in technology without the cost and resource commitment required to maintain in-house systems.
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
Expand Existing Client Relationships — We seek to expand existing client relationships by increasing the scope and breadth of services we provide.
Build Recurring Revenues — We seek to enter into long-term relationships with clients to provide services that meet their ongoing business requirements while supporting their mission critical business process or information technology needs.
Provide Flexible Solutions — We offer custom-tailored business process and information technology solutions using a variety of proprietary and third-party licensed software on multiple hardware and systems software platforms and domestic and international workforces that are able to expand and contract in relation to clients’ business volumes.
Invest in Technology — We respond to technological advances and the rapid changes in the requirements of our clients by committing substantial amounts of our resources to the operation of multiple hardware platforms, the customization of products and services that incorporate new technology on a timely basis and the continuous training of our personnel.
Maximize Economies of Scale — Our strategy is to develop and maintain a significant client and account/transaction base to create sufficient economies of scale that enable us to achieve competitive costs.
Complete Strategic and Tactical Acquisitions — Our acquisition strategy is to acquire companies to expand the products and services we offer to existing clients, to obtain a presence in new, complementary markets and to expand our geographic presence. We have acquired and may continue to acquire businesses with a consulting practice to provide thought leadership in certain markets.
Attract, Train and Retain Employees — We believe that attracting, training, and retaining high quality employees is essential to our growth. We seek to hire motivated individuals with strong character and leadership traits and provide them with ongoing technological and leadership skills training.

Segment Information
During the last three fiscal years, our revenues by segment were as follows (in thousands):

	Year ended June 30,
	2005	2004	2003
Commercial (1)	$2,175,087	$1,678,364	$1,242,908
Government (2)	2,176,072	2,428,029	2,544,298

Total Revenues	$4,351,159	$4,106,393	$3,787,206

(1)	Includes $6.9 million and $30.2 million of revenues for fiscal years 2004 and 2003, respectively, from operations divested through June 30, 2004.

(2)	Includes $0.6 million, $251.1 million and $679.3 million of revenues for fiscal years 2005, 2004 and 2003, respectively, from operations divested through June 30, 2004.
Please refer to Note 20 of the Notes to Consolidated Financial Statements for further discussion of our segments.
Commercial
Within the Commercial segment, which represents approximately half of our fiscal year 2005 consolidated revenues, we provide our clients with business process outsourcing, information technology outsourcing and systems integration services. Pricing for our services in the commercial market varies by type of service. For business process outsourcing services, we typically price these services on the basis of the number of accounts, resources utilized or transactions processed. For consulting services, we typically price these services on a time and materials or fixed fee basis. Our information technology outsourcing services are normally priced on a resource utilization basis. Resources utilized include processing time, the number of desktops managed, professional services and consulting, data storage and retrieval utilization, customer accounts, customer employee headcount and output media utilized. Our systems integration services are generally offered on a time and materials basis to existing long-term clients under short-term contractual arrangements.
Business Process Outsourcing
Our commercial business process outsourcing practice is focused in five major categories.
Administration — We provide healthcare claims processing and related consulting, mailroom services and total records management services to our clients.
Human Resources — We provide benefit claims processing, benefit and other human resources consulting services, employee services call centers, defined benefit, defined contribution and health and welfare benefits administration, employee relocation, training administration and learning services, payroll services, vendor administration, and employee assistance programs. The human resources consulting business provides actuarial services and human resource advisory services in the area of employee benefit and compensation plan design and strategy, employee communication, and human resource management.
Finance and Accounting — We provide revenue/invoice accounting, disbursement processing, expense reporting, procurement, payroll, cash management, fixed asset accounting, tax processing, general ledger and other services associated with finance and accounting that are process and technology sensitive.
Customer Care — We provide dispatch and activation services, call center services and technical support.
Payment Services — We provide loan origination and servicing, electronic benefits transfer, electronic funds transfer and clearinghouse services.

We receive client information in all media formats such as over the web, EDI, fax, voice, paper, microfilm, computer tape, optical disk, or CD ROM. Information is typically digitized upon receipt and sent through our proprietary workflow software, which is tailored to our clients’ process requirements. Utilizing network technology, we have developed expertise in transmitting data around the world to our international workforce. We have approximately 14,000 employees in Mexico, India, Ghana, Jamaica, Guatemala, Dominican Republic, Spain, Brazil, Malaysia, Fiji, Ireland and China, as well as a number of other countries, that primarily support our commercial business process and information technology outsourcing services. A majority of our business process outsourcing workforce is compensated using performance-based metrics, and as a result, their individual compensation varies with our clients’ transaction volumes, together with the quality and productivity generated by the workforce.
Information Technology Outsourcing
We offer a complete range of information technology outsourcing solutions to commercial businesses desiring to improve the performance of their information technology organizations. Our target market for information technology outsourcing services consists of medium-to-large-sized commercial organizations with time-critical, transaction-intensive information processing needs. Our information technology outsourcing solutions include the delivery of information processing services on a remote basis from host data centers that provide processing capacity, network management and desktop support. Information processing services include mainframe, mid-range, desktop, network, consulting and web-hosting solutions.
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
Government
We are a leading provider of business process outsourcing, information technology outsourcing and system integration services to state and local governments. Approximately half of our fiscal year 2005 consolidated revenues were derived from contracts with government clients. Our Government segment includes our relationship with the Department of Education, for which we service Federal student loans, including their Direct Student Loan program, and which represents approximately 5% of our consolidated revenues. Our services help government agencies reduce operating costs, increase revenue streams and increase the quality of services to citizens. Government clients may terminate most of these contracts at any time, without cause, for convenience or lack of funding. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government.
Pricing for our services in the government market is generally determined based on the number of transactions processed, human services cases managed or, in instances where a systems development project is required, for example, in government healthcare, we generally price our services on a fixed fee basis for the development work.
In connection with the sale of the Divested Federal Business (defined below) in November 2003, we entered into a five-year noncompetition agreement with Lockheed Martin Corporation that generally prohibits us from offering services or products that were previously provided by the Divested Federal Business. This noncompetition agreement does not prohibit us from entering into the Federal government market for services not previously provided by the Divested Federal Business, such as the Federal healthcare market, nor does it restrict us from expanding our relationship with the Department of Education.
Government and Community Solutions
We are a major provider of child support payment processing services, including high volume remittance processing and disbursements, as well as associated employer outreach and customer service activities. Our services account for 49% of the nation’s child support collections as reported to the Federal government. We also provide electronic benefits transfer, which is the issuance of food stamps and cash benefits through magnetic stripe cards with redemption through point of sale devices and automated teller machines.
We provide management, operations and systems service offerings to local Workforce Development Boards and Coalitions, thereby creating a government-mandated, integrated One-Stop system linking job seekers and job providers in accordance with government mandated requirements. Through the operation of approximately 211 One-Stop centers and satellite offices across the country, we provide job-related service to assist economically disadvantaged individuals in securing and retaining employment and help employers find and retain potential employees.
We provide government records management via indexing and recording solutions to over 400 counties in 28 states. We offer court and juror management, processing and program management of court-ordered fines and fees, and administrative solutions and systems integration services to approximately 900 state and local clients and more than 800 courts, including the U.S. Federal Courts, eight statewide judicial systems, three U.S. territories, and five nations.
We provide full-service IT outsourcing services to state and local governments throughout the United States. We provide program management and system integration services to approximately 41 clients. IT services provided include full data center management, application integration and maintenance, network management and security, seat management, helpdesk services, and disaster recovery services.
Government Healthcare Solutions
We design, develop, implement and operate large-scale healthcare programs such as Medicaid, child and pharmacy benefit management programs, and the information technology solutions that support those programs. We support over 20 million program recipients and process nearly 475 million Medicaid healthcare claims annually, representing more than $47 billion in provider payments. As a leading government program pharmacy benefits administrator, we serve 32 programs in 26 states and the District of Columbia with drug expenditures totaling over $14 billion. We also operate state pharmacy benefits management programs that assist states in controlling prescription drug costs, pharmacy intervention and surveillance, and the processing of drug claims.
Transportation Solutions
We focus on four areas within our Transportation Solutions: Electronic Toll Collection, Motor Vehicle Services, Commercial Vehicle Operations and Transportation related enforcement programs. Within Electronic Toll Collection, we offer toll agencies an array of services including the operation of the back-office customer service center as well as lane installation and integration. We currently operate the E-Z Pass programs in New Jersey and New York, the largest electronic toll collection programs in the world. Within Motor Vehicle Services, we assist states in the processing of fuel tax and registration revenues. We process approximately 24% of state-issued operating credentials and support the operations of more than 28% of the motor carriers operating in the United States. Within Commercial Vehicle Operations, we offer a nationwide network that electronically checks safety credentials and weighs trucks at highway speed, granting participating truckers authorization to bypass open weigh stations and ports-of-entry without stopping.
We provide to cities and local municipalities technology-based services and solutions with a focus on program management and transaction processing, including parking violation processing, emergency medical services billing and collection programs, and red light photo and speed enforcement systems and services. We currently process parking violations in 9 of the 15 largest U.S. cities who outsource parking violation processing, representing 70% of outsourced ticket processing in these cities. Those services support the entire timeline of a violation, from citation issuance to final disposition, and include boot and tow programs, customer service, program management reviews, meter installation, maintenance and collections. Our public safety commitment further extends to emergency medical services billing and collections programs and red light photo and speed enforcement services. We provide photo enforcement systems and/or services to 11 of the 15 largest participating cities in North America.
U.S. Department of Education
Our largest contract is with the Department of Education. In November 2003, the Department of Education awarded us the Common Services for Borrowers contract, which includes comprehensive loan servicing, consolidation loan processing, debt collection and portfolio management services. The five-year base contract replaced our existing contract with the Department of Education and will integrate a number of services, which will allow the Department of Education to increase service quality while saving overall program costs. The contract is estimated at more than $1 billion in revenue over the five-year period and was effective January 1, 2004. The contract also includes provisions for five one-year extensions. Annual revenues from this relationship represent approximately 5% of our fiscal year 2005 consolidated revenues.

Finance and Revenue Solutions
We are a leading provider of unclaimed property collection services, currently serving all 50 states, the District of Columbia and Puerto Rico. During fiscal year 2005, we identified, reported and collected on behalf of these jurisdictions unclaimed assets owed to approximately 2.2 million owners.
Revenues by Service Line
Our revenues by service line over the past three years are shown in the following table (in thousands):

	Year ended June 30,
	2005	2004	2003
Business process outsourcing (1)	$3,237,981	$3,017,699	$2,582,773
Information technology outsourcing	858,639	694,890	492,848
Systems integration services (2)	254,539	393,804	711,585

Total	$4,351,159	$4,106,393	$3,787,206

(1)	Includes $39.4 million and $123.7 million of revenues for fiscal years 2004 and 2003, respectively, from operations divested through June 30, 2004.

(2)	Includes $0.6 million, $218.6 million and $585.8 million of revenues for fiscal years 2005, 2004 and 2003, respectively, from operations divested through June 30, 2004.
Client Base
We achieve growth in our client base through marketing and acquisitions of other business process and information technology services companies. We have a diverse client base. Within the Commercial segment, we serve the major vertical markets that spend heavily on technology including healthcare providers and payors, pharmaceutical and other manufacturers, retailers, wholesale distributors, utilities, entertainment, higher education institutions, financial institutions, insurance and transportation companies. Within the Government segment, our clients include a wide variety of state governments, municipal governments and agencies and the U.S. Department of Education. Clients may be lost due to merger, business failure, or conversion to a competing processor or to an in-house system. Our business with government clients is subject to various risks, including the reduction or modification of contracts due to changing government needs and requirements. Government contracts, by their terms, generally can be terminated for convenience by the government, which means that the government may terminate the contract at any time, without cause.
Our five largest clients accounted for approximately 15%, 14% and 13% of our fiscal years 2005, 2004 and 2003 revenues, respectively. Our largest client, the Department of Education, represented approximately 5%, 5% and 4% of our consolidated revenues for fiscal years 2005, 2004 and 2003, respectively.
Geographic information
Over 97% of our consolidated revenues for fiscal years 2005, 2004 and 2003 were derived from domestic clients. As of June 30, 2005 and 2004, approximately 93% and 94% of our long-lived assets, respectively, were located in the United States. Of our long-lived assets located outside the United States, the largest concentration is in Mexico, with approximately 1.6% and 1.5% of our total long-lived assets as of June 30, 2005 and 2004, respectively. Please see “Risks Related to Our Business” for a discussion of the risks associated with our international operations.
Competition
The markets for our services are intensely competitive and highly fragmented. We believe our competitive advantage comes from our use of world-class technology, subject matter expertise, process reengineering skills, proprietary software, global production model, productivity-based compensation and the price of services.

We compete in the commercial market by offering value added business process outsourcing, information technology outsourcing and system integration services. The competition for our commercial outsourcing services is primarily the in-house departments performing the function we are seeking to outsource, as well as Accenture, Computer Sciences Corp., Electronic Data Systems Corporation (“EDS”), Hewitt, IBM, Perot Systems, and other providers. We may be required to purchase technology assets from prospective clients or to provide financial assistance to prospective clients in order to obtain their contracts. Many of our competitors have substantially greater resources and thus, may have a greater ability to obtain client contracts where sizable asset purchases, investments or financing support are required.
We compete in the government market by offering a broad range of business process outsourcing services and information technology outsourcing services. Competition in the government market is fragmented by line of services and we are a leading provider in most of the areas we serve. Competition in the government market is primarily Accenture, Convergys, EDS, IBM, JP Morgan, Maximus, Roper Industries, Tier Technologies, and Unisys Corp.
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
In the future, competition could continue to emerge from large computer hardware or software providers as they shift their business strategy to include services. Competition has also emerged from European and Indian service providers seeking to expand into our markets and from large consulting companies seeking operational outsourcing opportunities.
Employees
We believe that our success depends on our continuing ability to attract and retain skilled technical, marketing and management personnel. As of June 30, 2005, we had approximately 52,000 employees, including approximately 38,000 employed domestically, with the balance employed in our international operations. Of the domestic employees, approximately 200 are represented by a union. Approximately 1,700 of our international employees are represented by unions, primarily in Mexico. Approximately 450 of our European employees are subject to collective bargaining agreements. Employment arrangements for our international employees are often governed by works or labor council arrangements. We have had no work stoppages or strikes by our employees. Management considers its relations with employees and union officials to be good. Please see “Risks Related to Our Business” for a discussion of the risks associated with our international operations.
As of June 30, 2005, approximately 38,000 domestic and international employees provide services to our commercial clients and approximately 14,000 of primarily domestic employees provide services to our government clients.
Certifications and Governance
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
We have included the CEO and CFO certifications required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as Exhibits 31.1 and 31.2, respectively, to this fiscal year 2005 Annual Report on Form 10-K filed with the SEC. Also, the required Annual CEO Certification regarding our compliance with the corporate governance listing standards of the New York Stock Exchange (“NYSE”) was submitted to the NYSE on November 5, 2004, as required by Section 303A.12(a) of the NYSE’s listing rules.

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
ITEM 2. PROPERTIES
As of June 30, 2005, we have approximately 413 locations in the United States, of which 173 locations are occupied by Commercial operations, 240 locations are occupied by Government operations, and our company-owned facility in Dallas, Texas, which is occupied by primarily Commercial and Corporate functions. We also have 56 locations in 23 other countries, of which 51 locations are occupied by Commercial operations and 5 locations are occupied by Government operations. In addition, we also have employees in client-owned locations. We own approximately 1.1 million square feet of real estate space and lease approximately 8.2 million square feet. The leases expire from calendar years 2005 to 2018 and we do not anticipate any significant difficulty in obtaining lease renewals or alternate space. Our executive offices are located in Dallas, Texas at a company-owned facility of approximately 630,000 square feet, which also houses a host data center and other operations. We believe that our current facilities are suitable and adequate for our business.
ITEM 3. LEGAL PROCEEDINGS
One of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery — Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. Our revenue from the contracts that we believe to be the focus of the DOJ’s inquiry was approximately $17.2 million for the fiscal year ended June 30, 2004, representing approximately 0.4% of our revenue for fiscal year 2004. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation (“ManTech”); however, we have agreed to indemnify ManTech with respect to this DOJ investigation. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.
Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. We believe that the inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio but may also extend to the conduct of ACS SLS and Tier with respect to the bidding process for child support contracts in certain other states. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $43.5 million, $67 million and $40.6 million in fiscal years 2005, 2004 and 2003, respectively, representing approximately 1%, 1.6% and 1.1% of our fiscal years 2005, 2004 and 2003 revenues, respectively. Our teaming arrangement with Tier also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 0.9%, 1% and 1.3% of our total fiscal years 2005, 2004 and 2003 revenues, respectively. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ, the SEC and DOL to produce documents in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. We anticipate that we may receive additional subpoenas for information in other Florida Workforce regions as a result of the AWI report issued in January 2004.
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
PART II
ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is traded on the New York Stock Exchange under the symbol “ACS.” The following table sets forth the high and low sales prices of our Class A common stock for the last two fiscal years as reported on the NYSE.

Fiscal year ended June 30, 2005	High	Low
First Quarter	$57.84	$49.11

Second Quarter	61.23	52.31

Third Quarter	60.82	49.52

Fourth Quarter	53.86	45.81

Fiscal year ended June 30, 2004

First Quarter	54.36	42.10

Second Quarter	55.08	45.89

Third Quarter	57.96	47.72

Fourth Quarter	55.16	46.01
On September 8, 2005, the last reported sales price of our Class A common stock as reported on the NYSE was $52.74 per share. As of that date, there were approximately 119,000 record holders of our Class A common stock and one record holder of our Class B common stock.
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
Under the terms of our unsecured revolving Credit Facility and Senior Notes (defined below), we are allowed to pay cash dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant. We intend to retain earnings for use in the operation of our business and, therefore, did not pay cash dividends in the fiscal years ended June 30, 2005, 2004 and 2003 and do not anticipate paying any cash dividends in the foreseeable future.
The following table summarizes certain information related to our stock option and employee stock purchase plans.

Number of securities
remaining available for
	Number of securities			future issuance under
	to be issued upon			equity compensation plans
	exercise of		Weighted average	(excluding securities
	outstanding options,		exercise price of	reflected in initial
	warrants and rights		outstanding options,	column)
Plan Category	as of June 30, 2005		warrants and rights	as of June 30, 2005

Equity compensation plans approved by security shareholders
Stock options	15,356,700	(1)	$39.61	1,736,141	(2)
Employee stock purchase plan	N/A		N/A	1,197,493
Equity compensation plans not approved by security shareholders	—		—	—

Total	15,356,700		$39.61	2,933,634

(1)	These plans consist of the 1988 Stock Option Plan and the 1997 Stock Incentive Plan. No additional shares can be issued under the 1988 Stock Option Plan. Upon exercise the holder is entitled to receive Class A common stock.

(2)	Under our 1997 Stock Incentive Plan, as authorized by our shareholders pursuant to our November 14, 1997 Proxy Statement, the number of shares of our Class A common stock available for issuance is subject to increase by approval of our Board of Directors pursuant to a formula that limits the number of shares optioned, sold, granted or otherwise issued under the 1997 Stock Incentive Plan to current employees, consultants and non-employee directors to no more than 12.8% of our issued and outstanding shares of common stock. Consequently, any share repurchases (as discussed below) reduce the number of options to purchase shares that we may grant under the 1997 Stock Incentive Plan.
On February 27, 2004, we completed the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Convertible Notes”). Holders of 99.9% of all the outstanding Convertible Notes converted their Convertible Notes to 23.0234 shares of our Class A common stock per $1,000 principal amount of Convertible Notes in accordance with the procedures specified in the related indenture governing the Convertible Notes. As the result of such conversions, approximately 7.3 million shares of our Class A common stock were issued to such noteholders at the conversion price of $43.44 per share. The remaining Convertible Notes were redeemed in cash at 101.4% of the principal amount, resulting in a cash redemption of $269,000.
Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase programs from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our existing revolving Credit Facility. As of June 30, 2005, we had repurchased approximately 19.9 million shares at a total cost of approximately $994 million and reissued 0.7 million shares for proceeds totaling $33.1 million to fund contributions to our employee stock purchase plan and 401(k) plan. We have not repurchased any shares subsequent to June 30, 2005.

Repurchase activity for the quarter ended June 30, 2005 was as follows. Please refer to the discussion above for the cumulative repurchases under our share repurchase programs.

			Total number of	Maximum number (or
			shares purchased	approximate dollar
	Total number	Average	as part of publicly	value) of shares that
	of shares	price paid per	announced plans	may yet be purchased under
Period	purchased	share	or programs	the plans or programs

Inception through March 31, 2005	17,438,714	$50.14	17,438,714	$375,681,777

April 1 — April 30, 2005	250,000	48.30	250,000	363,606,502
May 1 — May 31, 2005	1,930,800	48.05	1,930,800	270,832,433
June 1 — June 30, 2005	295,000	50.25	295,000	256,010,038

Total — Quarter ended June 30, 2005	2,475,800	48.34	2,475,800	256,010,038

Inception through June 30, 2005	19,914,514	$49.91	19,914,514	$256,010,038

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. Please see the discussions, “Significant Developments — Fiscal years 2005, 2004 and 2003,” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the more significant events, including business combinations, that impact comparability, as well as the Notes to our Consolidated Financial Statements. All share and per share information is presented giving effect to the two-for-one stock split of our Class A and Class B common shares implemented in the form of a 100% stock dividend that occurred February 22, 2002 (in thousands, except per share amounts).

	As of and for the year ended June 30,
	2005(b)	2004(c)	2003	2002(d)	2001(f)

Results of Operations Data:
Revenues (a)	$4,351,159	$4,106,393	$3,787,206	$3,062,918	$2,063,559
Operating income	$654, 481	$843,711	$519,281	$400,632	$223,726
Net income	$415,945	$529,843	$306,842	$229,596	$134,292
Earnings per share — diluted	$3.19	$3.83	$2.20	$1.76	$1.23
Weighted average shares outstanding — diluted (e)	130,382	139,646	143,430	137,464	116,456

Balance Sheet Data:
Working capital	$405,983	$406,854	$422,022	$388,476	$528,563
Total assets	$4,850,838	$3,907,242	$3,698,705	$3,403,567	$1,891,687
Total long-term debt (g) (less current portion)	$750,355	$372,439	$498,340	$708,233	$649,313
Stockholders’ equity	$2,838,428	$2,590,487	$2,429,188	$2,095,420	$885,515

Other Data:
Cash flow from operating activities (h)	$739,348	$476,209	$545,305	$372,014	$141,914

(a)	Revenues from operations divested through June 30, 2004 were $0.6 million, $258 million, $709.5 million, $697.1 million and $692.6 million for fiscal years 2005, 2004, 2003, 2002 and 2001, respectively. Please see the discussion in “Significant Developments — Fiscal Year 2004” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of our Consolidated Financial Statements for a discussion of divestiture activity.

(b)	During fiscal year 2005, we acquired the human resources consulting and outsourcing business of Mellon Financial Corporation. Please see “Significant Developments — Fiscal Year 2005” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to our Consolidated Financial Statements for discussion of significant items which impacted fiscal year 2005 results of operations.

(c)	Please see the discussion in “Significant Developments — Fiscal Year 2004” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to our Consolidated Financial Statements for discussion of significant items which impacted fiscal year 2004 results of operations, including the divestiture of a majority of our Federal business.

(d)	During fiscal year 2002, we acquired Lockheed Martin IMS Corporation and AFSA Data Corporation.

(e)	Please see Item 5 and Note 11 of our Consolidated Financial Statements for a discussion of our share repurchase programs.

(f)	During fiscal year 2001, we had after-tax goodwill amortization expense of $20.7 million which, beginning July 1, 2001, were no longer expensed under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

(g)	During fiscal year 2005, we issued $500 million of Senior Notes (defined below). Please see the discussion in “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 of our Consolidated Financial Statements for discussion of the Senior Notes.

(h)	Please see “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of items affecting fiscal year 2005 and 2004 cash flow from operating activities.

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
General
We derive our revenues from delivering comprehensive business process outsourcing and information technology outsourcing solutions to commercial and government clients. A substantial portion of our revenues is derived from recurring monthly charges to our clients under service contracts with initial terms that vary from one to ten years. We define recurring revenues as revenues derived from services that our clients use each year in connection with their ongoing businesses, and accordingly, exclude software license fees, short-term contract programming and consulting engagements, product installation fees, and hardware and software sales. However, as we add, through acquisition or new service offerings, consulting or other services to enhance the value delivered and offered to our clients which are primarily short-term in nature, we may experience variations in our mix of recurring versus non-recurring revenues. Since inception, our acquisition program has resulted in growth and diversification of our client base, expansion of services and products offered, increased economies of scale and geographic expansion.
2006 Outlook
As a leading provider of both information technology and business process outsourcing services, we believe we are well positioned to benefit from commercial and governmental entities’ demand to outsource non-core, mission-critical back office functions. Demand for commercial business process and information technology outsourcing services is expected to remain healthy during fiscal year 2006. Areas of strong demand in the Commercial segment include human resources outsourcing, finance and accounting outsourcing, customer care and traditional IT outsourcing. We also anticipate an improving demand environment for our government services. In addition to the areas that we have marketed historically, such as government healthcare, municipal services and transportation services and solutions, we also believe that government entities could benefit from our commercial best practices around such areas as human resources outsourcing, customer care and finance and accounting outsourcing. From a geographic perspective, we believe that there will continue to be strong demand in the United States and expect to see more business process outsourcing opportunities in Europe and abroad.

In order to capitalize on the opportunities in these markets, we will make certain investments and reorganizations in our business. We recently completed strategic acquisitions in the human resource outsourcing, customer care and commercial healthcare markets, which should allow us to capitalize on strong demand in these vertical markets. We reorganized our Government segment during fiscal year 2005 to better leverage our government client relationships, multiple service offerings and subject matter experts. During fiscal year 2006, we expect to incur incremental expense of approximately $20 million as we expand our sales organization in the Government segment and Europe, and are building data center capability in Eastern Europe.
Also during the first quarter of fiscal year 2006, we announced that we had reached an agreement to acquire a division of a Switzerland-based company which provides integrated solutions that automate revenue collection in the areas of fare collection, airport parking and tolls. As discussed below in Subsequent Events, we believe this acquisition will expand our portfolio in the transit and parking payment markets and international transportation services industry.
Significant Developments — Fiscal Year 2005
New Business
During fiscal year 2005, we signed contracts with new clients and incremental business with existing clients representing $700.2 million of annualized recurring revenue and approximately $3.3 billion in estimated total contract value. The Commercial segment contributed 74% of the new contract signings (based on annual recurring revenues), including contracts with Nextel Partners to provide expanded customer care services and Chubb & Sons Corporation to provide information technology and human resource services. The Government segment contributed 26% of the new contract signings (based on annual recurring revenues), including contracts with the State of Texas to support the statewide roll-out of the Medicaid Primary Care Case Management, Center for Medicare and Medicaid Services for the Medicare-approved Transitional Assistance Card for Long Term Care Residents, and New Jersey’s Child Support Program to provide payment processing and debit card services. There are no third party standards or requirements governing the calculation of new business signings or total contract value. We define new business signings as recurring revenue from new contracts, including the incremental portion of renewals, signed during the period and represents the estimated first twelve months of revenue to be recorded under that contract after full implementation. We use new business signings as a measure of estimated recurring revenues represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. We define total contract value as the estimated total revenues from contracts signed during the period and represents estimated total revenue over the term of the contract. We use total contract value as an additional measure of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. Revenues for both new business signings and total contract value are measured under GAAP.
Acquisitions
In May 2005, we completed the acquisition of the human resources consulting and outsourcing businesses of Mellon Financial Corporation (“Mellon”). The Acquired HR Business provides consulting services, benefit plan administration services, and multi-scope HR outsourcing services. The transaction was valued at approximately $405 million, plus related transaction costs and was funded from borrowings under our Credit Facility (as defined in “Liquidity and Capital Resources”). The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, May 1, 2005.
The integration of the Acquired HR Business is expected to occur primarily during the first three quarters of fiscal year 2006. The integration includes the elimination of redundant facilities, marketing and overhead costs, and the consolidation of processes from the historical cost structure of the acquired Mellon organization. Such savings will begin to be realized beginning on the date of the acquisition and continue to ramp during fiscal year 2006. During this period, we anticipate spending $0.05 to $0.06 per diluted share related to integration activities for the Acquired HR Business, primarily related to costs incurred to consolidate processes. In addition to the anticipated costs that will be expensed in fiscal 2006, the liabilities recorded at closing for the Acquired HR Business include $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” From the acquisition date through June 30, 2005, $1.8 million in involuntary employee termination payments have been made and charged against this liability. We anticipate that substantially all of this liability will be paid to involuntarily terminated employees by the end of fiscal year 2006. As a result of this acquisition, included in our fiscal year 2006 guidance was $0.04 to $0.06 cents per share of accretion related to this acquisition, net of the integration costs discussed above.

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
In August 2004, we acquired BlueStar Solutions, Inc. (“BlueStar”), an information technology outsourcer specializing in applications management of packaged enterprise resource planning and messaging services. The transaction was valued at approximately $73.5 million, plus related transaction costs. The transaction value includes $6.4 million attributable to the 9.2% minority interest we held in BlueStar prior to the acquisition; therefore, the net purchase price was approximately $67.1 million. Of this amount, approximately $61 million was paid to former BlueStar shareholders by June 30, 2005 and was funded from borrowings under our credit facilities and cash on hand. The remaining purchase price of approximately $6 million will be paid in the first quarter of fiscal year 2006. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, August 26, 2004.
In July 2004, we acquired Heritage Information Systems, Inc. (“Heritage”). Heritage provides clinical management and pharmacy cost containment solutions to 14 state Medicaid programs, over a dozen national commercial insurers and Blue Cross Blue Shield licensees and some of the largest employer groups in the country. The transaction was valued at approximately $23.1 million plus related transaction costs, excluding contingent consideration of up to $17 million maximum based upon future financial performance, and was funded from borrowings under our Prior Facility (as defined in “Liquidity and Capital Resources”) and cash on hand. During fiscal year 2005, we accrued $6.3 million of contingent consideration, which was earned during the year. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, July 1, 2004.
We completed two other small acquisitions in fiscal year 2005, which are included in our Government segment.
Government Healthcare Contract
In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). Prior to DHHS’ award of the contract, our proposal was reviewed and approved by the State of North Carolina’s Information Technology Services group and the Federal Center for Medicare and Medicaid Services. Two competitors protested the contract award. In considering the protests, DHHS again reviewed our proposal and determined that our technical solutions did, in fact, comply with all technical requirements and denied the protests on June 3, 2004. EDS protested the denial. On January 12, 2005, an administrative law judge made a non-binding recommendation to sustain EDS’ protest of the contract between us and the DHHS. Notwithstanding the reviews, approvals, and decisions in awarding the contract and in considering the protests, the administrative law judge based his recommendation on his assessment that our technical solution did not fully comply with the DHHS technical standards for proposals. The non-binding recommendation was issued to the North Carolina State Chief Information Officer (“CIO”), Office of Technology Services. We, DHHS and EDS each presented written arguments to the CIO. A hearing was held before the CIO on March 15, 2005 during which each of the parties presented oral arguments. On April 28, 2005, the CIO issued a decision in favor of the DHHS and us as to the issues of: (i) the sufficiency of our technical solution, (ii) our satisfaction of RFP requirements relative to our integrated testing facility, and (iii) whether the State’s evaluation was consistent with the RFP’s evaluation criteria. However, his ruling also found insufficient evidence or argument had been submitted to address three other issues raised by EDS in its initial protest filing. Therefore, the CIO has directed that a hearing be conducted on the issues of whether (a) our proposal complied with RFP requirements relative to experience of proposed key personnel; (b) our proposal complied with RFP requirements for pricing; and (c) any perceived price advantage is illusory and in any event was miscalculated by DHHS. EDS subsequently waived its right to a hearing before the CIO on these three remaining issues and, on May 18, 2005, EDS appealed the CIO’s decision to Wake County Superior Court. It is anticipated that a hearing will be held in October 2005. We intend to vigorously pursue affirmation of DHHS’ contract award. DHHS has instructed us to continue performance of our services under the contract.

Credit Arrangements
On June 6, 2005, we completed a public offering of $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively the “Senior Notes”). The net proceeds from the offering of approximately $496 million, after deducting underwriting discounts, commissions and expenses, were used to repay a portion of the outstanding balance of our Credit Facility (defined below), part of which was incurred in connection with the acquisition of the human resources consulting and outsourcing businesses of Mellon Financial Corporation.
On October 27, 2004, we entered into a $1.5 billion, Five Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, and a syndication of 19 other lenders (the “Credit Facility”). Proceeds from advances under the Credit Facility were used for general corporate purposes, to fund acquisitions and for repurchases under our share repurchase programs.
See “Liquidity and Capital Resources” for further discussion of our credit arrangements.
Share Repurchases
During fiscal year 2005, we purchased approximately 4.9 million shares under our share repurchase programs for approximately $250.8 million and reissued 0.6 million shares for proceeds totaling $28.5 million to fund contributions to our employee stock purchase plan and 401(k) plan. See “Liquidity and Capital Resources” for further discussion of our share repurchase programs.
Subsequent Events
In July 2005, we acquired LiveBridge, Inc., a customer care service provider primarily serving the financial and telecommunications industries, for approximately $32 million plus contingent consideration of up to $32 million based upon future financial performance. The acquisition was funded with cash on hand and borrowings under our Credit Facility. We believe this acquisition will expand our customer care operations and extend our global capabilities to include Canada and Argentina.
In August 2005, we reached an agreement to acquire the Transport Revenue division of Ascom AG, a Switzerland-based communications company (“Transport Revenue”), for approximately $100 million. The acquisition will be funded through borrowings on our Credit Facility. Transport Revenue consists of three business units: transit, parking and toll collection with offices across nine countries. We believe this acquisition will expand our portfolio in the transit and parking payment market and the international transportation services industry. Transport Revenue will also add toll collection customers to our existing client base. As a result of international regulatory and local approvals, this transaction is not expected to close until the second quarter of fiscal year 2006.

Significant Developments — Fiscal Year 2004
New Business
During fiscal year 2004, we signed contracts with new clients and increased business with existing clients representing $621.5 million of annual recurring new revenue, which included $25.2 million related to a majority of the Federal business sold in November 2003 (the “Divested Federal Business”). The estimated total contract value of these contracts excluding the Divested Federal Business was $3.3 billion. Excluding the $25.2 million related to the Divested Federal Business, the Commercial segment contributed 70% of new business signings, including contracts with McDonald’s Corporation to provide information technology services, The Goodyear Tire and Rubber Company to provide human resources support and services and General Electric to provide finance and accounting services. Excluding the $25.2 million related to the Divested Federal Business, the Government segment contributed 30% of new business signings, including new contracts with the U. S. Department of Education to provide comprehensive loan servicing, consolidation loan processing, debt collection and portfolio management services, and the North Carolina Department of Health and Human Services to replace and operate the North Carolina Medicaid Management Information System.
Acquisitions
In November 2003, we acquired Lockheed Martin Corporation’s commercial information technology outsourcing business. With this acquisition, we acquired four U.S. data centers, approximately 1,000 employees, and a diverse client base representing the manufacturing, automotive, retail, financial services, and communications industries. The transaction was valued at $107 million less a working capital settlement of $6.9 million, plus related transaction costs. The operating results of the acquired business are included in our financial statements primarily in the Commercial segment from the effective date of the acquisition, November 1, 2003.
In January 2004, we completed the acquisition of Patient Accounting Services Center, LLC (“PASC”), a provider of revenue cycle management for healthcare providers, including billing, accounts receivables, and collection services. The transaction was valued at approximately $94.9 million, excluding contingent consideration of a maximum of $25 million based on future financial performance, plus related transaction costs. No payments were made related to the contingent consideration provision, which expired in January 2005. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 3, 2004.
In February 2004, we completed the acquisition of Truckload Management Services, Inc. (“TMI”), an expedited document processing and business process improvement services provider for the trucking industry. The transaction was valued at approximately $28.1 million, excluding contingent consideration of a maximum of $14 million based upon future financial performance, plus related transaction costs. During fiscal year 2005, we paid $6.8 million of contingent consideration, which was earned during the year. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, February 1, 2004.
In April 2004, we acquired etravelexperts, LLC, a provider of electronic ticket fulfillment and related customer care for the airline industry and travel websites. The transaction was valued at approximately $17.2 million, excluding contingent consideration of a maximum of $5.8 million based upon future financial performance, plus related transaction costs. During fiscal year 2005, we paid $5.8 million of contingent consideration, which was earned during the year. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, April 1, 2004.
We completed one other small acquisition in fiscal year 2004, which is included in our Government segment.
Divestitures
In November 2003, we completed the sale of the Divested Federal Business to Lockheed Martin Corporation for approximately $649.4 million, which included a cash payment of $586.5 million at closing and $70 million payable pursuant to a five-year non-compete agreement, less a working capital settlement of $7.1 million paid in the third quarter of fiscal year 2004. Assets sold were approximately $346.8 million and liabilities assumed by Lockheed Martin Corporation were approximately $67.9 million, both of which were primarily in the Government segment. We recognized a pretax gain of $285.3 million ($182.3 million, net of income tax) in fiscal year 2004. We incurred $9.8 million ($6.2 million, net of income tax) for compensation costs associated with former Federal employees, which is reflected in wages and benefits. The after tax proceeds from the divestiture were generally used to pay down debt, fund the acquisitions of Lockheed Martin Corporation’s commercial information technology outsourcing business, Patient Accounting Services Center, LLC, Truckload Management Services, Inc. and etravelexperts, LLC, and fund our share repurchase programs. Revenues from the Divested Federal Business, which are primarily included in the Government segment, were approximately $237.7 million and $680.1 million for fiscal years 2004 and 2003, respectively. This divestiture excluded, among others, our Department of Education relationship, which during fiscal year 2004 had revenues of approximately $199 million. Additionally, our Commercial and Government operations will continue to serve as a subcontractor on portions of the Divested Federal Business.
In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship (“Hanscom”) to ManTech International Corporation (“ManTech”) for $6.5 million in cash. We recognized a pretax gain of $5.4 million ($3.4 million, net of income tax) for this transaction. For the Hanscom Air Force Base contracts, we reported revenue in our Government segment of approximately $0.4 million, $17.2 million and $25.2 million for fiscal years 2005, 2004 and 2003, respectively. We have agreed to indemnify ManTech with respect to the Department of Justice (“DOJ”) investigation related to purchasing activities at Hanscom during the period 1998-2000 (see Item 3. Legal Proceedings for further discussion). In the fourth quarter of fiscal year 2004, we sold an additional small contractual relationship to ManTech. We reported revenue in our Government segment of approximately $0.2 million, $3.1 million and $4.2 million for the years ended June 30, 2005, 2004 and 2003, respectively, for this contract.
The sales of the Divested Federal Business to Lockheed Martin Corporation and the contracts sold to ManTech International Corporation now allow us to focus on our business process and information technology outsourcing service offerings in the commercial, state and local, and Federal education and healthcare markets.
U.S. Department of Education
In November 2003, the U.S. Department of Education awarded us the Common Services for Borrowers contract. This contract includes comprehensive loan servicing, consolidation loan processing, debt collection and portfolio management services. The new, five-year base contract replaced our then existing contract with the Department of Education and will integrate a number of services, which will allow the Department of Education to increase service quality while saving overall program costs. The contract is estimated at more than $1 billion in revenue over the five-year period and was effective January 1, 2004. The contract also includes provisions for five one-year extensions.
Commercial Contract
On May 17, 2004, we announced that our outsourcing agreement with Gateway, Inc. was being terminated as a result of Gateway’s March 2004 acquisition of eMachines, Inc., which significantly changed its business strategy. The transition of the majority of the outsourcing operations back to Gateway occurred by the end of the first quarter of our fiscal year 2005. The outsourcing agreement contributed approximately $22.5 million and $47.4 million in revenue during fiscal years 2005 and 2004, respectively. Concurrent with the termination of our outsourcing relationship with Gateway, we also terminated our obligation to purchase products and services from Gateway (see “Liquidity and Capital Resources — Disclosures About Contractual Obligations and Commercial Commitments”).
Convertible Notes
On February 27, 2004, we completed the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Convertible Notes”). Holders of 99.9% of all the outstanding Convertible Notes converted their Convertible Notes to 23.0234 shares of our Class A common stock per $1,000 principal amount of Convertible Notes in accordance with the procedures specified in the related indenture governing the Convertible Notes. As the result of such conversions, approximately 7.3 million shares of our Class A common stock were issued to such noteholders at the conversion price of $43.44 per share. The remaining Convertible Notes were redeemed in cash at 101.4% of the principal amount, resulting in a cash redemption of $269,000.
Government Healthcare Contract
In 2001, we were awarded a contract by the Georgia Department of Community Health (“DCH”) to develop, implement and operate a system to administer health benefits to Georgia Medicaid recipients as well as state government employees (the “Georgia Contract”). This system development project was large and complex and anticipated the development of a system that would process both Medicaid and state employee claims. The Medicaid phase of this project was implemented on April 1, 2003. Various disputes arose because of certain delays and operational issues that were encountered in this phase. During the second quarter of fiscal year 2004, in connection with a settlement in principle, we recorded a $6.7 million reduction in revenue resulting from the change in our percentage-of-completion estimates primarily as a result of the termination of Phase II of the contract, a charge of $2.6 million to services and supplies associated with the accrual of wind-down costs associated with the termination of Phase II and an accrual of $10 million in other operating expenses to be paid to DCH pursuant to the settlement which was paid in the first quarter of fiscal year 2005. On July 21, 2004, we entered into a definitive settlement agreement with DCH to settle these disputes. The terms of the definitive settlement, which were substantially the same as those announced in January 2004, include the $10 million payment by us to DCH; a payment by DCH to us of $9 million in system development costs; escrow of $11.8 million paid by DCH, with $2.4 million of the escrowed funds to be paid to us upon completion of an agreed work plan ticket and reprocessing of July 2003 — June 2004 claims, and the remaining $9.4 million of escrowed funds to be paid to us upon final certification of the system by the Center for Medicare/Medicaid Services (“CMS”), the governing Federal regulatory agency; cancellation of Phase II of the contract; and an agreement to settle outstanding operational invoices resulting in a payment to us of over $8.2 million and approximately $7 million of reduction in such invoices. In April 2005, CMS certified the system effective as of August 1, 2003. DCH has requested funding level information from CMS for the period from the system implementation date, April 1, 2003, through July 31, 2003. We will begin discussions with DCH regarding distribution of the $9.4 million in escrow funds related to system certification when DCH receives the relevant information from CMS. Our work related to the remaining $2.4 million in escrow is continuing.
Other
On August 13, 2004, we entered into a settlement agreement with former employees of Gibraltar Savings Association and/or First Texas Savings Association, whereby we paid $10 million in cash in August 2004 to settle in full their claims against us. We accrued the $10 million related to this settlement in other operating expenses in the fourth quarter of fiscal year 2004.
Significant Developments — Fiscal Year 2003
New Business
During fiscal year 2003, we signed contracts with new clients and increased business with existing clients representing $701 million of annual recurring new revenue, which included $56.4 million related to the Divested Federal Business. The estimated total contract value of these contracts excluding the Divested Federal Business was $3.4 billion. The Commercial segment contributed 45% of new business signings, including new contracts with Motorola to provide human resource outsourcing services and Ingram Micro to manage their IT infrastructure. The Government segment contributed 55% of new business signings, including new contracts with the Texas Health and Human Services Commission to provide fiscal agent and administrative services and New Jersey E-ZPass to provide electronic toll collection services.
Acquisitions
In January 2003, we acquired CyberRep, Inc. (“CyberRep”), which is included in our Commercial segment. CyberRep provides customer care and customer relationship management services for the telecommunications, wireless communications, technology, and consumer products industries. The transaction was valued at approximately $42 million, excluding contingent consideration of a maximum of $3 million based upon future financial performance, plus transaction costs. During fiscal year 2004, we paid $3 million of contingent consideration, which was earned during the year. CyberRep’s operating results are included in our consolidated financial statements from the effective date of the acquisition, January 1, 2003.
We completed four other small acquisitions during fiscal year 2003, all of which were included in our Government segment.

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
Consolidated

	Year ended June 30,				Year ended June 30,
	2005	2004	$ Growth	Growth %	2004	2003	$ Growth	Growth %
Total Revenues	$4,351,159	$4,106,393	$244,766	6%	$4,106,393	$3,787,206	$319,187	8%
Less: Divestitures	(589)	(258,037)	257,448		(258,037)	(709,512)	451,475

Adjusted	$4,350,570	$3,848,356	$502,214	13%	$3,848,356	$3,077,694	$770,662	25%

Acquired revenues	$398,427	$44,977	$353,450	9%	$259,596	$668	$258,928	8%
Internal revenues	3,952,143	3,803,379	148,764	4%	3,588,760	3,077,026	511,734	17%

Total	$4,350,570	$3,848,356	$502,214	13%	$3,848,356	$3,077,694	$770,662	25%

Commercial

	Year ended June 30,				Year ended June 30,
	2005	2004	$ Growth	Growth %	2004	2003	$ Growth	Growth %
Total Revenues (a)	$2,175,087	$1,678,364	$496,723	30%	$1,678,364	$1,242,908	$435,456	35%
Less: Divestitures	—	(6,915)	6,915		(6,915)	(30,172)	23,257

Adjusted	$2,175,087	$1,671,449	$503,638	30%	$1,671,449	$1,212,736	$458,713	38%

Acquired revenues	$365,711	$44,977	$320,734	19%	$228,763	$—	$228,763	19%
Internal revenues	1,809,376	1,626,472	182,904	11%	1,442,686	1,212,736	229,950	19%

Total	$2,175,087	$1,671,449	$503,638	30%	$1,671,449	$1,212,736	$458,713	38%

Government

	Year ended June 30,				Year ended June 30,
	2005	2004	$ Growth	Growth %	2004	2003	$ Growth	Growth %
Total Revenues (b)	$2,176,072	$2,428,029	$(251,957)	(10)%	$2,428,029	$2,544,298	$(116,269)	(5)%
Less: Divestitures	(589)	(251,122)	250,533		(251,122)	(679,340)	428,218

Adjusted	$2,175,483	$2,176,907	$(1,424)	—%	$2,176,907	$1,864,958	$311,949	17%

Acquired revenues	$32,716	$—	$32,716	2%	$30,833	$668	$30,165	2%
Internal revenues	2,142,767	2,176,907	(34,140)	(2)%	2,146,074	1,864,290	281,784	15%

Total	$2,175,483	$2,176,907	$(1,424)	—%	$2,176,907	$1,864,958	$311,949	17%

(a)	The Commercial segment includes revenues from operations divested through June 30, 2004 of $6.9 million and $30.2 million for fiscal years 2004 and 2003, respectively.

(b)	The Government segment includes revenues from operations divested through June 30, 2004 of $0.6 million, $251.1 million and $679.3 million for fiscal years 2005, 2004 and 2003, respectively.

Results of Operations
The following table sets forth certain items from our Consolidated Statements of Income expressed as a percentage of revenues. Please refer to the comparisons below for discussion of items affecting these percentages.

	Percentage of Revenues
	Year ended June 30,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Wages and benefits	42.9	43.6	45.3
Services and supplies	24.0	26.5	26.3
Rent, lease and maintenance	11.6	10.1	9.3
Depreciation and amortization	5.4	4.5	4.0
Gain on sale of business	—	(6.9)	—
Other operating expenses	1.1	1.7	1.4

Total operating expenses	85.0	79.5	86.3

Operating income	15.0	20.5	13.7

Interest expense	0.4	0.4	0.6
Other non-operating expense (income), net	(0.1)	(0.1)	0.1

Pretax profit	14.7	20.2	13.0

Income tax expense	5.1	7.3	4.9

Net income	9.6%	12.9%	8.1%

Comparison of Fiscal Year 2005 to Fiscal Year 2004
Revenues
Revenue increased $244.8 million, or 6%, to $4.4 billion in fiscal year 2005 from $4.1 billion in fiscal year 2004. Revenues related to the Divested Federal Business and the contracts sold to ManTech (collectively the “2004 Divestitures”) were $0.6 million and $258 million for the year ended June 30, 2005 and 2004, respectively. Excluding the impact of the revenues related to the 2004 Divestitures, revenues increased $502.2 million to $4.4 billion in fiscal year 2005 from $3.8 billion in fiscal year 2004, or 13%. Internal revenue growth, excluding the impact of the revenues related to the 2004 Divestitures, for fiscal year 2005 was 4%. The remainder of the growth was related to acquisitions.
Internal revenue growth for fiscal year 2005 was impacted by the following items: (1) the termination of the Gateway and Roadway contracts in our Commercial segment, which accounted for approximately $23.3 million and $86.3 million of revenue in fiscal years 2005 and 2004, respectively. The Gateway contract was effectively terminated during the first quarter of fiscal year 2005 as a result of Gateway’s acquisition of eMachines, Inc., which significantly changed its business strategy. The Roadway contract was terminated at the end of fiscal year 2004 due to Roadway’s acquisition by Yellow Freight; and (2) HIPAA remediation work and our development work on the Georgia Contract in our Government segment, which together accounted for approximately $3.3 million and $100 million of revenue in fiscal years 2005 and 2004, respectively.
Revenue in our Commercial segment, which represented approximately half of our consolidated revenue for fiscal year 2005, increased $496.7 million, or 30%, to $2.2 billion in fiscal year 2005 compared to fiscal year 2004. Revenues related to the Divested Federal Business included in the Commercial segment were $6.9 million for fiscal year 2004. Excluding the impact of the revenues related to the Divested Federal Business, revenues grew 30% in fiscal year 2005 compared to the same period in fiscal year 2004. Revenue growth from acquisitions was 19% in fiscal year 2005. Internal revenue growth, excluding the impact of the revenues related to the Divested Federal Business, was 11%, due primarily to new business signings on contracts with Nextel, McDonald’s, Chubb & Sons, Hallmark, Goodyear, University of Phoenix, General Electric, General Motors, Scotts Company, Delta Airlines, Queens Medical Center and Northwest Airlines. These increases were partially offset by the loss of the Roadway and Gateway contracts discussed above and decreased revenues in our commercial unclaimed property business. The contracts discussed above collectively represented approximately 80% of our internal revenue growth for the period in this segment.
Revenue in our Government segment, which represented approximately half of our consolidated revenue for fiscal year 2005, decreased $252 million, or 10%, to $2.2 billion in fiscal year 2005 compared to fiscal year 2004. Revenues related to the 2004 Divestitures included in the Government segment were $0.6 million and $251.1 million for fiscal years 2005 and 2004, respectively. Excluding the impact of the revenues related to the 2004 Divestitures, total Government segment fiscal year 2005 revenues were $2.2 billion, which were flat compared to the prior year. Revenue growth from acquisitions was 2% for fiscal year 2005. Internal revenue growth, excluding the impact of the revenues related to the 2004 Divestitures, declined 2%, primarily due to decreases related to the development work on the Georgia Contract and lower HIPAA related revenues discussed above and lower revenues in our government unclaimed property and welfare businesses partially offset by increased revenues on our Texas Medicaid, Department of Education, North Carolina Medicaid, Oklahoma City public safety, New Jersey Department of Human Services, New Jersey E-ZPass, North Carolina seat management, City of Memphis, Bay Area transit, New York payment processing and Georgia e-disbursement contracts. The contracts discussed above collectively represented approximately 84% of the net decline in our internal revenue growth for the period in this segment. Fiscal year 2004 revenue includes a $6.7 million reduction resulting from the change in our percentage-of-completion estimates on the Georgia Contract primarily as a result of the termination of Phase II of the contract, which was recognized in the second quarter of fiscal year 2004.
Operating Expenses
Wages and benefits increased $77.5 million, or 4.3%, to $1.9 billion. As a percentage of revenue, wages and benefits decreased 0.7% to 42.9% in fiscal year 2005 from 43.6% in fiscal year 2004. Included in wages and benefits for fiscal year 2004 are compensation costs associated with former Federal employees of $9.8 million, which were primarily stay bonuses and accelerated option vesting due to the sale of the Divested Federal Business. Excluding these costs, wages and benefits increased $87.3 million, or 4.9%, in fiscal year 2005 (calculated as the $77.5 million increase plus $9.8 million compensation costs, divided by reported wages and benefits costs for fiscal year 2004 less the $9.8 million compensation costs) and therefore decreased 0.3% as a percentage of revenue. The sale of the Divested Federal Business, the acquisition of Lockheed Martin Corporation’s commercial information technology outsourcing business and the new Common Services for Borrowers contract with the Department of Education were responsible for approximately a 1.0% decrease in wages and benefits as a percentage of revenue. The Divested Federal Business, which provided primarily system integration services to the Federal Government and its agencies, had a higher proportion of labor related expense to its revenues. The acquisition of Lockheed Martin Corporation’s commercial information technology outsourcing business has a lower proportion of labor costs as a percentage of revenue than our existing operations. The new Common Services for Borrowers contract also has a lower component of wages and benefits than our other operations due to the use of subcontractors. This decrease was offset by an increase of approximately 0.6% as a percentage of revenue as a result of the acquisition of the Acquired HR Business, which performs human resource business process outsourcing services and consulting services and has a higher component of wages and benefits related to its revenue.
Services and supplies decreased $43.9 million, or 4%, to $1 billion. As a percentage of revenue, services and supplies decreased 2.5% to 24% in fiscal year 2005 from 26.5% in fiscal year 2004. Several factors contributed to the decrease as a percentage of revenue. Lower revenue in our unclaimed property business contributed 1.1% of the decrease as a percentage of revenue and the sale of the Divested Federal Business contributed 0.9% of the decrease as a percentage of revenue, both of which had a higher component of services and supplies than our other ongoing operations; and the $2.6 million of wind-down costs related to the termination of Phase II of the Georgia Contract recorded in the second quarter of fiscal year 2004 contributed 0.1%.
Rent, lease and maintenance increased $86.7 million, or 20.8%, to $503.1 million. As a percentage of revenue, rent, lease and maintenance increased 1.5% to 11.6% in fiscal year 2005 from 10.1% in fiscal year 2004. The impact of the sale of the Divested Federal Business in fiscal year 2004, which primarily provided system integration services to its clients, contributed approximately 0.5% of the increase as a percentage of revenue. These services typically have a lower component of rent, lease and maintenance than information technology outsourcing services, which have higher equipment costs. Approximately 0.3% of the increase as a percentage of revenue was due to growth in our information technology outsourcing business, both from acquisitions, including

Lockheed Martin Corporation’s commercial information technology outsourcing business, and internal growth. Information technology outsourcing services have higher equipment costs than business process outsourcing services.
Depreciation and amortization increased $49 million, or 26.7%, to $232.8 million. As a percentage of revenue, depreciation and amortization increased 0.9%, to 5.4%. The sale of the Divested Federal Business, which had a lower component of depreciation and amortization expense as a percentage of revenue than our ongoing operations due to lower equipment costs, contributed 0.3% of the increase as a percentage of revenue. In addition, depreciation and amortization increased as a percentage of revenue due to the acceleration of $2.3 million intangible asset amortization related to the Gateway contract termination. The remaining increase as a percentage of revenue is due to the impact of capital expenditures and additions to intangible assets necessary to support our new business and acquisitions.
Other operating expense decreased $20.6 million, or 30.8%, to $46.4 million. As a percentage of revenue, other operating expense decreased 0.6%, to 1.1%. Fiscal year 2004 included a $10 million accrual for the settlement with the Georgia Department of Community Health and a $10 million accrual for the settlement with former employees of Gibraltar Savings Association and/or First Texas Savings Association offset by a $5.4 million gain on the sale the Hanscom contracts.
Interest expense
Interest expense increased $1.6 million in fiscal year 2005 compared to fiscal year 2004, primarily as a result of higher interest expense resulting from an increase in the average balance outstanding on our revolving credit facilities used to fund share repurchases and acquisitions, as well as interest expense from the Senior Notes issued in the fourth quarter of fiscal year 2005. This increase was partially offset by the impact of the redemption of our 3.5% Subordinated Convertible Notes in the third quarter of fiscal year 2004.
Income tax expense
Our effective tax rate decreased to 35.1% in fiscal year 2005 from 36.1% in fiscal year 2004. Our effective tax rate is higher than the 35% federal statutory rate primarily due to the effect of state tax expense offset by a prior year divestiture tax benefit of $9.6 million recognized in fiscal year 2005 as well as $4.7 million and $6.1 million of research and development tax credits recognized in fiscal years 2005 and 2004, respectively.
Comparison of Fiscal Year 2004 to Fiscal Year 2003
Revenues
Revenues increased $319.2 million, or 8%, to $4.1 billion in fiscal year 2004 from $3.8 billion in fiscal year 2003. Revenues related to the 2004 Divestitures were $258 million and $709.5 million in fiscal year 2004 and 2003, respectively. Excluding the impact of the revenues related to the 2004 Divestitures, revenues increased from $3.1 billion in fiscal year 2003 to $3.8 billion in fiscal year 2004, or 25%. Revenue in fiscal year 2004 includes a $6.7 million reduction resulting from the change in our percentage-of-completion estimates on the Georgia Contract primarily as a result of the termination of Phase II of the contract, which was recognized in the second quarter of fiscal year 2004. Internal revenue growth, excluding the impact of the revenues related to the 2004 Divestitures, for fiscal year 2004 was 17%. The remainder of the growth was related to acquisitions.
Revenue in our Commercial segment, which represented 41% of consolidated revenue for fiscal year 2004, increased $435.5 million, or 35%, to $1.7 billion in fiscal year 2004 compared to fiscal year 2003. Revenues related to the Divested Federal Business included in the Commercial segment were $6.9 million and $30.2 million in fiscal years 2004 and 2003, respectively. Excluding the impact of the revenues related to the Divested Federal Business, revenues grew 38% in fiscal year 2004 compared to fiscal year 2003. Internal revenue growth, excluding the impact of the revenues related to the Divested Federal Business, was 19% primarily due to the ramp up of new business including, among others, the Motorola, General Motors, Gateway, Ingram Micro, Miller Brewing, Northwest Airlines, and Trilegiant contracts. These contracts collectively represent 74% of the internal growth for the period in this segment. As discussed previously, our Gateway contract has been terminated. The remaining 19% of total revenue growth was from acquisitions.
Revenue in our Government segment, which represented 59% of consolidated revenue for fiscal year 2004, decreased $116.3 million, or 5%, to $2.4 billion in fiscal year 2004 compared to fiscal year 2003. Revenues related to the 2004 Divestitures included in the Government segment were $251.1 million and $679.3 million for fiscal years 2004 and 2003, respectively. Excluding the impact of the revenues related to the 2004 Divestitures, revenues grew 17% in fiscal year 2004 to $2.2 billion from $1.9 billion in fiscal year 2003. Revenue in fiscal year 2004 includes a $6.7 million reduction resulting from the change in our percentage-of-completion estimates on the Georgia Contract primarily as a result of the termination of Phase II of the contract, which was recognized in the second quarter of fiscal year 2004. Internal revenue growth, excluding the impact of the revenues related to the 2004 Divestitures, was 15%, due primarily to increased revenue in our Texas Medicaid, Department of Education, New Jersey E-ZPass, Florida Medicaid, Georgia Healthcare Partnership, Ohio and Illinois child support payment processing contracts, and higher non-recurring revenues related to our government unclaimed property business and HIPAA remediation work. These revenues collectively represent 82% of the internal growth for the period in this segment. The remaining 2% of total revenue growth is from acquisitions.
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
Rent, lease and maintenance expense increased $64.5 million, or 18%, to $416.4 million. As a percentage of revenue, rent, lease and maintenance increased 0.8% to 10.1%. This increase was primarily due to the sale of our Divested Federal Business in fiscal year 2004, which provided primarily system integration services to its clients. These services typically have a lower percentage of rent, lease and maintenance than our information technology services, which have higher equipment costs.
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
Interest Expense
Interest expense decreased $8.2 million to $17 million primarily due to lower average debt outstanding. The lower average outstanding debt was the result of the paydown of our Prior Facility (defined below) with the proceeds from the sale of the Divested Federal Business in the second quarter of fiscal year 2004 and the conversion of our 3.5% Convertible Subordinated Notes in the third quarter of fiscal year 2004, offset by subsequent increases in our Prior Facility resulting from borrowings incurred to fund our share repurchase programs.
Other Non-Operating Expense (Income), net
Other non-operating income in fiscal year 2004 includes an increase of $1.2 million of investment income. Other non-operating expense in fiscal year 2003 includes $3.4 million of write-downs of long-term cost basis investments.

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
Liquidity and Capital Resources
We finance our ongoing business operations through cash flows provided by operating activities and utilize excess cash flows combined with the issuance of debt and equity to finance our acquisition strategy.
Cash Flows
During fiscal year 2005, we generated approximately $739.3 million in cash flows provided by operating activities compared to the fiscal year 2004 amount of approximately $476.2 million. Fiscal year 2005 cash flows provided by operating activities includes a temporary benefit of $75.9 million arising from Mellon Financial Corporation (“Mellon”) funding certain operating expenses of the Acquired HR Business that were not reimbursed to Mellon until July 2005 per the terms of a Transition Services Agreement. Mellon is providing certain accounting, treasury and payroll services for an interim period. As part of these services, Mellon is also paying certain operational costs on our behalf, such as employee related expenses and accounts payable. This agreement and the related timing of payments to Mellon had a favorable impact on our cash flows provided by operating activities for fiscal year 2005 and will continue to impact our cash flows provided by operating activities until the third quarter of fiscal year 2006 upon full integration of the Acquired HR Business employees and related accounting systems. Fiscal year 2005 cash flows provided by operating activities were negatively impacted by the payment of approximately $19.3 million related to the settlement of the interest rate hedges associated with the issuance of the Senior Notes (see Derivatives below). Excluding these items in fiscal year 2005, cash flows provided by operating activities was $682.7 million.
Fiscal year 2004 cash flows provided by operating activities was negatively impacted by a tax payment of approximately $88.1 million related to the gain from the sale of the Divested Federal Business (gross proceeds from the sale of the Divested Federal Business are reflected in cash flows provided by investing activities, but the tax payment related to the sale is presented as a reduction in cash flows provided by operating activities). Excluding this tax payment in fiscal year 2004, cash flows provided by operating activities was $564.3 million.
Excluding the items discussed above, the increase in cash flows provided by operating activities in fiscal year 2005 was primarily a result of increased net income and increased collections on our accounts receivable balances. In fiscal year 2004, cash flows provided by operating activities were adversely impacted by increased receivables related to development work on our Georgia contract, which was substantially completed in the third quarter of fiscal year 2004. We collected billed amounts outstanding related to this development work in fiscal year 2005. The fiscal year 2005 improvement in net income (excluding the fiscal year 2004 Gain on Sale of Business) and accounts receivables was partially offset by increased payments on our accrued liability balances, including the payment of a prior year legal settlement of $10 million (see Significant Developments — Fiscal Year 2004) and the payment of the settlement on the Georgia Contract of $10 million (see Significant Developments — Fiscal Year 2004), as well as the timing of payments related to software used in our information technology outsourcing business, transfer agent fees related to our unclaimed property business and other contract related costs.
Accounts receivable fluctuations may have a significant impact on our cash flows provided by operating activities. The payments received from clients on our billed accounts receivables and the increase in such accounts receivable are reflected as a single component of our cash flows provided by operating activities, and the timing of collections of these receivables may have either a positive or negative impact on our liquidity.
During fiscal year 2005, free cash flow (as defined below) was approximately $450.6 million versus approximately $218.3 million for fiscal year 2004. Fiscal year 2005 free cash flow includes the $75.9 million benefit from May and June operating expense for the Acquired HR Business due to Mellon financing certain operating expenses on a temporary basis (as discussed above) offset by the $19.3 million payment related to the settlement of the interest rate hedges (as discussed above). Excluding these items, fiscal year 2005 free cash flow was $393.9 million. Fiscal year 2004 was negatively impacted by a tax payment of approximately $88.1 million as discussed above. Excluding this $88.1 million tax payment, fiscal year 2004 free cash flow was $306.4 million. Other items impacting the year over year growth of free cash flow are discussed above. Capital expenditures (defined as purchases of property, equipment and software, net) and additions to other intangibles for fiscal year 2005 were $288.7 million, or 6.6% of revenue compared to $258 million, or 6.3% of revenue, in fiscal year 2004.
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
Free cash flow is measured as cash flow provided by operating activities (as reported in our consolidated statements of cash flow), less capital expenditures (purchases of property, equipment and software, net of sales, as reported in our consolidated statements of cash flow) less additions to other intangible assets (as reported in our consolidated statements of cash flows). We believe this free cash flow metric provides an additional measure of available cash flow after we have satisfied the capital expenditure requirements of our operations, and should not be taken in isolation to be a measure of cash flow available for us to satisfy all of our obligations and execute our business strategies. We also rely on cash flows from investing and financing activities which, together with free cash flow, are expected to be sufficient for us to execute our business strategies. Our measure of free cash flow may not be comparable to similarly titled measures of other companies. The following table sets forth the calculations of free cash flow (in thousands):

	Year ended June 30,
	2005	2004	2003
Net cash provided by operating activities (a)	$739,348	$476,209	$545,305
Purchases of property, equipment and software, net	(253,231)	(224,621)	(205,673)
Additions to other intangible assets	(35,518)	(33,329)	(47,967)

Free cash flow (a)	$450,599	$218,259	$291,665

(a)	Fiscal year 2005 net cash provided by operating activities and free cash flow is positively impacted by a $75.9 million benefit of the Acquired HR Business operating expenses funded by Mellon Financial Corporation offset by a payment of $19.3 million related to the settlement of the interest rate hedges. Fiscal year 2004 net cash provided by operating activities and free cash flow includes a tax payment of approximately $88.1 million related to the gain from the sale of the Divested Federal Business.
As discussed and defined in “New Accounting Pronouncements” below, we will adopt SFAS 123(R) July 1, 2005. Under SFAS 123(R), the excess tax benefits from the exercise of stock options which was historically classified as net cash provided by operating activities pursuant to Emerging Issues Task Force Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” will be reported in net cash provided by financing activities after the implementation of SFAS 123(R).
During fiscal year 2005, 2004 and 2003, cash provided by (used in) investing activities was ($922 million), $70.4 million and ($320.1 million), respectively. We used $626.9 million for acquisitions during fiscal year 2005, primarily for the purchase of the Acquired HR Business, Superior and BlueStar. Fiscal year 2004 includes proceeds from the 2004 Divestitures of $583.1 million as well as payments for acquisitions during the period of $251.7 million, including the acquisition of Lockheed Martin’s commercial information technology business, PASC and TMI. Fiscal year 2003 includes $76.8 million of payments for acquisitions, including the acquisition of CyberRep. Cash used for the purchase of property, equipment and software and additions to other intangible assets was $288.7 million in fiscal year 2005, $258 million in fiscal year 2004 and $253.6 million in fiscal year 2003.
During fiscal year 2005, approximately $168.4 million was provided by financing activities. Such financing activities included $496.1 million net proceeds from the issuance of the Senior Notes, offset by repurchases of approximately 4.9 million shares of our common stock pursuant to our share repurchase programs for approximately $250.8 million and net repayments of debt primarily under our credit facilities of $143.7 million. Fiscal year 2004 cash used in financing activities included the repurchase of approximately 15 million shares of our common stock pursuant to our share repurchase programs, offset by net borrowings primarily under our Prior Credit Facility (defined below) of $185.4 million, primarily to fund our share repurchase programs. Fiscal year 2003 cash used in financing activities was primarily related to the paydown of debt.

Senior Notes
On June 6, 2005, we completed a public offering of $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015. Interest on the Senior Notes is payable semiannually. The net proceeds from the offering of approximately $496 million, after deducting underwriting discounts, commissions and expenses, were used to repay a portion of the outstanding balance of our Credit Facility (defined below), part of which was incurred in connection with the acquisition of the Acquired HR Business. We may redeem some or all of the Senior Notes at any time prior to maturity, which may include prepayment penalties determined according to pre-established criteria.
The Senior Notes contain customary covenants including, but not limited to, restrictions on our ability, and the ability of our subsidiaries, to create or incur secured indebtedness, merge or consolidate with another person, or enter into certain sale and leaseback transactions.
Upon the occurrence of certain events of default, the principal of, and all accrued and unpaid interest on, the Senior Notes may be declared due and payable by the trustee, The Bank of New York Trust Company, N.A., or the holders of at least 25% in principal amount of the outstanding Senior Notes. Such events of default include, but are not limited to, payment default, covenant defaults, material payment defaults (other than under the Senior Notes) and voluntary or involuntary bankruptcy proceedings. As of June 30, 2005, we were in compliance with the covenants of our Senior Notes.
Credit Facilities
On October 27, 2004, we entered into a Five Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, as Administrative Agent (“JP Morgan”), and Wells Fargo Bank, National Association, as Syndication Agent, and a syndication of 19 other lenders (the “Credit Facility”). Proceeds from advances under the Credit Facility were used for general corporate purposes, to fund acquisitions and for repurchases under our share repurchase programs. The Credit Facility provides for an unsecured $1.5 billion multi-currency revolving credit and competitive advance facility (fully available in U.S. dollars, Euros or competitive loans in any currency). Multi-currency commitments (available in certain specified currencies other than U.S. dollars or Euros) in an initial aggregate amount of $200 million and swing line loans in an amount up to $150 million are provided under the facility. Subject to affirmation of representations and warranties, status of no default and commitments by willing lenders, the Credit Facility may be increased by up to an additional $300 million. The lending commitments under the Credit Facility are scheduled to terminate October 27, 2009. The terms and rates of the Credit Facility are generally more favorable than those of the Prior Facility (defined below). At the closing of the Credit Facility, we borrowed $316 million under the Credit Facility to pay off and terminate the Prior Facility. In addition, $94 million in letters of credit were issued at closing under the Credit Facility to replace letters of credit outstanding under the Prior Facility.
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
The Credit Facility contains customary covenants including, but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, finance accounts receivables, or sell or transfer assets. The Credit Facility also limits our ability to incur additional indebtedness at the subsidiary level. In addition, we may not permit our consolidated leverage ratio to exceed 2.75 to 1.0 or our consolidated interest coverage ratio to be less than 3.50 to 1.0.
Upon the occurrence of certain events of default, our obligations under the Credit Facility may be accelerated and the lending commitments under the Credit Facility terminated. Such events of default include, but are not limited to, payment default to lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults (other than under the Credit Facility), voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, or change of control. As of June 30, 2005, we were in compliance with the covenants of our Credit Facility.

Simultaneously with entering into the $1.5 billion Credit Facility, we terminated our then existing $875 million revolving credit facility (the “Prior Facility”) on October 27, 2004 and repaid the $316 million outstanding on the Prior Facility with borrowings under the Credit Facility.
Draws made under our credit facilities are made to fund cash acquisitions, share repurchases and for general working capital requirements. During fiscal year 2005, the balance outstanding under our credit facilities for borrowings ranged from $233.9 million to $798.3 million. At June 30, 2005, we had approximately $1.2 billion available on our Credit Facility after giving effect to outstanding indebtedness and $100.9 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our Credit Facility. At June 30, 2005, we had $0.2 billion outstanding on our Credit Facility, which is reflected in long-term debt, and of which substantially all bore interest from 3.61% to 3.72%.
Other credit arrangements
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2005, $269.2 million of outstanding surety bonds and $84.9 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. In addition, we had approximately $16 million of letters of credit which secure our casualty insurance and certain vendor programs. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals.
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
Derivatives
In order to hedge the variability of future interest payments related to our Senior Notes resulting from changing interest rates, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of our Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax expense) is reflected in accumulated other comprehensive income and will be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million amortized over the next 12 months. During fiscal year 2005, we amortized approximately $0.2 million to interest expense. The amount of gain or loss related to hedge ineffectiveness was not material.
Share Repurchase Programs
Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase programs from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our existing revolving Credit Facility. As of June 30, 2005, we had repurchased approximately 19.9 million shares at a total cost of approximately $994 million and reissued 0.7 million shares for proceeds totaling $33.1 million to fund contributions to our employee stock purchase plan and 401(k) plan. We have not repurchased any shares subsequent to June 30, 2005.
Convertible Notes
On February 27, 2004, we completed the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Convertible Notes”). Holders of 99.9% of all the outstanding Convertible Notes converted their Convertible Notes to 23.0234 shares of our Class A common stock per $1,000 principal amount of Convertible Notes in accordance with the procedures specified in the related indenture governing the Convertible Notes. As the result of such conversions, approximately 7.3 million shares of our Class A common stock were issued to such noteholders at the conversion price of $43.44 per share. The remaining Convertible Notes were redeemed in cash at 101.4% of the principal amount, resulting in a cash redemption of $269,000.
Other
At June 30, 2005, we had cash and cash equivalents of $62.7 million compared to $76.9 million at June 30, 2004. Our working capital (defined as current assets less current liabilities) decreased $0.9 million to $406 million at June 30, 2005 from $406.9 million at June 30, 2004. Our current ratio (defined as total current assets divided by total current liabilities) was 1.5 and 1.6 at June 30, 2005 and 2004, respectively. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 21% and 12.6% at June 30, 2005 and 2004, respectively.
In order to conform our stock option program with standard market practice, on February 2, 2005, our Board of Directors approved an amendment to stock options previously granted that did not become exercisable until five years from the date of grant to provide that such options become exercisable on the day they vest. Options granted under both our 1997 Stock Incentive Plan and our 1988 Stock Option Plan generally vest in varying increments over a five year period. It is expected that future option grants will contain matching vesting and exercise schedules. This amendment does not amend or affect the vesting schedule, exercise price, quantity of options granted, shares into which such options are exercisable or life of any award under any outstanding option grant. Therefore, no compensation expense was recorded.
Related Party Transactions
Prior to July 2002, we held a minority preferred stock interest in DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). Our Chairman owns a majority voting interest in DDH and our President and General Counsel, along with our Chairman, were directors of DDH. At June 30, 2002, DDH had a $48 million line of credit with Citicorp USA, Inc. (“Citicorp”), for which we and our Chairman, in exchange for warrants to acquire additional voting stock, acted as partial guarantors. In addition, we obtained access to corporate aircraft at favorable rates in consideration of our guaranty. We had guaranteed up to approximately $11.5 million of the line of credit and our Chairman guaranteed up to approximately $17.5 million of the line of credit.
In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. Our minority preferred stock interest and warrants (with a recorded value of $100,000 at June 30, 2002) in DDH were cancelled. We have no further ownership interest in DDH. Our officers, other than the Chairman, are no longer directors of DDH. As partial consideration for the release of our corporate guaranty, we entered into an agreement to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2005 and 2004, we had $0.6 million and $0.7 million, respectively, remaining in prepaid flights with DDH. During fiscal year 2003, we paid DDH approximately $0.5 million for maintenance services, chartered aircraft and equipment. We made no payments to DDH during fiscal years 2005 and 2004.
During fiscal years 2005, 2004 and 2003, we purchased approximately $9.0 million, $6.4 million and $6.8 million, respectively, of office products and printing services from Prestige Business Solutions, Inc., a supplier owned by our Chairman’s daughter-in-law. These products and services were purchased on a competitive bid basis in substantially all cases. We believe this relationship has allowed us to obtain these products and services at quality levels and costs more favorable than would have been available through alternative market sources.

Disclosures about Contractual Obligations and Commercial Commitments as of June 30, 2005 (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Senior Notes, net of unamortized discount (1)	$499,288	$—	$—	$249,916	$249,372
Long-term debt (1)	244,082	682	—	243,400	—
Capital lease obligations (1)	13,177	5,510	7,147	520	—
Operating leases	680,576	221,020	265,752	107,047	86,757
Purchase obligations	26,621	8,291	16,580	1,750	—

Total Contractual Cash Obligations	$1,463,744	$235,503	$289,479	$602,633	$336,129

		Amount of Commitment Expiration per Period
	Total
	Amounts	Less than			After 5
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	Years

Standby letters of credit	$100,891	$100,891	$—	$—	$—
Surety Bonds	269,206	255,427	13,779	—	—

Total Commercial Commitments	$370,097	$356,318	$13,779	$—	$—

(1)	Excludes accrued interest of $2.6 million at June 30, 2005.
We have entered into various contractual agreements to purchase telecom services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2009, and are included in purchase obligations in the table above.
We expect to contribute between $3.5 million and $4.4 million to our pension plans in fiscal year 2006. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of June 30, 2005. See Critical Accounting Policies and Note 13 of our Consolidated Financial Statements for discussion of our pension plans.
As discussed above, certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2005, outstanding surety bonds of $269.2 million and $84.9 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $16 million of letters of credit secure our casualty insurance and vendor programs. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During fiscal year 2005, 2004 and 2003, we paid $17 million, $10.4 million and $8 million, respectively, related to acquisitions completed in prior years. As of June 30, 2005, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $45.5 million, of which $6.3 million was earned during fiscal year 2005. The $6.3 million has been accrued as of June 30, 2005 and is expected to be paid during the first quarter of fiscal year 2006. Upon satisfaction of the specified contractual criteria, any such payment would result primarily in a corresponding increase in goodwill.
We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the Divested Federal Business. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of June 30, 2005, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time. As discussed in Item 3. Legal Proceedings, we have agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom during the period 1998-2000.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2005, we serviced a FFEL portfolio of approximately 1.6 million loans with an outstanding principal balance of approximately $21.2 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2005 and 2004, other accrued liabilities include reserves which we believe to be adequate.
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
Our policy follows the guidance from SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”). SAB 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements and updates Staff Accounting Bulletin Topic 13 to be consistent with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We recognize revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.
During fiscal year 2005, approximately 73% of our revenue was recognized based on transaction volumes, approximately 14% was fixed fee based, wherein our revenue is earned as we fulfill our performance obligations under the arrangement, approximately 8% was related to cost reimbursable contracts, approximately 3% of our revenue was recognized using percentage-of-completion accounting and the remainder is related to time and material contracts. Our revenue mix is subject to change due to the impact of acquisitions and new business.
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
Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. We recognize revenues for non-refundable, upfront implementation fees over the period between the initiation of the ongoing services through the end of the contract term on a straight-line basis.
Contingencies
We account for claims and contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS 5 requires that we record an estimated loss from a claim or loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.
Our contracts with clients typically span several years. We continuously review and reassess our estimates of contract profitability. If our estimates indicate that a contract loss will occur, a loss accrual is recorded in the consolidated financial statements in the period it is first identified. Circumstances that could potentially result in contract losses over the life of the contract include decreases in volumes of transactions, variances from expected costs to deliver our services, and other factors affecting revenues and costs.
Valuation of goodwill and intangibles
Due to the fact that we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible expense we could incur as a result of an impairment. In addition, in connection with our revenue arrangements, we incur costs to originate contracts and to perform the transition and setup activities necessary to enable us to perform under the terms of the arrangement. We capitalize certain incremental direct costs which are related to the contract origination or transition, implementation and setup activities and amortize them over the term of the arrangement. From time to time, we also provide certain inducements to customers in the form of various arrangements, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth. We continually evaluate whether events and circumstances have occurred that indicate the balance of goodwill or intangible assets may not be recoverable. In evaluating impairment, we estimate the sum of expected future cash flows derived from the goodwill or intangible asset. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.
Pension and post-employment benefits
Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), establishes standards for reporting and accounting for pension benefits provided to employees. In connection with the acquisition of the Acquired HR Business, we assumed pension plans for the Acquired HR Business employees located in Canada and the United Kingdom (“UK”). The Canadian Acquired HR Business has both a funded basic pension plan and an unfunded excess pension plan. The UK pension scheme is a funded plan. These defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period before retirement. We have established June 30 as our measurement date for these defined benefit plans. The net periodic benefit costs for these plans are included in wages and benefits in our consolidated financial statements from the effective date of the acquisition, May 1, 2005.
The measurement of the pension benefit obligation of the plans at the acquisition date was accounted for using the business combination provisions in SFAS 87, therefore, all previously existing unrecognized net gain or loss, unrecognized prior service cost, or unrecognized net obligation or net asset existing prior to the date of the acquisition was included in our calculation of the pension benefit obligation recorded at acquisition.
In addition to these pension plans, we also assumed a post-employment medical plan for Acquired HR Business employees and retirees in Canada. The amount of health care benefits is limited to lifetime maximum and age limitations as described in the plan.
The following table summarizes the weighted-average assumptions used in the determination of our benefit obligation for the year ended June 30, 2005:

	Pension Plans	Other Benefit Plan
Discount rate	5.00% - 5.25%	5.25%
Rate of increase in compensation levels	4.25% - 4.40%	N/A
The following table summarizes the assumptions used in the determination of our net periodic benefit cost for the period from May 1, 2005 through June 30, 2005:

	Pension Plans	Other Benefit Plan
Discount rate	5.25% - 5.75%	5.75%
Long-term rate of return on assets	7.00% - 7.50%	N/A
Rate of increase in compensation levels	4.25% - 4.40%	N/A
Our discount rate is determined based upon high quality corporate bond yields as of the measurement date. The table below illustrates the effect of increasing or decreasing the discount rates by 25 basis points (in thousands):

	Plus .25%	Less .25%
Effect on pension benefit obligation	$4,490	$(4,692)
Effect on service and interest cost	$380	$(399)
We estimate the long-term rate of return on UK and Canadian plan assets will be 7% and 7.5%, respectively, based on the long-term target asset allocation. Expected returns for the following asset classes used in the plans are based on a combination of long-term historical returns and current and expected market conditions.

The UK pension scheme’s target asset allocation is 33% UK equities, 22% overseas equities principally invested in developed markets, 17.5% bonds issued by UK corporates, 17.5% in UK Treasury inflation-linked bonds and 10% in UK commercial property. External investment managers actively manage all of the asset classes. The target asset allocation has been set by the plan’s trustee board with a view to meeting the long-term return assumed for setting the employer’s contributions while also reducing volatility relative to the plan’s liabilities. The managers engaged by the trustees manage their assets with a view to seeking moderate out-performance of appropriate benchmarks for each asset class. At this time, the trustees do not engage in any alternative investment strategies, apart from UK commercial property.
The Canadian funded plan’s target asset allocation is 37% Canadian provincial and corporate bonds, 33% larger capitalization Canadian stocks, 25% developed and larger capitalization Global ex Canada stocks (mainly U.S. and international stocks) and 5% cash and cash equivalents. A single investment manager actively manages all of the asset classes. This manager uses an equal blend of large cap value and large cap growth for stocks in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. The bonds are managed using a core approach where multiple strategies are engaged such as interest rate anticipation, credit selection and yield curve positioning to mitigate overall risk. At this time, the manager does not engage in any alternative investment strategies.
We made contributions to the pension plans of approximately $0.9 million in June 2005. In addition, approximately $21.5 million related to a purchase price adjustment received from Mellon Financial Corporation was funded into the pension plans prior to June 30, 2005. This amount is included in the plans’ cash and cash equivalents at June 30, 2005 and was subsequently invested pursuant to the plans’ target asset allocations.
Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) requires the disclosure of assumed healthcare cost trend rates for next year used to measure the expected cost of benefits covered. For measurement purposes, an 8.8% composite annual rate of increase in the per capita costs of covered healthcare benefits was assumed for fiscal year 2005; this rate was assumed to decrease gradually to 4.5% by 2013 and remain at that level thereafter. The healthcare cost trend rate assumption may have a significant effect on the SFAS 106 projections. The table below illustrates the effect of increasing or decreasing the assumed healthcare cost trend rates by one percentage point for each future year (in thousands):

	Plus 1%	Less 1%
Effect on post-employment benefit obligation	$55	$(48)
Effect on service and interest cost	$7	$(6)
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
Income taxes
The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and that we may not succeed. Our provision for income taxes includes the impact of these reserve changes. In the event that there is a significant unusual or one-time item recognized in our operating results, the taxes attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item. We adjust these reserves in light of changing facts and circumstances.
Deferred income taxes are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which such differences are expected to reverse. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.

New Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. SFAS 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. We will adopt SFAS 123(R) beginning July 1, 2005 for new awards of stock-based compensation granted after that date and for unvested awards outstanding at that date. We believe the impact of SFAS 123(R) on our results of operations will be consistent with our historical disclosures of pro forma stock compensation information under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”; however, the excess tax benefits from the exercise of stock options which was historically classified as net cash provided by operating activities pursuant to the provisions of Emerging Issues Task Force Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” will be reported in net cash provided by financing activities after the implementation of SFAS 123(R).
Upon implementation of SFAS 123(R), we will begin expensing share based payment arrangements using the modified prospective method. Prior to fiscal year 2006, we followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for share-based payment arrangements. Under APB 25, no compensation expense was recognized since the exercise prices of the awards under our plans were at the current market price of our stock on the date of grant. The total compensation cost related to non-vested awards not yet recognized at June 30, 2005 was approximately $112.5 million. This is expected to be recognized over a weighted average of 3.5 years.
On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides guidance related to specific topics affected by SFAS 123(R), including share-based payment transactions with non-employees, valuation methods, accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to the adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations required after implementation of SFAS 123(R). We do not believe SAB 107 will have a material impact on our implementation of SFAS 123(R).
On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FASB Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” allows companies additional time beyond that provided in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” to determine the impact of the Act on its financial statements and provides guidance for the disclosure of the impact of the Act on the financial statements. At June 30, 2005, cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been recorded totaled $36.5 million, the tax effects on which, if repatriated, cannot be reasonably estimated at this time. We are currently considering repatriation of amounts up to and including $36.5 million, pending completion of our analysis. This incentive is available to us until June 30, 2006. The 85% dividends received deduction is subject to a number of limitations, and we have not yet decided whether, or to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We will continue to monitor our international activities and expect to reach a decision regarding repatriation prior to the expiration of this incentive.
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

Loss of, or reduction of business from, significant clients
Our revenues, profitability and cash flow could be materially adversely affected by the loss of significant clients and/or the reduction of volumes and services provided to our significant clients as a result of, among other things, their merger or acquisition, divestiture of assets or businesses, contract expiration or non-renewal, or business failure or deterioration. In addition, we incur fixed costs related to our information technology outsourcing and business process outsourcing clients. Therefore the loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, thereby reducing our profitability and cash flow.
Impairment of investments made to attract clients
In order to attract and retain large outsourcing contracts we sometimes make significant capital investments to perform the agreement, such as purchases of information technology equipment and costs incurred to develop and implement software. The net book value of such assets recorded, including a portion of our intangible assets, could be impaired, and our earnings and cash flow could be materially adversely affected in the event of the early termination of all or a part of such a contract or the reduction in volumes and services thereunder for reasons such as, among other things, the client’s merger or acquisition, divestiture of assets or businesses, business failure or deterioration, or a client’s exercise of contract termination rights.
Competition
We expect to encounter additional competition as we address new markets and new competitors enter our existing markets. If we are forced to lower our pricing or if demand for our services decreases, our business, financial condition, results of operations, and cash flow may be materially and adversely affected. Some of our competitors have substantially greater resources, and they may be able to use their resources to adapt more quickly to new or emerging technologies, to devote greater resources to the promotion and sale of their products and services, or to obtain client contracts where sizable asset purchases, investments or financing support are required. In addition, we must frequently compete with a client’s own internal business process and information technology capabilities, which may constitute a fixed cost for the client.
In the future, competition could continue to emerge from large computer hardware or software providers as they shift their business strategy to include services. Competition has also emerged from European and Indian offshore service providers seeking to expand into our markets and from large consulting companies seeking operational outsourcing opportunities.
Difficulties in executing our acquisition strategy
We intend to continue to expand our business through the acquisition of complementary companies. We cannot, however, make any assurances that we will be able to identify any potential acquisition candidates or consummate any additional acquisitions or that any future acquisitions will be successfully integrated or will be advantageous to us. Without additional acquisitions, we are unlikely to maintain historical total growth rates.
Failure to properly manage our operations and our growth
We have rapidly expanded our operations in recent years. We intend to continue expansion in the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures, and controls on a timely basis. If we fail to implement these systems, procedures and controls on a timely basis, we may not be able to service our clients’ needs, hire and retain new employees, pursue new business, complete future acquisitions or operate our businesses effectively. We could also trigger contractual credits to clients. Failure to properly transition new clients to our systems, properly budget transition costs or accurately estimate new contract operational costs could result in delays in our contract performance, trigger service level penalties or result in contracts whose profit margins did not meet our expectations or our historical profit margins. Failure to properly integrate acquired operations could result in increased cost. As a result of any of these problems associated with expansion, our business, financial condition, results of operations and cash flow could be materially and adversely affected.
Government clients — termination rights, audits and investigations
Approximately half of our revenues are derived from contracts with state and local governments and from a contract with the Department of Education. Governments and their agencies may terminate most of these contracts at any time, without cause. Also, our Department of Education contract is subject to the approval of appropriations being made by the United States Congress to fund the expenditures to be made by the Federal government under this contract. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flow. Further, the negative publicity that arises from findings in such audits, investigations or the penalties or sanctions therefore could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.
Government clients — protests of contract awards
After an award of a government contract, a competing bidder may protest the award. If we are awarded the contract and it is protested, it will be necessary to incur costs to defend the award of the contract, which costs may be significant and could include hiring experts to defend the basis for the contract award. Some contract protests may take years to resolve. In some instances where we are awarded a contract, the contracting government entity may request that we sign a contract and commence services, even though the contract award has been protested. If the protest is upheld, then our contract would be terminated and the amounts due to us for services that have been performed to date would be subject to payment pursuant to the terms of the terminated contract. Such terms may not provide for full recovery of our incurred costs. In addition, if the government agency requests that we make changes to our contractual agreement during a protest period, but the government agency is unable or unwilling to modify the contract at the end of the protest period (whether or not we are successful in defending the protest), then we may be unable to recover the full costs incurred in making such changes. In addition, we may suffer negative publicity as the result of any contract protest being upheld and our contract being terminated. Further, if there is a re-bid of the contract, we would incur additional costs associated with the re-bid process and be subject to a potential protest if we are awarded a subsequent contract.
Exercise of contract termination provisions and service level penalties
Most of our contracts with our clients permit termination in the event our performance is not consistent with service levels specified in those contracts, or provide for credits to our clients for failure to meet service levels. In addition, if clients are not satisfied with our level of performance, our clients may seek damages as permitted under the contract and/or our reputation in the industry may suffer, which could materially and adversely affect our business, financial condition, results of operations, and cash flow.
Pricing risks
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
Actuarial consulting services and benefit plan management — potential claims
In May 2005, we acquired the human resources consulting business of Mellon Financial Corporation, which includes actuarial consulting services related to commercial, governmental and Taft-Hartley pension plans. Providers of these types of consulting services have experienced frequent claims, some of which have resulted in litigation and significant settlements or judgments, particularly when investment markets have performed poorly and pension funding levels have been adversely impacted. In addition, our total benefits outsourcing business unit manages and administers benefit plans on behalf of its clients and is responsible for processing numerous plan transactions for current and former employees of those clients. We are subject to claims from the client and its current and former employees if transactions are not properly processed. If any claim is made against us in the future related to our actuarial consulting services or benefit plan management services, our business, financial condition, results of operations and cash flow could be materially adversely affected as a result of the time and cost required to defend such a claim, the cost of settling such a claim or paying any judgments resulting therefrom, or the damage to our reputation in the industry that could result from the negative publicity surrounding such a claim.
Loss of significant software vendor relationships
Our ability to service our clients depends to a large extent on our use of various software programs that we license from a small number of primary software vendors. If our significant software vendors were to terminate, refuse to renew our contracts with them or offer to renew our contracts with them on less advantageous terms than previously contracted, we might not be able to replace the related software programs and would be unable to serve our clients or we would recognize reduced margins from the contracts with our clients, either of which could have a material adverse effect on our business, revenues, profitability and cash flow.

Intellectual property infringement claims
We rely heavily on the use of intellectual property. We do not own the majority of the software that we use to run our business; instead we license this software from a small number of primary vendors. If these vendors assert claims that we or our clients are infringing on their software or related intellectual property, we could incur substantial costs to defend these claims, which could have a material effect on our profitability and cash flow. In addition, if any of our vendors’ infringement claims are ultimately successful, our vendors could require us (1) to cease selling or using products or services that incorporate the challenged software or technology, (2) to obtain a license or additional licenses from our vendors, or (3) to redesign our products and services which rely on the challenged software or technology. If we are unsuccessful in the defense of an infringement claim and our vendors require us to initiate any of the above actions, then such actions could have a material adverse effect on our business, financial condition, results of operations and cash flow.
Rapid technological changes
The markets for our business process and information technology services are subject to rapid technological changes and rapid changes in client requirements. We may be unable to timely and successfully customize products and services that incorporate new technology or to deliver the services and products demanded by the marketplace.
United States and Foreign Jurisdiction laws relating to individually identifiable information
We process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect individually identifiable information, including social security numbers, financial and health information. For example, in 1996, Congress passed the Health Insurance Portability and Accountability Act and as required therein, the Department of Health and Human Services established regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable health information. We have taken measures to comply with each of those regulations on or before the required dates. Another example is the European Union Directive on Data Protection, entitled “Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the protection of individuals with regard to the processing of personal data and on the free movement of such data”. We have also taken steps to address the requirements of that Directive. Other United States (both federal and state) and foreign jurisdiction laws apply to the processing of individually identifiable information as well, and additional legislation may be enacted at any time. Failure to comply with these types of laws may subject us to, among other things, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow.
Security
Security systems have been implemented with the intent of maintaining the physical security of our facilities and to protect confidential information and information related to identifiable individuals from unauthorized access through our information systems, but we are subject to breach of security systems at the facilities at which we maintain such confidential customer information and information relating to identifiable individuals. If unauthorized users gain physical access to the facility or electronic access to our information systems, such information may be subject to theft and misuse. Any theft or misuse of such information could result in, among other things, unfavorable publicity, difficulty in marketing our services, allegations by our clients that we have not performed our contractual obligations and possible financial obligations for damages related to the theft or misuse of such information, any of which may have a material adverse effect on our profitability and cash flow. We anticipate that breaches of security will occur from time to time, but the magnitude and impact on our business of any future breach cannot be ascertained.
Budget deficits at, or fluctuations in the number of requests for proposals issued by, state and local governments and their agencies
Approximately half of our revenues are derived from contracts with state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. Also, the number of requests for proposals issued by state and local government agencies is subject to fluctuation. It is unclear what impact, if any, these deficits may have on our future business, revenues, results of operations and cash flow.
International risks
Recently we have expanded our international operations and also continually contemplate the acquisition of companies formed and operating in foreign countries. We have approximately 14,000 employees in Mexico, Guatemala, India, Ghana, Jamaica, Dominican Republic, Spain, Malaysia, Ireland, Germany, China, United Kingdom and Canada, as well as a number of other countries, that primarily support our commercial business process and information technology outsourcing services. Our international operations and acquisitions are subject to a number of risks. These risks include the possible impact on our operations of the laws of foreign countries where we may do business including, among others, data privacy, laws regarding licensing and labor council requirements. In addition, we may experience difficulty integrating the management and operations of businesses we acquire internationally, and we may have difficulty attracting, retaining and motivating highly skilled and qualified personnel to staff key managerial positions in our ongoing international operations. Further, our international operations and acquisitions are subject to a number of risks related to general economic and political conditions in foreign countries where we operate, including, among others, fluctuations in foreign currency exchange rates, cultural differences, political instability and additional expenses and risks inherent in conducting operations in geographically distant locations. Our international operations and acquisitions may also be impacted by trade restrictions, such as tariffs and duties or other trade controls imposed by the United States or other jurisdictions, as well as other factors that may adversely affect our business, financial condition and operating results. Because of these foreign operations we are subject to regulations, such as those administered by the Department of Treasury’s Office of Foreign Assets Controls (“OFAC”) and export control regulations administered by the Department of Commerce. Violation of these regulations could result in fines, criminal sanctions against our officers, and prohibitions against exporting, as well as damage to our reputation, which could adversely affect our business, financial condition and operating results.
Armed hostilities and terrorist attacks
Terrorist attacks and further acts of violence or war may cause major instability in the U.S. and other financial markets in which we operate. In addition, armed hostilities and acts of terrorism may directly impact our physical facilities and operations, which are located in North America, Central America, South America, Europe, Africa, Australia, Asia and the Middle East, or those of our clients. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business.
Failure to attract and retain necessary technical personnel, skilled management and qualified subcontractors
Our success depends to a significant extent upon our ability to attract, retain and motivate highly skilled and qualified personnel and to subcontract with qualified, competent subcontractors. If we fail to attract, train, and retain, sufficient numbers of these technically-skilled people or are unable to contract with qualified, competent subcontractors, our business, financial condition, and results of operations will be materially and adversely affected. Experienced and capable personnel in the technology industry remain in high demand, and there is continual competition for their talents. Our success also depends on the skills, experience, and performance of key members of our management team and on qualified, competent subcontractors. The loss of any key employee or the loss of a key subcontract relationship could have an adverse effect on our business, financial condition, cash flow, results of operations and prospects.
Servicing Risks
We service (for various lenders and under various service agreements) a portfolio of approximately $21.2 billion of loans, as of June 30, 2005, made under the Federal Family Education Loan Program, which loans are guaranteed by a Federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.
Disruption in Utility or Network Services
Our services are dependent on the companies providing electricity and other utilities to our operating facilities, as well as network companies providing connectivity to our facilities and clients. While there are backup systems in many of our operating facilities, an extended outage of utility or network services may have a material adverse effect on our operations, revenues, cash flow and profitability.
Indemnification Risk
Our contracts, including our agreements with respect to divestitures, include various indemnification obligations. If we are required to satisfy an indemnification obligation, that may have a material adverse effect on our business, profitability and cash flow.

Other Risks
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates, changes in market value of financial instruments caused by changes in interest rates and foreign currency exchange rates. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates and foreign exchange rates on our results of operations or financial position. The following analysis provides a framework to understand our sensitivity to hypothetical changes in interest rates and foreign currency exchange rates as of June 30, 2005.
We entered into fixed rate Senior Notes during fiscal year 2005. The Senior Notes are subject to market risk from changes in interest rates. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in market interest rates. If these rates were 10% higher or lower at June 30, 2005, the fair value of the Senior Notes would be approximately $485 million or $515 million, respectively. Changes in the fair value of our fixed rate Senior Notes would not impact our results of operations or cash flows, unless redeemed prior to maturity.
We have variable rate debt instruments. Our variable rate debt instruments are subject to market risk from changes in interest rates. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates averaged 10% higher or lower during fiscal years 2005 and 2004, there would have been no material adverse impact on our results of operations or cash flows.
We conduct business in the United States and in foreign countries and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-United States denominated foreign investments and foreign currency transactions. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates averaged 10% higher or lower during fiscal year 2005 and 2004, there would have been no material adverse impact on our results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Affiliated Computer Services, Inc.:
We have completed an integrated audit of Affiliated Computer Services, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Affiliated Computer Services, Inc. and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the human resources consulting and outsourcing businesses of Mellon Financial Corporation (the “Acquired HR Business”) from its assessment of internal control over financial reporting as of June 30, 2005 because they were acquired by the Company in a purchase business combination during 2005. We have also excluded the Acquired HR Business from our audit of internal control over financial reporting. The Acquired HR Business is wholly-owned by the Company and its total revenues and total assets represent 2.4% and 13.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2005.
PricewaterhouseCoopers LLP
Dallas, Texas
September 13, 2005

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$62,685	$76,899
Accounts receivable, net	1,061,590	873,471
Prepaid expenses and other current assets	119,822	94,054

Total current assets	1,244,097	1,044,424
Property, equipment and software, net	677,241	521,772
Goodwill	2,334,655	1,969,326
Other intangibles, net	466,312	283,767
Other assets	128,533	87,953

Total assets	$4,850,838	$3,907,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,788	$61,749
Accrued compensation and benefits	175,782	133,530
Other accrued liabilities	471,577	342,648
Income taxes payable	2,310	10,628
Deferred taxes	34,996	25,426
Current portion of long-term debt	6,192	2,048
Current portion of unearned revenue	84,469	61,541

Total current liabilities	838,114	637,570

Senior Notes, net of unamortized discount	499,288	—
Other long-term debt	251,067	372,439
Deferred taxes	240,210	234,183
Other long-term liabilities	183,731	72,563

Total liabilities	2,012,410	1,316,755

Commitments and contingencies (See Note 17)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 137,886 and 135,981 shares issued, respectively	1,379	1,360
Class B convertible common stock, $.01 par value, 14,000 shares authorized, 6,600 shares issued and outstanding	66	66
Additional paid-in capital	1,792,629	1,730,783
Accumulated other comprehensive loss, net	(10,910)	(3,381)
Retained earnings	2,016,197	1,600,252
Treasury stock at cost, 19,255 and 14,900 shares, respectively	(960,933)	(738,593)

Total stockholders’ equity	2,838,428	2,590,487

Total liabilities and stockholders’ equity	$4,850,838	$3,907,242

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Year ended June 30,
	2005	2004	2003
Revenues	$4,351,159	$4,106,393	$3,787,206

Operating expenses:
Wages and benefits	1,867,983	1,790,479	1,716,946
Services and supplies	1,046,341	1,090,207	994,410
Rent, lease and maintenance	503,132	416,394	351,855
Depreciation and amortization	232,779	183,796	152,128
Gain on sale of business	—	(285,273)	—
Other operating expenses	46,443	67,079	52,586

Total operating expenses	3,696,678	3,262,682	3,267,925

Operating income	654,481	843,711	519,281

Interest expense	18,596	17,037	25,194
Other non-operating expense (income), net	(5,186)	(2,509)	3,140

Pretax profit	641,071	829,183	490,947

Income tax expense	225,126	299,340	184,105

Net income	$415,945	$529,843	$306,842

Earnings per share:
Basic	$3.26	$4.03	$2.32

Diluted	$3.19	$3.83	$2.20

Shares used in computing earnings per share:
Basic	127,560	131,498	132,445
Diluted	130,382	139,646	143,430
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
							Other
	Common Stock				Additional		Comprehensive	Treasury Stock
	Class A		Class B		Paid-in	Retained	Income (Loss),	Shares
	Shares	Amount	Shares	Amount	Capital	Earnings	Net	Held	Amount	Total

Balance at June 30, 2002	125,424	$1,254	6,600	$66	$1,330,533	$763,567	$—	—	$—	$2,095,420

Comprehensive income:
Foreign currency translation losses	—	—	—	—	—	—	(971)	—	—	(971)
Net income	—	—	—	—	—	306,842	—	—	—	306,842

Total comprehensive income										305,871

Employee stock transactions and related tax benefits	1,183	12	—	—	27,776	—	—	—	—	27,788
Other, net	—	—	—	—	109	—	—	—	—	109

Balance at June 30, 2003	126,607	1,266	6,600	66	1,358,418	1,070,409	(971)	—	—	2,429,188

Comprehensive income:
Foreign currency translation losses	—	—	—	—	—	—	(2,410)	—	—	(2,410)
Net income	—	—	—	—	—	529,843	—	—	—	529,843

Total comprehensive income										527,433

Share repurchases	—	—	—	—	—	—	—	(14,992)	(743,198)	(743,198)
Employee stock transactions and related tax benefits	2,082	21	—	—	59,167	—	—	92	4,605	63,793
Conversion of 3.5% Convertible Subordinated Notes	7,292	73	—	—	313,198	—	—	—	—	313,271

Balance at June 30, 2004	135,981	1,360	6,600	66	1,730,783	1,600,252	(3,381)	(14,900)	(738,593)	2,590,487

Comprehensive income:
Foreign currency translation gains	—	—	—	—	—	—	4,260	—	—	4,260
Interest rate hedges, net of income tax	—	—	—	—	—	—	(11,789)	—	—	(11,789)
Net income	—	—	—	—	—	415,945	—	—	—	415,945

Total comprehensive income										408,416

Share repurchases	—	—	—	—	—	—	—	(4,922)	(250,793)	(250,793)
Employee stock transactions and related tax benefits	1,905	19	—	—	61,846	—	—	567	28,453	90,318

Balance at June 30, 2005	137,886	$1,379	6,600	$66	$1,792,629	$2,016,197	$(10,910)	(19,255)	$(960,933)	$2,838,428

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$415,945	$529,843	$306,842

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232,779	183,796	152,128
Contract inducement amortization	14,309	10,981	7,346
Provision for uncollectible accounts receivable	763	1,461	4,838
Deferred financing fee amortization	1,436	3,142	4,172
Provision for default loan liability	(188)	2,685	2,540
Gain on sale of business units	(70)	(291,967)	(1,585)
(Gain) loss on long-term investments	(2,967)	(820)	3,375
Deferred income tax expense	85,540	66,155	100,851
Tax benefit of stock options	24,179	26,263	16,124
Settlement of interest rate hedges	(19,267)	—	—
Other non-cash activities	225	5,000	5,575
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(21,945)	(156,063)	(100,643)
(Increase) decrease in prepaid expenses and other current assets	(16,540)	(3,596)	6,263
(Increase) decrease in other assets	3,234	(18,362)	(19,631)
Increase (decrease) in accounts payable	(11,483)	14,194	(15,867)
Increase (decrease) in accrued compensation and benefits	(5,362)	11,502	787
Increase in other accrued liabilities	2,414	52,711	61,962
Increase (decrease) in income taxes payable	(8,277)	16,182	(3,350)
Increase in other long-term liabilities	10,755	12,047	1,468
Increase in unearned revenue	33,868	11,055	12,110

Total adjustments	323,403	(53,634)	238,463

Net cash provided by operating activities	739,348	476,209	545,305

Cash flows from investing activities:
Purchases of property, equipment and software, net	(253,231)	(224,621)	(205,673)
Payments for acquisitions, net of cash acquired	(626,858)	(251,727)	(76,838)
Proceeds from divestitures, net of transaction costs	87	583,133	4,093
Additions to other intangible assets	(35,518)	(33,329)	(47,967)
Purchases of investments	(8,607)	(7,690)	—
Proceeds from sale of investments	1,713	1,196	466
Additions to notes receivable	—	(3,015)	(3,478)
Proceeds from notes receivable	425	6,452	9,314

Net cash provided by (used in) investing activities	(921,989)	70,399	(320,083)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	2,790,016	1,459,600	927,762
Payments of long-term debt	(2,437,635)	(1,274,238)	(1,146,561)
Purchase of treasury shares	(250,793)	(743,198)	—
Employee stock transactions	66,839	39,038	14,243
Other, net	—	(2,081)	(3,310)

Net cash provided by (used in) financing activities	168,427	(520,879)	(207,866)

Net increase (decrease) in cash and cash equivalents	(14,214)	25,729	17,356
Cash and cash equivalents at beginning of year	76,899	51,170	33,814

Cash and cash equivalents at end of year	$62,685	$76,899	$51,170

Supplemental information of non-cash financing activities:
Conversion of 3.5% Convertible Subordinated Notes to Class A Common Stock	$—	$316,725	$—

     See supplemental cash flow information in Notes 2, 3, 6, 7, 9 and 10.
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business and basis of presentation
We are a Fortune 500 and S&P 500 company with approximately 52,000 employees providing business process and information technology outsourcing solutions to commercial and government clients. We were incorporated in Delaware on June 8, 1988 and are based in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.
The consolidated financial statements are comprised of our accounts and the accounts of our majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investment in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Other investments are accounted for by the cost method. Our fiscal year ends on June 30. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, the reported amount of revenues and expenses during the reporting period, as well as the accompanying notes. These estimates are based on information available to us. Actual results could differ from these estimates.
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
In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software upon reaching technological feasibility. Costs incurred for upgrades and enhancements, which will not result in additional functionality, are expensed as incurred. During fiscal years 2005, 2004 and 2003, we capitalized approximately $47 million, $53.1 million and $44 million, respectively, in software costs under SOP 98-1, which are being amortized over expected useful lives, which range from 3 to 9 years. These capitalized amounts include internal costs of approximately $12.9 million, $12.2 million and $19.9 million and external costs of approximately $34.1 million, $40.9 million and $24.1 million for fiscal years 2005, 2004 and 2003, respectively. These costs were incurred primarily in the development of our proprietary software used in connection with our long-term client relationships.
In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), certain costs related to the development of software to be sold to our clients are capitalized and amortized over the estimated useful life of the software upon reaching technological feasibility. During fiscal years 2005, 2004 and 2003, we capitalized approximately $10.1 million, $3.9 million and $4.8 million, respectively, in software costs under SFAS 86, which are being amortized over expected useful lives, which range from 3 to 10 years. These capitalized amounts include internal costs of approximately $8.6 million, $2.5 million and $3.5 million and external costs of approximately $1.5 million, $1.4 million and $1.3 million for fiscal years 2005, 2004 and 2003, respectively. The increase in costs over previous years is related to our development of system software in our Government segment.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Other intangible assets
Other intangible assets consist primarily of acquired customer-related intangibles, and contract and migration costs related to new business activity, both of which are recorded at cost and amortized using the straight-line method over the contract terms. In connection with our revenue arrangements, we incur costs to originate contracts and to perform the transition and setup activities necessary to enable us to perform under the terms of the arrangement. We capitalize certain incremental direct costs which are related to the contract origination or transition, implementation and setup activities and amortize them over the term of the arrangement. From time to time, we also provide certain inducements to clients in the form of various arrangements, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 10 years. The amortization period for all other intangible assets, excluding title plants and tradenames with indefinite useful lives, ranges from 3 to 20 years, with a weighted average of 6 years. For all the fiscal year 2005 and 2004 acquisitions and the CyberRep acquisition in fiscal year 2003, we obtained a third-party valuation of the intangible assets from Value Incorporated. The determination of the value of other intangible assets requires us to make estimates and assumptions about future business trends and growth. We continually evaluate whether events and circumstances have occurred that indicate the balance of intangible assets may not be recoverable. In evaluating impairment, we estimate the sum of expected future cash flows derived from the intangible asset. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.
Other assets
Other assets primarily consist of long-term receivables, long-term investments related to our deferred compensation plans (see Note 13), long-term investments accounted for using the cost and equity methods, long-term deposits and deferred debt issuance costs. It is our policy to periodically review the net realizable value of our long-term receivables and investments through an assessment of the recoverability of the carrying amount of each receivable and investment. For the investments related to our deferred compensation plans, we carry the assets at their fair value, with changes in fair value included in our results of operations. Each investment is reviewed to determine if events or changes in circumstances have occurred which indicate that the recoverability of the carrying amount may be uncertain. In the event that an investment is found to be carried at an amount in excess of its recoverable amount, the asset would be adjusted for impairment to a level commensurate with the recoverable amount of the underlying asset. Deferred debt issuance costs are amortized using the straight-line method over the life of the related debt, which approximates the effective interest method.
Derivative Instruments
We may, from time to time, enter into derivative financial instruments to manage exposure to certain risks. We hedged the cash flow exposure to variability in interest rates on our Senior Notes (defined below) by using forward interest rate agreements and accounted for these instruments as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As such, the change in the fair value of our derivative financial instruments is initially recorded in accumulated other comprehensive income and reclassified to the same statement of income category as the hedged item in the period in which the hedged transaction occurs. In addition, we classify payments received or paid related to cash flow and fair value hedges in the same category of the consolidated statements of cash flows as the item being hedged.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Our policy follows the guidance from SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”). SAB 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements and updates Staff Accounting Bulletin Topic 13 to be consistent with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We recognize revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.
During fiscal year 2005, approximately 73% of our revenue was recognized based on transaction volumes, approximately 14% was fixed fee based, wherein our revenue is earned as we fulfill our performance obligations under the arrangement, approximately 8% was related to cost reimbursable contracts, approximately 3% of our revenue was recognized using percentage-of-completion accounting and the remainder is related to time and material contracts. Our revenue mix is subject to change due to the impact of acquisitions and new business.
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
Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. We recognize revenues for non-refundable, upfront implementation fees over the period between the initiation of the ongoing services through the end of the contract term on a straight-line basis.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contingencies
We account for claims and contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS 5 requires that we record an estimated loss from a claim or loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.
Our contracts with clients typically span several years. We continuously review and reassess our estimates of contract profitability. If our estimates indicate that a contract loss will occur, a loss accrual is recorded in the consolidated financial statements in the period it is first identified. Circumstances that could potentially result in contract losses over the life of the contract include decreases in volumes of transactions, variances from expected costs to deliver our services, and other factors affecting revenues and costs.
Income taxes
The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and that we may not succeed. Our provision for income taxes includes the impact of these reserve changes. In the event that there is a significant unusual or one-time item recognized in our operating results, the taxes attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item. We adjust these reserves in light of changing facts and circumstances.
Deferred income taxes are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which such differences are expected to reverse. We routinely evaluate all deferred tax assets to determine the likelihood of their realization. See Note 10 for discussion of income taxes.
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

	For the year ended June 30,
	2005	2004	2003
Net income
As reported	$415,945	$529,843	$306,842
Less: Pro forma employee compensation cost of stock-based compensation plans, net of income tax	23,493	20,480	17,570

Pro forma	$392,452	$509,363	$289,272

Basic earnings per share
As reported	$3.26	$4.03	$2.32
Pro forma	$3.08	$3.87	$2.18

Diluted earnings per share
As reported	$3.19	$3.83	$2.20
Pro forma	$3.03	$3.70	$2.09

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of each option grant was estimated at the date of grant using a separate Black-Scholes option pricing calculation for each grant. The following weighted average assumptions were used for grants in fiscal years 2005, 2004 and 2003: dividend yield of 0% in all years for all plans; volatility of 24.58%, 30.25% and 34.65%, for fiscal years 2005, 2004, and 2003, respectively, for all plans; risk-free interest rates of 3.91%, 3.46% and 3.74% for fiscal years 2005, 2004, and 2003, respectively, for all plans; and weighted average expected option life of 4.77, 5.50 and 5.50 years for the 1997 Plan for fiscal years 2005, 2004 and 2003, respectively. The average fair values of the options granted during fiscal years 2005, 2004, and 2003 are estimated at $14.86, $15.70 and $14.49.
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. SFAS 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. We will adopt SFAS 123(R) beginning July 1, 2005 for new awards of stock-based compensation granted after that date and for unvested awards outstanding at that date, following the modified prospective method. Under this method, prior period amounts will not be restated. We believe the impact on our results of operations of SFAS 123(R) will be consistent with our historical disclosure of pro forma stock compensation information under SFAS 123; however, excess tax benefits from the exercise of stock options which was historically classified as net cash provided by operating activities pursuant to the provisions of Emerging Issues Task Force Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” will be reported in net cash provided by financing activities after the implementation of SFAS 123(R).
Pensions and other postretirement benefits
In connection with the acquisition of the Acquired HR Business (as defined in Note 2), we assumed pension plans for the Acquired HR Business employees located in Canada and the United Kingdom (the “UK”). The Canadian Acquired HR Business has both a funded basic pension plan and an unfunded excess pension plan. The UK pension scheme is a funded plan. These defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period before retirement. We account for these plans using Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”).
In addition to these pension plans, we also assumed a post-employment medical plan for Canadian Acquired HR Business employees and retirees. The amount of health care benefits is limited to lifetime maximum and age limitations as described in the plan. We account for this plan using Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”).
For further discussion of our pensions and other post-employment plans, see Note 13.
Reclassifications
Certain reclassifications have been made to prior period financial statements to conform to current presentation.
2. BUSINESS COMBINATIONS
From our inception through June 30, 2005, we have acquired several businesses in the information technology services and business process outsourcing industries. Our recent acquisition activity is summarized as follows (excluding transaction costs):

Year ended June 30,	2005	2004	2003
Purchase consideration (in thousands):
Net cash paid	$620,382	$242,402	$65,395
Amounts due to seller	28,254	22	325
Liabilities assumed	254,174	68,040	17,089

Fair value of assets acquired (including intangibles)	$902,810	$310,464	$82,809

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Fiscal year 2005 acquisitions
During fiscal year 2005, we completed six acquisitions, the most significant of which was the acquisition of the human resources consulting and outsourcing businesses of Mellon Financial Corporation (the “Acquired HR Business”) in May 2005. The Acquired HR Business provides consulting services, benefit plan administration services, and multi-scope HR outsourcing services. The transaction was valued at approximately $405 million, plus related transaction costs and was initially funded from borrowings under our Credit Facility (as defined in Note 9). The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $597.1 million and assumed liabilities of $192.1 million. We recorded $209.4 million in goodwill, of which 81% is deductible for income tax purposes, and intangible assets of $166.7 million. The $166.7 million of intangible assets is attributable to customer relationships, non-compete agreements and an indefinite lived tradename. The customer relationships and non-compete agreements have useful lives of 3 to 17 years with a weighted average anticipated useful life of approximately 15 years. As part of our integration of the Acquired HR Business, we recorded $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” From the acquisition date through June 30, 2005, $1.8 million in involuntary employee termination payments have been made and charged against accrued compensation. We believe this acquisition makes us a stronger competitor in the end-to-end human resources marketplace and strengthens our position as a global provider of business process outsourcing services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, May 1, 2005.
In January 2005, we completed the acquisition of Superior Consultant Holdings Corporation (“Superior”), acquiring all of the issued and outstanding shares of Superior through a cash tender offer, which was completed on January 25, 2005, and subsequent short-form merger, at a purchase price of $8.50 per share. Superior provides information technology consulting and business process outsourcing services and solutions to the healthcare industry. The transaction was valued at approximately $122.2 million (including payment of approximately $106 million for issued and outstanding shares, options, and warrants and additional amounts for debentures and other payments) plus related transaction costs and was funded from borrowings under our Credit Facility. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $159.2 million and assumed liabilities of $37 million. We recorded $68.8 million in goodwill, which is not deductible for income tax purposes, and intangible assets of $16.8 million. The $16.8 million of intangible assets is attributable to customer relationships and non-compete agreements with useful lives of 5 years. We believe this acquisition expands our provider healthcare subject matter expertise, as well as providing experience with major hospital information systems and additional healthcare management talent. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 25, 2005.
In August 2004, we acquired BlueStar Solutions, Inc. (“BlueStar”), an information technology outsourcer specializing in applications management of packaged enterprise resource planning and messaging services. The transaction was valued at approximately $73.5 million, plus related transaction costs. The transaction value includes $6.4 million attributable to the 9.2% minority interest we held in BlueStar prior to the acquisition; therefore, the net purchase price was approximately $67.1 million. Of this amount, approximately $61 million was paid to former BlueStar shareholders by June 30, 2005 and was funded from borrowings under our credit facilities and cash on hand. The remaining purchase price of $6 million will be paid in the first quarter of fiscal year 2006. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $97.8 million and assumed liabilities of $30.7 million. We recorded goodwill of $34.4 million, which is not deductible for income tax purposes, and intangible assets of $11.6 million. The $11.6 million of intangible assets is attributable to customer relationships with a useful life of seven years. We believe that the acquisition of BlueStar improves our existing information technology services with the addition of applications management and messaging services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, August 26, 2004.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In July 2004, we acquired Heritage Information Systems, Inc. (“Heritage”). Heritage provides clinical management and pharmacy cost containment solutions to 14 state Medicaid programs, over a dozen national commercial insurers and Blue Cross Blue Shield licensees and some of the largest employer groups in the country. The transaction was valued at approximately $23.1 million plus related transaction costs, excluding contingent consideration of up to $17 million maximum based upon future financial performance, and was funded from borrowings under our Prior Facility and cash on hand. During fiscal year 2005, we accrued $6.3 million of contingent consideration, which was earned during the year. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $32.9 million and assumed liabilities of $3.5 million. We recorded $20.5 million in goodwill, which is deductible for income tax purposes, and intangible assets of $2.4 million. The $2.4 million of intangible assets is attributable to customer relationships and non-compete agreements with useful lives of five years. We believe this acquisition enhances our clinical management and cost containment service offerings. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, July 1, 2004.
We completed two other small acquisitions in our Government segment during the fiscal year 2005.
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
In January 2004, we completed the acquisition of Patient Accounting Services Center, LLC (“PASC”), a provider of revenue cycle management for healthcare providers, including billing, accounts receivables, and collection services. The transaction was valued at approximately $94.9 million, excluding contingent consideration of a maximum of $25 million based on future financial performance, plus related transaction costs, and was funded from cash on hand. No payments were made related to the contingent consideration provision, which expired in January 2005. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $104.3 million and assumed liabilities of $9.4 million. We recorded goodwill of $71.9 million, which is deductible for income tax purposes, and $9.3 million in intangible assets. The $9.3 million of intangible assets are attributable to customer relationships and non-compete agreements with useful lives of 5 years. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 3, 2004. We believe this transaction expands the suite of business process outsourcing solutions we can offer new and existing healthcare clients.
In February 2004, we completed the acquisition of Truckload Management Services, Inc. (“TMI”), an expedited document processing and business process improvement services provider for the trucking industry. The transaction was valued at approximately $28.1 million, excluding contingent consideration of a maximum of $14 million based upon future financial performance, plus related transaction costs, and was funded from cash on hand. During fiscal year 2005, we paid $6.8 million of contingent consideration, which was earned during the year. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $37 million and assumed liabilities of $2.1 million. We recorded goodwill of $29.7 million, which is deductible for income tax purposes, and $2.5 million in intangible assets attributable to customer relationships and non-compete agreements with useful lives of 4 to 6 years, with a weighted average anticipated useful life of approximately 6 years. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, February 1, 2004. We believe this transaction will expand our business process outsourcing service offerings in the transportation industry, adding document management and document processing services for long-haul trucking fleets to our list of services.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We completed two other small acquisitions during fiscal year 2004, one in our Commercial segment and the other in our Government segment.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
Fiscal year 2003 acquisitions
During fiscal year 2003, we acquired five companies, the most significant of which was the acquisition of CyberRep, Inc. (“CyberRep”) in January 2003. CyberRep, which is included in our Commercial segment, provides customer care and customer relationship management services for the telecommunications, wireless communications, technology, and consumer products industries. The transaction was valued at approximately $42 million, excluding contingent consideration of a maximum of $3 million based upon future financial performance, plus transaction costs. During fiscal year 2004, we paid $3 million of contingent consideration, which was earned during the year. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $59.6 million and assumed liabilities of $14.6 million. We recorded goodwill of $36.3 million, which is fully deductible for income tax purposes, and $5.5 million in customer related intangible assets, which are attributable to customer relationships with useful lives of approximately 7 years. CyberRep’s operating results are included in our consolidated financial statements from the effective date of the acquisition, January 1, 2003. We believe this transaction expands our suite of business process outsourcing solutions for commercial clients worldwide by enhancing high-volume, customer care center capability and CRM business process outsourcing solutions for Fortune 500 companies.
We completed four other small acquisitions during fiscal year 2003, all of which were included in our Government segment.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
Contingent consideration
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During fiscal years 2005, 2004 and 2003, we made contingent consideration payments of $17 million, $10.4 million and $8 million, respectively, related to acquisitions completed in prior years. As of June 30, 2005, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $45.5 million, of which $6.3 million has been earned as of June 30, 2005. The $6.3 million was accrued as of June 30, 2005 and is expected to be paid during the first quarter of fiscal year 2006. Any such payments primarily result in a corresponding increase in goodwill.
3. SALE OF THE MAJORITY OF OUR FEDERAL BUSINESS
Effective November 1, 2003, we completed the sale of a majority of our Federal government business to Lockheed Martin Corporation (the “Divested Federal Business”) for approximately $649.4 million, which included a cash payment of $586.5 million at closing and $70 million payable pursuant to a five-year non-compete agreement, less a working capital settlement of $7.1 million paid in the third quarter of fiscal year 2004. Assets sold were approximately $346.8 million and liabilities assumed by Lockheed Martin Corporation were approximately $67.9 million, both of which were primarily in the Government segment. We recognized a pretax gain of $285.3 million ($182.3 million, net of income tax) in fiscal year 2004. The after tax proceeds from the divestiture were generally used to pay down debt, fund the acquisitions of Lockheed Martin Corporation’s commercial information technology outsourcing business, Patient Accounting Services Center, LLC, Truckload Management Services, Inc. (see Note 2) and etravelexperts, LLC and fund our share repurchase programs (see Note 11).
Revenues from the Divested Federal Business, which are primarily included in the Government segment, were approximately $237.7 million and $680.1 million for the years ended June 30, 2004 and 2003, respectively. This divestiture excludes, among others, our Department of Education relationship. Additionally, our Commercial and Government operations will continue to serve as a subcontractor on portions of the Divested Federal Business.
Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that depreciation and amortization of long-lived assets held for sale be suspended during the holding period prior to sale. Accordingly, we suspended depreciation and amortization prior to consummation of the sale in the amount of $6.2 million ($3.9 million, net of income tax) in fiscal year 2004, respectively, related to those long-lived assets sold.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation (“ManTech”) for $6.5 million in cash. We recognized a pretax gain of $5.4 million ($3.4 million, net of income tax) for this transaction. For the Hanscom Air Force Base contracts, we reported revenue in our Government segment of approximately $0.4 million, $17.2 million and $25.2 million for the years ended June 30, 2005, 2004 and 2003, respectively. We have agreed to indemnify ManTech with respect to the Department of Justice (“DOJ”) investigation related to purchasing activities at Hanscom during the period 1998-2000 (see Note 17). In the fourth quarter of fiscal year 2004, we sold an additional small contractual relationship to ManTech International Corporation. We reported revenue in our Government segment of approximately $0.2 million, $3.1 million and $4.2 million for the years ended June 30, 2005, 2004 and 2003, respectively, for this contract.
The sales of the Divested Federal Business to Lockheed Martin Corporation and the contracts sold to ManTech International Corporation now allow us to focus on our business process and information technology outsourcing service offerings in the commercial, state and local, and Federal education and healthcare markets.
4. ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows (in thousands):

	June 30,
	2005	2004
Amounts Billed or Billable:

Commercial	$461,128	$283,341
Government	381,794	377,619

	842,922	660,960

Unbilled Amounts	224,067	217,267

Total accounts receivable	1,066,989	878,227
Allowance for doubtful accounts	(5,399)	(4,756)

	$1,061,590	$873,471

Unbilled amounts reflect those amounts that are associated primarily with percentage of completion accounting, and other unbilled amounts not currently billable due to contractual provisions. Of the above unbilled amounts at June 30, 2005 and 2004, approximately $161.5 million and $157.5 million, respectively, was not expected to be billed and collected within one year. These amounts are primarily related to the Georgia Contract (see Note 18) and our Commercial Vehicle Operations contract in our Government segment. Billings are based on reaching contract milestones or other contractual terms.
Amounts to be invoiced in the subsequent month for current services provided are included in billable, and at June 30, 2005 and 2004 include approximately $361 million and $266.1 million, respectively, for services which have been rendered and will be billed in the normal course of business in the succeeding month.
Changes in the allowance for doubtful accounts were as follows:

	For the year ended June 30,
	2005	2004	2003
Balance at beginning of period	$4,756	$7,240	$6,956
Provision for uncollectible accounts receivable	763	1,461	4,838
Losses sustained, net of recoveries and other	(120)	(2,913)	(4,554)
Sale of Divested Federal Business	—	(1,032)	—

Balance at end of period	$5,399	$4,756	$7,240

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software consists of the following (in thousands):

	June 30,
	2005	2004
Land	$19,239	$19,089
Buildings and improvements	125,574	106,003
Computer equipment	548,623	532,450
Computer software	470,091	236,188
Furniture and fixtures	84,699	77,285

	1,248,226	971,015
Accumulated depreciation and amortization	(570,985)	(449,243)

	$677,241	$521,772

Depreciation expense on property and equipment was approximately $149 million, $117.5 million and $98.8 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Amortization of computer software was approximately $40.4 million, $30.7 million and $23.8 million in fiscal years 2005, 2004 and 2003, respectively.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended June 30, 2005 and 2004 are as follow (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2003	$690,287	$1,215,591	$1,905,878
Acquisition activity during the year	202,937	3,024	205,961
Divestiture activity during the year	(6,434)	(136,079)	(142,513)

Balance as of June 30, 2004	886,790	1,082,536	1,969,326
Acquisition activity during the year	330,937	34,392	365,329

Balance as of June 30, 2005	$1,217,727	$1,116,928	$2,334,655

Fiscal years 2005 and 2004 activity is primarily related to acquisitions and divestitures completed during the periods (see Notes 2 and 3). Approximately $2 billion, or 82%, of the original gross amount of goodwill recorded is deductible for income tax purposes.
The following table reflects the balances of our other intangibles (in thousands):

	June 30,
	2005		2004
			Gross
	Gross Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Acquired customer-related intangibles	$377,314	$(76,515)	$191,517	$(49,425)
Customer contract costs	175,571	(74,336)	142,802	(53,334)
All other	12,708	(3,318)	2,854	(1,447)

Total	$565,593	$(154,169)	$337,173	$(104,206)

Unamortized intangible assets:
Title plant	$51,045		$50,800
Tradename	3,843		—

	$54,888		$50,800

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Aggregate amortization:
For the year ended June 30, 2005	$57,721
For the year ended June 30, 2004	46,600
For the year ended June 30, 2003	36,889

Estimated amortization for the years ended June 30:
2006	$65,837
2007	60,414
2008	55,661
2009	47,621
2010	38,506
Amortization includes amounts charged to amortization expense for customer contract costs and other intangibles, other than contract inducements. Amortization of contract inducements of $14.3 million, $11 million and $7.3 million for fiscal years 2005, 2004 and 2003, respectively, is recorded as a reduction to related contract revenue. Amortization for fiscal years 2005, 2004 and 2003 includes approximately $27.7 million, $21.9 million and $16.2 million, respectively, related to acquired customer-related intangibles. Amortized intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 10 years. The amortization period for all other intangible assets, including trademarks, ranges from 3 to 20 years, with a weighted average of 6 years.
7. OTHER ASSETS
Other assets primarily consist of long-term receivables, long-term investments related to our deferred compensation plans (see Note 13), long-term investments accounted for using the cost method and equity method, long-term deposits, and deferred debt issuance costs. During fiscal years 2004 and 2003, we recorded $274 thousand ($174 thousand, net of income tax) and $3.4 million ($2.1 million, net of income tax), respectively, in other non-operating expense associated with the write-down of several long-term investments to their estimated net realizable value. We had approximately $65.5 million and $26.8 million in long-term investments as of June 30, 2005 and 2004, respectively, primarily related to our deferred compensation plans (see Notes 13 and 15).
8. OTHER ACCRUED LIABILITIES
The following summarizes other accrued liabilities at June 30, 2005 and 2004 (in thousands):

	June 30,
	2005	2004
Accrued payments to vendors and contract related accruals	$311,842	$213,027
Accruals related to acquisitions and divestitures	67,481	28,937
Software and equipment lease and maintenance	50,795	42,836
Accrual for GSA/FTSA settlement (see Note 17)	—	10,000
Accrual for Georgia Contract settlement (see Note 18)	—	10,000
Other	41,459	37,848

Total	$471,577	$342,648

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. LONG-TERM DEBT
A summary of long-term debt follows (in thousands):

	June 30,
	2005	2004
4.70% Senior Notes due in June 2010, net of unamortized discount	$249,916	$—
5.20% Senior Notes due in June 2015, net of unamortized discount	249,372	—
Unsecured $1.5 billion Competitive Advance and Revolving Credit Agreement due in October 2009	243,400	—
Unsecured $875 million revolving credit agreement payable to banks, due in December 2005	—	370,000
Capitalized lease obligations at various interest rates, payable through 2010	13,177	4,487
Other notes payable through 2006	682	—

	756,547	374,487
Less current portion	(6,192)	(2,048)

	$750,355	$372,439

Maturities of long-term debt at June 30, 2005 are as follows (in thousands):

Year ending June 30,
2006	$6,192
2007	4,149
2008	2,997
2009	481
2010	493,356
Thereafter	249,372

Total	$756,547

Senior Notes
On June 6, 2005, we completed a public offering of $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively the “Senior Notes”). Interest on the Senior Notes is payable semiannually. The net proceeds from the offering of approximately $496 million, after deducting underwriting discounts, commissions and expenses, were used to repay a portion of the outstanding balance of our Credit Facility (defined below), part of which was incurred in connection with the acquisition of the Acquired HR Business. We may redeem some or all of the Senior Notes at any time prior to maturity, which may include prepayment penalties determined according to pre-established criteria. See Note 15 for a discussion of the forward interest rate hedges related to the issuance of the Senior Notes.
The Senior Notes contain customary covenants, including but not limited to, restrictions on our ability, and the ability of our subsidiaries, to create or incur secured indebtedness, merge or consolidate with another person, or enter into certain sale and leaseback transactions.
Upon the occurrence of certain events of default, the principal of and all accrued and unpaid interest on all the Senior Notes may be declared due and payable by the trustee, The Bank of New York Trust Company, N.A., or the holders of at least 25% in principal amount of the outstanding Senior Notes. Such events of default include, but are not limited to, payment default, covenant defaults, material payment defaults (other than under the Senior Notes) and voluntary or involuntary bankruptcy proceedings. As of June 30, 2005, we were in compliance with the covenants of our Senior Notes.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Credit Facilities
On October 27, 2004, we entered into a Five Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, as Administrative Agent (“JP Morgan”), and Wells Fargo Bank, National Association, as Syndication Agent, and a syndication of 19 other lenders (the “Credit Facility”). Proceeds from advances under the Credit Facility are used for general corporate purposes, to fund acquisitions and for repurchases under our share repurchase programs. The Credit Facility provides for an unsecured $1.5 billion multi-currency revolving credit and competitive advance facility (fully available in U.S. dollars, Euros or competitive loans in any currency). Multi-currency commitments (available in certain specified currencies other than U.S. dollars or Euros) in an initial aggregate amount of $200 million and swing line loans in an amount up to $150 million are provided under the facility. Subject to affirmation of representations and warranties, status of no default and commitments by willing lenders, the Credit Facility may be increased by up to an additional $300 million. The lending commitments under the Credit Facility are scheduled to terminate October 27, 2009. The terms and rates of the Credit Facility are generally more favorable than those of the Prior Facility (defined below). At the closing of the Credit Facility, we borrowed $316 million under the Credit Facility to pay off and terminate the Prior Facility. In addition, $94 million in letters of credit were issued at closing under the Credit Facility to replace letters of credit outstanding under the Prior Facility.
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
The Credit Facility contains customary covenants including, but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, finance accounts receivables, or sell or transfer assets. The Credit Facility also limits our ability to incur additional indebtedness at the subsidiary level. In addition, we may not permit our consolidated leverage ratio to exceed 2.75 to 1.0 or our consolidated interest coverage ratio to be less than 3.50 to 1.0.
Upon the occurrence of certain events of default, our obligations under the Credit Facility may be accelerated and the lending commitments under the Credit Facility terminated. Such events of default include, but are not limited to, payment default to lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults (other than under the Credit Facility), voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, or change of control. As of June 30, 2005, we were in compliance with the covenants of our Credit Facility.
Simultaneously with entering into the $1.5 billion Credit Facility, we terminated our then existing $875 million revolving credit facility (the “Prior Facility”) on October 27, 2004 and repaid the $316 million outstanding on the Prior Facility with borrowings under the Credit Facility.
At June 30, 2005, we had approximately $1.2 billion available on our Credit Facility after giving effect to outstanding indebtedness and $100.9 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our Credit Facility. At June 30, 2005, we had $0.2 billion outstanding on our Credit Facility, which is reflected in long-term debt, and of which substantially all bore interest from 3.61% to 3.72%.
Convertible Notes
On February 27, 2004, we completed the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Convertible Notes”). Holders of 99.9% of all the outstanding Convertible Notes converted their Convertible Notes to 23.0234 shares of our Class A common stock per $1,000 principal amount of Convertible Notes in accordance with the procedures specified in the related indenture governing the Convertible Notes. As the result of such conversions, approximately 7.3 million shares of our Class A common stock were issued to such noteholders at the conversion price of $43.44 per share. The remaining Convertible Notes were redeemed in cash at 101.4% of the principal amount, resulting in a cash redemption of $269,000. The Convertible Notes were convertible at any time prior to the maturity date, unless redeemed or repurchased, into Class A common stock at a conversion rate of 23.0234 shares of Class A common stock for each $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $43.44 per share of Class A common stock), subject to adjustments in certain events. Interest on the Convertible Notes was payable semi-annually on February 15 and August 15 of each year commencing August 15, 2001.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Interest
Cash payments for interest for the years ended June 30, 2005, 2004 and 2003 were approximately $13.1 million, $16.4 million and $21.1 million, respectively. Accrued interest was $2.6 million and $1.1 million at June 30, 2005 and 2004, respectively.
10. INCOME TAXES
Income tax expense (benefit) is comprised of the following (in thousands):

	Year ended June 30,
	2005	2004	2003
Current:
U.S. Federal	$117,743	$202,797	$71,420
State	18,249	25,285	8,334
Foreign	3,594	5,103	3,500

Total current expense	139,586	233,185	83,254

Deferred:
U.S. Federal	76,736	60,121	92,182
State	8,593	5,767	9,517
Foreign	211	267	(848)

Total deferred expense	85,540	66,155	100,851

Total income tax expense	$225,126	$299,340	$184,105

Deferred tax assets (liabilities) consist of the following (in thousands):

	June 30,
	2005	2004
Deferred tax assets:
Accrued expenses not yet deductible for tax purposes	$39,756	$31,955
Unearned revenue	14,436	8,366
Tax credits and loss carryforwards	66,931	6,319
Divestiture-related accruals	5,826	6,909
Forward interest rate agreements	7,084	—

Subtotal	134,033	53,549
Deferred tax assets valuation allowance	(14,475)	(3,695)

Total deferred tax assets	119,558	49,854

Deferred tax liabilities:
Goodwill amortization	(208,975)	(160,809)
Depreciation and amortization	(101,030)	(83,834)
Unbilled revenue	(54,187)	(52,976)
Prepaid and receivables	(26,741)	(10,221)
Other	(3,831)	(1,623)

Total deferred tax liabilities	(394,764)	(309,463)

Net deferred tax liabilities	$(275,206)	$(259,609)

On June 30, 2005, we had available unused domestic net operating loss carryforwards (“NOLs”), net of Internal Revenue Code Section 382 limitations, of approximately $131.3 million which will expire over various periods from 2010 through 2024. In addition, we had available unused domestic state tax credit carryforwards of $2.7 million which some may be carried forward indefinitely. The change in tax credits and loss carryforwards from June 30, 2004 to June 30, 2005 is primarily due to net operating losses acquired in the Superior and Bluestar acquisitions completed during fiscal year 2005. A valuation allowance of $14.5 million and $3.7 million was recorded at June 30, 2005 and June 30, 2004, respectively, against deferred tax assets associated with net operating losses and tax credit carryforwards for which realization of any future benefit is uncertain due to taxable income limitations. Of this amount, approximately $6.7 million is related to acquisitions, and if not utilized, would be reversed against goodwill. The change in valuation allowance from June 30, 2004 to June 30, 2005 is primarily due to acquisitions. We routinely evaluate all deferred tax assets to determine the likelihood of their realization. The valuation allowance for deferred tax assets increased by $10.8 million and $3.6 million during the years ended June 30, 2005 and 2004, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The depreciation and amortization related deferred tax liabilities increased during the years ended June 30, 2005 and 2004 predominantly due to current tax deductions for acquired intangibles, goodwill and depreciation. Generally, since the adoption of SFAS 142 eliminates the book goodwill amortization, the difference between the cumulative book and tax bases of goodwill will continue to grow as current tax deductions are realized. As of June 30, 2005 and 2004, the amount of deductible goodwill was $2 billion and $1.7 billion, respectively. In addition, accelerated tax depreciation is provided for under the Jobs and Growth Tax Relief Reconciliation Act of 2003 on capital expenditures through December 2004.
Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

	Year ended June 30,
	2005	2004	2003
Statutory U.S. Federal income tax	$224,375	$290,214	$171,831
State income taxes, net	19,472	19,873	11,603
Basis difference on sales of subsidiaries	(9,594)	(5,595)	—
Research and development tax credits	(4,674)	(6,068)	—
Foreign benefits	(2,734)	(701)	(619)
Other	(1,719)	1,617	1,290

Total income tax expense	$225,126	$299,340	$184,105

The effective tax rate for fiscal years 2005 and 2004 was 35.1% and 36.1%, respectively, including tax benefits recognized from the sale of the Divested Federal Business and research and development tax credits. The divestiture benefits and research and development tax credits reduced our effective tax rate for fiscal years 2005 and 2004 by 2.2% and 1.4%, respectively.
During fiscal years 2005, 2004 and 2003, pretax profit related to our foreign operations was 3.4%, 1.9% and 1.8%, respectively, of our consolidated pretax profit.
Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of approximately $36.5 million, $16.8 million and $5.5 million as of June 30, 2005, 2004, and 2003, respectively. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax provision and related liability may be required. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.
On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FASB Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” allows companies additional time beyond that provided in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” to determine the impact of the Act on its financial statements and provides guidance for the disclosure of the impact of the Act on the financial statements. At June 30, 2005, cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been recorded totaled $36.5 million, the tax effects on which, if repatriated, cannot be reasonably estimated at this time. We are currently considering repatriation of amounts up to and including $36.5 million, pending completion of our analysis. This incentive is available to us until June 30, 2006. The 85% dividends received deduction is subject to a number of limitations, and we have not yet decided whether, or to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We will continue to monitor our international activities and expect to reach a decision regarding repatriation prior to the expiration of this incentive.
Federal, state and foreign income tax payments during the years ended June 30, 2005, 2004, and 2003 were approximately $118.9 million, $189.6 million, and $67.1 million, respectively. Taxes paid in fiscal year 2004 include $88.1 million related to the gain on the Divested Federal Business (see Note 3).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. COMMON STOCK
Our Class A common stock trades publicly on the New York Stock Exchange (symbol “ACS”) and is entitled to one vote per share. Our Class B common stock is entitled to ten votes per share. Class B shares are convertible, at the holder’s option, into Class A shares, but until converted carry significant transfer restrictions.
Our Board of Directors has authorized two share repurchase programs totaling $1.25 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock and on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase programs from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our existing revolving Credit Facility. As of June 30, 2005, we had repurchased approximately 19.9 million shares at a total cost of approximately $994 million and reissued 0.7 million shares for proceeds totaling $33.1 million to fund contributions to our employee stock purchase plan and 401(k) plan.
On February 27, 2004, we completed the redemption of our 3.5% Convertible Subordinated Notes due February 15, 2006, resulting in the issuance of approximately 7.3 million shares of our Class A common stock to the noteholders. Please see Note 9 for further discussion.
12. STOCK-BASED COMPENSATION PLANS
Stock Options
Under our 1997 Stock Incentive Plan (the “1997 Plan”), we have reserved approximately 7.4 million shares of Class A common stock for issuance to key employees at exercise prices determined by the Board of Directors. In May 2000, February 2001, October 2001, July 2003 and February 2005, the Board of Directors approved the additional allotment of approximately 1.7 million, 1.6 million, 4.1 million, 3.8 million and 2.7 million shares, respectively, to the 1997 Plan in accordance with the terms and conditions of the 1997 Plan authorized by our shareholders pursuant to our November 14, 1997 Proxy Statement. Options granted under the 1997 Plan to our current employees cannot exceed 12.8% of our issued and outstanding shares, consequently, any share repurchases (as discussed above) reduce the number of options to purchase shares that we may grant under the 1997 Plan. Our 1988 Stock Option Plan (the “1988 Plan”), which originally reserved 12 million shares of Class A common stock for issuance, was discontinued for new grants during fiscal year 1998 and terminated (except for the exercise of then existing option grants as of September 1997) and subsequently, 3.2 million unissued shares expired. Generally, the options under each plan vest in varying increments over a five-year period, generally become exercisable as they vest, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value of our Class A common stock at the time of the grant. As reported in Note 1, we have elected to adopt the disclosure only provisions of SFAS 123 and we account for stock-based employee compensation plans in accordance with APB 25. As a result, no compensation cost has been recognized in the periods presented for stock option or employee stock purchase plans. As discussed below, we will adopt SFAS 123(R) beginning July 1, 2005.
In order to conform our stock option program with standard market practice, on February 2, 2005, our Board of Directors approved an amendment to stock options previously granted that did not become exercisable until five years from the date of grant to provide that such options become exercisable on the day they vest. Options granted under both our 1997 Plan and our 1988 Plan generally vest in varying increments over a five year period. It is expected that future option grants will contain matching vesting and exercise schedules. This amendment does not amend or affect the vesting schedule, exercise price, quantity of options granted, shares into which such options are exercisable or life of any award under any outstanding option grant. Therefore, no compensation expense was recorded.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Option activity for the years ended June 30, 2005, 2004, and 2003 is summarized as follows:

		Weighted
		Average
	Options	Option Price
Outstanding at June 30, 2002	11,130,500	$22.88

Granted	3,439,500	37.45
Exercised	(1,182,800)	12.04
Canceled	(427,400)	32.34

Outstanding at June 30, 2003	12,959,800	27.42

Granted	3,167,000	45.09
Exercised	(2,077,890)	16.46
Canceled	(593,200)	33.12

Outstanding as of June 30, 2004	13,455,710	33.04

Granted	4,522,000	51.24
Exercised	(1,905,460)	19.24
Canceled	(715,550)	43.95

Outstanding as of June 30, 2005	15,356,700	39.61

Vested and exercisable at June 30, 2005	4,932,950	$29.25
Further information regarding outstanding and exercisable stock options by exercise price range as of June 30, 2005 is disclosed below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$10.31 — $20.94	2,105,650	4.26	$15.95	1,806,650	$16.27
$27.56 — $38.66	4,994,700	6.52	35.31	2,506,400	34.76
$40.62 — $50.81	6,141,600	8.63	46.75	619,900	44.77
$51.90 — $55.55	2,114,750	9.20	52.55	—	—

	15,356,700	7.42	$39.61	4,932,950	$29.25

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Employee Stock Purchase Plan
Under our 1995 Employee Stock Purchase Plan (“ESPP”), a maximum of 4 million shares of Class A common stock can be issued to substantially all full-time employees who elect to participate. In October 2002, the Board of Directors approved an amendment to the ESPP to increase the number of shares that can be issued under the plan from 2 million to 4 million. Through payroll deductions, eligible participants may purchase our stock at a 15% discount to market value. The stock is either purchased by the ESPP in the open market or issued from our treasury account, or a combination of both, and our contributions for the years ended June 30, 2005, 2004, and 2003, which were charged to additional paid-in capital, were approximately $1 million, $1.9 million, and $3.3 million, respectively. During fiscal years 2005 and 2004, in addition to stock purchased by the ESPP in the open market, we issued approximately 446,000 and 92,000 treasury shares to fund the ESPP.
SFAS 123(R)
As discussed in Note 1, we will adopt SFAS 123(R) beginning July 1, 2005 for new awards of stock-based compensation granted after that date and for unvested awards outstanding at that date, following the modified prospective method. Under this method, prior period amounts will not be restated. We believe the impact on our results of operations of SFAS 123(R) will be consistent with our historical disclosure of pro forma stock compensation information under SFAS 123; however, the excess tax benefits from the exercise of stock options which was historically classified as net cash provided by operating activities pursuant to the provisions of Emerging Issues Task Force Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a nonqualified Employee Stock Option” will be reported in net cash provided by financing activities after the implementation of SFAS 123(R).
Upon implementation of SFAS 123(R), we will begin expensing the share-based payment arrangement using the modified prospective method. Prior to fiscal year 2006, we followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for share-based payment arrangements. Under APB 25, no compensation expense was recognized since the exercise prices of the awards under our plans were at the current market price of our stock on the date of grant. The total compensation cost related to non-vested awards not yet recognized at June 30, 2005 was approximately $112.5 million. This is expected to be recognized over a weighted average of 3.5 years.
13. PENSION AND OTHER POST-EMPLOYMENT PLANS
In connection with the acquisition of the Acquired HR Business, we assumed pension plans for the Acquired HR Business employees located in Canada and the United Kingdom (“UK”). The Canadian Acquired HR Business has both a funded basic pension plan and an unfunded excess pension plan. The UK pension scheme is a funded plan. These defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period before retirement. We have established June 30 as our measurement date for these defined benefit plans. The net periodic benefit costs for these plans are included in wages and benefits in our financial statements from the effective date of the acquisition, May 1, 2005.
The measurement of the pension benefit obligation of the plans at the acquisition date was accounted for using the business combination provisions in Statement of Financial Accounting Standards No. 87, therefore, all previously existing unrecognized net gain or loss, unrecognized prior service cost, or unrecognized net obligation or net asset existing prior to the date of the acquisition was included in our calculation of the pension benefit obligation recorded at acquisition.
In addition to these pension plans, we also assumed a post-employment medical plan for Acquired HR Business employees and retirees in Canada. The amount of health care benefits is limited to lifetime maximum and age limitations as described in the plan.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Benefit obligations
The following table provides a reconciliation of the changes in the defined benefit plans’ benefit obligations for the year ended June 30, 2005 (in thousands):

		Other
	Pension	Benefit
	Plans	Plan
Reconciliation of benefit obligation:
Obligation at June 30, 2004	$—	$—
Obligations assumed in business combinations	84,434	342
Service cost	751	3
Interest cost	739	3
Actuarial (gain) loss	6,536	21
Foreign currency exchange rate changes	(2,443)	9
Benefit payments	(289)	(2)

Obligation at June 30, 2005	$89,728	$376

Costs (income) of plans
The following table provides the components of net periodic benefit cost for the year ended June 30, 2005 (in thousands):

		Other
	Pension	Benefit
	Plans	Plan
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$751	$3
Interest cost	739	3
Expected return on assets	(536)	—

Net periodic benefit cost for defined benefit plans	$954	$6

Plan assets
The following table provides a reconciliation of the changes in the fair value of plan assets for the year ended June 30, 2005 (in thousands):

		Other
	Pension	Benefit
	Plans	Plan
Reconciliation of fair value of plan assets:
Fair value of plan assets at June 30, 2004	$—	$—
Assets assumed in business combinations	67,621	—
Actual return on plan assets	2,330	—
Foreign currency exchange rate changes	(2,395)	—
Employer contributions	928	—
Benefit payments	(289)	—

Fair value of plan assets at June 30, 2005	$68,195	$—

The following table provides the weighted-average asset allocation of all pension plan assets at June 30, 2005, by asset category:

Mutual fund — equity securities	40%
Mutual fund — debt securities	23%
Cash and cash equivalents	32%
Mutual fund — real estate	5%

Total	100%

There are no holdings in shares or debt issued by us included in the pension plan assets.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We made contributions to the pension plans of approximately $0.9 million in June 2005. In addition, approximately $21.5 million related to a purchase price adjustment received from Mellon Financial Corporation was funded into the pension plans prior to June 30, 2005. This amount is included in the plans’ cash and cash equivalents at June 30, 2005 and was subsequently invested pursuant to the plans’ target asset allocations.
Funded status of defined benefit pension plans
The following table provides a statement of funded status as of June 30, 2005 (in thousands):

	Funded	Unfunded
	Plans	Plan
Accumulated benefit obligation (ABO)	$62,965	$9,963
Projected benefit obligation (PBO)	78,819	10,909
Fair value of assets	68,195	—

		Other
	Pension Plans	Benefit Plan
Funded status at June 30, 2005	$(21,533)	$(376)
Unrecognized (gain) loss	4,690	21

Net amount included in long-term liabilities in our consolidated balance sheet	$(16,843)	$(355)

As of the measurement date, June 30, 2005, the fair value of plan assets exceeded the accumulated benefit obligation for the Canadian basic pension plan and the UK pension scheme.
Assumptions for calculating benefit obligations and net periodic benefit cost
The following table summarizes the weighted-average assumptions used in the determination of our benefit obligation for the year ended June 30, 2005:

		Other
	Pension Plans	Benefit Plan
Discount rate	5.00% — 5.25%	5.25%
Rate of increase in compensation levels	4.25% — 4.40%	NA
The following table summarizes the assumptions used in the determination of our net periodic benefit cost for the year ended June 30, 2005:

Other
	Pension Plans	Benefit Plan
Discount rate	5.25% — 5.75%	5.75%
Long-term rate of return on assets	7.00% — 7.50%	NA
Rate of increase in compensation levels	4.25% — 4.40%	NA
Our discount rate is determined based upon high quality corporate bond yields as of the measurement date. The table below illustrates the effect of increasing or decreasing the discount rates by 25 basis points (in thousands):

	Plus .25%	Less .25%
Effect on pension benefit obligation	$4,490	$(4,692)
Effect on service and interest cost	$380	$(399)

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We estimate the long-term rate of return on UK and Canadian plan assets will be 7% and 7.5%, respectively, based on the long-term target asset allocation. Expected returns for the following asset classes used in the plan are based on a combination of long-term historical returns and current and expected market conditions.
The UK pension scheme’s target asset allocation is 33% UK equities, 22% overseas equities principally invested in developed markets, 17.5% bonds issued by UK corporates, 17.5% in UK Treasury inflation-linked bonds and 10% in UK commercial property. External investment managers actively manage all of the asset classes. The target asset allocation has been set by the plan’s trustee board with a view to meeting the long-term return assumed for setting the employer’s contributions while also reducing volatility relative to the plan’s liabilities. The managers engaged by the trustees manage their assets with a view to seeking moderate out-performance of appropriate benchmarks for each asset class. At this time, the trustees do not engage in any alternative investment strategies, apart from UK commercial property.
The Canadian funded plan’s target asset allocation is 37% Canadian provincial and corporate bonds, 33% larger capitalization Canadian stocks, 25% developed and larger capitalization Global ex-Canada stocks (mainly U.S. and international stocks) and 5% cash and cash equivalents. A single investment manager actively manages all of the asset classes. This manager uses an equal blend of large cap value and large cap growth for stocks in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. The bonds are managed using a core approach where multiple strategies are engaged such as interest rate anticipation, credit selection and yield curve positioning to mitigate overall risk. At this time, the manager does not engage in any alternative investment strategies.
SFAS 106 requires the disclosure of assumed healthcare cost trend rates for next year used to measure the expected cost of benefits covered. For measurement purposes, an 8.8% composite annual rate of increase in the per capita costs of covered healthcare benefits was assumed for measurement of the benefit obligation as well as the periodic benefit cost for fiscal year 2005; this rate was assumed to decrease gradually to 4.5% by 2013 and remain at that level thereafter. The healthcare cost trend rate assumption may have a significant effect on the SFAS 106 projections. The table below illustrates the effect of increasing or decreasing the assumed healthcare cost trend rates by one percentage point for each future year (in thousands):

	Plus 1%	Less 1%
Effect on post-employment benefit obligation	$55	$(48)
Effect on total of service and interest cost	$7	$(6)
Expected Cash Flows
We expect to contribute between $3.5 million and $4.4 million to our pension plans in fiscal year 2006.
The following table summarizes the estimated benefit payments, which include amounts to be earned by active plan employees through expected future service for all pension plans over the next ten years as of June 30, 2005 (in thousands):

		Other
	Pension	Benefit
	Plans	Plan
2006	$2,488	$17
2007	2,586	19
2008	2,616	21
2009	2,674	22
2010	2,488	22
2011-2015	14,520	125

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Supplemental executive retirement plan
In December 1998, we entered into a Supplemental Executive Retirement Agreement with our Chairman, Darwin Deason (“Mr. Deason”), which was amended in August 2003 to conform the normal retirement date specified therein to our fiscal year end next succeeding the termination of the Employment Agreement between Mr. Deason and us. The normal retirement date under the Supplemental Executive Retirement Agreement was subsequently amended in June 2005 to conform to the termination date of the Employment Agreement with the exception of the determination of any amount deferred in taxable years prior to January 1, 2005 for purposes of applying the provisions of the American Jobs Creation Act of 2004 and the regulations and interpretive guidance published pursuant thereto (the “AJCA”). Pursuant to the Supplemental Executive Retirement Agreement, which was reviewed and approved by the Board of Directors, Mr. Deason will receive a benefit upon the occurrence of certain events equal to an actuarially calculated amount based on a percentage of his average monthly compensation determined by his monthly compensation during the highest thirty-six consecutive calendar months from among the 120 consecutive calendar months ending on the earlier of his termination of employment or his normal retirement date. The amount of this benefit payable by us will be offset by the value of particular options granted to Mr. Deason (including 150,000 shares covered by options granted in October 1998 with an exercise price of $11.53 per share and 300,000 shares granted in August 2003 with an exercise price of $44.10). To the extent that we determine that our estimated actuarial liability under the Supplemental Executive Retirement Plan exceeds the “in the money” value of such options, such deficiency would be reflected in our results of operations as of the date of such determination. In the event that the value of the options granted to Mr. Deason exceeds the benefit, such excess benefit would accrue to Mr. Deason and we would have no further obligation under this agreement. The percentage applied to the average monthly compensation is 56% for benefit determinations made on or any time after May 18, 2005. The events triggering the benefit are retirement, total and permanent disability, death, resignation, and change in control or termination for any reason other than cause. The benefit will be paid in a lump sum or, at the election of Mr. Deason, in monthly installments over a period not to exceed ten years. We have estimated that our obligation with respect to Mr. Deason under the Supplemental Executive Retirement Agreement was $8.1 million at June 30, 2005 and will be $16.17 million at May 18, 2010 (based on the normal retirement date under the Supplemental Executive Retirement Agreement but excluding the implications of the AJCA). If the payment is caused by a change in control and at such time Mr. Deason would be subject to an excise tax under the Internal Revenue Code with respect to the benefit, the amount of the benefit will be grossed-up to offset this tax.
Deferred compensation plans
We offer a deferred compensation plan to employees who meet specified compensation criteria. The assets and liabilities of this plan are included in our consolidated financial statements. Approximately 1,000 employees participate in the plan. Participants may elect to defer a specified percentage of base salary and incentive compensation annually. The assets of the plan as of June 30, 2005 and 2004 were $29.2 million and $19.2 million, respectively. Liabilities of the plan, representing participants’ account balances, were $32 million and $20.4 million at June 30, 2005 and 2004, respectively, and were included in long-term liabilities.
In connection with the acquisition of the Acquired HR Business, we assumed a deferred compensation plan for certain Acquired HR Business employees. This plan is currently closed to new contributions. The assets and liabilities of this plan are included in our consolidated financial statements as of the date of acquisition. Approximately 168 employees participate in the plan. The assets of the plan as of June 30, 2005 were $24 million. Liabilities of the plan, representing participants’ account balances, were $30.6 million at June 30, 2005 and were included in long-term liabilities.
Other contributory plans
We have contributory retirement and savings plans, which cover substantially all employees and allow for discretionary matching contributions by us as determined by our Board of Directors. Contributions made by us to certain plans during the years ended June 30, 2005, 2004, and 2003 were approximately $13.4 million, $14.8 million and $24.5 million, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. EARNINGS PER SHARE
Basic earnings per share of common stock is computed using the weighted average number of our common shares outstanding during the period. Diluted earnings per share is adjusted for the after-tax impact of interest on the Convertible Notes and reflects the incremental shares that would be available for issuance upon the assumed exercise of stock options and conversion of the Convertible Notes. The Convertible Notes were converted to common shares in February 2004.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year ended June 30,
	2005	2004	2003
Numerator:
Numerator for earnings per share (basic) — income available to common stockholders	$415,945	$529,843	$306,842
Effect of dilutive securities:
Interest on Convertible Notes (net of income tax)	—	5,196	8,218

Numerator for earnings per share assuming dilution-income available to common stockholders	$415,945	$535,039	$315,060

Denominator:
Weighted average shares outstanding (basic)	127,560	131,498	132,445
Effect of dilutive securities:
Convertible Notes	—	4,750	7,298
Stock options	2,822	3,398	3,687

Total potential common shares	2,822	8,148	10,985

Denominator for earnings per share assuming dilution	130,382	139,646	143,430

Earnings per share (basic)	$3.26	$4.03	$2.32

Earnings per share assuming dilution	$3.19	$3.83	$2.20

Options to purchase approximately 473,000, 457,000 and 159,000 shares of common stock were outstanding during fiscal years 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price during the period.
15. FINANCIAL INSTRUMENTS
Long-term Debt
As of June 30, 2005, the fair values of our Senior Notes approximated $496.5 million.
As of June 30, 2005 and 2004, the fair values of our revolving credit balances approximated the related carrying values.
Derivatives
In order to hedge the variability of future interest payments related to our Senior Notes resulting from changing interest rates, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of the Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) is reflected in accumulated other comprehensive income, and will be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. During fiscal year 2005, we amortized approximately $0.2 million to interest expense. The amount of gain or loss related to hedge ineffectiveness was not material.
Investments in mutual funds
As of June 30, 2005, as part of our deferred compensation plan, we held investments in mutual funds with a fair market value of $24.0 million. See Note 13 for more information on the deferred compensation plan. The unrealized gain or loss on these investments for fiscal year 2005 were not material. There were no investments in mutual funds in fiscal year 2004.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16. RELATED PARTY TRANSACTIONS
Prior to July 2002, we held a minority preferred stock interest in DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). Our Chairman owns a majority voting interest in DDH and our President and General Counsel, along with our Chairman were directors of DDH. At June 30, 2002, DDH had a $48 million line of credit with Citicorp USA, Inc., (“Citicorp”) for which we and our Chairman, in exchange for warrants to acquire additional voting stock, acted as partial guarantors. In addition, we obtained access to corporate aircraft at favorable rates in consideration of our guaranty. We had guaranteed up to approximately $11.5 million of the line of credit and our Chairman guaranteed up to approximately $17.5 million of the line of credit.
In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. Our minority preferred stock interest and warrants (with a recorded value of $100,000 at June 30, 2002) in DDH were cancelled. We have no further ownership interest in DDH. Our officers, other than the Chairman, are no longer directors of DDH. As partial consideration for the release of our corporate guaranty, we entered into an agreement to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2005 and 2004, we had $0.6 million and $0.7 million, respectively, remaining in prepaid flights with DDH. During fiscal year 2003, we paid DDH approximately $0.5 million for maintenance services, chartered aircraft and equipment. We made no payments to DDH during fiscal years 2005 and 2004.
During fiscal years 2005, 2004 and 2003, we purchased approximately $9.0 million, $6.4 million and $6.8 million, respectively, of office products and printing services from Prestige Business Solutions, Inc., a supplier owned by our Chairman’s daughter-in-law. These products and services were purchased on a competitive bid basis in substantially all cases. We believe this relationship has allowed us to obtain these products and services at quality levels and costs more favorable than would have been available through alternative market sources.
17. COMMITMENTS AND CONTINGENCIES
We have various non-cancelable operating lease agreements for information technology equipment, software and facilities with terms through 2018. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2009. A summary of these commitments at June 30, 2005 is as follows (in thousands):

Year ending June 30,
2006	$221,020
2007	154,872
2008	110,880
2009	68,364
2010	38,683
Thereafter	86,757

$680,576

Lease expense for information technology equipment, software and facilities was approximately $243.2 million, $227.7 million, and $174.7 million for the years ended June 30, 2005, 2004 and 2003, respectively.
We have entered into various contractual agreements to purchase telecom services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2009, and we estimate future payments related to these agreements will be $8.3 million, $13.3 million, $3.3 million and $1.8 million in fiscal years 2006, 2007, 2008 and 2009, respectively.
One of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. We believe that the inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio but may also extend to the conduct of ACS SLS and Tier with respect to the bidding process for child support contracts in certain other states. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $43.5 million, $67 million and $40.6 million in fiscal years 2005, 2004 and 2003, respectively, representing approximately 1%, 1.6% and 1.1% of our fiscal years 2005, 2004 and 2003 revenues, respectively. Our teaming arrangement with Tier also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 0.9%, 1% and 1.3% of our total fiscal years 2005, 2004 and 2003 revenues, respectively. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to the services rendered to Pinellas County by Lockheed

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ, the SEC and DOL to produce documents in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. We anticipate that we may receive additional subpoenas for information in other Florida Workforce regions as a result of the AWI report issued in January 2004.
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
As discussed in Note 9, certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2005, outstanding surety bonds of $269.2 million and $84.9 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. Approximately $16 million of letters of credit secure our casualty insurance and vendor programs. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During fiscal years 2005, 2004, and 2003 we made contingent consideration payments of $17 million, $10.4 million and $8 million, respectively, related to acquisitions completed in prior years. As of June 30, 2005, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $45.5 million, of which $6.3 million has been earned as of June 30, 2005. The $6.3 million was accrued as of June 30, 2005 and is expected to be paid during the first quarter of fiscal year 2006. Any such payments primarily result in a corresponding increase in goodwill.
We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our Federal business to Lockheed Martin Corporation in fiscal year 2004. Our maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of June 30, 2005, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2005, we serviced a FFEL portfolio of approximately 1.6 million loans with an outstanding principal balance of approximately $21.2 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2005 and 2004, other accrued liabilities include reserves which we believe to be adequate.

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
In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). Prior to DHHS’ award of the contract, our proposal was reviewed and approved by the State of North Carolina’s Information Technology Services group and the Federal Center for Medicare and Medicaid Services. Two competitors protested the contract award. In considering the protests, DHHS again reviewed our proposal and determined that our technical solutions did, in fact, comply with all technical requirements and denied the protests on June 3, 2004. EDS protested the denial. On January 12, 2005, an administrative law judge made a non-binding recommendation to sustain EDS’ protest of the contract between us and the DHHS. Notwithstanding the reviews, approvals, and decisions in awarding the contract and in considering the protests, the administrative law judge based his recommendation on his assessment that our technical solution did not fully comply with the DHHS technical standards for proposals. The non-binding recommendation was issued to the North Carolina State Chief Information Officer (“CIO”), Office of Technology Services. We, DHHS and EDS each presented written arguments to the CIO. A hearing was held before the CIO on March 15, 2005 during which each of the parties presented oral arguments. On April 28, 2005, the CIO issued a decision in favor of the DHHS and us as to the issues of: (i) the sufficiency of our technical solution, (ii) our satisfaction of RFP requirements relative to our integrated testing facility, and (iii) whether the State’s evaluation was consistent with the RFP’s evaluation criteria. However, his ruling also found insufficient evidence or argument had been submitted to address three other issues raised by EDS in its initial protest filing. Therefore, the CIO has directed that a hearing be conducted on the issues of whether (a) our proposal complied with RFP requirements relative to experience of proposed key personnel; (b) our proposal complied with RFP requirements for pricing; and (c) any perceived price advantage is illusory and in any event was miscalculated by DHHS. EDS subsequently waived its right to a hearing before the CIO on these three remaining issues and on May 18, 2005, EDS appealed the CIO’s decision to Wake County Superior Court. It is anticipated that a hearing will be held in October 2005. We intend to vigorously pursue affirmation of DHHS’ contract award. DHHS has instructed us to continue performance of our services under the contract.
In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.
18. GEORGIA CONTRACT
In 2001, we were awarded a contract by the Georgia Department of Community Health (“DCH”) to develop, implement and operate a system to administer health benefits to Georgia Medicaid recipients as well as state government employees (the “Georgia Contract”). This system development project was large and complex and anticipated the development of a system that would process both Medicaid and state employee claims. The Medicaid phase of this project was implemented on April 1, 2003. Various disputes arose because of certain delays and operational issues that were encountered in this phase. During the second quarter of fiscal year 2004, in connection with a settlement in principle, we recorded a $6.7 million reduction in revenue resulting from the change in our percentage-of-completion estimates primarily as a result of the termination of Phase II of the contract, a charge of $2.6 million to services and supplies associated with the accrual of wind-down costs associated with the termination of Phase II and an accrual of $10 million in other operating expenses to be paid to DCH pursuant to the settlement which was paid in the first quarter of fiscal year 2005. On July 21, 2004, we entered into a definitive settlement agreement with the DCH to settle these disputes. The terms of the definitive settlement, which were substantially the same as those announced in January 2004, include the $10 million payment by us to DCH; a payment by DCH to us of $9 million in system development costs; escrow of $11.8 million paid by DCH, with $2.4 million of the escrowed funds to be paid to us upon completion of an agreed work plan ticket and reprocessing of July 2003 — June 2004 claims, and the remaining $9.4 million of escrowed funds to be paid to us upon final certification of the system by the Center for Medicare/Medicaid Services (“CMS”), the governing Federal regulatory agency; cancellation of Phase II of the contract; and an agreement to settle outstanding operational invoices resulting in a payment to us of over $8.2 million and approximately $7 million of reduction in such invoices. In April 2005, CMS certified the system effective as of August 1, 2003. DCH has requested funding level information from CMS for the period from the system implementation date, April 1, 2003, through July 31, 2003. We will begin discussions with DCH regarding distribution of the $9.4 million in escrow funds related to system certification when DCH receives the relevant information from CMS. Our work related to the remaining $2.4 million in escrow is continuing.

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
The components of comprehensive income are as follows (in thousands):

	Year ended June 30,
	2005	2004	2003

Net income	$415,945	$529,843	$306,842
Other comprehensive income (loss):
Foreign currency translation adjustment	4,260	(2,410)	(971)
Unrealized loss on hedging instruments (net of income tax of $7,083)	(11,789)	—	—

Comprehensive income	$408,416	$527,433	$305,871

The unrealized loss on hedging instruments relates to interest rate hedges, which were settled in June 2005 (see Note 15 for further discussion).
Accumulated other comprehensive loss at June 30, 2005 includes approximately $11.8 million of unrealized loss on hedging instruments and $0.9 million of foreign currency translation gains. Accumulated other comprehensive loss at June 30, 2004 is comprised of foreign currency losses.
20. SEGMENT INFORMATION
We are organized into Commercial and Government segments due to the different operating environments of each segment, caused by different types of clients, differing economic characteristics, and the nature of regulatory environments. In the Commercial segment, we provide business process outsourcing, information technology outsourcing, and systems integration services to clients including healthcare providers and payors, pharmaceutical and other manufacturers, retailers, wholesale distributors, utilities, entertainment, higher education institutions, financial institutions, insurance and transportation companies. In the Government segment, we provide business process outsourcing, information technology outsourcing and systems integration services to state and local governments. Our Government segment also includes our relationship with the United States Department of Education (the “Department of Education”).
In fiscal year 2003, we reported our results of operations in three segments: Commercial, State and Local Government, and Federal. In fiscal year 2004, as a result of the sale of our Divested Federal Business, we combined our State and Local Government and Federal segments into our Government Segment. Prior period reporting has been restated to conform to the new segment reporting.
Over 97% of our consolidated revenues for fiscal years 2005, 2004 and 2003 were derived from domestic clients. Our relationship with the Department of Education is our largest contract and represents approximately 5%, 5% and 4% of consolidated revenues for fiscal years 2005, 2004, and 2003, respectively. Other than the Department of Education, no single customer exceeded 5% of our revenues.
The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables reflect the results of the segments consistent with our management system (in thousands):

	Commercial	Government	Corporate	Consolidated

Fiscal year 2005
Revenues (a)	$2,175,087	$2,176,072	$—	$4,351,159
Operating expenses (excluding depreciation and amortization)	1,727,358	1,682,001	54,540	3,463,899
Depreciation and amortization expense	145,859	85,016	1,904	232,779

Operating income (loss)	$301,870	$409,055	$(56,444)	$654,481

Total assets	$2,608,617	$2,160,297	$81,924	$4,850,838

Capital expenditures	$149,406	$102,560	$1,265	$253,231

Fiscal year 2004
Revenues (a)	$1,678,364	$2,428,029	$—	$4,106,393
Operating expenses (excluding depreciation and amortization)	1,308,411	1,989,392	66,356	3,364,159
Gain on sale of Divested Federal Business	—	(285,273)	—	(285,273)
Depreciation and amortization expense	109,382	72,286	2,128	183,796

Operating income (loss)	$260,571	$651,624	$(68,484)	$843,711

Total assets	$1,718,115	$2,088,841	$100,286	$3,907,242

Capital expenditures	$112,519	$110,649	$1,453	$224,621

Fiscal year 2003
Revenues (a)	$1,242,908	$2,544,298	$—	$3,787,206
Operating expenses (excluding depreciation and amortization)	954,762	2,117,025	44,010	3,115,797
Depreciation and amortization expense	80,111	69,195	2,822	152,128

Operating income (loss)	$208,035	$358,078	$(46,832)	$519,281

Total assets	$1,338,728	$2,241,799	$118,178	$3,698,705

Capital expenditures	$93,912	$109,819	$1,942	$205,673

(a)	Revenues in our Commercial segment for fiscal years 2004 and 2003 include revenues from operations divested as of June 30, 2004 of $6.9 million and $30.2 million, respectively. Revenues in our Government segment for fiscal years 2005, 2004 and 2003 include revenues from operations divested through June 30, 2004 of $0.6 million, $251.1 million and $679.3 million, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
21. REVENUE BY SERVICE LINE
Our revenues by service line are shown in the following table (in thousands):

	Year ended June 30,
	2005	2004	2003
Business process outsourcing (1)	$3,237,981	$3,017,699	$2,582,773
Information technology outsourcing	858,639	694,890	492,848
Systems integration services (2)	254,539	393,804	711,585

Total	$4,351,159	$4,106,393	$3,787,206

(1)	Includes $39.4 million and $123.7 million of revenues for fiscal years 2004 and 2003, respectively, from operations divested through June 30, 2004.

(2)	Includes $0.6 million, $218.6 million and $585.8 million of revenues for fiscal years 2005, 2004 and 2003, respectively, from operations divested through June 30, 2004.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
       (in thousands, except per share amounts)

	June 30,	March 31,	December 31,	September 30,
Fiscal Year 2005	2005	2005	2004	2004
Revenues	$1,214,392	$1,063,299	$1,027,286	$1,046,182

Operating income	$178,704	$165,812	$154,924	$155,041

Net income	$110,977	$114,666	$96,145	$94,157

Earnings per share — basic	$0.88	$0.90	$0.75	$0.74

Weighted average shares outstanding	126,087	127,568	128,619	127,948

Earnings per share — diluted	$0.87	$0.88	$0.73	$0.72

Weighted average shares outstanding — diluted	128,279	130,229	131,933	131,070

	June 30,		March 31,		December 31,		September 30,
Fiscal Year 2004	2004		2004		2003		2003
Revenues	$1,062,447		$1,009,432		$997,879		$1,036,635

Operating income	$142,981	(a)	$153,820	(a)	$402,981	(a)	$143,929

Net income	$90,259	(a)	$99,746	(a)	$253,030	(a)	$86,808

Earnings per share — basic	$0.69	(a)	$0.76	(a)	$1.93	(a)	$0.65

Weighted average shares outstanding	130,216		131,503		131,001		133,235

Earnings per share — diluted	$0.68	(a)	$0.72	(a)	$1.80	(a)	$0.62

Weighted average shares outstanding — diluted	133,304		139,348		141,880		143,960

(a)	During the second quarter of fiscal year 2004, we completed the sale of our Divested Federal Business. As a result of this transaction, we recognized a pretax gain of $284.3 million ($181.7 million, net of income tax) in the second quarter of fiscal year 2004. We recognized additional pretax gains of $0.5 million ($0.3 million, net of income tax) and $0.4 million ($0.3 million, net of income tax) in the third and fourth quarters of fiscal year 2004, respectively, primarily due to our final working capital settlement with Lockheed Martin Corporation. Please see Note 18 for discussion of other significant items, which impacted fiscal year 2004 results of operations.
23. NEW ACCOUNTING PRONOUNCEMENTS
Please refer to our discussion of SFAS 123(R) in Note 1.
On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides guidance related to specific topics affected by SFAS 123(R), including share-based payment transactions with non-employees, valuation methods, accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to the adoption of SFAS 123(R) and disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” required after implementation of SFAS 123(R). We do not believe SAB 107 will have a material impact on our implementation of SFAS 123(R).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FASB Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” allows companies additional time beyond that provided in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” to determine the impact of the Act on its financial statements and provides guidance for the disclosure of the impact of the Act on the financial statements. At June 30, 2005, cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been recorded totaled $36.5 million, the tax effects on which, if repatriated, cannot be reasonably estimated at this time. We are currently considering repatriation of amounts up to and including $36.5 million, pending completion of our analysis. This incentive is available to us until June 30, 2006. The 85% dividends received deduction is subject to a number of limitations, and we have not yet decided whether, or to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We will continue to monitor our international activities and expect to reach a decision regarding repatriation prior to the expiration of this incentive.
24. SUBSEQUENT EVENTS
In July 2005, we acquired LiveBridge, Inc., a customer care service provider primarily serving the financial and telecommunications industries, for approximately $32 million plus contingent consideration of up to $32 million based upon future financial performance. The acquisition was funded with cash on hand and borrowings under our Credit Facility. We believe this acquisition will expand our customer care operations and extend our global customer interaction service capabilities to include Canada and Argentina.
In August 2005, we announced an agreement to acquire the Transport Revenue division of Ascom AG, a Switzerland-based communications company (“Transport Revenue”), for approximately $100 million. The acquisition will be funded through borrowings on our Credit Facility. Transport Revenue consists of three business units: transit, parking and toll collection with offices across nine countries. We believe this acquisition will expand our portfolio in the transit and parking payment markets and the international transportation services industry. Transport Revenue will also add toll collection clients to our existing customer base. As a result of international regulatory and local approvals, this transaction is not expected to close until the second quarter of fiscal year 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2005. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were operating effectively as of June 30, 2005.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As discussed in Note 2 to the Consolidated Financial Statements, in May 2005, we acquired the human resources consulting and outsourcing businesses of Mellon Financial Corporation (the “Acquired HR Business”). We have excluded the Acquired HR Business from the scope of our assessment of our internal control over financial reporting as of June 30, 2005. The Acquired HR Business’ total revenues and total assets represent 2.4% and 13.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2005.
Management has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2005 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of June 30, 2005, our internal control over financial reporting was effective.
Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Their report appears under Item 8.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ending June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III
Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 14 is incorporated by reference from our definitive proxy statement, which is incorporated herein by reference.
PART IV
ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS
(a)	Financial Statements

The following consolidated financial statements of Affiliated Computer Services, Inc. and Subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(b)	Exhibits

Reference is made to the Index to Exhibits beginning on page 84 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized representative.

Affiliated Computer Services, Inc.
Date: September 13, 2005
By:	/s/ Warren D. Edwards
Warren D. Edwards
Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of September 2005.

Signature	Title

/s/ Darwin Deason (Darwin Deason)	Director, Chairman of the Board
/s/ Jeffrey A. Rich (Jeffrey A. Rich)	Director and Chief Executive Officer
/s/ Mark A. King (Mark A. King)	Director, President and Chief Operating Officer
/s/ Warren D. Edwards (Warren D. Edwards)	Executive Vice President and Chief Financial Officer
/s/ Charles E. McDonald (Charles E. McDonald)	Senior Vice President and Chief Accounting Officer
/s/ J. Livingston Kosberg (J. Livingston Kosberg)	Director
/s/ Joseph P. O’Neill (Joseph P. O’Neill)	Director
/s/ Frank A. Rossi (Frank A. Rossi)	Director
/s/ Dennis McCuistion (Dennis McCuistion)	Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
2.1	Stock Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Corporation and Affiliated Computer Services, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Service, Inc. and Affiliated Computer Services, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.3	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).

2.4	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on September 11, 2003 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between Affiliated Computer Services, Inc. and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).

4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between Affiliated Computer Services, Inc. and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).

4.4	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.3)).

4.5	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.6	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.7	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
4.8	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.9	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

10.1†	Amended Stock Option Plan of the Company (filed as Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-1, filed July 15, 1994, File No. 33-79394 and incorporated herein by reference).

10.2†	1997 Stock Incentive Plan of the Company (filed as Appendix D to our Joint Proxy Statement on Schedule 14A, filed November 14, 1997 and incorporated herein by reference).

10.3	Form of Directors Indemnification Agreement (filed as Exhibit 10.20 to Amendment No. 3 to our Registration Statement on Form S-1, filed August 23, 1994, File No. 33-79394 and incorporated herein by reference).

10.4†	Form of Severance Agreement, each dated as of March 1, 2004 except as otherwise noted, by and between Affiliated Computer Services, Inc. and each of Jeffrey A. Rich, Mark A. King, Warren D. Edwards, Lynn Blodgett, Harvey Braswell (September 14, 2004), John Brophy and William L. Deckelman, Jr. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 17, 2004 and incorporated herein by reference).

10.5†	Form of Amendment No. 1 to Severance Agreement, each dated as of February 2, 2005, by and between Affiliated Computer Services, Inc. and each of Jeffrey A. Rich, Mark A. King, Warren D. Edwards, Lynn Blodgett, Harvey Braswell, John Brophy and William L. Deckelman, Jr. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 8, 2005 and incorporated herein by reference).

10.6†	Severance Agreement, dated as of February 2, 2005, by and between Affiliated Computer Services, Inc. and John Rexford (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed February 8, 2005 and incorporated herein by reference).

10.7†	Severance Agreement, dated as of June 13, 2005, by and between Affiliated Computer Services, Inc. and Tom Burlin (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 16, 2005 and incorporated herein by reference).

10.8†	Supplemental Executive Retirement Agreement, dated as of December 15, 1998, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed September 29, 1999 and incorporated herein by reference).

10.9†	Amendment to Supplemental Executive Retirement Agreement, dated as of November 13, 2003, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

10.10†	Amendment No. 2 to Supplemental Executive Retirement Agreement, dated as of June 30, 2005, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2005 and incorporated herein by reference).

10.11†	Employment Agreement, dated February 16, 1999 between the Company and Darwin Deason (filed as Exhibit 10(iii)(A) to our Quarterly Report on Form 10-Q, filed May 17, 1999 and incorporated herein by reference).

10.12†	Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2004 and incorporated herein by reference).

10.13	Five Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 27, 2004, by and among Affiliated Computer Services, Inc., other Borrowers from time to time party thereto, the Lender Parties from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, Wells

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
Fargo Bank, National Association, as Syndication Agent, and others (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 29, 2004 and incorporated herein by reference).

10.14	Guaranty, dated as of October 27, 2004, by Affiliated Computer Services, Inc. for the benefit of JPMorgan Chase Bank, as Administrative Agent for the benefit of the Lender Parties (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed October 29, 2004 and incorporated herein by reference).

10.15*†	Affiliated Computer Services, Inc. Executive Benefit Plan, effective as of January 1, 2002, as amended.

10.16	Summary of Independent Director Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed August 29, 2005 and incorporated herein by reference)

10.17*	Form of Stock Option Agreement

10.18*	Form of Stock Option Agreement (UK grant)

21*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Value Incorporated

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.