Form 10-Q
period 2005-09-30
AFFILIATED COMPUTER SERVICES INC
filed 2005-11-09
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           September 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of November 4, 2005

Class A Common Stock, $.01 par value	117,684,933
Class B Common Stock, $.01 par value	6,599,372

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	June 30,
	2005	2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$34,226	$62,685
Accounts receivable, net	1,111,926	1,061,590
Prepaid expenses and other current assets	130,024	119,822
Assets held for sale	67,296	-

Total current assets	1,343,472	1,244,097

Property, equipment and software, net	713,594	677,241
Goodwill	2,325,838	2,334,655
Other intangibles, net	487,913	466,312
Other assets	143,648	128,533

Total assets	$5,014,465	$4,850,838

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$67,431	$62,788
Accrued compensation and benefits	174,691	175,782
Other accrued liabilities	453,273	471,577
Income taxes payable	24,188	2,310
Deferred taxes	34,083	34,996
Current portion of long-term debt	6,466	6,192
Current portion of unearned revenue	92,871	84,469
Liabilities related to assets held for sale	9,877	-

Total current liabilities	862,880	838,114

Senior Notes, net of unamortized discount	499,308	499,288
Other long-term debt	257,817	251,067
Deferred taxes	255,679	240,210
Other long-term liabilities	189,251	183,731

Total liabilities	2,064,935	2,012,410

Commitments and contingencies (See Notes 11 and 14)

Stockholders’ equity:
Class A common stock	1,384	1,379
Class B common stock	66	66
Additional paid-in capital	1,807,881	1,792,629
Accumulated other comprehensive loss, net	(10,737)	(10,910)
Retained earnings	2,110,320	2,016,197
Treasury stock at cost, 19,224 and 19,255 shares, respectively	(959,384)	(960,933)

Total stockholders’ equity	2,949,530	2,838,428

Total liabilities and stockholders’ equity	$5,014,465	$4,850,838

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2005	2004

Revenues	$1,310,917	$1,046,182

Expenses:
Wages and benefits	628,119	431,848
Services and supplies	290,772	275,062
Rent, lease and maintenance	155,172	118,993
Depreciation and amortization	68,080	54,319
Other operating expenses	14,011	10,919

Total operating expenses	1,156,154	891,141

Operating income	154,763	155,041

Interest expense	12,128	3,955
Other non-operating (income) expense, net	(4,381)	434

Pretax profit	147,016	150,652

Income tax expense	52,892	56,495

Net income	$94,124	$94,157

Earnings per share:
Basic	$0.75	$0.74

Diluted	$0.74	$0.72

Shares used in computing earnings per share:

Basic	125,429	127,948

Diluted	127,222	131,070
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$94,124	$94,157

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,080	54,319
Stock-based compensation expense	8,741	-
Excess tax benefits from stock-based compensation arrangements	(6,982)	-
Tax benefit on stock options	-	9,402
Provision for uncollectible accounts receivable	3,250	550
Deferred income tax expense	13,928	27,796
Other non-cash activities	1,746	3,423
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(73,805)	10,235
Increase in prepaid expenses and other current assets	(8,767)	(6,683)
(Increase) decrease in other assets	(9,328)	3,757
Increase (decrease) in accounts payable	9,038	(20,897)
Decrease in accrued compensation and benefits	(18,643)	(46,958)
Decrease in other accrued liabilities	(20,319)	(19,878)
Increase in income taxes payable	32,577	15,780
Increase (decrease) in unearned revenue	12,931	(10,430)
Increase in other long-term liabilities	1,255	4,550

Total adjustments	13,702	24,966

Net cash provided by operating activities	107,826	119,123

Cash flows from investing activities:
Purchases of property, equipment and software, net	(94,777)	(61,587)
Payments for acquisitions, net of cash acquired	(42,644)	(70,705)
Additions to other intangible assets	(6,906)	(9,360)
Intangible assets acquired in subcontract termination	(16,530)	-
Purchases of investments	(4,515)	(4,541)
Additions to notes receivable	-	(1,076)
Proceeds received on notes receivable	-	2,419
Other	-	(8)

Net cash used in investing activities	(165,372)	(144,858)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	383,461	404,980
Repayments of long-term debt	(377,708)	(415,643)
Proceeds from stock options exercised	14,739	13,040
Excess tax benefits from stock-based compensation arrangements	6,982	-
Proceeds from issuance of treasury shares	1,613	6,036

Net cash provided by financing activities	29,087	8,413

Net decrease in cash and cash equivalents	(28,459)	(17,322)
Cash and cash equivalents at beginning of period	62,685	76,899

Cash and cash equivalents at end of period	$34,226	$59,577

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. (“ACS”) and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 500 and S&P 500 company with approximately 55,000 people providing business process and information technology outsourcing solutions to commercial and government clients.
The financial information presented should be read in conjunction with our consolidated financial statements for the year ended June 30, 2005. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year. Prior period amounts have been restated to conform to current period presentation.
Significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2005. For discussion of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
2.    STOCK-BASED COMPENSATION
On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. SFAS 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. We adopted on a prospective basis SFAS 123(R) beginning July 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. We recognize the fair value of stock-based compensation awards as wages and benefits in the Consolidated Statements of Income on a straight-line basis over the vesting period.
Prior to July 1, 2005, we followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for our stock-based compensation plans. Under APB 25, no compensation expense was recognized for our stock-based compensation awards since the exercise prices of awards under our plans were at the current market price of our stock on the date of grant. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date under those plans consistent with the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

Three Months Ended
September 30, 2004
Net Income
As reported	$94,157
Less: Pro forma cost of employee stock-based compensation plans, net of income taxes of $2,668	(5,566)

Pro forma	$88,591

Basic earnings per share
As reported	$0.74
Pro forma	$0.69
Diluted earnings per share
As reported	$0.72
Pro forma	$0.68
The adoption of SFAS 123(R) in the first quarter of fiscal year 2006 resulted in prospective changes in our accounting for stock-based compensation awards including recording stock-based compensation expense and the related deferred income tax benefit on a prospective basis and reflecting the excess tax benefit from the exercise of stock-based compensation awards in cash flows from financing activities.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $8.7 million ($5.9 million, net of $2.8 million in deferred income tax benefits), or $0.05 per diluted share, in wages and benefits in the Consolidated Statements of Income for the three months ended September 30, 2005. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total compensation cost related to non-vested awards not yet recognized at September 30, 2005 was approximately $98.4 million, which is expected to be recognized over a weighted average of 3.44 years.
In periods ending prior to July 1, 2005, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” However, for periods ending after July 1, 2005, pursuant to SFAS 123(R), the income tax benefits exceeding the recorded deferred income tax benefit from stock-based compensation awards (the excess tax benefits) are required to be reported in net cash provided by financing activities. For the three months ended September 30, 2005, excess tax benefits from stock-based compensation awards of $7.0 million were reflected as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Consolidated Statements of Cash Flows. In the prior year period, income tax benefits from the exercise of stock options of $9.4 million were reflected in net cash provided by operating activities.
Under our 1997 Stock Incentive Plan (the “1997 Plan”), we originally reserved approximately 7.4 million shares of Class A common stock for issuance to key employees at exercise prices determined by the Board of Directors. In May 2000, February 2001, October 2001, July 2003, February 2005 and July 2005, the Board of Directors approved the additional allotment of approximately 1.7 million, 1.6 million, 4.1 million, 3.8 million, 2.7 million and 0.8 million shares, respectively, to the 1997 Plan in accordance with the terms and conditions of the 1997 Plan authorized by our shareholders pursuant to our November 14, 1997 Proxy Statement. Options granted under the 1997 Plan to our current employees cannot exceed 12.8% of our issued and outstanding shares, and consequently, any share repurchases (as discussed in Note 7) reduce the number of options to purchase shares that we may grant under the 1997 Plan. Our 1988 Stock Option Plan (the “1988 Plan”), which originally reserved 12 million shares of Class A common stock for issuance, was discontinued for new grants during fiscal year 1998 and terminated (except for the exercise of then existing option grants as of September 1997) and subsequently, 3.2 million unissued shares expired. Generally, the options under each plan vest in varying increments over a five-year period, become exercisable as they vest, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value of our Class A common stock at the time of the grant.
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
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model utilizing the assumptions noted below. The expected volatility of our stock price is based on historical monthly volatility over the expected term. The expected term of the option is based on historical employee stock option exercise behavior, the vesting term of the respective award and the contractual term. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option. The weighted-average fair value of options granted was $12.87 and $17.33 for the three months ended September 30, 2005 and 2004, respectively. The weighted-average fair value of options granted has declined in the three months ended September 30, 2005 compared to the prior year period due primarily to decreased volatility and expected term. The estimated fair value is not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following weighted-average assumptions were used to determine the fair value of grants for the three months ended September 30, 2005 under SFAS 123(R): expected volatility - 22.14%; expected term - 4.21 years; risk-free interest rate - 3.42%; and expected dividend yield - 0%.
As discussed above, prior to the adoption of SFAS 123(R), we determined the fair value of grants for disclosure of pro forma stock-based compensation costs in accordance with SFAS 123. We used the following weighted-average assumptions to determine the fair value of grants for the three months ended September 30, 2004: expected volatility - 27.62%; expected term - 5.36 years; risk-free interest rate - 3.95%; and expected dividend yield - 0%.
The total intrinsic value of options exercised during the three months ended September 30, 2005 was $11.6 million resulting in income tax benefits of $4.2 million. In addition, we also recorded income tax benefits of $6.7 million related to the purchase of vested options from our former Chief Executive Officer (see Note 12 for further discussion). Of the total income tax benefit of $10.9 million for the three months ended September 30, 2005, $7 million is reflected as excess tax benefits in the Consolidated Statement of Cash Flows.
Option activity for the three months ended September 30, 2005 is summarized as follows:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term	(in thousands)

Outstanding at June 30, 2005	15,356,700	$39.61	7.42

Granted	1,362,000	52.99
Exercised	(510,980)	28.85
Canceled(1)	(1,733,500)	39.17

Outstanding as of September 30, 2005	14,474,220	$41.30	7.47	$192,705

Vested and exercisable at September 30, 2005	5,424,670	$32.38	5.86	$120,526

(1)	Includes the purchase of 610,000 vested options and the cancellation of 640,000 unvested options related to the departure of our former Chief Executive Officer.
3.    ACQUISITIONS
In July 2005, we completed the acquisition of LiveBridge, Inc. (“LiveBridge”), a customer care service provider primarily serving the financial and telecommunications industries. The transaction was valued at approximately $32 million plus a working capital adjustment of $2.5 million, excluding contingent consideration of up to $32 million based upon future financial performance and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $42 million and assumed liabilities of $7.5 million. We recorded goodwill of $11.5 million, 49% of which is deductible for income tax purposes, and intangible assets of $12.9 million. The $12.9 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 6 years. We believe this acquisition will expand our customer care service offerings in the finance and telecommunications industries and will extend our global capabilities and operations by adding the LiveBridge operational centers in Canada, India and Argentina. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 1, 2005.
During the first quarter of fiscal year 2006, we signed a definitive agreement to acquire the Transport Revenue division of Ascom AG (“ATR”), a Switzerland based communications company for approximately $100 million. ATR consists of three business units – fare collection, airport parking solutions and toll collection with office locations across nine countries. The transaction is expected to close during the second quarter of fiscal year 2006 and is subject to international and regulatory approvals.
As part of our acquisition of the human resources consulting and outsourcing business of Mellon Financial Corporation (the “Acquired HR Business”) in the fourth quarter of fiscal year 2005, we recorded $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the first quarter of fiscal year 2006, $5.4 million in involuntary employee termination payments have been made and charged against accrued compensation. As of September 30, 2005, the balance of the related accrual was $15.1 million.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4.    ASSETS HELD FOR SALE
In September 2005, we initiated a plan to divest our Government welfare to workforce services line of business upon determining that this line of business is not core to our long-term strategy. We are in advanced discussions with a potential purchaser and expect a closing during the second quarter of fiscal year 2006. The expected proceeds from the divestiture will generally be used to pay down debt, to fund our share repurchase program or for general corporate purposes. Revenues from the business to be divested were $53.5 million and $57.4 million for the three months ended September 30, 2005 and 2004, respectively.
At September 30, 2005, we classified as “held for sale” those assets and liabilities related to our Government welfare to workforce services line of business expected to be divested. The following table sets forth the assets and liabilities included in assets held for sale and the related liabilities as of September 30, 2005 (in thousands):

Assets held for sale

Accounts receivable, net	$35,881
Property, equipment and software, net	3,019
Intangible assets, net	10,145
Goodwill	16,892
Other assets	1,359

Total assets held for sale	$67,296

Liabilities related to assets held for sale

Accounts payable	$5,195
Accrued compensation and benefits	3,577
Accrued liabilities	200
Other liabilities	905

Total liabilities related to assets held for sale	$9,877

5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended September 30, 2005 are as follows (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2005	$1,217,727	$1,116,928	$2,334,655
Acquisition activity	7,368	707	8,075
Assets held for sale	-	(16,892)	(16,892)

Balance as of September 30, 2005	$1,225,095	$1,100,743	$2,325,838

Goodwill activity for the first quarter of fiscal year 2006 was primarily due to the classification of goodwill related to assets held for sale of our Government welfare to workforce services line of business (see Note 4) offset by the acquisition of LiveBridge (see Note 3). Approximately $1.9 billion, or 81.6%, of the original gross amount of goodwill recorded is deductible for income tax purposes.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following information relates to our other intangible assets (in thousands):

	September 30, 2005		June 30, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Acquired customer-related intangibles	$364,854	$(77,269)	$377,314	$(76,515)
Customer-related intangibles	209,167	(74,197)	175,571	(74,336)
All other	14,470	(4,000)	12,708	(3,318)

Total	$588,491	$(155,466)	$565,593	$(154,169)

Unamortized intangible assets:
Title plant	$51,045		$51,045
Trade name	3,843		3,843

Total	$54,888		$54,888

Aggregate Amortization:
For the quarter ended September 30, 2005			$18,012
For the quarter ended September 30, 2004			14,316

Estimated amortization for the years ended June 30,
2006			$71,863
2007			66,319
2008			61,891
2009			54,057
2010			42,216
Aggregate amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $3.7 million and $3.1 million for the three months ended September 30, 2005 and 2004, respectively, is recorded as a reduction of related contract revenue. Amortization expense includes approximately $9.8 million and $7.9 million for acquired customer-related intangibles for the three months ended September 30, 2005 and 2004, respectively. Amortized intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 11 years. The amortization period for all other intangible assets, including trademarks, ranges from 3 to 20 years, with a weighted average of approximately 6 years.
During the first quarter of fiscal year 2006, we acquired intangible assets of $16.5 million with a weighted average useful life of approximately 8 years in connection with the termination of a subcontractor arrangement.
6.   PENSION AND OTHER POST-EMPLOYMENT PLANS
     The following table provides the components of net periodic benefit cost for the quarter ended September 30, 2005 (in thousands):

Pension
Plans

Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$1,410
Interest cost	1,166
Expected return on assets	(1,227)

Net periodic benefit cost for defined benefit plans	$1,349

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We made contributions to the pension plans of approximately $1.2 million in the first quarter of fiscal year 2006. We expect to contribute between $3.5 million and $4.4 million to our pension plans in fiscal year 2006.
7.    EQUITY
Our Board of Directors has authorized three share repurchase programs totaling $1.75 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock; on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock, and on October 20, 2005, we announced that our Board of Directors has authorized an incremental share repurchase program to purchase up to $500 million of our Class A common stock. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, proceeds from the sale of our welfare to workforce line of business, and borrowings under our Credit Facility. As of September 30, 2005, we had repurchased approximately 19.9 million shares at a total cost of approximately $1 billion and reissued 0.7 million shares for proceeds totaling $34.6 million to fund contributions to our employee stock purchase plan and 401(k) plan. As of September 30, 2005, approximately $256 million, which excludes the $500 million program authorized in October 2005, remained authorized under our share repurchase programs.
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
The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Net income	$94,124	$94,157
Other comprehensive income (loss):
Foreign currency translation adjustment	(225)	779
Amortization of unrealized loss on hedging instruments (net of income tax of $0.2 million)	397	-

Comprehensive income	$94,296	$94,936

The unrealized loss on hedging instruments relates to interest rate hedges, which were settled in June 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of our $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively, the “Senior Notes”). The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) is reflected in accumulated other comprehensive income, and will be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over 12 months. During the first quarter of fiscal year 2006, we amortized approximately $0.6 million to interest expense.
Accumulated other comprehensive loss at September 30, 2005 and June 30, 2005, includes approximately $11.4 million and $11.8 million, respectively, of unrealized loss on hedging instruments and $0.7 million and $0.9 million, respectively, of foreign currency translation gains.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9.    EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended
	September 30,
	2005	2004
Numerator for diluted earnings per share - Income available to common stockholders	$94,124	$94,157

Denominator:
Weighted average shares outstanding (basic)	125,429	127,948
Effect of dilutive securities:
Stock options	1,793	3,122

Total potential common shares	1,793	3,122

Denominator for earnings per share assuming dilution	127,222	131,070

Earnings per share (basic)	$0.75	$0.74

Earnings per share assuming dilution	$0.74	$0.72

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. Options to purchase approximately 5,492,000 shares of common stock were outstanding during the three months ended September 30, 2005 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price during the period. We had no antidilutive shares for the three months ended September 30, 2004.
10. SEGMENT INFORMATION
The following is a summary of certain financial information by reportable segment (in thousands):

	Commercial	Government	Corporate	Consolidated

Three months ended September 30, 2005
Revenues	$766,006	$544,911	$-	$1,310,917
Operating expenses (excluding depreciation and amortization) (b)	636,555	422,676	28,843	1,088,074
Depreciation and amortization	45,086	22,572	422	68,080

Operating income	$84,365	$99,663	$(29,265)	$154,763

Three months ended September 30, 2004
Revenues (a)	$494,663	$551,519	$-	$1,046,182
Operating expenses (excluding depreciation and amortization) (b)	384,769	439,960	12,093	836,822
Depreciation and amortization	34,328	19,475	516	54,319

Operating income	$75,566	$92,084	$(12,609)	$155,041

(a)	Revenues in our Government segment include revenues from operations divested during fiscal year 2004 of $0.5 million for the three months ended September 30, 2004.
(b)	Corporate operating expenses for the three months ended September 30, 2005 include $8.7 million of stock-based compensation expense pursuant to SFAS 123(R) and $0 for the three months ended September 30, 2004 under our previous accounting method, APB 25.

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
Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. We believe that the inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio but may also extend to the conduct of ACS SLS and Tier with respect to the bidding process for child support contracts in certain other states. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $11.3 million and $10.2 million in the first quarter of fiscal years 2006 and 2005, respectively, representing approximately 0.9% and 1.0% of our revenues for the first quarter of fiscal years 2006 and 2005, respectively. Our teaming arrangement with Tier also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 0.8% and 1.1% of our revenues for the first quarter of fiscal years 2006 and 2005, respectively. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ, the SEC and DOL to produce documents in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. We anticipate that we may receive additional subpoenas for information in other Florida Workforce regions as a result of the AWI report issued in January 2004.
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2005, outstanding surety bonds of $292.7 million and $84.9 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $17.5 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the first quarter of fiscal year 2006 we made contingent consideration payments of $7 million related to acquisitions completed in prior years. As of September 30, 2005, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $63.3 million. Any such payments primarily result in a corresponding increase in goodwill.
We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our Federal business to Lockheed Martin Corporation in fiscal year 2004. Our maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of September 30, 2005, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2005, we serviced a FFEL portfolio of approximately 1.7 million loans with an outstanding principal balance of approximately $23 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2005, other accrued liabilities include reserves which we believe to be adequate.
In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). Prior to DHHS’ award of the contract, our proposal was reviewed and approved by the State of North Carolina’s Information Technology Services group and the Federal Center for Medicare and Medicaid Services. Two competitors protested the contract award. In considering the protests, DHHS again reviewed our proposal and determined that our technical solutions did, in fact, comply with all technical requirements and denied the protests on June 3, 2004. EDS protested the denial. On January 12, 2005, an administrative law judge made a non-binding recommendation to sustain EDS’ protest of the contract between us and DHHS. Notwithstanding the reviews, approvals, and decisions in awarding the contract and in considering the protests, the administrative law judge based his recommendation on his assessment that our technical solution did not fully comply with DHHS technical standards for proposals. The non-binding recommendation was issued to the North Carolina State Chief Information Officer (“CIO”), Office of Technology Services. We, DHHS and EDS each presented written arguments to the CIO. A hearing was held before the CIO on March 15, 2005 during which each of the parties presented oral arguments. On April 28, 2005, the CIO issued a decision in favor of the DHHS and us as to the issues of: (i) the sufficiency of our technical solution, (ii) our satisfaction of RFP requirements relative to our integrated testing facility, and (iii) whether the State’s evaluation was consistent with the RFP’s evaluation criteria. However, his ruling also found insufficient evidence or argument had been submitted to address three other issues raised by EDS in its initial protest filing. Therefore, the CIO directed that a hearing be conducted on the issues of whether (a) our proposal complied with RFP requirements

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
relative to experience of proposed key personnel; (b) our proposal complied with RFP requirements for pricing; and (c) any perceived price advantage is illusory and in any event was miscalculated by DHHS. EDS subsequently waived its right to a hearing before the CIO on these three remaining issues and on May 18, 2005, EDS appealed the CIO’s decision to Wake County Superior Court. A hearing was held on October 18, 2005 in Superior Court, but the judge hearing the case has not issued a final ruling. We intend to vigorously pursue affirmation of DHHS’ contract award. DHHS has instructed us to continue performance of our services under the contract.
In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.
12. DEPARTURE OF OUR FORMER CHIEF EXECUTIVE OFFICER
On September 29, 2005, Jeffrey A. Rich submitted his resignation as a director and as our Chief Executive Officer. In recognition of Mr. Rich’s long and successful service to us and our stockholders as well as our accomplishments under his leadership, on September 30, 2005 we entered into an Agreement with Mr. Rich, which, among other things, provided the following: (i) Mr. Rich will remain on our payroll and be paid his current base salary (of $820,000 annually) through June 30, 2006; (ii) Mr. Rich will not be eligible to participate in our performance-based incentive compensation program in fiscal year 2006; (iii) we purchased from Mr. Rich all options previously granted to Mr. Rich that were vested as of the date of the Agreement in exchange for an aggregate cash payment, less applicable income and payroll taxes, equal to the amount determined by subtracting the exercise price of each such vested option from $54.08 per share and all such vested options were terminated and cancelled; (iv) all options previously granted to Mr. Rich that were unvested as of the date of the Agreement were terminated (such options had an in-the-money value of approximately $4.6 million based on the closing price of our stock on the New York Stock Exchange on September 29, 2005); (v) Mr. Rich received a lump sum cash payment of $4,100,000; (vi) Mr. Rich will continue to receive executive benefits for health, dental and vision through September 30, 2007; (vii) Mr. Rich will also receive limited administrative assistance through September 30, 2006; and (viii) in the event Mr. Rich establishes an M&A advisory firm by January 1, 2007, we will retain such firm for a two year period from its formation for $250,000 per year plus a negotiated success fee for completed transactions. The Agreement also contains certain standard restrictions, including restrictions on soliciting our employees for a period of three years and soliciting our customers or competing with us for a period of two years.
As of September 30, 2005 we accrued $5.4 million ($3.4 million, net of income taxes) of compensation expense (recorded in wages and benefits) related to this Agreement. In addition, the purchase of Mr. Rich’s unexercised stock options for approximately $18.4 million ($11.7 million, net of income taxes) was recorded as a reduction of additional paid-in capital. This Agreement had no effect on cash flows for the first quarter of fiscal year 2006; in October 2005, we made payments of $22.5 million related to this Agreement.
13. NEW ACCOUNTING PRONOUNCEMENTS
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14. SUBSEQUENT EVENT
In October 2005, we entered into foreign exchange forward agreements to hedge the variability of our anticipated future cash flows resulting from fluctuations in the Mexican Peso. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. The notional amount of these agreements totaled 186 million pesos ($16.8 million at contract inception) and expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican Pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican Peso operating costs.

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
GENERAL
We are a Fortune 500 and S&P 500 company with approximately 55,000 people providing business process and information technology outsourcing solutions to commercial and government clients. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.
New Business
During the quarter ended September 30, 2005, we signed contracts with new clients and incremental business with existing clients representing approximately $180.4 million of annualized recurring revenue and approximately $535.3 million in estimated total contract value. The Commercial segment contributed 72% of the new business signings (based on annual recurring revenues), and the Government segment contributed 28% of the new business signings (based on annual recurring revenue). There are no third party standards or requirements governing the calculation of new business signings or total contract value. We define new business signings as recurring revenue from new contracts, including the incremental portion of renewals, signed during the period and represent the estimated first twelve months of revenue to be recorded under that contract after full implementation. We define total contract value as the estimated total revenues from contracts signed during the period and represents estimated total revenue over the term of the contract. We use both new business signings and estimated total contract value as additional measures of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. Revenues for both new business signings and estimated total contract value are measured under GAAP.
Stock-based Compensation
On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. We adopted on a prospective basis SFAS 123(R) beginning July 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.
Prior to July 1, 2005, we followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for our stock-based compensation plans. Under APB 25, no compensation expense was recognized for our stock-based compensation awards since the exercise price of awards under our plans were at the current market price of our stock on the date of grant.
The adoption of SFAS 123(R) in the first quarter of fiscal year 2006 resulted in prospective changes in our accounting for stock-based compensation awards, including recording stock-based compensation expense and the related deferred income tax benefit on a prospective basis and reflecting the excess tax benefits from the exercise of stock-based compensation awards in cash flows from financing activities.

The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $8.7 million ($5.9 million, net of $2.8 million in deferred income tax benefits), or $0.05 per diluted share, in wages and benefits in the Consolidated Statements of Income for the three months ended September 30, 2005. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total compensation cost related to non-vested awards not yet recognized at September 30, 2005 was approximately $98.4 million, which is expected to be recognized over a weighted average of 3.44 years.
In periods ending prior to July 1, 2005, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” However, for periods ending after July 1, 2005, pursuant to SFAS 123(R), the income tax benefits exceeding the recorded deferred income tax benefit from stock- based compensation awards (the excess tax benefits) are required to be reported in net cash provided by financing activities. For the three months ended September 30, 2005, excess tax benefits from stock-based compensation awards of $7 million were reflected as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Consolidated Statement of Cash Flows.
As discussed in Note 2 to our consolidated financial statements, on February 2, 2005, our Board of Directors approved an amendment to stock options previously granted that did not become exercisable until five years from the date of grant to provide that such options become exercisable when they vest.
Acquisitions
In July 2005, we completed the acquisition of LiveBridge, Inc. (“LiveBridge”), a customer care service provider primarily serving the financial and telecommunications industries. The transaction was valued at approximately $32 million plus a working capital adjustment of $2.5 million, excluding contingent consideration of up to $32 million based upon future financial performance and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $42 million and assumed liabilities of $7.5 million. We recorded goodwill of $11.5 million, 49% of which is deductible for income tax purposes, and intangible assets of $12.9 million. The $12.9 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 6 years. We believe this acquisition will expand our customer care service offerings in the finance and telecommunications industries and will extend our global capabilities and operations by adding the LiveBridge operational centers in Canada, India and Argentina. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 1, 2005.
During the first quarter of fiscal year 2006, we signed a definitive agreement to acquire the Transport Revenue division of Ascom AG (“ATR”), a Switzerland based communications company for approximately $100 million. ATR consists of three business units – fare collection, airport parking solutions and toll collection with office locations across nine countries. The transaction is expected to close during the second quarter of fiscal year 2006 and is subject to international and regulatory approvals.
Departure of our former Chief Executive Officer
On September 29, 2005, Jeffrey A. Rich submitted his resignation as a director and as our Chief Executive Officer. In recognition of Mr. Rich’s long and successful service to us and our stockholders as well as our accomplishments under his leadership, on September 30, 2005 we entered into an Agreement with Mr. Rich, which, among other things, provided the following: (i) Mr. Rich will remain on our payroll and be paid his current base salary (of $820,000 annually) through June 30, 2006; (ii) Mr. Rich will not be eligible to participate in our performance-based incentive compensation program in fiscal year 2006; (iii) we purchased from Mr. Rich all options previously granted to Mr. Rich that were vested as of the date of the Agreement in exchange for an aggregate cash payment, less applicable income and payroll taxes, equal to the amount determined by subtracting the exercise price of each such vested option from $54.08 per share and all such vested options were terminated and cancelled; (iv) all options previously granted to Mr. Rich that were unvested as of the date of the Agreement were terminated (such options had an in-the-money value of approximately $4.6 million based on the closing price of our stock on the New York Stock Exchange on September 29, 2005); (v) Mr. Rich received a lump sum cash payment of $4,100,000; (vi) Mr. Rich will continue to receive executive benefits for health, dental and vision through September 30, 2007; (vii) Mr. Rich will also receive limited administrative assistance through September 30, 2006; and (viii) in the event Mr. Rich establishes an M&A advisory firm by January 1, 2007, we will retain such firm for a two year period from its formation for $250,000 per year plus a negotiated success fee for completed transactions. The Agreement also contains certain standard restrictions, including restrictions on soliciting our employees for a period of three years and soliciting our customers or competing with us for a period of two years.
As of September 30, 2005 we accrued $5.4 million ($3.4 million, net of income taxes) of compensation expense (recorded in wages and benefits) related to this Agreement. In addition, the purchase of Mr. Rich’s unexercised stock options for approximately $18.4 million ($11.7 million, net of income taxes) was recorded as a reduction of additional paid-in capital. This Agreement had no effect on cash flows for the first quarter of fiscal year 2006; in October 2005, we made payments of $22.5 million related to this Agreement.

Government Healthcare Contract
In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). Prior to DHHS’ award of the contract, our proposal was reviewed and approved by the State of North Carolina’s Information Technology Services group and the Federal Center for Medicare and Medicaid Services. Two competitors protested the contract award. In considering the protests, DHHS again reviewed our proposal and determined that our technical solutions did, in fact, comply with all technical requirements and denied the protests on June 3, 2004. EDS protested the denial. On January 12, 2005, an administrative law judge made a non-binding recommendation to sustain EDS’ protest of the contract between us and DHHS. Notwithstanding the reviews, approvals, and decisions in awarding the contract and in considering the protests, the administrative law judge based his recommendation on his assessment that our technical solution did not fully comply with DHHS technical standards for proposals. The non-binding recommendation was issued to the North Carolina State Chief Information Officer (“CIO”), Office of Technology Services. We, DHHS and EDS each presented written arguments to the CIO. A hearing was held before the CIO on March 15, 2005 during which each of the parties presented oral arguments. On April 28, 2005, the CIO issued a decision in favor of the DHHS and us as to the issues of: (i) the sufficiency of our technical solution, (ii) our satisfaction of RFP requirements relative to our integrated testing facility, and (iii) whether the State’s evaluation was consistent with the RFP’s evaluation criteria. However, his ruling also found insufficient evidence or argument had been submitted to address three other issues raised by EDS in its initial protest filing. Therefore, the CIO directed that a hearing be conducted on the issues of whether (a) our proposal complied with RFP requirements relative to experience of proposed key personnel; (b) our proposal complied with RFP requirements for pricing; and (c) any perceived price advantage is illusory and in any event was miscalculated by DHHS. EDS subsequently waived its right to a hearing before the CIO on these three remaining issues and on May 18, 2005, EDS appealed the CIO’s decision to Wake County Superior Court. A hearing was held on October 18, 2005 in Superior Court, but the judge hearing the case has not issued a final ruling. We intend to vigorously pursue affirmation of DHHS’ contract award. DHHS has instructed us to continue performance of our services under the contract.
Assets held for sale
In September 2005, we initiated a plan to divest our Government welfare to workforce services line of business upon determining that this line of business is not core to our long-term strategy. We are in advanced discussions with a potential purchaser and expect a closing during the second quarter of fiscal year 2006. The expected proceeds from the divestiture will generally be used to pay down debt, fund our share repurchase program or for general corporate purposes. Revenues from the business to be divested were $53.5 million and $57.4 million for the three months ended September 30, 2005 and 2004, respectively.
SUBSEQUENT EVENT
In October 2005, we entered into foreign exchange forward agreements to hedge the variability of our anticipated future cash flows resulting from fluctuations in the Mexican Peso. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. The notional amount of these agreements totaled 186 million pesos ($16.8 million at contract inception) and expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican Pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican Peso operating costs.

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

	Three months ended September 30,
	2005	2004	$ Growth	Growth %
Consolidated:
Total Revenues	$1,310,917	$1,046,182	$264,735	25%
Less: Divestitures (1)	(81)	(539)	458

Adjusted	$1,310,836	$1,045,643	$265,193	25%

Acquired revenues (2)	$225,762	$4,355	$221,407	21%
Internal revenues	1,085,074	1,041,288	43,786	4%

Total	$1,310,836	$1,045,643	$265,193	25%

Commercial:
Total Revenues	$766,006	$494,663	$271,343	55%
Less: Divestitures (1)	-	-	-

Adjusted	$766,006	$494,663	$271,343	55%

Acquired revenues (2)	$223,356	$4,167	$219,189	44%
Internal revenues	542,650	490,496	52,154	11%

Total	$766,006	$494,663	$271,343	55%

Government:
Total Revenues	$544,911	$551,519	$(6,608)	(1)%
Less: Divestitures (1)	(81)	(539)	458

Adjusted	$544,830	$550,980	$(6,150)	(1)%

Acquired revenues (2)	$2,406	$188	$2,218	-
Internal revenues	542,424	550,792	(8,368)	(1)%

Total	$544,830	$550,980	$(6,150)	(1)%

(1)	Divested revenues are revenues of businesses divested as if the divestiture had occurred at the beginning of the period.
(2)	Acquired revenues are based on pre-acquisition normalized revenues of acquired companies.

RESULTS OF OPERATIONS
     The following table sets forth certain items from our Consolidated Statements of Income as a percentage of revenues:

	Three months ended
	September 30,
	2005	2004

Revenues	100.0%	100.0%

Expenses:
Wages and benefits	47.9	41.3
Services and supplies	22.2	26.3
Rent, lease and maintenance	11.8	11.4
Depreciation and amortization	5.2	5.2
Other operating expenses	1.1	1.0

Total operating expenses	88.2	85.2

Operating income	11.8	14.8
Interest expense	0.9	0.4
Other non-operating (income) expense, net	(0.3)	0.0

Pretax profit	11.2	14.4

Income tax expense	4.0	5.4

Net income	7.2%	9.0%

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004
Revenues
In the first quarter of fiscal year 2006, our revenue increased $264.7 million, or 25%, to $1.3 billion from $1 billion in the first quarter of fiscal year 2005. Internal revenue growth for the first quarter of fiscal year 2006 was 4% and the remainder of the revenue growth was related to acquisitions.
Revenue in our Commercial segment, which represents 58% of consolidated revenue for the first quarter of fiscal year 2006, increased $271.3 million, or 55%, to $766 million in the first quarter of fiscal year 2006 compared to the same period last year. Revenue growth from acquisitions was 44% for the three months ended September 30, 2005, which includes a full quarter of revenues from the acquisition of the human resources consulting and outsourcing businesses of Mellon Financial Corporation (“Acquired HR Business”), Superior Consultant Holdings Corporation (“Superior”) and LiveBridge. Internal revenue growth was 11%, due primarily to increased revenue related to contracts with Chubb and Sons, Sprint Nextel, Hallmark, Delta Airlines, Symetra, Scott’s Company, United Technology Corporation and University of Phoenix, as well as higher revenue in our healthcare consulting business, offset by lower revenues related to the termination of our relationship with Gateway in the first quarter of fiscal year 2005. The items discussed above collectively represent 93% of our internal revenue growth for the period in this segment.
Revenue in our Government segment, which represents 42% of consolidated revenue for the first quarter of fiscal year 2006, decreased $6.6 million, or 1%, to $544.9 million in the first quarter of fiscal year 2006 compared to the same period last year. Internal revenue growth declined 1% primarily due to lower revenues related to our government unclaimed property business and decreased revenue related to our welfare to workforce line of business and Iowa Medicaid contracts. This was offset by higher revenues related to Texas Medicaid, the Department of Education and New Jersey Department of Human Services. The items discussed above collectively represent 93% of the net decline in our internal revenue growth for the period in this segment.
Operating Expenses
Wages and benefits increased $196.3 million, or 45.4%, to $628.1 million. As a percentage of revenue, wages and benefits increased 6.6% to 47.9% in the first quarter of fiscal year 2006 from 41.3% in the same quarter of fiscal year 2005. As a percentage of revenue, approximately 2.2% of the increase was primarily due to the fiscal year 2005 acquisitions of the Acquired HR Business, Superior and the fiscal year 2006 acquisition of LiveBridge, which include consulting businesses that have a higher component of wages and benefits related to revenue. In addition, during the first quarter of fiscal year 2006, we recorded stock-based compensation expense of $8.7 million, as discussed above, or 0.7% as a percentage of revenue, related to the adoption of SFAS 123(R) and compensation expense of $5.4 million, or 0.4% as a percentage of revenue, related to the departure of our former Chief Executive Officer. Lower first quarter fiscal year 2006 revenues in our unclaimed property business and Gateway termination revenues in the first quarter of fiscal year 2005, which have a lower proportion of wages and benefits costs to revenues, resulted in an increase of wages and benefits as a percentage of revenue of 2%. Increased expenses related to our deferred compensation plans contributed 0.2% to the increase as a percentage of revenue.
Services and supplies increased $15.7 million, or 5.7%, to $290.8 million. As a percentage of revenue, services and supplies decreased 4.1% to 22.2% in the first quarter of fiscal year 2006 from 26.3% in the first quarter of fiscal year 2005. Approximately 1.4% of the decrease was due to the acquisition of the Acquired HR Business, Superior and LiveBridge, which have a lower component of services and supplies related to revenues. Approximately 1.6% of the decrease was due to decreased unclaimed property revenues, which have a higher component of services and supplies than our other operations. The first quarter of fiscal year 2006 includes approximately $1.6 million, or 0.1% as a percentage of revenue, of expenses related to the integration of the Acquired HR Business.
Other operating expense increased $3.1 million to $14 million. As a percentage of revenue, other operating expense increased 0.1%, to 1.1% primarily due to a $3 million provision for bad debt recorded in the first quarter of fiscal year 2006 related to an assessment of risk related to the bankruptcies of certain airline clients.
Interest Expense
Interest expense increased $8.2 million, to $12.1 million. As a percentage of revenue, interest expense increased 0.5% to 0.9% primarily due to interest expense on the Senior Notes (as defined below) issued in the fourth quarter of fiscal year 2005 and increased borrowings on our $1.5 billion credit facility for general corporate purposes.
Other non-operating (income) expense, net
Other non-operating (income) expense, net changed $4.8 million, to net other non-operating income of $4.4 million. Other non-operating (income) expense, net increased primarily due to long-term investment gains on investments, including those supporting our deferred compensation plans. These gains were largely offset by a corresponding increase in wages and benefits above related to our deferred compensation plans.
Income tax expense
Our effective income tax rate decreased to 36% in the first quarter of fiscal year 2006 from 37.5% in the first quarter of fiscal year 2005. Our effective income tax rate declined 1.5% primarily due to lower foreign taxes, and an increase in other deductions and credits. Our effective income tax rate is higher than the 35% federal statutory rate primarily due to the effect of state income taxes, offset by the items noted above.
LIQUIDITY AND CAPITAL RESOURCES
We finance our ongoing business operations through cash flows from operations and utilize excess cash flow combined with the issuance of debt and equity to finance our acquisition strategy.
Cash Flow
During the first quarter of fiscal year 2006, we generated approximately $107.8 million in net cash provided by operating activities compared to $119.1 million in the same period of fiscal year 2005. The decrease from the prior year period was primarily a result of increased accounts receivable balances due to lower collections during the first quarter of fiscal year 2006 than the prior year period, lower deferred income tax expense and the impact of classification of excess tax benefits from stock-based compensation arrangements in the first quarter of fiscal year 2006. Effective July 1, 2005, excess tax benefits from stock-based compensation arrangements of $7.0 million were reflected as an outflow of cash flows from operating activities and an inflow of cash flows from financing activities in the Consolidated Statements of Cash Flows. In the prior year period, income tax benefits from the exercise of stock options of $9.4 million were reflected in net cash provided by operating activities. These decreases were offset by decreased payments for accrued compensation due to lower annual incentive compensation payments in the first quarter of fiscal year 2006 compared to the prior year, increases in accounts payable due to timing of payments to vendors and unearned revenue.
Free cash flow (as defined below) was approximately $6.1 million for the first quarter of fiscal year 2006 versus approximately $48.2 million for the same period of fiscal year 2005. Our capital expenditures, defined as purchases of property, equipment and software, net, and additions to other intangible assets, were approximately $101.7 million, or 7.8% of total revenues, and $70.9 million, or 6.8% of total revenues, for the first quarter of fiscal year 2006 and 2005, respectively. The increase in purchases of property, equipment and software, net, and additions to other intangible assets is primarily software purchases related to our human resources outsourcing business and a new data center.

Free cash flow is measured as cash flow provided by operating activities (as reported in our Consolidated Statements of Cash Flows), less capital expenditures (purchases of property, equipment and software, net of sales, as reported in our Consolidated Statements of Cash Flows) less additions to other intangible assets (as reported in our Consolidated Statements of Cash Flows). We believe this free cash flow metric provides an additional measure of available cash flow after we have satisfied the capital expenditure requirements of our operations, and should not be taken in isolation to be a measure of cash flow available for us to satisfy all of our obligations and execute our business strategies. We also rely on cash flows from investing and financing activities which, together with free cash flow, are expected to be sufficient for us to execute our business strategies. Our measure of free cash flow may not be comparable to similarly titled measures of other companies. The following table sets forth the calculations of free cash flow (in thousands):

	Three months ended
	September 30,
	2005	2004
Net cash provided by operating activities	$107,826	$119,123
Purchases of property, equipment and software, net	(94,777)	(61,587)
Additions to other intangible assets	(6,906)	(9,360)

Free cash flow	$6,143	$48,176

During the first quarter of fiscal year 2006, net cash used in investing activities was $165.4 million compared to $144.9 million in the first quarter of fiscal year 2005. In the first quarter of fiscal year 2006, we used $42.6 million for acquisitions, primarily the purchase of LiveBridge, contingent consideration payments for Heritage Information Systems, Inc. and a payment related to the first quarter fiscal year 2005 BlueStar Solutions, Inc. acquisition. In the first quarter of fiscal year 2005, we used $70.7 million for acquisitions, primarily the purchase of BlueStar Solutions, Inc. and Heritage Information Systems, Inc. Cash used for the purchase of property, equipment and software and additions to other intangible assets was $101.7 million and $70.9 million for the three months ended September 30, 2005 and 2004, respectively. The increase in purchases of property, equipment and software, net, and additions to other intangible assets is primarily software purchases related to our human resources outsourcing business and a new data center. During the first quarter of fiscal year 2006, we used $16.5 million to acquire intangible assets in connection with the termination of a subcontractor arrangement.
During the first quarter of fiscal year 2006 and 2005, net cash provided by financing activities was $29.1 million and $8.4 million, respectively. Such financing activities include net borrowings on our Credit Facility, proceeds from the exercise of stock options, excess tax benefits from stock-based compensation arrangements and proceeds from the issuance of treasury shares. As discussed above, income tax benefits on stock options were reflected as net cash provided by operating activities in periods prior to July 1, 2005.
In October 2005, we made payments of $22.5 million related to the departure of our former Chief Executive Officer (see Note 12 to our Consolidated Financial Statements), of which $18.4 million will be included in cash flows from financing activities and $4.1 million will be included in cash flows from operating activities in the second quarter of fiscal year 2006.
In the fourth quarter of fiscal year 2005, cash flows provided by operating activities included a temporary benefit of $75.9 million arising from Mellon Financial Corporation (“Mellon”) funding certain operating expenses of the Acquired HR Business that were not reimbursed to Mellon until July 2005 per the terms of a Transition Services Agreement. Mellon is providing certain accounting, treasury and payroll services for an interim period. As part of these services, Mellon is also paying certain operational costs on our behalf, such as employee related expenses and accounts payable. This agreement and the related timing of payments to Mellon had a favorable impact on our cash flows provided by operating activities for the fourth quarter of fiscal year 2005 and will continue to impact our cash flows provided by operating activities until the third quarter of fiscal year 2006 upon full integration of the Acquired HR Business employees and related accounting systems.
Credit arrangements
Draws made under our credit facilities are made to fund cash acquisitions, share repurchases and for general working capital requirements. During the trailing twelve months ended September 30, 2005, the balance outstanding under our credit facilities for borrowings ranged from $232 million to $798.3 million. At September 30, 2005, we had approximately $1.1 billion available on our $1.5 billion multi-currency revolving credit and competitive advance facility (“Credit Facility”) after giving effect to outstanding indebtedness of $251.9 million and $102.4 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our Credit Facility. At September 30, 2005, we had $251.9 million outstanding on our Credit Facility, which is reflected in long-term debt, and of which $18.9 million bore interest at 6.25% and the remainder bore interest from 4.158% to 4.220%. As of September 30, 2005, we were in compliance with the covenants of both our Credit Facility and our $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively, the “Senior Notes”).
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2005, $292.7 million of outstanding surety bonds and $84.9 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. In addition, we had approximately $17.5 million of letters of credit and $1.9 million of surety bonds which secure our casualty insurance and certain vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals.
We believe that available cash and cash equivalents, together with cash generated from operations and available borrowings under our Credit Facility and any net proceeds we may receive from the contemplated sale of our welfare to workforce services line of business, will provide adequate funds for our anticipated internal growth and operating needs, including capital expenditures, and to meet the cash requirements of our contractual obligations below. In addition, we intend to continue our growth through acquisitions, which could require significant commitments of capital. In order to pursue such opportunities we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and expansion opportunities and how such opportunities will be financed.
Derivatives
In October 2005, we entered into foreign exchange forward agreements to hedge the variability of our anticipated future cash flows resulting from fluctuations in the Mexican Peso. The agreements are designated as cash flow hedges of forecasted payments related to operating costs of our Mexican operations. The notional amount of these agreements totaled 186 million pesos ($16.8 million at contract inception) and expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican Pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican Peso operating costs.
Share Repurchase Program
On October 20, 2005, we announced that our Board of Directors has authorized an incremental share repurchase program to purchase up to $500 million of our Class A common stock, which brings the authorization under our three share repurchase programs to $1.75 billion. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, proceeds from the sale of our welfare to workforce line of business and borrowings under our Credit Facility. As of September 30, 2005, we had repurchased approximately 19.9 million shares at a total cost of approximately $1 billion and reissued 0.7 million shares for proceeds totaling $34.6 million to fund contributions to our employee stock purchase plan and 401(k) plan. As of September 30, 2005, approximately $256 million remained authorized under our share repurchase programs, excluding the incremental $500 million authorization announced in October 2005. Through November 4, 2005, on a trade date basis, we have repurchased approximately 21.8 million shares at a total cost of approximately $1.1 billion.
Other
At September 30, 2005, we had cash and cash equivalents of $34.2 million compared to $62.7 million at June 30, 2005. Our working capital (defined as current assets less current liabilities) increased $74.6 million to $480.6 million at September 30, 2005 from $406 million at June 30, 2005. Our current ratio (defined as total current assets divided by total current liabilities) was 1.6 and 1.5 at September 30, 2005 and June 30, 2005, respectively. Included in current assets are the long-term assets related to our welfare to workforce business of approximately $30.2 million, which were classified as held for sale as of September 30, 2005. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 21% at both September 30, 2005 and June 30, 2005.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
  AS OF SEPTEMBER 30, 2005 (IN THOUSANDS):

		Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Senior Notes, net of unamortized discount (1)	$499,308	$-	$-	$249,920	$249,388
Long-term debt (1)	252,737	555	58	251,964	160
Capital lease obligations (1)	11,546	5,912	5,120	514	-
Operating leases	670,168	204,775	271,003	107,851	86,539
Purchase obligations	24,511	7,891	15,308	1,312	-

Total Contractual Cash Obligations	$1,458,270	$219,133	$291,489	$611,561	$336,087

		Amount of Commitment Expiration per Period
	Total
	Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$102,442	$102,442	$-	$-	$-
Surety bonds	294,582	278,112	14,598	10	1,862

Total Commercial Commitments	$397,024	$380,554	$14,598	$10	$1,862

(1)	Excludes accrued interest of $8.8 million at September 30, 2005.
We have entered into various contractual agreements to purchase telecom services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2009, and are included in purchase obligations in the table above.
We expect to contribute between $3.5 million and $4.4 million to our pension plans in fiscal year 2006. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of September 30, 2005.
As discussed above, certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2005, outstanding surety bonds of $292.7 million and $84.9 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $17.5 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the first quarter of fiscal year 2006, we paid $7 million related to acquisitions completed in prior years. As of September 30, 2005, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $63.3 million. Upon satisfaction of the specified contractual criteria, any such payment would result primarily in a corresponding increase in goodwill.
We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our Federal business in fiscal year 2004. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of September 30, 2005, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time. As discussed in Part II, Item 1. Legal Proceedings, we have agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom Air Force Base during the period 1998-2000.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2005, we serviced a FFEL portfolio of approximately 1.7 million loans with an outstanding principal balance of approximately $23 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2005, other accrued liabilities include reserves which we believe to be adequate.
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
Share-Based Compensation
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) as of July 1, 2005. SFAS 123(R) requires us to recognize compensation expense for all share-based payment arrangements based on the fair value of the share-based payment on the date of grant. We elected the modified prospective application method for adoption, which requires compensation expense to be recorded for all stock-based awards granted after July 1, 2005 and for all unvested stock options outstanding as of July 1, 2005, beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, the remaining previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized as wages and benefits in the Consolidated Statements of Income on a straight-line basis over the remaining vesting period. For share-based payments granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the Consolidated Statements of Income in wages and benefits on a straight-line basis over the vesting period. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:
•	Expected volatility of our stock price based on historical monthly volatility over the expected term of the option.

•	Expected term of the option based on historical employee stock option exercise behavior, the vesting term of the respective option and the contractual term.

•	Risk-free interest rate for periods within the expected term of the option.

•	Dividend yield.
Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option.
SFAS 123(R) also requires that we recognize compensation expense for only the portion of share-based payment arrangements that are expected to vest. Therefore, we apply estimated forfeiture rates that are based on historical employee termination behavior. We periodically adjust the estimated forfeiture rates so that only the compensation expense related to share-based payment arrangements that vest are included in wages and benefits. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
Pension and post-employment benefits
Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), establishes standards for reporting and accounting for pension benefits provided to employees. In connection with the acquisition of the human resources consulting and outsourcing businesses of Mellon Financial Corporation (“Acquired HR Business”) in the fourth quarter of fiscal year 2005, we assumed pension plans for the Acquired HR Business employees located in Canada and the United Kingdom (“UK”). The Canadian Acquired HR Business has both a funded basic pension plan and an unfunded excess pension plan. The UK pension scheme is a funded plan. These defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period before retirement. We have established June 30 as our measurement date for these defined benefit plans. The net periodic benefit costs for these plans are included in wages and benefits in our Consolidated Statements of Income.
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
The following table summarizes the weighted-average assumptions used in the determination of our benefit obligation for the year ended June 30, 2005:

Pension Plans
Discount rate	5.00% - 5.25%
Rate of increase in compensation levels	4.25% - 4.40%
Our discount rate is determined based upon high quality corporate bond yields as of the measurement date. The following table summarizes the assumptions used in the determination of our net periodic benefit cost for the year ended June 30, 2006:

Pension Plans
Discount rate	5.00% - 5.25%
Long-term rate of return on assets	7.00% - 7.50%
Rate of increase in compensation levels	4.25% - 4.40%
We estimate the long-term rate of return on UK and Canadian plan assets will be 7% and 7.5%, respectively, based on the long-term target asset allocation. Expected returns for the asset classes used in the plans are based on a combination of long-term historical returns and current and expected market conditions.
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
Income taxes
The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and that we may not succeed. Our provision for income taxes includes the impact of these reserve changes. We adjust these reserves in light of changing facts and circumstances. In the event that there is a significant unusual or one-time item recognized in our operating results, the taxes attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.
Deferred income taxes are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which such differences are expected to reverse. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.
NEW ACCOUNTING PRONOUNCEMENTS
On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Financial Accounting Standards Board Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” allows companies additional time beyond that provided in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” to determine the impact of the Act on its financial statements and provides guidance for the disclosure of the impact of the Act on the financial statements. At June 30, 2005, cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been recorded totaled $36.5 million, the tax effects on which, if repatriated, cannot be reasonably estimated at this time. We are currently considering repatriation of amounts up to and including $36.5 million, pending completion of our analysis. This incentive is available to us until June 30, 2006. The 85% dividends received deduction is subject to a number of limitations, and we have not yet decided whether, or to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We will continue to monitor our international activities and expect to reach a decision regarding repatriation prior to the expiration of this incentive.
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
Government clients - termination rights, audits and investigations
Approximately 42% of our revenues are derived from contracts with state and local governments and from a contract with the Department of Education. Governments and their agencies may terminate most of these contracts at any time, without cause. Also, our Department of Education contract is subject to the approval of appropriations being made by the United States Congress to fund the expenditures to be made by the Federal government under this contract. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flow. Further, the negative publicity that arises from findings in such audits, investigations or the penalties or sanctions therefore could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.
Government clients – protests of contract awards
After an award of a government contract, a competing bidder may protest the award. If we are awarded the contract and it is protested, it will be necessary to incur costs to defend the award of the contract, which costs may be significant and could include hiring experts to defend the basis for the contract award. Some contract protests may take years to resolve. In some instances where we are awarded a contract, the contracting government entity may request that we sign a contract and commence services, even though the contract award has been protested. If the protest is upheld, then our contract would be terminated and the amounts due to us for services that have been performed to date would be subject to payment pursuant to the terms of the terminated contract. Such terms may not provide for full recovery of our incurred costs. In addition, if the government agency requests that we make changes to our contractual agreement during a protest period, but the government agency is unable or unwilling to modify the contract at the end of the protest period (whether or not we are successful in defending the protest), then we may be unable to recover the full costs incurred in making such changes. In addition, we may suffer negative publicity as the result of any contract protest being upheld and our contract being terminated. Further, if there is a re-bid of the contract, we would incur additional costs associated with the re-bid process and be subject to a potential protest if we are awarded a subsequent contract.
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
Actuarial consulting services and benefit plan management – potential claims
In May 2005, we acquired the human resources consulting business of Mellon Financial Corporation, which includes actuarial consulting services related to commercial, governmental and Taft-Hartley pension plans. Providers of these types of consulting services have experienced frequent claims, some of which have resulted in litigation and significant settlements or judgments, particularly when investment markets have performed poorly and pension funding levels have been adversely impacted. In addition, our total benefits outsourcing business unit manages and administers benefit plans on behalf of its clients and is responsible for processing numerous plan transactions for current and former employees of those clients. We are subject to claims from the client and its current and former employees if transactions are not properly processed. If any claim is made against us in the future related to our actuarial consulting services or benefit plan management services, our business, financial condition, results of operations and cash flow could be materially adversely affected as a result of the time and cost required to defend such a claim, the cost of settling such a claim or paying any judgments resulting therefrom, or the damage to our reputation in the industry that could result from the negative publicity surrounding such a claim.
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
Budget deficits at, or fluctuations in the number of requests for proposals issued by, state and local governments and their agencies
Approximately 42% of our revenues are derived from contracts with state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. Also, the number of requests for proposals issued by state and local government agencies is subject to fluctuation. It is unclear what impact, if any, these deficits may have on our future business, revenues, results of operations and cash flow.
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
Servicing Risks
We service (for various lenders and under various service agreements) a portfolio of approximately $23 billion of loans, as of September 30, 2005, made under the Federal Family Education Loan Program, which loans are guaranteed by a Federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. As of September 30, 2005, there have been no material changes in our market risk from June 30, 2005. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2005. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were operating effectively as of September 30, 2005. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. We believe that the inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio but may also extend to the conduct of ACS SLS and Tier with respect to the bidding process for child support contracts in certain other states. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $11.3 million and $10.2 million in the first quarters of fiscal years 2006 and 2005, respectively, representing approximately 0.9% and 1.0% of our first quarter of fiscal years 2006 and 2005 revenues, respectively. Our teaming arrangement with Tier also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 0.8% and 1.1% of our total revenues for the first quarter of fiscal years 2006 and 2005, respectively. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ, the SEC and DOL to produce documents in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. We anticipate that we may receive additional subpoenas for information in other Florida Workforce regions as a result of the AWI report issued in January 2004.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 20, 2005, we announced that our Board of Directors has authorized an incremental share repurchase program to purchase up to $500 million of our Class A common stock, which brings the authorization under our three share repurchase programs to $1.75 billion. The programs, which are open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities. We intend to fund the repurchase program from various sources, including, but not limited to, cash on hand, cash flow from operations, proceeds from the sale of our welfare to workforce line of business and borrowings under our Credit Facility. As of September 30, 2005, we had repurchased approximately 19.9 million shares at a total cost of approximately $1 billion and reissued 0.7 million shares for proceeds totaling $34.6 million to fund contributions to our employee stock purchase plan and 401(k) plan. Through November 4, 2005, on a trade date basis, we have repurchased approximately 21.8 million shares at a total cost of approximately $1.1 billion.
There was no repurchase activity for the quarter ended September 30, 2005. Please refer to the discussion above for the cumulative repurchases under our share repurchase program and the additional authorization by our Board of Directors subsequent to September 30, 2005.

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid per	announced plans	under the plans or
Period	purchased	share	or programs	programs
Inception through June 30, 2005	19,914,514	$49.91	19,914,514	$256,010,038

July 1 – July 31, 2005	-	-	-	256,010,038
August 1 – August 31, 2005	-	-	-	256,010,038
September 1 – September 30, 2005	-	-	-	256,010,038

Total – Quarter ended September 30, 2005	-	-	-	256,010,038

Inception through September 30, 2005	19,914,514	$49.91	19,914,514	$256,010,038

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our 2005 Annual Meeting of Stockholders held on October 27, 2005, the following actions were taken:
1.      The following Directors were elected for terms of office expiring in 2006:

Name	For	Withheld
Darwin Deason	166,666,827	4,698,351
Mark A. King	168,012,376	3,352,802
Lynn R. Blodgett	163,687,225	7,677,953
Joseph P. O’Neill	160,860,530	10,504,648
Frank A. Rossi	168,835,961	2,529,217
J. Livingston Kosberg	162,343,797	9,021,381
Dennis McCuistion	169,413,831	1,951,347
Pursuant to the terms of our Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the seven nominees named.
2.     A proposal by the Board of Directors to approve Performance Based Incentive Compensation for our executive officers was approved by the stockholders. The stockholders cast 167,074,914 votes in favor of this proposal and 3,427,831 votes were cast against this proposal. There were 861,937 abstentions and 496 broker non-votes.
3.      A proposal by the Board of Directors to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2006 was approved by the stockholders. The stockholders cast 170,463,169 votes in favor of the proposal and 183,342 votes against the proposal. There were 718,667 abstentions.
4.      A stockholder proposal to ask the Board of Directors to retain an investment banker to develop a plan for a recapitalization to result in one vote per share for all of our outstanding stock was approved by the stockholders. The stockholders cast 168,001,112 votes in favor of the proposal and 2,588,252 votes against the proposal. There were 775,569 abstentions and 245 broker non-votes.
ITEM 6. EXHIBITS
a.) Exhibits
     Reference is made to the Index to Exhibits beginning on page 36 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November, 2005.

AFFILIATED COMPUTER SERVICES, INC.

By:	/s/ Warren D. Edwards

Warren D. Edwards
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on September 11, 2003 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between Affiliated Computer Services, Inc. and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).

4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between Affiliated Computer Services, Inc. and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).

4.4	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.3)).

4.5	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.6	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.7	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.8	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.9	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

10.1†	Independent Director Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed August 29, 2005 and incorporated herein by reference).

10.2†	Named Executive Officer Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed September 14, 2005 and incorporated herein by reference).

10.3†	Named Executive Officer Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).

10.4†	Agreement, dated as of September 30, 2005, between Affiliated Computer Services, Inc. and Jeffrey A. Rich (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.