Form 10-Q
period 2005-12-31
AFFILIATED COMPUTER SERVICES INC
filed 2006-02-09
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     December 31, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	February 5, 2006
Class A Common Stock, $.01 par value	118,302,227
Class B Common Stock, $.01 par value	6,599,372

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2005	2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$107,263	$62,685
Accounts receivable, net	1,232,322	1,061,590
Prepaid expenses and other current assets	159,446	119,822
Assets held for sale	8,385	—

Total current assets	1,507,416	1,244,097

Property, equipment and software, net	768,315	677,241
Goodwill	2,396,626	2,334,655
Other intangibles, net	480,423	466,312
Other assets	158,224	128,533

Total assets	$5,311,004	$4,850,838

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$88,106	$62,788
Accrued compensation and benefits	157,328	175,782
Other accrued liabilities	521,395	471,577
Income taxes payable	29,194	2,310
Deferred taxes	28,939	34,996
Current portion of long-term debt	7,489	6,192
Current portion of unearned revenue	98,837	84,469

Total current liabilities	931,288	838,114

Senior Notes, net of unamortized discount	499,328	499,288
Other long-term debt	426,275	251,067
Deferred taxes	287,285	240,210
Other long-term liabilities	196,979	183,731

Total liabilities	2,341,155	2,012,410

Commitments and contingencies (See Notes 10, 13 and 16)

Stockholders’ equity:
Class A common stock	1,389	1,379
Class B common stock	66	66
Additional paid-in capital	1,837,051	1,792,629
Accumulated other comprehensive loss, net	(13,449)	(10,910)
Retained earnings	2,213,516	2,016,197
Treasury stock at cost, 21,256 and 19,255 shares, respectively	(1,068,724)	(960,933)

Total stockholders’ equity	2,969,849	2,838,428

Total liabilities and stockholders’ equity	$5,311,004	$4,850,838

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Revenues	$1,347,587	$1,027,286	$2,658,504	$2,073,468

Expenses:
Wages and benefits	632,889	435,970	1,261,008	867,818
Services and supplies	305,889	251,006	596,661	526,068
Rent, lease and maintenance	163,541	121,124	318,713	240,117
Depreciation and amortization	70,444	55,586	138,524	109,905
Gain on sale of business	(29,765)	—	(29,765)	—
Other operating expenses	28,595	8,676	42,606	19,595

Total operating expenses	1,171,593	872,362	2,327,747	1,763,503

Operating income	175,994	154,924	330,757	309,965

Interest expense	13,333	2,869	25,461	6,824
Other non-operating income, net	(1,994)	(1,776)	(6,375)	(1,342)

Pretax profit	164,655	153,831	311,671	304,483

Income tax expense	61,459	57,686	114,351	114,181

Net income	$103,196	$96,145	$197,320	$190,302

Earnings per share:
Basic	$0.83	$0.75	$1.58	$1.48

Diluted	$0.81	$0.73	$1.55	$1.45

Shares used in computing earnings per share:

Basic	124,849	128,619	125,139	128,283

Diluted	126,865	131,933	127,044	131,501
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$197,320	$190,302

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,524	109,905
Stock-based compensation expense	17,371	—
Excess tax benefits from stock-based compensation arrangements	(9,480)	—
Tax benefit on stock options	—	14,389
Gain on sale of business	(29,765)	—
Provision for uncollectible accounts receivable	4,495	1,128
Deferred income tax expense	34,698	43,813
Asset impairments	5,755	—
Contract inducement amortization	7,613	6,249
Gain on investments	(4,903)	(1,311)
Other non-cash activities	3,244	(110)
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(26,848)	37,827
Increase in prepaid expenses and other current assets	(5,044)	(8,493)
Decrease in other assets	2,987	6,599
Increase (decrease) in accounts payable	8,451	(1,195)
Decrease in accrued compensation and benefits	(21,866)	(53,342)
Decrease in other accrued liabilities	(31,058)	(67,222)
Increase in income taxes payable	41,138	19,621
Increase (decrease) in unearned revenue	19,521	(1,253)
Increase in other long-term liabilities	3,596	2,367

Total adjustments	158,429	108,972

Net cash provided by operating activities	355,749	299,274

Cash flows from investing activities:
Purchases of property, equipment and software, net	(184,973)	(106,553)
Payments for acquisitions, net of cash acquired	(153,760)	(95,838)
Additions to other intangible assets	(13,046)	(24,925)
Intangible assets acquired in subcontract termination	(16,530)	—
Purchases of investments	(25,439)	(4,587)
Other	24	463

Net cash used in investing activities	(393,724)	(231,440)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	1,003,629	865,472
Repayments of long-term debt	(835,213)	(992,002)
Proceeds from stock options exercised	30,965	18,595
Executive stock option settlement	(18,353)	—
Excess tax benefits from stock-based compensation arrangements	9,480	—
Purchase of treasury shares	(115,804)	(14,849)
Proceeds from issuance of treasury shares	7,849	13,917

Net cash provided by (used in) financing activities	82,553	(108,867)

Net increase (decrease) in cash and cash equivalents	44,578	(41,033)
Cash and cash equivalents at beginning of period	62,685	76,899

Cash and cash equivalents at end of period	$107,263	$35,866

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Affiliated Computer Services, Inc. (“ACS” or the “Company”) and its majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. We are a Fortune 500 and S&P 500 company with more than 55,000 people providing business process and information technology outsourcing solutions to commercial and government clients.
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
On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. SFAS 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. We adopted SFAS 123(R) on a prospective basis beginning July 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. We recognize the fair value of stock-based compensation awards as wages and benefits in the Consolidated Statements of Income on a straight-line basis over the vesting period.
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

	Three Months Ended	Six Months Ended
	December 31, 2004	December 31, 2004
Net Income
As reported	$96,145	$190,302
Less: Pro forma cost of employee stock-based compensation plans, net of income taxes of $3,248 and $5,916, respectively	(5,749)	(11,315)

Pro forma	$90,396	$178,987

Basic earnings per share
As reported	$0.75	$1.48
Pro forma	$0.70	$1.40

Diluted earnings per share
As reported	$0.73	$1.45
Pro forma	$0.69	$1.37
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $8.6 million and $17.4 million ($5.7 million and $11.6 million, net of deferred income tax benefits), or $0.04 and $0.09 per diluted share, in wages and benefits in the Consolidated Statements of Income for the three and six months ended December 31, 2005, respectively. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total compensation cost related to non-vested awards not yet recognized at December 31, 2005 was approximately $94.3 million, which is expected to be recognized over a weighted average of 3.63 years.
In periods ending prior to July 1, 2005, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” However, for periods ending after July 1, 2005, pursuant to SFAS 123(R), the income tax benefits exceeding the recorded deferred income tax benefit and any pre-adoption “as-if” deferred tax benefit from stock-based compensation awards (the excess tax benefits) are required to be reported in net cash provided by financing activities. For the six months ended December 31, 2005, excess tax benefits from stock-based compensation awards of $9.5 million were reflected as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Consolidated Statements of Cash Flows. In the prior year period, income tax benefits from the exercise of stock options of $14.4 million were reflected as an inflow in cash flows from operating activities in the Consolidated Statements of Cash Flows.
Under our 1997 Stock Incentive Plan (the “Stock Incentive Plan”), we originally reserved approximately 7.4 million shares of Class A common stock for issuance to key employees at exercise prices determined by the Board of Directors. In May 2000, February 2001, October 2001, July 2003, February 2005 and July 2005, the Board of Directors approved the additional allotment of approximately 1.7 million, 1.6 million, 4.1 million, 3.8 million, 2.7 million and 0.8 million shares, respectively, to the Stock Incentive Plan in accordance with the terms and conditions of the Stock Incentive Plan authorized by our shareholders pursuant to our November 14, 1997 Proxy Statement. Options granted under the Stock Incentive Plan to our current employees cannot exceed 12.8% of our issued and outstanding shares, and consequently, any share repurchases (as discussed in Note 9) reduce the number of options to purchase shares that we may grant under the Stock Incentive Plan. Our 1988 Stock Option Plan (the “1988 Plan”), which originally reserved 12 million shares of Class A common stock for issuance, was discontinued for new grants during fiscal year 1998 and terminated (except for the exercise of then existing option grants as of September 1997) and subsequently, 3.2 million unissued shares expired. Generally, the options under each plan vest in varying increments over a five-year period, become exercisable as they vest, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value of our Class A common stock at the time of the grant.
In order to conform our stock option program with standard market practice, on February 2, 2005, our Board of Directors approved an amendment to stock options previously granted that did not become exercisable until five years from the date of grant to provide that such options become exercisable on the day they vest. Options granted under both our Stock Incentive Plan and our 1988 Plan generally vest in varying increments over a five year period. It is expected that future option grants will contain matching vesting and exercise schedules, which we believe will result in a lower expected term. This amendment does not amend or affect the vesting schedule, exercise price, quantity of options granted, shares into which such options are exercisable or life of any award under any outstanding option grant. Therefore, no compensation expense was recorded.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model utilizing the assumptions noted below. The expected volatility of our stock price is based on historical monthly volatility over the expected term based on daily closing stock prices. The expected term of the option is based on historical employee stock option exercise behavior, the vesting term of the respective award and the contractual term. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option. The weighted-average fair value of options granted was $13.62 and $16.57 for the three months ended December 31, 2005 and 2004, respectively and $12.98 and $17.29 for the six months ended December 31, 2005 and 2004, respectively. The weighted-average fair value of options granted has declined in the three and six months ended December 31, 2005 compared to the prior year period periods due primarily to decreased volatility and expected term. The estimated fair value is not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following weighted-average assumptions were used to determine the fair value of grants:

	Three Months ended	Six Months ended December
	December 31, 2005	31, 2005

Expected volatility	22.56%	22.20%
Expected term	4.21 years	4.21 years
Risk-free interest rate	3.91%	3.49%
Expected dividend yield	0%	0%
As discussed above, prior to the adoption of SFAS 123(R), we determined the fair value of grants for disclosure of pro forma stock-based compensation costs in accordance with SFAS 123. We used the following weighted-average assumptions to determine the fair value of grants:

	Three Months ended	Six Months ended December
	December 31, 2004	31, 2004

Expected volatility	26.93%	27.58%
Expected term	5.25 years	5.35 years
Risk-free interest rate	3.42%	3.92%
Expected dividend yield	0%	0%
The total intrinsic value of options exercised during the three and six months ended December 31, 2005 was $12.1 million and $23.7 million, respectively, resulting in income tax benefits of $4.4 million and $8.6 million, respectively. In addition, we also recorded income tax benefits of $6.7 million in the first quarter of fiscal year 2006 related to the purchase of vested options from our former Chief Executive Officer (see Note 14 for further discussion). Of the total income tax benefit of $15.3 million for the six months ended December 31, 2005, $9.5 million is reflected as excess tax benefits in net cash provided by financing activities in the Consolidated Statements of Cash Flows.
Option activity for the three and six months ended December 31, 2005 is summarized as follows:

			Weighted-Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands)
Outstanding at September 30, 2005	14,474,220	$41.30	7.47

Granted	226,500	53.39
Exercised	(516,460)	31.42
Canceled	(437,300)	44.78

Outstanding as of December 31, 2005	13,746,960	$41.76	7.32	$239,505

Outstanding at June 30, 2005	15,356,700	$39.61	7.42

Granted	1,588,500	53.05
Exercised	(1,027,440)	30.14
Canceled (1)	(2,170,800)	40.30

Outstanding as of December 31, 2005	13,746,960	$41.76	7.32	$239,505

Vested and exercisable at December 31, 2005	4,978,410	$32.68	5.65	$131,938

(1)	Includes the purchase of 610,000 vested options and the cancellation of 640,000 unvested options related to the departure of our former Chief Executive Officer.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SFAS 123(R) requires that we recognize compensation expense for only the portion of share-based payment arrangements that are expected to vest. Therefore, we apply estimated forfeiture rates that are based on historical employee termination behavior. We periodically adjust the estimated forfeiture rates so that only the compensation expense related to share-based payment arrangements that vest are included in wages and benefits. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
We follow the transition method described in SFAS 123(R) for calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R) (the “APIC Pool”). Tax deficiencies arise when actual tax benefits we realize upon the exercise of stock options are less than the recorded tax benefit. In November 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”), which provides an alternative one-time transition election for calculating the APIC Pool. We are currently evaluating whether to elect the one-time transition election provided in FSP FAS 123(R)-3.

3.	ACQUISITIONS
In December 2005, we completed the acquisition of the Transport Revenue division of Ascom AG (“Ascom”), a Switzerland based communications company. Ascom consists of three business units - fare collection, airport parking solutions and toll collection with office locations across nine countries. The transaction was valued at approximately $100.5 million plus related transaction costs and was funded from borrowings under our Existing Credit Facility (as defined in Note 16). The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $212.8 million and assumed liabilities of $112.3 million. We recorded goodwill of $68.6 million, 37% of which is deductible for income tax purposes, and intangible assets of $4 million. The $4 million of intangible assets is attributable to customer relationships, non-compete agreements and patents with weighted average useful lives of approximately 5 years. Our Consolidated Balance Sheet as of December 31, 2005 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and is expected to be finalized upon receipt of the final third party valuation. We believe this acquisition launches us into the international transportation services industry and will expand our portfolio in the transit and parking payment markets and adds toll collection customers to our existing customer base. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, December 1, 2005.
In July 2005, we completed the acquisition of LiveBridge, Inc. (“LiveBridge”), a customer care service provider primarily serving the financial and telecommunications industries. The transaction was valued at approximately $32 million plus a working capital adjustment of $2.5 million, excluding contingent consideration of up to $32 million based upon future financial performance and was funded from cash on hand and borrowings under our Existing Credit Facility. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $42 million and assumed liabilities of $7.5 million. We recorded goodwill of $11.5 million, 49% of which is deductible for income tax purposes, and intangible assets of $12.9 million. The $12.9 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 6 years. We believe this acquisition will expand our customer care service offerings in the finance and telecommunications industries and will extend our global capabilities and operations by adding the LiveBridge operational centers in Canada, India and Argentina. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 1, 2005.

4.	SALE OF GOVERNMENT WELFARE-TO-WORKFORCE SERVICES BUSINESS
In December 2005, we completed the divestiture of substantially all of our Government welfare-to-workforce services business to Arbor E&T, LLC (“Arbor”), a wholly owned subsidiary of ResCare, Inc., for approximately $69 million, less transaction costs. The Government welfare-to-workforce services business is no longer strategic or core to our operating philosophy. This divestiture allows us to focus on our technology-enabled business process outsourcing and information technology outsourcing service offerings. Assets sold were approximately $27.1 million and liabilities assumed by Arbor were approximately $0.2 million, both of which were included in the Government segment. We retained the net working capital, including receivables of $27 million at December 31, 2005, related to the welfare-to-workforce services business. The $69 million in proceeds was included in accounts receivable in our Consolidated Balance Sheet as of December 31, 2005. We received the proceeds in January 2006, which will be included in cash flows from investing activities in our Consolidated Statements of Cash Flow in the third quarter of fiscal year 2006. We recognized a pretax gain of $29.8 million ($17.9 million, net of income tax) in the second quarter of fiscal year 2006. Approximately $10.6 million of the consideration relates to certain customer contracts whose assignment to Arbor was not complete as of December 31, 2005, and is reflected as deferred proceeds in other accrued liabilities in our Consolidated Balance Sheet as of December 31, 2005.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We expect to complete the transfer of these remaining contracts to Arbor by the end of fiscal year 2006 upon receipt of customer consents. The after tax proceeds from the divestiture will generally be used to pay down debt or for general corporate purposes.
In the second quarter of fiscal year 2006, we recorded a provision for an estimated litigation settlement related to the welfare-to-workforce services business. In connection with the transfer of the contracts and ongoing customer relationships to Arbor and due to a change in our estimate of collectibility of the retained outstanding receivables, we recorded a provision for uncollectible accounts receivable related to the welfare-to-workforce services business. Total provisions recorded were $3.3 million ($2.1 million, net of income tax).
Revenues from the divested business were $47.6 million and $55.8 million for the three months ended December 31, 2005 and 2004, respectively, and $101.1 million and $113.3 million for the six months ended December 31, 2005 and 2004, respectively. Operating income from the divested business, excluding the gain on sale, was $1.4 million and $5.1 million for the three months ended December 31, 2005 and 2004, respectively, and $6.3 million and $11.4 million for the six months ended December 31, 2005 and 2004, respectively.

5.	RESTRUCTURING AND OTHER ACTIVITIES
During the second quarter of fiscal year 2006, and in connection with our new executive leadership, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we initiated certain restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions. We estimate a total of 1,700 employees will be involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions will be migrated to lower cost markets. As of December 31, 2005, approximately 400 employees had been involuntarily terminated. We anticipate the costs savings related to these involuntary terminations will be approximately $13 million of wages and benefits per year beginning in fiscal year 2007; however, some of the cost savings from these involuntary terminations will be reinvested in subject matter experts, project management talent and sales personnel as we look to further promote those lines of businesses that reflect the most potential for growth. We expect to complete our assessment activities over the third and fourth quarters of fiscal year 2006, which may result in further restructuring and related charges, the amount and timing of which cannot be determined at this time.
In our Commercial segment, we began an assessment of the cost structure of our global production model, particularly our offshore processing activities. We identified offshore locations in which our labor costs are no longer competitive or where the volume of work processed by the site no longer justifies retaining the location, including one of our Mexican facilities. In connection with this assessment, we recorded a restructuring charge for involuntary termination of employees related to the closure of those duplicative facilities of $4.3 million which is reflected in wages and benefits in our Consolidated Statements of Income, and $0.3 million for impairments of duplicative technology equipment, which is reflected in other operating expenses in our Consolidated Statements of Income. We expect these activities will consolidate our global production activities and enhance our competitive position.
In our Government segment, we began an assessment of our competitive position, and evaluated our market strategies. We began to implement operating practices that we utilize in our Commercial segment, including leveraging our proprietary workflow technology and implementing activity-based-compensation, which is expected to reduce our operating costs and enhance our competitive position. We also evaluated our competitive position in our markets, and the technology used to support certain of our service offerings. In connection with these activities, we recorded a restructuring charge for involuntary termination of employees of $0.3 million which is reflected in wages and benefits in our Consolidated Statements of Income, and $1.4 million in asset impairment charges, which is reflected in other operating expenses in our Consolidated Statements of Income, principally for duplicative software as a result of recent acquisition activity. And as discussed earlier, we completed the sale of substantially all of our welfare-to-workforce services business, which allows us to focus on our technology-enabled business process outsourcing and information technology outsourcing service offerings.
In our Corporate segment, we determined that the costs related to the ownership of a corporate aircraft outweighed the benefits to the Company. We recorded an asset impairment charge of $4.1 million related to corporate aircraft, which is reflected in other operating expenses in our Consolidated Statements of Income, in connection with its classification as held for sale at December 31, 2005. We do not expect the sale of the corporate aircraft in this fiscal year, due to conditions in the aircraft marketplace.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes activity for the accrual for involuntary termination of employees for the quarter ended December 31, 2005 (in thousands):

Balance at September 30, 2005	$—
Accrual recorded	4,671
Payments	(1,888)

Balance at December 31, 2005	$2,783

The December 31, 2005 accrual for involuntary termination of employees is expected to be paid in the third and fourth quarters of fiscal year 2006 from cash flows from operating activities or cash flows from financing activities.
As part of our acquisition of the human resources consulting and outsourcing business of Mellon Financial Corporation (the “Acquired HR Business”) in the fourth quarter of fiscal year 2005, we recorded $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the first half of fiscal year 2006, $8.9 million in involuntary employee termination payments have been made and charged against accrued compensation. As of December 31, 2005, the balance of the related accrual was $11.6 million and is expected to be paid principally in the third and fourth quarters of fiscal year 2006 from cash flows from operating activities.

6.	ASSETS HELD FOR SALE
At December 31, 2005, we classified as assets held for sale certain customer contracts in our Government welfare-to-workforce services business whose transfer to Arbor was not complete as of December 31, 2005 (see Note 4). In addition, as part of our restructuring activities to reduce costs as discussed in Note 5, we classified the fair value of our corporate aircraft as held for sale and recognized an impairment loss in other operating expenses of $4.1 million. The following table sets forth the assets included in assets held for sale as of December 31, 2005 (in thousands):

Assets held for sale

Intangible assets related to welfare-to-workforce services business, net	$1,607
Goodwill related to welfare-to-workforce services business	2,778
Corporate aircraft	4,000

Total assets held for sale	$8,385

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended December 31, 2005 are as follows (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2005	$1,217,727	$1,116,928	$2,334,655
Acquisition activity	9,029	70,694	79,723
Divested business	—	(14,974)	(14,974)
Assets held for sale	—	(2,778)	(2,778)

Balance as of December 31, 2005	$1,226,756	$1,169,870	$2,396,626

Goodwill activity for the first six months of fiscal year 2006 was primarily due to the acquisition of Ascom and LiveBridge (see Note 3) offset by the sale of our Government welfare-to-workforce services business (see Note 4). Approximately $2 billion, or 81%, of the original gross amount of goodwill recorded is deductible for income tax purposes.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following information relates to our other intangible assets (in thousands):

	December 31, 2005		June 30, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Acquired customer-related intangibles	$368,377	$(86,491)	$377,314	$(76,515)
Customer-related intangibles	214,798	(80,975)	175,571	(74,336)
All other	14,433	(4,607)	12,708	(3,318)

Total	$597,608	$(172,073)	$565,593	$(154,169)

Unamortized intangible assets:
Title plant	$51,045		$51,045
Trade name	3,843		3,843

Total	$54,888		$54,888

Aggregate Amortization:
For the quarter ended December 31, 2005			$18,089
For the quarter ended December 31, 2004			12,936

For the six months ended December 31, 2005			36,101
For the six months ended December 31, 2004			27,252

Estimated amortization for the years ended June 30,
2006			$72,615
2007			67,251
2008			63,240
2009			55,418
2010			43,495
Aggregate amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $3.9 million and $3.2 million for the three months ended December 31, 2005 and 2004, respectively, and $7.6 million and $6.2 million for the six months ended December 31, 2005 and 2004, respectively, is recorded as a reduction of related contract revenue. Amortization expense includes approximately $9.4 million and $6.6 million for acquired customer-related intangibles for the three months ended December 31, 2005 and 2004, respectively, and $19.2 million and $12.9 million for the six months ended December 31, 2005 and 2004, respectively. Amortized intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 11 years, with a weighted average of approximately 10 years. The amortization period for all other intangible assets, including trademarks, ranges from 3 to 20 years, with a weighted average of approximately 6 years.
During the first six months of fiscal year 2006, we acquired intangible assets of $16.5 million with a weighted average useful life of approximately 8 years in connection with the termination of a subcontractor arrangement.

8.	PENSION AND OTHER POST-EMPLOYMENT PLANS
U.S. Pension Plan
In December 2005, we adopted a pension plan for the U.S. employees of Buck Consultants, LLC, a wholly owned subsidiary, which was acquired in connection with the Acquired HR Business. The U.S. pension plan is a funded plan. We have established June 30 as our measurement date for this defined benefit plan. The plan recognizes service for eligible employees from May 26, 2005, the date of the acquisition of the Acquired HR Business. We recorded prepaid pension costs and projected benefit obligation of $2.1 million related to this prior service which will be amortized over 8.7 years and included in the net periodic benefit costs which is included in wages and benefits in our Consolidated Statements of Income.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Multi-employer Pension Plan
A group of employees acquired with Ascom participate in a multi-employer pension plan in Switzerland. Contributions to the plan are not considered material to our Consolidated Statements of Income.
Net periodic benefit cost
The following table provides the components of net periodic benefit cost for the three and six months ended December 31, 2005 (in thousands):

	Three Months ended		Six Months ended
	December 31, 2005		December 31, 2005
	U.S. Plan	Non-U.S. Plans	U.S. Plan	Non-U.S. Plans
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$345	$1,155	$345	$2,565
Interest cost	10	1,160	10	2,326
Expected return on assets	(15)	(1,218)	(15)	(2,445)
Amortization of prior service cost	20	—	20	—

Net periodic benefit cost for defined benefit plans	$360	$1,097	$360	$2,446

We made contributions to the pension plans of approximately $2.3 million in the first six months of fiscal year 2006. We expect to contribute between $7.2 million and $8.1 million to our pension plans in fiscal year 2006.

9.	EQUITY
Our Board of Directors previously authorized three share repurchase programs totaling $1.75 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock; on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock, and on October 20, 2005, we announced that our Board of Directors authorized an incremental share repurchase program of up to $500 million of our Class A common stock. The programs, which were open-ended, allowed us to repurchase our shares on the open market from time to time in accordance with Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities, and purchases under these plans were funded from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our Existing Credit Facility (as defined in Note 16). As of December 31, 2005, we had repurchased approximately 22.1 million shares at a total cost of approximately $1.1 billion and reissued 0.8 million shares for proceeds totaling $41.1 million to fund contributions to our employee stock purchase plan and 401(k) plan. These share repurchase plans were terminated on January 25, 2006 by our Board of Directors in contemplation of our tender offer, which was announced January 26, 2006 (see Note 16).

10.	COMPREHENSIVE INCOME
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$103,196	$96,145	$197,320	$190,302
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,385)	3,833	(3,610)	4,611
Amortization of unrealized loss on hedging instruments (net of income tax of $0.2 million and $0.4 million, respectively)	397	—	794	—
Unrealized gains on foreign exchange forward agreements (net of income tax of $166)	277	—	277	—

Comprehensive income	$100,485	$99,978	$194,781	$194,913

We hedge the variability of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of December 31, 2005, the notional amount of these agreements totaled 186 million pesos ($17.2 million) and expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. The unrealized gain on these foreign exchange forward agreements of $0.3 million, net of income tax, was reflected in other comprehensive income as of December 31, 2005.
The unrealized loss on hedging instruments relates to interest rate hedges, which were settled in June 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of our $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively, the “Senior Notes”). The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) is reflected in accumulated other comprehensive income, and will be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. During the three and six months ended December 31, 2005, we amortized approximately $0.6 million and $1.3 million, respectively, to interest expense.
The following table represents the components of accumulated other comprehensive income (loss) at December 31, 2005 and June 30, 2005 (in thousands):

	As of	As of
	December 31, 2005	June 30, 2005
Foreign currency gains (losses)	$(2,731)	$879
Unrealized gains on foreign exchange forward agreements, net	277	—
Unrealized loss on hedging instruments, net	(10,995)	(11,789)

Total	$(13,449)	$(10,910)

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Numerator:
Income available to common stockholders	$103,196	$96,145	$197,320	$190,302

Denominator:
Weighted average shares outstanding (basic)	124,849	128,619	125,139	128,283
Effect of dilutive securities:
Stock options	2,016	3,314	1,905	3,218

Total potential common shares	2,016	3,314	1,905	3,218

Denominator for earnings per share assuming dilution	126,865	131,933	127,044	131,501

Earnings per share (basic)	$0.83	$0.75	$1.58	$1.48

Earnings per share assuming dilution	$0.81	$0.73	$1.55	$1.45

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. Options to purchase approximately 5,799,000 and 5,769,000 shares of common stock were outstanding during the three and six months ended December 31, 2005 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price during the period. We had no antidilutive shares for the three and six months ended December 31, 2004.
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises. We calculate the assumed proceeds from excess tax benefits based on the deferred tax assets actually recorded without consideration of “as if” deferred tax assets calculated under the provisions of SFAS 123(R).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	SEGMENT INFORMATION
The following is a summary of certain financial information by reportable segment (in thousands):

	Commercial	Government	Corporate	Consolidated

Three months ended December 31, 2005
Revenues(a)	$784,767	$562,820	$—	$1,347,587
Operating expenses (excluding depreciation and amortization) (b)	650,829	449,099	30,986	1,130,914
Gain on sale of business	—	(29,765)	—	(29,765)
Depreciation and amortization	47,544	22,514	386	70,444

Operating income	$86,394	$120,972	$(31,372)	$175,994

Three months ended December 31, 2004
Revenues (a)	$484,743	$542,543	$—	$1,027,286
Operating expenses (excluding depreciation and amortization) (b)	379,503	424,586	12,687	816,776
Depreciation and amortization	34,623	20,487	476	55,586

Operating income	$70,617	$97,470	$(13,163)	$154,924

Six months ended December 31, 2005
Revenues (a)	$1,550,773	$1,107,731	$—	$2,658,504
Operating expenses (excluding depreciation and amortization) (b)	1,287,383	871,775	59,830	2,218,988
Gain on sale of business	—	(29,765)	—	(29,765)
Depreciation and amortization	92,630	45,086	808	138,524

Operating income	$170,760	$220,635	$(60,638)	$330,757

Six months ended December 31, 2004
Revenues (a)	$979,406	$1,094,062	$—	$2,073,468
Operating expenses (excluding depreciation and amortization) (b)	764,272	864,546	24,780	1,653,598
Depreciation and amortization	68,951	39,962	992	109,905

Operating income	$146,183	$189,554	$(25,772)	$309,965

(a)	Revenues in our Government segment include revenues from operations divested during fiscal year 2004 of $0.2 million and $0.3 million for the three and six months ended December 31, 2005, respectively, and $0.6 million for the six months ended December 31, 2004.

(b)	Corporate operating expenses for the three and six months ended December 31, 2005 include $8.6 million and $17.4 million, respectively, of stock-based compensation expense pursuant to SFAS 123(R) and $0 for both the three and six months ended December 31, 2004 under our previous accounting method, APB 25.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	COMMITMENTS AND CONTINGENCIES
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
Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. We believe that the inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio but may also extend to the conduct of ACS SLS and Tier with respect to the bidding process for child support contracts in certain other states. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $11.6 million and $8.4 million in the second quarter of fiscal years 2006 and 2005, respectively, and $22.9 million and $18.6 million in the first six months of fiscal years 2006 and 2005, respectively, representing approximately 0.9% and 0.8% of our revenues for the second quarter of fiscal years 2006 and 2005, respectively, and 0.9% of our revenues for the first six months of both fiscal years 2006 and 2005, Our teaming arrangement with Tier also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 0.8% and 1% of our revenues for the second quarter of fiscal years 2006 and 2005, respectively, and 0.8% and 1% of our revenues for the first six months of fiscal years 2006 and 2005, respectively. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ, the SEC and DOL to produce documents in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. We anticipate that we may receive additional subpoenas for information in other Florida Workforce regions as a result of the AWI report issued in January 2004. During the second quarter of fiscal year 2006, we sold substantially all of our welfare-to-workforce services business (see Note 4). However, we retained the liabilities for this business which arose from activities prior to the date of closing, including the contingent liabilities discussed above.
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2005, outstanding surety bonds of $421.1 million and $93.3 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Surety bonds outstanding at December 31, 2005 include approximately $125 million related to Ascom’s contractual obligations. Approximately $19.1 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Existing Credit Facility to respond to future requests for proposals. We also believe that, subsequent to our tender offer and related financing (see Note 16), we will continue to have sufficient capacity in the surety markets and liquidity from our cash flow and new financing facilities to respond to future requests for proposals.
During the quarter we purchased approximately $17.3 million of U.S. Treasury Notes in conjunction with a contract in our Government segment, and pledged them in accordance with the terms of the contract to secure our performance. The U.S. Treasury Notes are accounted for as held to maturity pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and reflected in other assets in our Consolidated Balance Sheet at December 31, 2005.
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the first six months of fiscal year 2006, we made contingent consideration payments of $8.4 million related to acquisitions completed in prior years. As of December 31, 2005, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $70.5 million. Any such payments primarily result in a corresponding increase in goodwill.
We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our Federal business to Lockheed Martin Corporation in fiscal year 2004. Our maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of December 31, 2005, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At December 31, 2005, we serviced a FFEL portfolio of approximately 1.9 million loans with an outstanding principal balance of approximately $25.6 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of December 31, 2005, other accrued liabilities include reserves which we believe to be adequate.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). Prior to DHHS’ award of the contract, our proposal was reviewed and approved by the State of North Carolina’s Information Technology Services group and the Federal Center for Medicare and Medicaid Services. Two competitors protested the contract award. In considering the protests, DHHS again reviewed our proposal and determined that our technical solutions did, in fact, comply with all technical requirements and denied the protests on June 3, 2004. EDS protested the denial. On January 12, 2005, an administrative law judge made a non-binding recommendation to sustain EDS’ protest of the contract between us and DHHS. Notwithstanding the reviews, approvals, and decisions in awarding the contract and in considering the protests, the administrative law judge based his recommendation on his assessment that our technical solution did not fully comply with DHHS technical standards for proposals. The non-binding recommendation was issued to the North Carolina State Chief Information Officer (“CIO”), Office of Technology Services. We, DHHS and EDS each presented written arguments to the CIO. A hearing was held before the CIO on March 15, 2005 during which each of the parties presented oral arguments. On April 28, 2005, the CIO issued a decision in favor of the DHHS and us as to the issues of: (i) the sufficiency of our technical solution, (ii) our satisfaction of RFP requirements relative to our integrated testing facility, and (iii) whether the State’s evaluation was consistent with the RFP’s evaluation criteria. However, his ruling also found insufficient evidence or argument had been submitted to address three other issues raised by EDS in its initial protest filing. Therefore, the CIO directed that a hearing be conducted on the issues of whether (a) our proposal complied with RFP requirements relative to experience of proposed key personnel; (b) our proposal complied with RFP requirements for pricing; and (c) any perceived price advantage is illusory and in any event was miscalculated by DHHS. EDS subsequently waived its right to a hearing before the CIO on these three remaining issues and on May 18, 2005, EDS appealed the CIO’s decision to Wake County Superior Court. By Order entered on January 5, 2006, the Superior Court Judge of Wake County entered an Order affirming the Final Agency Decision and denying EDS’ claims. On February 3, 2006, EDS appealed the Superior Court’s January 5, 2006 Order to the North Carolina Court of Appeals. We intend to vigorously pursue affirmation of the Superior Court’s Order. DHHS has instructed us to continue performance of our services under the contract.
In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

14.	DEPARTURE OF OUR FORMER CHIEF EXECUTIVE OFFICER
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
In the first quarter of fiscal year 2006, we accrued $5.4 million ($3.4 million, net of income taxes) of compensation expense (recorded in wages and benefits in our Consolidated Statement of Income) related to this Agreement. In addition, the purchase of Mr. Rich’s unexercised vested stock options for approximately $18.4 million ($11.7 million, net of income taxes) was recorded as a reduction of additional paid-in capital. We made payments of $23 million related to this Agreement in the second quarter of fiscal year 2006.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	NEW ACCOUNTING PRONOUNCEMENTS
On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Financial Accounting Standards Board Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” allows companies additional time beyond that provided in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” to determine the impact of the Act on its financial statements and provides guidance for the disclosure of the impact of the Act on the financial statements. At December 31, 2005, cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes had not been recorded totaled $36.5 million, the tax effects on which, if repatriated, could not be reasonably estimated at that time. Although this incentive is available to us until June 30, 2006, we have made a preliminary determination that we do not expect to repatriate any amounts prior to the expiration of this provision.

16.	SUBSEQUENT EVENT
On January 26, 2006, we announced that our Board of Directors has authorized a modified “Dutch Auction” tender offer to purchase up to 55.5 million shares of our Class A common stock at a price per share not less than $56 and not greater than $63. The tender offer is expected to commence on or about February 9, 2006, and to expire on or about March 10, 2006, unless extended, and is expected to be funded with cash on hand and proceeds from the financing facility discussed below. The number of shares proposed to be purchased in the tender offer represents approximately 47% of our currently outstanding Class A common stock. In the tender offer, our stockholders will have the opportunity to tender some or all of their shares at a price within the $56 to $63 per share range. Based on the number of shares tendered and the prices specified by the tendering stockholders, we will determine the purchase price per share by selecting the lowest per share price within the range that will enable us to buy 55.5 million shares, or such lesser number of shares that are properly tendered. All shares accepted in the tender offer will be purchased at the same price per share even if the stockholder tendered at a lower price. If stockholders tender more than 55.5 million shares at or below the purchase price per share, we will purchase the shares tendered by those stockholders on a pro rata basis, as will be specified in the offer to purchase that will be distributed to stockholders upon the commencement of the tender offer. Our intent is to purchase up to $3.5 billion of our shares in the offer. In the event the purchase price is less than the maximum of $63.00 per share and more than 55.5 million shares are tendered in the offer at or below the purchase price selected by us, we may exercise our right to purchase up to an additional 2% of our outstanding Class A shares without extending the offer, so that we repurchase up to $3.5 billion of our shares. Our directors and executive officers, including our Chairman, Darwin Deason, do not intend to tender shares pursuant to the offer. None of ACS, our Board of Directors, the dealer manager, the information agent or the depositary is making any recommendation to shareholders as to whether to tender or refrain from tendering their shares into the tender offer. Shareholders must decide how many shares they will tender, if any, and the price within the stated range at which they will tender their shares. The tender offer will not be contingent upon any minimum number of shares being tendered. The tender offer, however, will be subject to a number of conditions, including the receipt of financing as noted below as well as any applicable regulatory or other consents, all of which will be specified in the offer to purchase.
If we purchase 55.5 million Class A shares in the tender offer, the number of options we will be permitted to grant under the 1997 Stock Incentive Plan (the “Stock Incentive Plan”) would be reduced to 8,883,404, but such reduction would have no impact on options granted under such plan prior to the consummation of the tender offer. As a result, depending on the number of shares tendered in the tender offer, we may be unable to grant any additional options after the consummation of the tender offer, except as discussed below. The Compensation Committee of our Board of Directors may grant additional options to eligible individuals under our Stock Incentive Plan prior to consummation, including grants to executive officers, in an amount not to exceed the plan limit described above. For option grants following consummation of the tender offer, we will either seek approval of a new stock option plan from our shareholders at the next shareholders meeting, which may be a special meeting called for this purpose, or we may grant additional options under our existing Stock Incentive Plan subject to shareholder approval being obtained prior to such options becoming exercisable, in accordance with New York Stock Exchange listing standards.
The information regarding our tender offer in this Form 10-Q is for informational purposes only and is not an offer to buy, or the solicitation of an offer to sell, any shares. The full details of the tender offer, including complete instructions on how to tender shares, along with the letter of transmittal and related materials, are expected to be mailed to stockholders promptly following commencement of the offer. Stockholders should carefully read the offer to purchase, the letter of transmittal and other related materials when they are available because they will contain important information. Stockholders may obtain free copies, when available, of the tender offer statement and other filed documents relating thereto that will be filed by the Company with the U.S. Securities and Exchange Commission at the Commission’s website at www.sec.gov or from the Company’s information agent to be appointed in connection with the offer. Stockholders are urged to read these materials carefully prior to making any decision with respect to the tender offer.
In connection with the tender offer, we have entered into a commitment letter, dated January 26, 2006 (the “Commitment Letter”), with Citigroup Global Markets Inc., on behalf of itself and its affiliates (collectively, “Citigroup”), under which Citigroup has committed, subject to the terms and conditions set forth in the Commitment Letter, to provide us with the following two loan facilities totaling in the aggregate up to $5 billion: (a) a senior secured 7-year term loan facility in the aggregate principal amount of up to $4 billion (the “Term Facility”), and (b) a senior secured 6-year revolving loan facility in the aggregate principal amount of $1 billion (the “Revolving Facility”, and together with the Term Facility, the “Facilities”). Under certain circumstances, we will be permitted to add one or more incremental term loan facilities to the Facilities and/or increase commitments under the Revolving Facility in an aggregate amount of up to $750 million (any such addition or increase, an “Incremental Facility”). If fewer than the maximum number of shares are tendered, we may need to seek to borrow less than the full amount contemplated under the Term Facility.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The proceeds of the Term Facility may be used to finance the tender offer, to refinance our existing 5-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 27, 2004 (the “Existing Credit Facility”) which will be terminated, and to pay related transaction costs, fees and expenses. The Term Facility will be made in a single drawing on the Closing Date (as that term is defined in the Commitment Letter), will provide for a 7-year maturity and will amortize in quarterly installments in an aggregate annual amount equal to 1% of its original principal amount, with the balance payable on the final maturity date. Interest on the outstanding balances under the Term Facility is payable, at our option, at a rate equal to the Applicable Margin (as defined in the Commitment Letter) plus the fluctuating Base Rate (as defined in the Commitment Letter), or at the Applicable Margin plus the current LIBO Rate (as defined in the Commitment Letter).
The proceeds of the Revolving Facility may be used to repay related transaction costs, fees and expenses, to provide working capital from time to time, to finance permitted acquisitions, and to refinance local foreign currency advances under the Existing Credit Facility and letters of credit outstanding thereunder. Amounts under the Revolving Facility will be available on a revolving basis commencing on the Closing Date and ending on the sixth anniversary of the Closing Date. Portions of the Revolving Facility will be available for issuances of up to $1 billion of letters of credit and borrowings of up to $150 million of swing loans. Interest on the outstanding balances under the Revolving Facility is payable, at our option, at a rate equal to the Applicable Margin plus the fluctuating Base Rate, or at the Applicable Margin plus the current LIBO Rate.
We may make optional prepayments of loans under either of the Facilities, in whole or in part, without premium or penalty (other than applicable breakage costs), in principal amounts to be agreed upon with Citigroup. Optional prepayments on the Term Facility shall be applied to the remaining installments of the Term Facility on a pro rata basis.
Subject to certain exceptions and conditions described in greater detail in the Commitment Letter, we will be obligated to use the following amounts to prepay the Term Facility: 100% of the net cash proceeds from any issuance or incurrence of indebtedness; 100% of the net sale proceeds from asset sales; 50% (with a stepdown to 25% in certain circumstances) of annual excess cash flow; and 100% of insurance and condemnation proceeds. The percentages specified above for excess cash flow shall be subject to reduction upon achievement by us of certain financial performance targets. Mandatory prepayments of the Term Facility will be applied on a pro rata basis.
Each of the Facilities will be guaranteed by us (in the case of obligations of our borrowing subsidiaries) and all of our direct and indirect material subsidiaries (to the extent that it would not result in materially adverse tax consequences).
Each of the Facilities will be secured by (i) a first priority perfected pledge of (x) all notes owned by us and the guarantors and (y) all of the capital stock of our subsidiaries (except to the extent the pledge would give rise to additional SEC reporting requirements for our subsidiaries) subject to certain exceptions, and (ii) a first priority perfected security interest in all other assets owned by the borrower and the guarantors, subject to customary exceptions. The above-noted collateral will also be subject to equal and ratable liens granted for the benefit of our currently outstanding 4.70% Senior Notes due 2010 and our 5.20% Senior Notes due 2015 to the extent required pursuant to the terms thereof.
The terms of the Facilities will include customary representations and warranties, customary affirmative and negative covenants, customary financial covenants, and customary events of default.
The commitments of Citigroup, and the availability of each of the Facilities described above, are and will be subject to customary conditions precedent, including: all necessary governmental and third party approvals necessary in connection with the tender offer, the Facilities and the transactions contemplated thereby shall have been obtained and shall be in full force and effect; there shall not exist any action, suit, investigation, litigation or proceeding pending or threatened in any court or before any arbitrator or governmental authority that could reasonably be expected to result in a Material Adverse Change (as defined in the Commitment Letter) or imposes or reasonably can be expected to impose material adverse conditions upon the tender offer, the Facilities or the transactions contemplated thereby; the lenders shall have obtained a valid and perfected first priority lien on and security interest in the collateral referred to above; and the repayment and termination of our Existing Credit Facility.
This summary description of the Commitment Letter does not purport to be complete and is qualified in its entirety by reference to the Commitment Letter, a copy of which will be filed as an exhibit to our Schedule TO to be filed with the Securities and Exchange Commission upon the commencement of the tender offer.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In connection with the tender offer, Darwin Deason, the chairman of our Board of Directors, has entered into a voting agreement dated February 9, 2006 (the “Voting Agreement”) with us, in which he has agreed to limit his ability to cause the additional voting power he will hold as a result of the tender offer to affect the outcome of any matter submitted to the vote of our shareholders after consummation of the tender offer. Mr. Deason has agreed that to the extent his voting power immediately after the tender offer increases above the percentage amount of his voting power immediately prior to the tender offer (which is approximately 37% based on February 5, 2006 share data), Mr. Deason would cause the shares representing such additional voting power (the “Excess Voting Power”) to appear, not appear, vote or not vote at any meeting or pursuant to any consent solicitation in the same manner, and in proportion to, the votes or actions of all shareholders including Mr. Deason’s Class A and Class B Shares on a one-for-one vote basis (notwithstanding the ten-for-one vote of the Class B Shares).
The Voting Agreement will have no effect on shares representing the approximately 37% voting power of the Company held by Mr. Deason prior to the tender offer, which Mr. Deason will continue to have the right to vote in his sole discretion. The Voting Agreement also does not apply to any Class A shares that Mr. Deason may acquire after the tender offer through his exercise of stock options, open market purchases or in any future transaction that we may undertake. The Voting Agreement will only become effective if the tender offer closes. Other than as expressly set forth in the Voting Agreement, Mr. Deason continues to have the power to exercise all rights attached to the shares he owns, including the right to dispose of his shares and the right to receive any distributions thereon.
The Voting Agreement will terminate on the earlier of (i) the withdrawal or termination of the tender offer by the Company, (ii) the mutual agreement of the Company (authorized by not less than a majority of the vote of the then independent and disinterested directors) and Mr. Deason, (iii) the date on which the Excess Voting Power as calculated is reduced to zero as a result of acquisitions of shares by Mr. Deason after the tender offer or issuance of shares by the Company, (iv) the date on which all Class B shares are converted into Class A shares and (v) the date, prior to the expiration date of the tender offer, on which Mr. Deason gives notice to the Company of termination as a result of any litigation pending or threatened against the Company or Mr. Deason arising out of the tender offer or any events or circumstances relating thereto (provided that the Company shall be entitled to have the corresponding right to terminate or withdraw the tender offer under such circumstances).
A special committee of our Board of Directors, consisting of our four independent directors, will engage in good faith discussions with Mr. Deason to reach agreement on fair compensation to be paid to Mr. Deason for entering into the Voting Agreement within six months following the closing of the tender offer. However, whether or not Mr. Deason and our special committee are able to reach agreement on compensation to be paid to Mr. Deason, the Voting Agreement will remain in effect.
This summary description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the finalized version of the Voting Agreement, a copy of which is filed as an exhibit to this Form 10-Q.

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
The information regarding our tender offer in this Form 10-Q is for informational purposes only and is not an offer to buy, or the solicitation of an offer to sell, any shares. The full details of the tender offer, including complete instructions on how to tender shares, along with the letter of transmittal and related materials, are expected to be mailed to stockholders promptly following commencement of the offer. Stockholders should carefully read the offer to purchase, the letter of transmittal and other related materials when they are available because they will contain important information. Stockholders may obtain free copies, when available, of the tender offer statement and other filed documents relating thereto that will be filed by the Company with the U.S. Securities and Exchange Commission at the Commission’s website at www.sec.gov or from the Company’s information agent to be appointed in connection with the offer. Stockholders are urged to read these materials carefully prior to making any decision with respect to the tender offer.
We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). However, we believe that certain non-GAAP financial measures and ratios, used in managing our business, may provide users of this financial information with additional meaningful comparisons between current results and prior reported results. Certain of the information set forth herein and certain of the information presented by us from time to time (including free cash flow and internal revenue growth) may constitute non-GAAP financial measures within the meaning of Regulation G adopted by the Securities and Exchange Commission. We have presented herein and we will present in other information we publish that contains any of these non-GAAP financial measures a reconciliation of these measures to the most directly comparable GAAP financial measure. The presentation of this additional information is not meant to be considered in isolation or as a substitute for comparable amounts determined in accordance with generally accepted accounting principles in the United States.
GENERAL
We are a Fortune 500 and S&P 500 company with more than 55,000 people providing business process and information technology outsourcing solutions to commercial and government clients. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.
New Business
During the quarter ended December 31, 2005, we signed contracts with new clients and incremental business with existing clients representing approximately $251.4 million of annualized recurring revenue and approximately $867.8 million in estimated total contract value. Based on annual recurring revenues, the Commercial segment contributed 79% of the new business signings and the Government segment contributed 21% of the new business signings.
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
Stock-based Compensation
On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. We adopted SFAS 123(R) on a prospective basis beginning July 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.

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
The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $8.6 million and $17.4 million ($5.7 million and $11.6 million, net of deferred income tax benefits), or $0.04 and $0.09 per diluted share, in wages and benefits in the Consolidated Statements of Income for the three and six months ended December 31, 2005, respectively. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total compensation cost related to non-vested awards not yet recognized at December 31, 2005 was approximately $94.3 million, which is expected to be recognized over a weighted average of 3.63 years.
In periods ending prior to July 1, 2005, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” However, for periods ending after July 1, 2005, pursuant to SFAS 123(R), the income tax benefits exceeding the recorded deferred income tax benefit and any pre-adoption “as-if” deferred tax benefit from stock- based compensation awards (the excess tax benefits) are required to be reported in net cash provided by financing activities. For the six months ended December 31, 2005, excess tax benefits from stock-based compensation awards of $9.5 million were reflected as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Consolidated Statements of Cash Flows. In the prior year period, income tax benefits from the exercise of stock options of $14.4 million were reflected as an inflow in cash flows from operating activities in the Consolidated Statements of Cash Flows.
As discussed in Note 2 to our consolidated financial statements, on February 2, 2005, our Board of Directors approved an amendment to stock options previously granted that did not become exercisable until five years from the date of grant to provide that such options become exercisable when they vest. It is expected that future option grants will contain matching vesting and exercise schedules which we believe will result in a lower expected term.
Acquisitions
In December 2005, we completed the acquisition of the Transport Revenue division of Ascom AG (“Ascom”), a Switzerland based communications company. Ascom consists of three business units - fare collection, airport parking solutions and toll collection with office locations across nine countries. The transaction was valued at approximately $100.5 million plus related transaction costs and was funded from borrowings under our Existing Credit Facility (defined below). The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $212.8 million and assumed liabilities of $112.3 million. We recorded goodwill of $68.6 million, 37% of which is deductible for income tax purposes, and intangible assets of $4 million. The $4 million of intangible assets is attributable to customer relationships, non-compete agreements and patents with weighted average useful lives of approximately 5 years. Our Consolidated Balance Sheet as of December 31, 2005 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and is expected to be finalized upon receipt of the final third party valuation. We believe this acquisition launches us into the international transportation services industry and will expand our portfolio in the transit and parking payment markets and adds toll collection customers to our existing customer base. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, December 1, 2005.
In July 2005, we completed the acquisition of LiveBridge, Inc. (“LiveBridge”), a customer care service provider primarily serving the financial and telecommunications industries. The transaction was valued at approximately $32 million plus a working capital adjustment of $2.5 million, excluding contingent consideration of up to $32 million based upon future financial performance and was funded from cash on hand and borrowings under our Existing Credit Facility. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $42 million and assumed liabilities of $7.5 million. We recorded goodwill of $11.5 million, 49% of which is deductible for income tax purposes, and intangible assets of $12.9 million. The $12.9 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 6 years. We believe this acquisition will expand our customer care service offerings in the finance and telecommunications industries and will extend our global capabilities and operations by adding the

LiveBridge operational centers in Canada, India and Argentina. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 1, 2005.
Sale of Government welfare- to-workforce services business
In December 2005, we completed the divestiture of substantially all of our Government welfare-to-workforce services business to Arbor E&T, LLC (“Arbor”), a wholly owned subsidiary of ResCare, Inc., for approximately $69 million, less transaction costs. The Government welfare-to-workforce services business is no longer strategic or core to our operating philosophy. This divestiture allows us to focus on our technology-enabled business process outsourcing and information technology outsourcing service offerings. Assets sold were approximately $27.1 million and liabilities assumed by Arbor were approximately $0.2 million, both of which were included in the Government segment. We retained the net working capital, including receivables of approximately $27 million, at December 31, 2005, related to the welfare-to workforce services business. The $69 million in proceeds was included in accounts receivable in our Consolidated Balance Sheet as of December 31, 2005. We received the proceeds in January 2006, which will be included in cash flows from investing activities in our Consolidated Statements of Cash Flow in the third quarter of fiscal year 2006. We recognized a pretax gain of $29.8 million ($17.9 million, net of income tax) in the second quarter of fiscal year 2006. Approximately $10.6 million of the consideration relates to certain customer contracts whose assignment to Arbor was not complete as of December 31, 2005, and is reflected as deferred proceeds in other accrued liabilities in our Consolidated Balance Sheet as of December 31, 2005. We expect to complete the transfer of these remaining contracts to Arbor by the end of fiscal year 2006 upon receipt of customer consents. The after tax proceeds from the divestiture will generally be used to pay down debt or for general corporate purposes.
In the second quarter of fiscal year 2006, we recorded a provision for estimated litigation settlement related to the welfare-to-workforce services business. In connection with the transfer of the contracts and ongoing customer relationships to Arbor and due to a change in our estimate of collectibility of the retained outstanding receivables, we recorded a provision for uncollectible accounts receivable related to the welfare-to-workforce services business. Total provisions recorded were $3.3 million ($2.1 million, net of income tax).
Revenues from the divested business were $47.6 million and $55.8 million for the three months ended December 31, 2005 and 2004, respectively, and $101.1 million and $113.3 million for the six months ended December 31, 2005 and 2004, respectively. Operating income from the divested business, excluding the gain on sale, was $1.4 million and $5.1 million for the three months ended December 31, 2005 and 2004, respectively, and $6.3 million and $11.4 million for the six months ended December 31, 2005 and 2004, respectively.
Restructuring and other activities
During the second quarter of fiscal year 2006, and in connection with our new executive leadership, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we initiated certain restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions. We estimate a total of 1,700 employees will be involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions will be migrated to lower cost markets. As of December 31, 2005, approximately 400 employees had been involuntarily terminated. We anticipate the costs savings related to these involuntary terminations will be approximately $13 million of wages and benefits per year beginning in fiscal year 2007; however, some of the cost savings from these involuntary terminations will be reinvested in subject matter experts, project management talent and sales personnel as we look to further promote those lines of businesses that reflect the most potential for growth. We expect to complete our assessment activities over the third and fourth quarters of fiscal year 2006, which may result in further restructuring and related charges, the amount and timing of which cannot be determined at this time.
In our Commercial segment, we began an assessment of the cost structure of our global production model, particularly our offshore processing activities. We identified offshore locations in which our labor costs are no longer competitive or where the volume of work processed by the site no longer justifies retaining the location, including one of our Mexican facilities. In connection with this assessment, we recorded a restructuring charge for involuntary termination of employees related to the closure of those duplicative facilities of $4.3 million which is reflected in wages and benefits in our Consolidated Statements of Income, and $0.3 million for impairments of duplicative technology equipment, which is reflected in other operating expenses in our Consolidated Statements of Income. We expect these activities will consolidate our global production activities and enhance our competitive position.
In our Government segment, we began an assessment of our competitive position, and evaluated our market strategies. We began to implement operating practices that we utilize in our Commercial segment, including leveraging our proprietary workflow technology and implementing activity-based-compensation, which is expected to reduce our operating costs and enhance our competitive position. We also evaluated our competitive position in our markets, and the technology used to support certain of our service offerings. In connection with these activities, we recorded a restructuring charge for involuntary termination of employees of $0.3 million which is reflected in wages and benefits in our Consolidated Statements of Income, and $1.4 million in asset impairment charges, which is reflected in other operating expenses in our Consolidated Statements of Income, principally for duplicative software as a result of recent acquisition activity. And as discussed earlier, we completed the sale of substantially all of our welfare-to-workforce services business, which allows us to focus on our technology-enabled business process outsourcing and information technology outsourcing service offerings.
In our Corporate segment, we determined that the costs related to the ownership of a corporate aircraft outweighed the benefits to the Company. We recorded an asset impairment charge of $4.1 million related to corporate aircraft, which is reflected in other operating expenses in our Consolidated Statements of Income, in connection with its classification as held for sale at December 31, 2005. We do not expect the sale of the corporate aircraft in this fiscal year, due to conditions in the aircraft marketplace.
The following table summarizes activity in the accrual for involuntary termination of employees for the quarter ended December 31, 2005 (in thousands):

Balance at September 30, 2005	$—
Accrual recorded	4,671
Payments	(1,888)

Balance at December 31, 2005	$2,783

The December 31, 2005 accrual for involuntary termination of employees is expected to be paid in the third and fourth quarters of fiscal year 2006 from cash flows from operating activities or cash flows from financing activities.
As part of our acquisition of the human resources consulting and outsourcing business of Mellon Financial Corporation (the “Acquired HR Business”) in the fourth quarter of fiscal year 2005, we recorded $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the first half of fiscal year 2006, $8.9 million in involuntary employee termination payments have been made and charged against accrued compensation. As of December 31, 2005, the balance of the related accrual was $11.6 million and is expected to be paid principally in the third and fourth quarters of fiscal year 2006 from cash flows from operating activities.
Hedging instruments
We hedge the variability of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of December 31, 2005, the notional amount of these agreements totaled 186 million pesos ($17.2 million) and will expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. The unrealized gain on these foreign exchange forward agreements of $0.3 million, net of income tax, was reflected in other comprehensive income as of December 31, 2005.
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
In the first quarter of fiscal year 2005, we accrued $5.4 million ($3.4 million, net of income taxes) of compensation expense (recorded in wages and benefits in our Consolidated Statement of Income) related to this Agreement. In addition, the purchase of Mr. Rich’s unexercised vested stock options for approximately $18.4 million ($11.7 million, net of income taxes) was recorded as a reduction of additional paid-in capital. We made payments of $23 million related to this Agreement in the second quarter of fiscal year 2006.

Government Healthcare Contract
In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). Prior to DHHS’ award of the contract, our proposal was reviewed and approved by the State of North Carolina’s Information Technology Services group and the Federal Center for Medicare and Medicaid Services. Two competitors protested the contract award. In considering the protests, DHHS again reviewed our proposal and determined that our technical solutions did, in fact, comply with all technical requirements and denied the protests on June 3, 2004. EDS protested the denial. On January 12, 2005, an administrative law judge made a non-binding recommendation to sustain EDS’ protest of the contract between us and DHHS. Notwithstanding the reviews, approvals, and decisions in awarding the contract and in considering the protests, the administrative law judge based his recommendation on his assessment that our technical solution did not fully comply with DHHS technical standards for proposals. The non-binding recommendation was issued to the North Carolina State Chief Information Officer (“CIO”), Office of Technology Services. We, DHHS and EDS each presented written arguments to the CIO. A hearing was held before the CIO on March 15, 2005 during which each of the parties presented oral arguments. On April 28, 2005, the CIO issued a decision in favor of the DHHS and us as to the issues of: (i) the sufficiency of our technical solution, (ii) our satisfaction of RFP requirements relative to our integrated testing facility, and (iii) whether the State’s evaluation was consistent with the RFP’s evaluation criteria. However, his ruling also found insufficient evidence or argument had been submitted to address three other issues raised by EDS in its initial protest filing. Therefore, the CIO directed that a hearing be conducted on the issues of whether (a) our proposal complied with RFP requirements relative to experience of proposed key personnel; (b) our proposal complied with RFP requirements for pricing; and (c) any perceived price advantage is illusory and in any event was miscalculated by DHHS. EDS subsequently waived its right to a hearing before the CIO on these three remaining issues and on May 18, 2005, EDS appealed the CIO’s decision to Wake County Superior Court. By Order entered on January 5, 2006, the Superior Court Judge of Wake County entered an Order affirming the Final Agency Decision and denying EDS’ claims. On February 3, 2006, EDS appealed the Superior Court’s January 5, 2006 Order to the North Carolina Court of Appeals. We intend to vigorously pursue affirmation of the Superior Court’s Order. DHHS has instructed us to continue performance of our services under the contract.
Subsequent Event
On January 26, 2006, we announced that our Board of Directors has authorized a modified “Dutch Auction” tender offer to purchase up to 55.5 million shares of our Class A common stock at a price per share not less than $56 and not greater than $63. The tender offer is expected to commence on or about February 9, 2006, and to expire on or about March 10, 2006, unless extended, and is expected to be funded with cash on hand and proceeds from the financing facility discussed below. The number of shares proposed to be purchased in the tender offer represents approximately 47% of our currently outstanding Class A common stock. In the tender offer, our stockholders will have the opportunity to tender some or all of their shares at a price within the $56 to $63 per share range. Based on the number of shares tendered and the prices specified by the tendering stockholders, we will determine the purchase price per share by selecting the lowest per share price within the range that will enable us to buy 55.5 million shares, or such lesser number of shares that are properly tendered. All shares accepted in the tender offer will be purchased at the same price per share even if the stockholder tendered at a lower price. If stockholders tender more than 55.5 million shares at or below the purchase price per share, we will purchase the shares tendered by those stockholders on a pro rata basis, as will be specified in the offer to purchase that will be distributed to stockholders upon the commencement of the tender offer. Our intent is to purchase up to $3.5 billion of our shares in the offer. In the event the purchase price is less than the maximum of $63.00 per share and more than 55.5 million shares are tendered in the offer at or below the purchase price selected by us, we may exercise our right to purchase up to an additional 2% of our outstanding Class A shares without extending the offer, so that we repurchase up to $3.5 billion of our shares. Our directors and executive officers, including our Chairman, Darwin Deason, do not intend to tender shares pursuant to the offer. None of ACS, our Board of Directors, the dealer manager, the information agent or the depositary is making any recommendation to shareholders as to whether to tender or refrain from tendering their shares into the tender offer. Shareholders must decide how many shares they will tender, if any, and the price within the stated range at which they will tender their shares. The tender offer will not be contingent upon any minimum number of shares being tendered. The tender offer, however, will be subject to a number of conditions, including the receipt of financing as noted below as well as any applicable regulatory or other consents, all of which will be specified in the offer to purchase.
If we purchase 55.5 million Class A shares in the tender offer, the number of options we will be permitted to grant under the 1997 Stock Incentive Plan (the “Stock Incentive Plan”) would be reduced to 8,883,404, but such reduction would have no impact on options granted under such plan prior to the consummation of the tender offer. As a result, depending on the number of shares tendered in the tender offer, we may be unable to grant any additional options after the consummation of the tender offer, except as discussed below. The Compensation Committee of our Board of Directors may grant additional options to eligible individuals under our Stock Incentive Plan prior to consummation, including grants to executive officers, in an amount not to exceed the plan limit described above. For option grants following consummation of the tender offer, we will either seek approval of a new stock option plan from our shareholders at the next shareholders meeting, which may be a special meeting called for this purpose, or we may grant additional options under our existing Stock Incentive Plan subject to shareholder approval being obtained prior to such options becoming exercisable, in accordance with New York Stock Exchange listing standards.
The information regarding our tender offer in this Form 10-Q is for informational purposes only and is not an offer to buy, or the solicitation of an offer to sell, any shares. The full details of the tender offer, including complete instructions on how to tender shares, along with the letter of transmittal and related materials, are expected to be mailed to stockholders promptly following commencement of the offer. Stockholders should carefully read the offer to purchase, the letter of transmittal and other related materials when they are available because they will contain important information. Stockholders may obtain free copies, when available, of the tender offer statement and other filed documents relating thereto that will be filed by the Company with the U.S. Securities and Exchange Commission at the Commission’s website at www.sec.gov or from the Company’s information agent to be appointed in connection with the offer. Stockholders are urged to read these materials carefully prior to making any decision with respect to the tender offer.
In connection with the tender offer, we have entered into a commitment letter, dated January 26, 2006 (the “Commitment Letter”), with Citigroup Global Markets Inc., on behalf of itself and its affiliates (collectively, “Citigroup”), under which Citigroup has committed, subject to the terms and conditions set forth in the Commitment Letter, to provide us with the following two loan facilities totaling in the aggregate up to $5 billion: (a) a senior secured 7-year term loan facility in the aggregate principal amount of up to $4 billion (the “Term Facility”), and (b) a senior secured 6-year revolving loan facility in the aggregate principal amount of $1 billion (the “Revolving Facility”, and together with the Term Facility, the “Facilities”). Under certain circumstances, we will be permitted to add one or more incremental term loan facilities to the Facilities and/or increase commitments under the Revolving Facility in an aggregate amount of up to $750 million (any such addition or increase, an “Incremental Facility”). If fewer than the maximum number of shares are tendered, we may need to seek to borrow less than the full amount contemplated under the Term Facility.
The proceeds of the Term Facility may be used to finance the tender offer, to refinance our existing 5-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 27, 2004 (the “Existing Credit Facility”) which will be terminated, and to pay related transaction costs, fees and expenses. The Term Facility will be made in a single drawing on the Closing Date (as that term is defined in the Commitment Letter), will provide for a 7-year maturity and will amortize in quarterly installments in an aggregate annual amount equal to 1% of its original principal amount, with the balance payable on the final maturity date. Interest on the outstanding balances under the Term Facility is payable, at our option, at a rate equal to the Applicable Margin (as defined in the Commitment Letter) plus the fluctuating Base Rate (as defined in the Commitment Letter), or at the Applicable Margin plus the current LIBO Rate (as defined in the Commitment Letter).
The proceeds of the Revolving Facility may be used to repay related transaction costs, fees and expenses, to provide working capital from time to time, to finance permitted acquisitions, and to refinance local foreign currency advances under the Existing Credit Facility and letters of credit outstanding thereunder. Amounts under the Revolving Facility will be available on a revolving basis commencing on the Closing Date and ending on the sixth anniversary of the Closing Date. Portions of the Revolving Facility will be available for issuances of up to $1 billion of letters of credit and borrowings of up to $150 million of swing loans. Interest on the outstanding balances under the Revolving Facility is payable, at our option, at a rate equal to the Applicable Margin plus the fluctuating Base Rate, or at the Applicable Margin plus the current LIBO Rate.
We may make optional prepayments of loans under either of the Facilities, in whole or in part, without premium or penalty (other than applicable breakage costs), in principal amounts to be agreed upon with Citigroup. Optional prepayments on the Term Facility shall be applied to the remaining installments of the Term Facility on a pro rata basis.
Subject to certain exceptions and conditions described in greater detail in the Commitment Letter, we will be obligated to use the following amounts to prepay the Term Facility: 100% of the net cash proceeds from any issuance or incurrence of indebtedness; 100% of the net sale proceeds from asset sales; 50% (with a stepdown to 25% in certain circumstances) of annual excess cash flow; and 100% of insurance and condemnation proceeds. The percentages specified above for excess cash flow shall be subject to reduction upon achievement by us of certain financial performance targets. Mandatory prepayments of the Term Facility will be applied on a pro rata basis.
Each of the Facilities will be guaranteed by us (in the case of obligations of our borrowing subsidiaries) and all of our direct and indirect material subsidiaries (to the event that it would not result in materially adverse tax consequences).
Each of the Facilities will be secured by (i) a first priority perfected pledge of (x) all notes owned by us and the guarantors and (y) all of the capital stock of our subsidiaries (except to the extent the pledge would give rise to additional SEC reporting requirements for our subsidiaries) subject to certain exceptions, and (ii) a first priority perfected security interest in all other assets owned by the borrower and the guarantors, subject to customary exceptions. The above-noted collateral will also be subject to equal and ratable liens granted for the benefit of our currently outstanding 4.70% Senior Notes due 2010 and our 5.20% Senior Notes due 2015 to the extent required pursuant to the terms thereof.
The terms of the facilities will include customary representations and warranties, customary affirmative and negative covenants, customary financial covenants, and customary events of default.
The commitments of Citigroup, and the availability of each of the Facilities described above, are and will be subject to customary conditions precedent, including: all necessary governmental and third party approvals necessary in connection with the tender offer, the Facilities and the transactions contemplated thereby shall have been obtained and shall be in full force and effect; there shall not exist any action, suit, investigation, litigation or proceeding pending or threatened in any court or before any arbitrator or governmental authority that could reasonably be expected to result in a Material Adverse Change (as defined in the Commitment Letter) or imposes or reasonably can be expected to impose material adverse conditions upon the tender offer, the Facilities or the transactions contemplated thereby; the lenders shall have obtained a valid and perfected first priority lien on and security interest in the collateral referred to above; and the repayment and termination of our Existing Credit Facility.
This summary description of the Commitment Letter does not purport to be complete and is qualified in its entirety by reference to the Commitment Letter, a copy of which will be filed as an exhibit to our Schedule TO to be filed with the Securities and Exchange Commission upon the commencement of the tender offer.

In connection with the tender offer, Darwin Deason, the chairman of our Board of Directors, has entered into a voting agreement dated February 9, 2006 (the “Voting Agreement”) with us, in which he has agreed to limit his ability to cause the additional voting power he will hold as a result of the tender offer to affect the outcome of any matter submitted to the vote of our shareholders after consummation of the tender offer. Mr. Deason has agreed that to the extent his voting power immediately after the tender offer increases above the percentage amount of his voting power immediately prior to the tender offer (which is approximately 37% based on February 5, 2006 share data), Mr. Deason would cause the shares representing such additional voting power (the “Excess Voting Power”) to appear, not appear, vote or not vote at any meeting or pursuant to any consent solicitation in the same manner, and in proportion to, the votes or actions of all shareholders including Mr. Deason’s Class A and Class B Shares on a one-for-one vote basis (notwithstanding the ten-for-one vote of the Class B Shares).
The Voting Agreement will have no effect on shares representing the approximately 37% voting power of the Company held by Mr. Deason prior to the tender offer, which Mr. Deason will continue to have the right to vote in his sole discretion. The Voting Agreement also does not apply to any Class A shares that Mr. Deason may acquire after the tender offer through his exercise of stock options, open market purchases or in any future transaction that we may undertake. The Voting Agreement will only become effective if the tender offer closes. Other than as expressly set forth in the Voting Agreement, Mr. Deason continues to have the power to exercise all rights attached to the shares he owns, including the right to dispose of his shares and the right to receive any distributions thereon.
The Voting Agreement will terminate on the earlier of (i) the withdrawal or termination of the tender offer by the Company, (ii) the mutual agreement of the Company (authorized by not less than a majority of the vote of the then independent and disinterested directors) and Mr. Deason, (iii) the date on which the Excess Voting Power as calculated is reduced to zero as a result of acquisitions of shares by Mr. Deason after the tender offer or issuance of shares by the Company, (iv) the date on which all Class B shares are converted into Class A shares and (v) the date, prior to the expiration date of the tender offer, on which Mr. Deason gives notice to the Company of termination as a result of any litigation pending or threatened against the Company or Mr. Deason arising out of the tender offer or any events or circumstances relating thereto (provided that the Company shall be entitled to have the corresponding right to terminate or withdraw the tender offer under such circumstances).
A special committee of our Board of Directors, consisting of our four independent directors, will engage in good faith discussions with Mr. Deason to reach agreement on fair compensation to be paid to Mr. Deason for entering into the Voting Agreement within six months following the closing of the tender offer. However, whether or not Mr. Deason and our special committee are able to reach agreement on compensation to be paid to Mr. Deason, the Voting Agreement will remain in effect.
This summary description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the finalized version of the Voting Agreement, a copy of which is filed as an exhibit to this Form 10-Q.

REVENUE GROWTH
Internal revenue growth is measured as total revenue growth less acquired revenue from acquisitions and revenues from divested operations. At the date of acquisition, we identify the trailing twelve months of revenue of the acquired company as the “pre-acquisition revenue of acquired companies.” Pre-acquisition revenue of the acquired companies is considered “acquired revenues” in our calculation, and revenues from the acquired company, either above or below that amount are components of “internal growth” in our calculation. We use the calculation of internal revenue growth to measure revenue growth excluding the impact of acquired revenues and the revenue associated with divested operations and we believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. Revenues from divested operations are excluded from the internal revenue growth calculation in the periods following the effective date of the divestiture. Our measure of internal revenue growth may not be comparable to similarly titled measures of other companies. The following table sets forth the calculation of internal revenue growth (in thousands):

	Three months ended December 31,				Six months ended December 31,
	2005	2004	$ Growth	Growth %	2005	2004	$ Growth	Growth %
Consolidated
Total Revenues	$1,347,587	$1,027,286	$320,301	31%	$2,658,504	$2,073,468	$585,036	28%
Less: Divestitures	(169)	(21)	(148)		(250)	(560)	310

Adjusted	$1,347,418	$1,027,265	$320,153	31%	$2,658,254	$2,072,908	$585,346	28%

Acquired revenues	$227,522	$—	$227,522	22%	$453,283	$4,354	$448,929	22%
Internal revenues	1,119,896	1,027,265	92,631	9%	2,204,971	2,068,554	136,417	6%

Total	$1,347,418	$1,027,265	$320,153	31%	$2,658,254	$2,072,908	$585,346	28%

Commercial
Total Revenues	$784,767	$484,743	$300,024	62%	$1,550,773	$979,406	$571,367	58%
Less: Divestitures	—	—	—		—	—	—

Adjusted	$784,767	$484,743	$300,024	62%	$1,550,773	$979,406	$571,367	58%

Acquired revenues	$210,855	$—	$210,855	44%	$434,210	$4,166	$430,044	44%
Internal revenues	573,912	484,743	89,169	18%	1,116,563	975,240	141,323	14%

Total	$784,767	$484,743	$300,024	62%	$1,550,773	$979,406	$571,367	58%

Government
Total Revenues	$562,820	$542,543	$20,277	4%	$1,107,731	$1,094,062	$13,669	1%
Less: Divestitures	(169)	(21)	(148)		(250)	(560)	310

Adjusted	$562,651	$542,522	$20,129	4%	$1,107,481	$1,093,502	$13,979	1%

Acquired revenues	$16,667	$—	$16,667	3%	$19,073	$188	$18,885	2%
Internal revenues	545,984	542,522	3,462	1%	1,088,408	1,093,314	(4,906)	(1)%

Total	$562,651	$542,522	$20,129	4%	$1,107,481	$1,093,502	$13,979	1%

RESULTS OF OPERATIONS
The following table sets forth certain items from our Consolidated Statements of Income as a percentage of revenues:

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%

Expenses:
Wages and benefits	47.0	42.4	47.4	41.9
Services and supplies	22.7	24.4	22.5	25.4
Rent, lease and maintenance	12.1	11.8	12.0	11.6
Depreciation and amortization	5.2	5.4	5.2	5.3
Gain on sale of business	(2.2)	—	(1.1)	—
Other operating expenses	2.1	0.9	1.6	0.9

Total operating expenses	86.9	84.9	87.6	85.1

Operating income	13.1	15.1	12.4	14.9

Interest expense	1.0	0.3	1.0	0.3
Other non-operating income, net	(0.1)	(0.2)	(0.3)	(0.1)

Pretax profit	12.2	15.0	11.7	14.7

Income tax expense	4.5	5.6	4.3	5.5

Net income	7.7%	9.4%	7.4%	9.2%

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2005 TO THE THREE MONTHS ENDED DECENBER 31, 2004
Revenues
In the second quarter of fiscal year 2006, our revenue increased $320.3 million, or 31%, to $1.3 billion from $1 billion in the second quarter of fiscal year 2005. Internal revenue growth for the second quarter of fiscal year 2006 was 9% and the remainder of the revenue growth was related to acquisitions.
Revenue in our Commercial segment, which represents 58% of consolidated revenue for the second quarter of fiscal year 2006, increased $300 million, or 62%, to $784.8 million in the second quarter of fiscal year 2006 compared to the same period last year. Revenue growth from acquisitions was 44% for the three months ended December 31, 2005, which includes a full quarter of revenues from the acquisition of the Acquired HR Business, Superior Consultant Holdings Corporation (“Superior”) and LiveBridge. Internal revenue growth was 18%, due primarily to increased revenue related to contacts with Kaiser Permanente, Princeton Healthcare System, Southwest Washington Medical Center, Roy L. Schneider Hospital and Port Huron Hospital and contracts with Chubb & Sons, Nextel, Nextel Partners, Delta Airlines, Symetra, United Technologies, University of Phoenix, American Red Cross and Carefirst. The items discussed above collectively represent 75% of our internal revenue growth for the period in this segment.
Revenue in our Government segment, which represents 42% of consolidated revenue for the second quarter of fiscal year 2006, increased $20.3 million, or 4%, to $562.8 million in the second quarter of fiscal year 2006 compared to the same period last year. Revenue growth from acquisitions was 3% primarily due to the acquisition of Ascom in December 2005. Internal revenue growth was 1% primarily due to increased revenue in our unclaimed property business and contracts with Texas Medicaid, New Jersey Department of Human Services and the State of Maryland, and higher revenues in our commercial vehicle operations. These increases were offset by decreases in revenue for our divested welfare-to-workforce services business and decreases in revenue related to our Department of Education contract and the termination of our New York Metropolitan Transportation Authority, Michigan payment processing and Iowa Medicaid contracts. The items discussed above collectively represent 89% of our internal revenue growth for the period in this segment.

Operating Expenses
Wages and benefits increased $196.9 million, or 45.2%, to $632.9 million. As a percentage of revenue, wages and benefits increased 4.6% to 47% in the second quarter of fiscal year 2006 from 42.4% in the same quarter of fiscal year 2005. As a percentage of revenue, approximately 1.3% of the increase was primarily due to the acquisition of the Acquired HR Business and Superior, which include consulting businesses, and LiveBridge, all of which have a higher component of wages and benefits related to revenue than our existing operations. During the second quarter of fiscal year 2006, we recorded stock-based compensation expense of $8.6 million, as discussed above, or 0.6% as a percentage of revenue, related to the adoption of SFAS 123(R). We also recorded $4.7 million, or 0.3% as a percentage of revenue, for involuntary termination of employees related to our restructuring activities discussed above.
Services and supplies increased $54.9 million, or 21.9%, to $305.9 million. As a percentage of revenue, services and supplies decreased 1.7% to 22.7% in the second quarter of fiscal year 2006 from 24.4% in the second quarter of fiscal year 2005. Approximately 2% of the decrease as a percentage of revenue was due to an increase in information technology outsourcing revenues, which have a lower component of services and supplies than our business process outsourcing business. This decrease was partially offset by an increase of 0.5% as a percentage of revenue due to higher unclaimed property revenues in the fiscal year 2006 quarter than the prior year. Unclaimed property revenues have a higher component of services and supplies than our other operations.
Rent, lease and maintenance increased $42.4 million, or 35%, to $163.5 million. As a percentage of revenue, rent, lease and maintenance increased 0.3% to 12.1% in the second quarter of fiscal year 2006 from 11.8% in the second quarter of fiscal year 2005. This increase was primarily due to increased software costs for new business.
Gain on sale of business was $29.8 million for the three months ended December 31, 2005. This gain was related to the sale of our Government welfare-to-workforce services business.
Other operating expense increased $19.9 million to $29 million. As a percentage of revenue, other operating expense increased 1.2%, to 2.1%, and consists primarily of the following (in thousands):

Commercial segment:
Asset impairment	$310

Government segment:
Provisions for estimated legal settlement and uncollectible accounts receivable related to the welfare-to-workforce services business	3,267
Asset impairments	1,353

Corporate:
Aircraft impairment	4,092
Legal settlements and related costs	3,175
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	2,656

Total	$14,853

Interest Expense
Interest expense increased $10.5 million, to $13.3 million, primarily due to interest expense on the Senior Notes (as defined below) issued in the fourth quarter of fiscal year 2005 and increased borrowings under our Existing Credit Facility for general corporate purposes, including the Ascom and Livebridge acquisitions and share repurchases.
Income tax expense
Our effective income tax rate decreased to 37.3% in the second quarter of fiscal year 2006 from 37.5% in the second quarter of fiscal year 2005. This effective income tax rate is comprised of the following: an effective income tax rate of 39.9% related to the sale of our welfare-to-workforce services business, and an effective income tax rate on operations of 36.8%. Our effective income tax rate decreased primarily due to an increase in other deductions and credits. Our effective income tax rate is higher than the 35% federal statutory rate primarily due to the effect of state income taxes.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2005 TO THE SIX MONTHS ENDED DECEMBER 31, 2004
Revenues
In the first six months of fiscal year 2006, our revenue increased $585 million, or 28%, to $2.7 billion from $2.1 billion in first six months of fiscal year 2005. Internal revenue growth was 6% and the remainder of the revenue growth was related to acquisitions.
Revenue in our Commercial segment, which represents 58% of consolidated revenue for the first six months of fiscal year 2006, increased $571.4 million, or 58%, to $1.6 billion in the first six months of fiscal year 2006 compared to the same period last year. Revenue growth from acquisitions was 44%, which includes a full six months of revenues from the acquisition of the Acquired HR Business, Superior and LiveBridge. Internal revenue growth was 14%, due primarily to increased revenue related to contracts with Kaiser Permanente, Southwest Washington Medical Center, Princeton Healthcare System, Port Huron Hospital, Roy L. Schneider Hospital and Central Connecticut Health and contracts with Chubb & Sons, Nextel, Delta Airlines, Symetra, University of Phoenix, United Technologies, Nextel Partners, Hallmark, American Red Cross, Scott’s Company, and Carefirst. These increases were offset by decreases related to the Gateway contract termination in the first quarter of fiscal year 2005 and decreased revenues in our commercial unclaimed property business in the current year. The items discussed above collectively represent 77% of our internal revenue growth for the period in this segment.
Revenue in our Government segment, which represents 42% of consolidated revenue for the first six months of fiscal year 2006, increased $13.7 million, or 1%, to $1.1 billion in the first six months of fiscal year 2006 compared to the same period last year. Revenue growth from acquisitions was 2% primarily due to the acquisition of Ascom in December 2005. Internal revenue growth declined 1% primarily due to decreased revenues in our divested welfare-to-workforce services business and our unclaimed property business, and the termination of the Michigan payment processing, New York Metropolitan Transportation Authority and Iowa Medicaid contracts. These decreases were offset by increased revenues for contracts with Texas Medicaid, New Jersey Department of Human Services, the State of Maryland, Mississippi Medicaid, and higher revenues in our commercial vehicle operations and Georgia Department of Community Health contracts. The items discussed above collectively represent 83% of the net decline in our internal revenue growth for the period in this segment.
Operating Expenses
Wages and benefits increased $393.2 million, or 45.3%, to $1.3 billion. As a percentage of revenue, wages and benefits increased 5.5% to 47.4% in the first six months of fiscal year 2006 from 41.9% in the same period of last year. As a percentage of revenue, approximately 1.7% of this increase as a percentage of revenue was due to acquisitions, primarily the Acquired HR Business and Superior which include consulting businesses, and LiveBridge, all of which have a higher component of wages and benefits related to revenue than our existing operations. During the six months ended December 31, 2005, we recorded stock-based compensation expense of $17.4 million, or 0.7% as a percentage of revenue, related to the adoption of SFAS 123(R) and compensation expense of $5.4 million, or 0.2% as a percentage of revenue, related to the departure of our former Chief Executive Officer. We also recorded $4.7 million, or 0.2% as a percentage of revenue, for involuntary termination of employees related to our restructuring activities discussed above. Increased expenses related to our deferred compensation plans contributed 0.1% to the increase as a percentage of revenue. Gateway termination revenues recorded in the six months ended December 31, 2004, which had no associated wages and benefits resulted in an increase of wages and benefits as a percentage of revenue of 0.2% in the current year.
Services and supplies increased $70.6 million, or 13.4%, to $596.7 million. As a percentage of revenue, services and supplies decreased 2.9% to 22.5% in the first six months of fiscal year 2006 from 25.4% in the same period last year. Approximately 1.9% of the decrease as a percentage of revenue was primarily due to an increase in our information technology outsourcing revenues, which have a lower component of services and supplies than our business process outsourcing business. Another 0.5% of the decrease as a percentage of revenues was due to decreased unclaimed property revenues, which have a higher component of services and supplies compared to our other operations.
Rent, lease and maintenance increased $78.6 million, or 32.7%, to $318.7 million. As a percentage of revenue, rent, lease and maintenance increased 0.4% to 12% in the first six months of fiscal year 2006 from 11.6% in the same period last year. This increase was primarily due to increased software costs for new business.
Gain on sale of business was $29.8 million for the six months ended December 31, 2005. This gain was related to the sale of our Government welfare-to-workforce services business in the second quarter of fiscal year 2006.

Other operating expense increased $23 million to $42.6 million. As a percentage of revenue, other operating expense increased 0.7%, to 1.6%, and consists primarily of the following (in thousands):

Commercial segment:
Provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients	$3,000
Asset impairment	310

Government segment:
Provisions for estimated legal settlement and uncollectible accounts receivable related to the welfare-to-workforce services business	3,267
Asset impairments	1,353

Corporate:
Aircraft impairment	4,092
Legal settlements and related costs	3,175
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	2,656

Total	$17,853

Interest Expense
Interest expense increased $18.6 million, to $25.5 million primarily due to interest expense on the Senior Notes (as defined below) issued in the fourth quarter of fiscal year 2005 and increased borrowings under our Existing Credit Facility for general corporate purposes, including the Ascom and Livebridge acquisitions and share repurchases.
Other non-operating income, net
Other non-operating income increased $5 million to $6.4 million from $1.3 million in the prior year period. Other non-operating income increased primarily due to long-term gains on investments, including those supporting our deferred compensation plans. These gains were largely offset by a corresponding increase in wages and benefits related to our deferred compensation plans.
Income tax expense
Our effective income tax rate decreased to 36.7% in the first six months of fiscal year 2006 from 37.5% in the same period last year. This effective income tax rate is comprised of the following: an effective income tax rate of 39.9% related to the sale of our welfare-to-workforce services business, and an effective tax rate on operations of 36.3%. Our effective income tax rate decreased primarily due to an increase in other deductions and credits. Our effective income tax rate is higher than the 35% federal statutory rate primarily due to the effect of state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
We finance our ongoing business operations through cash flows from operations and utilize excess cash flow combined with the issuance of debt and equity to finance our acquisition strategy.
Cash Flow
During the first six months of fiscal year 2006, we generated approximately $355.7 million in net cash provided by operating activities compared to $299.3 million in the same period of fiscal year 2005. The increase from the prior year period was a result of increased net income, lower annual incentive compensation payments, collections of unearned revenue and timing of payments to vendors. These increases were offset by an increase in accounts receivable due to an increase in revenues and timing of collections, payments of $23 million related to the departure of our former Chief Executive Officer and the impact of classification of excess tax benefits from stock-based compensation arrangements. Effective July 1, 2005, excess tax benefits from stock-based compensation arrangements of $9.5 million were reflected as an outflow of cash flows from operating activities and an inflow of cash flows from financing activities in the Consolidated Statements of Cash Flows. In the prior year period, income tax benefits from the exercise of stock options of $14.4 million were reflected as an inflow in cash flows from operating activities.

Free cash flow (as defined below) was approximately $157.7 million for the first six months of fiscal year 2006 versus approximately $167.8 million for the same period of fiscal year 2005. Our capital expenditures, defined as purchases of property, equipment and software, net, and additions to other intangible assets, were approximately $198 million, or 7.4% of total revenues, and $131.5 million, or 6.3% of total revenues, for the first six months of fiscal years 2006 and 2005, respectively.
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

	Six months ended
	December 31,
	2005	2004
Net cash provided by operating activities	$355,749	$299,274
Purchases of property, equipment and software, net	(184,973)	(106,553)
Additions to other intangible assets	(13,046)	(24,925)

Free cash flow	$157,730	$167,796

During the first six months of fiscal year 2006, net cash used in investing activities was $393.7 million compared to $231.4 million in the first six months of fiscal year 2005. In the first six months of fiscal year 2006, we used $153.8 million for acquisitions, primarily for the purchase of Ascom, LiveBridge, contingent consideration payments for Heritage Information Systems, Inc. and a payment related to the first quarter fiscal year 2005 BlueStar Solutions, Inc. acquisition. In the first six months of fiscal year 2005, we used $95.8 million for acquisitions, primarily for the purchase of BlueStar Solutions, Inc. and Heritage Information Systems, Inc. Cash used for the purchase of property, equipment and software and additions to other intangible assets was $198 million and $131.5 million for the six months ended December 31, 2005 and 2004, respectively. The increase in purchases of property, equipment and software, net, and additions to other intangible assets includes software purchases related to our human resources outsourcing business, our Department of Education contract, a new data center and other new business. During the first six months of fiscal year 2006, we used $16.5 million to acquire intangible assets in connection with the termination of a subcontractor arrangement.
During the quarter ended December 31, 2005, we purchased approximately $17.3 million of U.S. Treasury Notes in conjunction with a contract in our Government segment and pledged them in accordance with the terms of the contract to secure our performance. The U.S. Treasury Notes are classified as held to maturity pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and reflected in other assets in our Consolidated Balance Sheet at December 31, 2005.
During the first six months of fiscal year 2006 net cash provided by financing activities was $82.6 million and during the first six months of fiscal year 2005 net cash used in financing activities was $108.9 million. Such financing activities include net borrowings under our Existing Credit Facility, share purchases under our share repurchase program, proceeds from the exercise of stock options, excess tax benefits from stock-based compensation arrangements and proceeds from the issuance of treasury shares. As discussed above, income tax benefits on stock options were reflected as net cash provided by operating activities in periods prior to July 1, 2005. Also, during the first six months of fiscal year 2006, we made payments of $23 million related to the departure of our former Chief Executive Officer (see Note 14 to our Consolidated Financial Statements), of which $18.4 million is included in cash flows from financing activities and $4.7 million is included in cash flows from operating activities in the first six months of fiscal year 2006.
In the fourth quarter of fiscal year 2005, cash flows provided by operating activities included a temporary benefit of $75.9 million arising from Mellon Financial Corporation (“Mellon”) funding certain operating expenses of the Acquired HR Business that were not reimbursed to Mellon until July 2005 per the terms of a Transition Services Agreement. Mellon is providing certain accounting, treasury and payroll services for an interim period. As part of these services, Mellon is also paying certain operational costs on our behalf, such as employee related expenses and accounts payable. This agreement and the related timing of payments to Mellon had a favorable impact on our cash flows provided by operating activities for the fourth quarter of fiscal year 2005 and will negatively impact our cash flows provided by operating activities in the third quarter of fiscal year 2006 upon full integration of the Acquired HR Business employees and related accounting systems. At such time, we will no longer receive the transition services from Mellon and expect the temporary cash flow benefit we realized in our fourth quarter of fiscal year 2005 cash flows provided by operating activities to reverse, adversely affecting our third quarter fiscal year 2006 cash flows provided by operating activities. Also, there is approximately $17 million of incentive compensation that was earned by employees prior to the acquisition which will be paid out in the third quarter of fiscal year 2006.
Tender Offer
On January 26, 2006, we announced that our Board of Directors has authorized a modified “Dutch Auction” tender offer to purchase up to 55.5 million shares of our Class A common stock at a price per share not less than $56 and not greater than $63. The tender offer is expected to commence on or about February 9, 2006, and to expire on or about March 10, 2006, unless extended, and is expected to be funded with cash on hand and proceeds from the financing facility discussed below. The number of shares proposed to be purchased in the tender offer represents approximately 47% of our currently outstanding Class A common stock. In the tender offer, our stockholders will have the opportunity to tender some or all of their shares at a price within the $56 to $63 per share range. Based on the number of shares tendered and the prices specified by the tendering stockholders, we will determine the purchase price per share by selecting the lowest per share price within the range that will enable us to buy 55.5 million shares, or such lesser number of shares that are properly tendered. All shares accepted in the tender offer will be purchased at the same price per share even if the stockholder tendered at a lower price. If stockholders tender more than 55.5 million shares at or below the purchase price per share, we will purchase the shares tendered by those stockholders on a pro rata basis, as will be specified in the offer to purchase that will be distributed to stockholders upon the commencement of the tender offer. Our intent is to purchase up to $3.5 billion of our shares in the offer. In the event the purchase price is less than the maximum of $63.00 per share and more than 55.5 million shares are tendered in the offer at or below the purchase price selected by us, we may exercise our right to purchase up to an additional 2% of our outstanding Class A shares without extending the offer, so that we repurchase up to $3.5 billion of our shares. Our directors and executive officers, including our Chairman, Darwin Deason, do not intend to tender shares pursuant to the offer. None of ACS, our Board of Directors, the dealer manager, the information agent or the depositary is making any recommendation to shareholders as to whether to tender or refrain from tendering their shares into the tender offer. Shareholders must decide how many shares they will tender, if any, and the price within the stated range at which they will tender their shares. The tender offer will not be contingent upon any minimum number of shares being tendered. The tender offer, however, will be subject to a number of conditions, including the receipt of financing as noted below as well as any applicable regulatory or other consents, all of which will be specified in the offer to purchase.
If we purchase 55.5 million Class A shares in the tender offer, the number of options we will be permitted to grant under the 1997 Stock Incentive Plan (the “Stock Incentive Plan”) would be reduced to 8,883,404, but such reduction would have no impact on options granted under such plan prior to the consummation of the tender offer. As a result, depending on the number of shares tendered in the tender offer, we may be unable to grant any additional options after the consummation of the tender offer, except as discussed below. The Compensation Committee of our Board of Directors may grant additional options to eligible individuals under our Stock Incentive Plan prior to consummation, including grants to executive officers, in an amount not to exceed the plan limit described above. For option grants following consummation of the tender offer, we will either seek approval of a new stock option plan from our shareholders at the next shareholders meeting, which may be a special meeting called for this purpose, or we may grant additional options under our existing Stock Incentive Plan subject to shareholder approval being obtained prior to such options becoming exercisable, in accordance with New York Stock Exchange listing standards.
The information regarding our tender offer in this Form 10-Q is for informational purposes only and is not an offer to buy, or the solicitation of an offer to sell, any shares. The full details of the tender offer, including complete instructions on how to tender shares, along with the letter of transmittal and related materials, are expected to be mailed to stockholders promptly following commencement of the offer. Stockholders should carefully read the offer to purchase, the letter of transmittal and other related materials when they are available because they will contain important information. Stockholders may obtain free copies, when available, of the tender offer statement and other filed documents relating thereto that will be filed by the Company with the U.S. Securities and Exchange Commission at the Commission’s website at www.sec.gov or from the Company’s information agent to be appointed in connection with the offer. Stockholders are urged to read these materials carefully prior to making any decision with respect to the tender offer.
In connection with the tender offer, we have entered into a commitment letter, dated January 26, 2006 (the “Commitment Letter”), with Citigroup Global Markets Inc., on behalf of itself and its affiliates (collectively, “Citigroup”), under which Citigroup has committed, subject to the terms and conditions set forth in the Commitment Letter, to provide us with the following two loan facilities totaling in the aggregate up to $5 billion: (a) a senior secured 7-year term loan facility in the aggregate principal amount of up to $4 billion (the “Term Facility”), and (b) a senior secured 6-year revolving loan facility in the aggregate principal amount of $1 billion (the “Revolving Facility”, and together with the Term Facility, the “Facilities”). Under certain circumstances, we will be permitted to add one or more incremental term loan facilities to the Facilities and/or increase commitments under the Revolving Facility in an aggregate amount of up to $750 million (any such addition or increase, an “Incremental Facility”). If fewer than the maximum number of shares are tendered, we may need to seek to borrow less than the full amount contemplated under the Term Facility.
The proceeds of the Term Facility may be used to finance the tender offer, to refinance our existing 5-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 27, 2004 (the “Existing Credit Facility”) which will be terminated, and to pay related transaction costs, fees and expenses. The Term Facility will be made in a single drawing on the Closing Date (as that term is defined in the Commitment Letter), will provide for a 7-year maturity and will amortize in quarterly installments in an aggregate annual amount equal to 1% of its original principal amount, with the balance payable on the final maturity date. Interest on the outstanding balances under the Term Facility is payable, at our option, at a rate equal to the Applicable Margin (as defined in the Commitment Letter) plus the fluctuating Base Rate (as defined in the Commitment Letter), or at the Applicable Margin plus the current LIBO Rate (as defined in the Commitment Letter).

The proceeds of the Revolving Facility may be used to repay related transaction costs, fees and expenses, to provide working capital from time to time, to finance permitted acquisitions, and to refinance local foreign currency advances under the Existing Credit Facility and letters of credit outstanding thereunder. Amounts under the Revolving Facility will be available on a revolving basis commencing on the Closing Date and ending on the sixth anniversary of the Closing Date. Portions of the Revolving Facility will be available for issuances of up to $1 billion of letters of credit and borrowings of up to $150 million of swing loans. Interest on the outstanding balances under the Revolving Facility is payable, at our option, at a rate equal to the Applicable Margin plus the fluctuating Base Rate, or at the Applicable Margin plus the current LIBO Rate.
We may make optional prepayments of loans under either of the Facilities, in whole or in part, without premium or penalty (other than applicable breakage costs), in principal amounts to be agreed upon with Citigroup. Optional prepayments on the Term Facility shall be applied to the remaining installments of the Term Facility on a pro rata basis.
Subject to certain exceptions and conditions described in greater detail in the Commitment Letter, we will be obligated to use the following amounts to prepay the Term Facility: 100% of the net cash proceeds from any issuance or incurrence of indebtedness; 100% of the net sale proceeds from asset sales; 50% (with a stepdown to 25% in certain circumstances) of annual excess cash flow; and 100% of insurance and condemnation proceeds. The percentages specified above for excess cash flow shall be subject to reduction upon achievement by us of certain financial performance targets. Mandatory prepayments of the Term Facility will be applied on a pro rata basis.
Each of the Facilities will be guaranteed by us (in the case of obligations of our borrowing subsidiaries) and all of our direct and indirect material subsidiaries (to the event that it would not result in materially adverse tax consequences).
Each of the Facilities will be secured by (i) a first priority perfected pledge of (x) all notes owned by us and the guarantors and (y) all of the capital stock of our subsidiaries (except to the extent the pledge would give rise to additional SEC reporting requirements for our subsidiaries) subject to certain exceptions, and (ii) a first priority perfected security interest in all other assets owned by the borrower and the guarantors, subject to customary exceptions. The above-noted collateral will also be subject to equal and ratable liens granted for the benefit of our currently outstanding 4.70% Senior Notes due 2010 and our 5.20% Senior Notes due 2015 to the extent required pursuant to the terms thereof.
The terms of the Facilities will include customary representations and warranties, customary affirmative and negative covenants, customary financial covenants, and customary events of default.
The commitments of Citigroup, and the availability of each of the Facilities described above, are and will be subject to customary conditions precedent, including: all necessary governmental and third party approvals necessary in connection with the tender offer, the Facilities and the transactions contemplated thereby shall have been obtained and shall be in full force and effect; there shall not exist any action, suit, investigation, litigation or proceeding pending or threatened in any court or before any arbitrator or governmental authority that could reasonably be expected to result in a Material Adverse Change (as defined in the Commitment Letter) or imposes or reasonably can be expected to impose material adverse conditions upon the tender offer, the Facilities or the transactions contemplated thereby; the lenders shall have obtained a valid and perfected first priority lien on and security interest in the collateral referred to above; and the repayment and termination of our Existing Credit Facility.
This summary description of the Commitment Letter does not purport to be complete and is qualified in its entirety by reference to the Commitment Letter, a copy of which will be filed as an exhibit to our Schedule TO to be filed with the Securities and Exchange Commission upon the commencement of the tender offer.
In connection with the tender offer, Darwin Deason, the chairman of our Board of Directors, has entered into a voting agreement dated February 9, 2006 (the “Voting Agreement”) with us, in which he has agreed to limit his ability to cause the additional voting power he will hold as a result of the tender offer to affect the outcome of any matter submitted to the vote of our shareholders after consummation of the tender offer. Mr. Deason has agreed that to the extent his voting power immediately after the tender offer increases above the percentage amount of his voting power immediately prior to the tender offer (which is approximately 37% based on February 5, 2006 share data), Mr. Deason would cause the shares representing such additional voting power (the “Excess Voting Power”) to appear, not appear, vote or not vote at any meeting or pursuant to any consent solicitation in the same manner, and in proportion to, the votes or actions of all shareholders including Mr. Deason’s Class A and Class B Shares on a one-for-one vote basis (notwithstanding the ten-for-one vote of the Class B Shares).
The Voting Agreement will have no effect on shares representing the approximately 37% voting power of the Company held by Mr. Deason prior to the tender offer, which Mr. Deason will continue to have the right to vote in his sole discretion. The Voting Agreement also does not apply to any Class A shares that Mr. Deason may acquire after the tender offer through his exercise of stock options, open market purchases or in any future transaction that we may undertake. The Voting Agreement will only become effective if the tender offer closes. Other than as expressly set forth in the Voting Agreement, Mr. Deason continues to have the power to exercise all rights attached to the shares he owns, including the right to dispose of his shares and the right to receive any distributions thereon.
The Voting Agreement will terminate on the earlier of (i) the withdrawal or termination of the tender offer by the Company, (ii) the mutual agreement of the Company (authorized by not less than a majority of the vote of the then independent and disinterested directors) and Mr. Deason, (iii) the date on which the Excess Voting Power as calculated is reduced to zero as a result of acquisitions of shares by Mr. Deason after the tender offer or issuance of shares by the Company, (iv) the date on which all Class B shares are converted into Class A shares and (v) the date, prior to the expiration date of the tender offer, on which Mr. Deason gives notice to the Company of termination as a result of any litigation pending or threatened against the Company or Mr. Deason arising out of the tender offer or any events or circumstances relating thereto (provided that the Company shall be entitled to have the corresponding right to terminate or withdraw the tender offer under such circumstances).
A special committee of our Board of Directors, consisting of our four independent directors, will engage in good faith discussions with Mr. Deason to reach agreement on fair compensation to be paid to Mr. Deason for entering into the Voting Agreement within six months following the closing of the tender offer. However, whether or not Mr. Deason and our special committee are able to reach agreement on compensation to be paid to Mr. Deason, the Voting Agreement will remain in effect.

This summary description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the finalized version of the Voting Agreement, a copy of which is filed as an exhibit to this Form 10-Q.
Credit arrangements
Draws made under our Existing Credit Facility are made to fund cash acquisitions, share repurchases and for general working capital requirements. During the trailing twelve months ended December 31, 2005, the balance outstanding under our Existing Credit Facility for borrowings ranged from $232 million to $798.3 million. At December 31, 2005, we had approximately $971.1 million available under our Existing Credit Facility after giving effect to outstanding indebtedness of $416.5 million and $112.4 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our Existing Credit Facility. At December 31, 2005, we had $416.5 million outstanding under our Existing Credit Facility, which is reflected in long-term debt, and of which $390 million bore interest at approximately 4.8% and the remainder bore interest from 1.5% to 2.9%. As of December 31, 2005, we were in compliance with the covenants of both our Existing Credit Facility and our $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively, the “Senior Notes”).
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2005, outstanding surety bonds of $421.1 million and $93.3 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Surety bonds outstanding at December 31, 2005 include approximately $125 million related to Ascom’s contractual obligations. Approximately $19.1 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Existing Credit Facility to respond to future requests for proposals. We also believe that, subsequent to our tender offer and related financing (see Subsequent Events), we will continue to have sufficient capacity in the surety markets and liquidity from our cash flow and new financing facilities to respond to future requests for proposals.
Following our announcement of the tender offer, our credit ratings were downgraded by each of the principal rating agencies. One of such downgrades reduced our rating to below investment grade, the other such downgrade reduced our rating to the lowest investment grade level used by the applicable rating agency. If we complete the tender offer and related financing, our remaining investment grade rating is likely to be reduced to below investment grade and our other credit rating may be further downgraded. As a result, the terms of any financings we choose to enter into in the future may be adversely affected. In addition, as a result of these downgrades the sureties which provide performance bonds backing our contractual obligations could reduce the availability of these bonds, increase the price of the bonds to us or require us to provide collateral such as a letter of credit. However, we believe that, subsequent to our tender offer and related financing (see Subsequent Events), we will continue to have sufficient capacity in the surety markets and liquidity from our cash flow and new financing facilities to respond to future requests for proposals. In addition, certain of our commercial outsourcing contracts provide that, in the event our credit ratings are downgraded to certain specified levels, the customer may elect to terminate its contract with us and either pay a reduced termination fee or in some instances, no termination fee. While we do not anticipate that the downgrading of our credit ratings in connection with the tender offer will result in a material loss of commercial outsourcing revenue due to the customer’s exercise of these termination rights, there can be no assurance that such a credit ratings downgrade will not adversely affect these customer relationships.
Derivatives
We hedge the variability of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of December 31, 2005, the notional amount of these agreements totaled 186 million pesos ($17.2 million) and will expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. The unrealized gain on these foreign exchange forward agreements of $0.3 million, net of income tax, was reflected in other comprehensive income as of December 31, 2005.
Share Repurchase Program
Our Board of Directors previously authorized three share repurchase programs totaling $1.75 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock; on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock, and on October 20, 2005, we announced that our Board of Directors authorized an incremental share repurchase program of up to $500 million of our Class A common stock. The programs, which were open-ended, allowed us to repurchase our shares on the open market from time to time in accordance with Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities, and purchases under these plans were funded from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our Existing Credit Facility. As of December 31, 2005, we had repurchased approximately 22.1 million shares at a total cost of approximately $1.1 billion and reissued 0.8 million shares for proceeds totaling $41.1 million to fund contributions to our employee stock purchase plan and 401(k) plan. These share repurchase plans were terminated on January 25, 2006 by our Board of Directors in contemplation of our tender offer, which was announced January 26, 2006.
Other
At December 31, 2005, we had cash and cash equivalents of $107.3 million compared to $62.7 million at June 30, 2005. Our working capital (defined as current assets less current liabilities) increased $170.1 million to $576.1 million at December 31, 2005 from $406 million at June 30, 2005. Our current ratio (defined as total current assets divided by total current liabilities) was 1.6 and 1.5 at December 31, 2005 and June 30, 2005, respectively. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 23.9% and 21% at December 31, 2005 and June 30, 2005, respectively.
We believe that available cash and cash equivalents, together with cash generated from operations and available borrowings under our Existing Credit Facility and the net proceeds we received from the sale of our welfare-to-workforce services business, will provide adequate funds for our anticipated internal growth and operating needs, including capital expenditures, and to meet the cash requirements of our contractual obligations. If we complete the tender offer, our indebtedness and interest expense may increase significantly and our indebtedness is expected to be substantial in relation to our stockholders’ equity. We believe that, should our tender offer and related financing be successful, our expected cash flow from operations, and anticipated access to the unused portion of our new credit facility and capital markets will be adequate for our expected liquidity needs, including capital expenditures, and to meet the cash requirements of our contractual obligations. In addition, we intend to continue our growth through acquisitions, which could require significant commitments of capital. In order to pursue such opportunities we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and expansion opportunities and how such opportunities will be financed.
DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS AS OF DECEMBER 31, 2005 (IN THOUSANDS):

		Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Senior Notes, net of unamortized discount (1)	$499,328	$—	$—	$249,925	$249,403
Long-term debt (1)	417,121	377	59	416,685	—
Capital lease obligations (1)	16,643	7,112	9,047	484	—
Operating leases	708,610	209,325	287,107	119,376	92,802
Purchase obligations	21,577	8,817	11,885	875	—

Total Contractual Cash Obligations	$1,663,279	$225,631	$308,098	$787,345	$342,205

		Amount of Commitment Expiration per Period
	Total Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$112,405	$112,405	$—	$—	$—
Surety bonds	423,026	412,728	8,426	10	1,862

Total Commercial Commitments	$535,431	$525,133	$8,426	$10	$1,862

(1)	Excludes accrued interest aggregating $3.9 million at December 31, 2005.
We have entered into various contractual agreements to purchase telecom services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2009, and are included in purchase obligations in the table above.

We expect to contribute between $7.2 million and $8.1 million to our pension plans in fiscal year 2006. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of December 31, 2005.
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2005, outstanding surety bonds of $421.1 million and $93.3 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Surety bonds outstanding at December 31, 2005 include approximately $125 million related to Ascom’s contractual obligations. Approximately $19.1 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Existing Credit Facility to respond to future requests for proposals. We also believe that, subsequent to our tender offer and related financing (see Subsequent Events), we will continue to have sufficient capacity in the surety markets and liquidity from our cash flow and new financing facilities to respond to future requests for proposals. During the quarter we purchased approximately $17.3 million of U.S. Treasury Notes in conjunction with a contract in our Government segment, and pledged them in accordance with the terms of the contract to secure our performance. The U.S. Treasury Notes are accounted for as held to maturity pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and reflected in other assets in our Consolidated Balance Sheet at December 31, 2005.
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the first six months of fiscal year 2006, we paid $7 million related to acquisitions completed in prior years. As of December 31, 2005, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $70.5 million. Upon satisfaction of the specified contractual criteria, any such payment would result primarily in a corresponding increase in goodwill.
We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our Federal business in fiscal year 2004. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of December 31, 2005, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time. As discussed in Part II, Item 1. Legal Proceedings, we have agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom Air Force Base during the period 1998-2000.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At December 31, 2005, we serviced a FFEL portfolio of approximately 1.9 million loans with an outstanding principal balance of approximately $25.6 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of December 31, 2005, other accrued liabilities include reserves which we believe to be adequate.
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
During fiscal year 2005, approximately 73% of our revenue was recognized based on transaction volumes, approximately 14% was fixed fee based, wherein our revenue is earned as we fulfill our performance obligations under the arrangement, approximately 8% was related to cost reimbursable contracts, approximately 3% of our revenue was recognized using percentage-of-completion accounting and the remainder is related to time and material contracts. Our revenue mix is subject to change due to the impact of acquisitions, divestitures and new business.
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
Share-Based Compensation
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) as of July 1, 2005. SFAS 123(R) requires us to recognize compensation expense for all share-based payment arrangements based on the fair value of the share-based payment on the date of grant. We elected the modified prospective application method for adoption, which requires compensation expense to be recorded for all stock-based awards granted after July 1, 2005 and for all unvested stock options outstanding as of July 1, 2005, beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, the remaining previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized as wages and benefits in the Consolidated Statements of Income on a straight-line basis over the remaining vesting period. For share-based payments granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the Consolidated Statements of Income in wages and benefits on a straight-line basis over the vesting period. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:
•	Expected volatility of our stock price based on historical monthly volatility over the expected term based on daily closing stock prices.

•	Expected term of the option based on historical employee stock option exercise behavior, the vesting term of the respective option and the contractual term.

•	Risk-free interest rate for periods within the expected term of the option.

•	Dividend yield.
Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option.
SFAS 123(R) requires that we recognize compensation expense for only the portion of share-based payment arrangements that are expected to vest. Therefore, we apply estimated forfeiture rates that are based on historical employee termination behavior. We periodically adjust the estimated forfeiture rates so that only the compensation expense related to share-based payment arrangements that vest are included in wages and benefits. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

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
The measurement of the pension benefit obligation of these plans at the acquisition date was accounted for using the business combination provisions in SFAS 87, therefore, all previously existing unrecognized net gain or loss, unrecognized prior service cost, or unrecognized net obligation or net asset existing prior to the date of the acquisition was included in our calculation of the pension benefit obligation recorded at acquisition.
In December 2005, we adopted a pension plan for the U.S. employees of Buck Consultants, LLC, a wholly owned subsidiary, which was acquired in connection with the Acquired HR Business. The U.S. pension plan is a funded plan. The plan recognizes service for eligible employees from May 26, 2005, the date of the acquisition of the Acquired HR Business. We recorded prepaid pension costs and projected benefit obligation related to this prior service which will be amortized over 8.7 years and included in the net periodic benefit costs which is included in wages and benefits in our Consolidated Statements of Income.
The following table summarizes the weighted-average assumptions used in the determination of our benefit obligation for our pension plans:

	U.S. Plan	Non-U.S. Plans
	As of
	December 1, 2005
	(date of plan	As of
	adoption)	June 30, 2005
Discount rate	5.75%	5.00% - 5.25%
Rate of increase in compensation levels	3.00%	4.25% - 4.40%
The following table summarizes the assumptions used in the determination of our net periodic benefit cost for the year ended June 30, 2006:

	U.S. Plan	Non-U.S. Plans
Discount rate	5.75%	5.00% - 5.25%
Long-term rate of return on assets	8.00%	7.00% - 7.50%
Rate of increase in compensation levels	3.00%	4.25% - 4.40%
Our discount rate is determined based upon high quality corporate bond yields as of the measurement date. The table below illustrates the effect of increasing or decreasing the discount rates by 25 basis points (in thousands):

	U.S. Plan		Non-U.S. Plans
	Plus .25%	Less .25%	Plus .25%	Less .25%
Effect on pension benefit obligation	$(105)	$100	$(4,490)	$4,692
Effect on service and interest cost	$15	$(15)	$380	$(399)
We estimate the long-term rate of return on U.S., UK and Canadian plan assets will be 8%, 7% and 7.5%, respectively, based on the long-term target asset allocation. Expected returns for the asset classes used in the plans are based on a combination of long-term historical returns and current and expected market conditions.
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
NEW ACCOUNTING PRONOUNCEMENTS
On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Financial Accounting Standards Board Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” allows companies additional time beyond that provided in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” to determine the impact of the Act on its financial statements and provides guidance for the disclosure of the impact of the Act on the financial statements. At December 31, 2005, cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes had not been recorded totaled $36.5 million, the tax effects on which, if repatriated, could not be reasonably estimated at that time. Although this incentive is available to us until June 30, 2006, we have made a preliminary determination that we do not expect to repatriate any amounts prior to the expiration of this provision.
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
Leverage position
As of December 31, 2005, we have approximately $500 million of Senior Notes we sold in a public offering in June 2005 and we have drawn $416.5 million under our Existing Credit Facility. Our announced tender offer for up to 55.5 million or more shares of our Class A common stock is expected to be financed by a loan of up to $4 billion and substantially all of our assets will be pledged to secure this loan and our Senior Notes. As the result of our existing indebtedness and the repurchase contemplated by the tender offer, and depending on the number of shares actually repurchased and the purchase price, the book value of our equity may be in a deficit position. It will be necessary to utilize cash flow from operating activities to fund debt service cost related to our indebtedness. If we fail to have sufficient cash flow to satisfy the debt service cost for our indebtedness, then we could default on our indebtedness resulting in foreclosure on the assets used to conduct our business. In addition, reduction of our available cash flow may negatively impact our business, including our ability to make future acquisitions, ability to compete for customer contracts requiring upfront capital costs, and our ability to meet our other obligations. Further, the amount of our indebtedness and our reduction in available cash flow may limit our ability to obtain further debt or equity financing.
Reduction of credit rating
Upon announcement of the tender offer, the ratings agencies reduced the ratings on our current outstanding obligations, resulting in one rating being below investment grade. We anticipate that there may be additional reductions in our ratings as a result of the closing of the announced tender offer. Failure to maintain our investment grade rating could negatively impact our ability to renew contracts with our existing customers, limit our ability to compete for new customers, result in increased premiums for surety bonds to support our customer contracts, and/or result in a requirement that we provide collateral to secure our surety bonds. Further, certain of our commercial outsourcing contracts provide that in the event our credit ratings are downgraded to specified levels, the customer may elect to terminate its contract with us and either pay a reduced termination fee or, in some limited instances, no termination fee. A credit ratings downgrade could adversely affect these customer relationships.
Loss of, or reduction of business from, significant clients
Our revenues, profitability and cash flow could be materially adversely affected by the loss of significant clients and/or the reduction of volumes and services provided to our significant clients as a result of, among other things, their merger or acquisition, divestiture of assets or businesses, contract expiration, non-renewal or early termination, or business failure or deterioration. In addition, we incur fixed costs related to our information technology outsourcing and business process outsourcing clients. Therefore the loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, thereby reducing our profitability and cash flow.
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
Breaches of our physical security systems and data privacy
Security systems have been implemented with the intent of maintaining the physical security of our facilities and to protect confidential information and information related to identifiable individuals from unauthorized access through our information systems, but we are subject to breach of security systems at the facilities at which we maintain such confidential customer information and information relating to identifiable individuals. If unauthorized users gain physical access to the facility or electronic access to our information systems, such information may be subject to theft and misuse. Any theft or misuse of such information could result in, among other things, unfavorable publicity, difficulty in marketing our services, allegations by our clients that we have not performed our contractual obligations and possible financial obligations for damages related to the theft or misuse of such information, any of which may have a material adverse effect on our profitability and cash flow. We anticipate that breaches of security will occur from time to time, but the magnitude and impact on our business of any future breach cannot be ascertained.
Budget deficits at, or fluctuations in the number of requests for proposals issued by, state and local governments and their agencies
Approximately 42% of our revenues are derived from contracts with federal, state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. Also, the number of requests for proposals issued by state and local government agencies is subject to fluctuation. It is unclear what impact, if any, these deficits may have on our future business, revenues, results of operations and cash flow.
International risks
Recently we have expanded our international operations and also continually contemplate the acquisition of companies formed and operating in foreign countries. We have approximately 15,000 employees in Mexico, Guatemala, India, Ghana, Jamaica, Dominican Republic, Spain, Malaysia, Ireland, Germany, China, United Kingdom and Canada, as well as a number of other countries, that primarily support our commercial business process and information technology outsourcing services. Our international operations and acquisitions are subject to a number of risks. These risks include the possible impact on our operations of the laws of foreign countries where we may do business including, among others, data privacy, laws regarding licensing and labor council requirements. In addition, we may experience difficulty integrating the management and operations of businesses we acquire internationally, and we may have difficulty attracting, retaining and motivating highly skilled and qualified personnel to staff key managerial positions in our ongoing international operations. Further, our international operations and acquisitions are subject to a number of risks related to general economic and political conditions in foreign countries where we operate, including, among others, fluctuations in foreign currency exchange rates, cultural differences, political instability and additional expenses and risks inherent in conducting operations in geographically distant locations. Our international operations and acquisitions may also be impacted by trade restrictions, such as tariffs and duties or other trade controls imposed by the United States or other jurisdictions, as well as other factors that may adversely affect our business, financial condition and operating results. Because of these foreign operations we are subject to regulations, such as those administered by the Department of Treasury’s Office of Foreign Assets Controls (“OFAC”) and export control regulations administered by the Department of Commerce. Violation of these regulations could result in fines, criminal sanctions against our officers, and prohibitions against exporting, as well as damage to our reputation, which could adversely affect our business, financial condition and operating results.
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
Servicing Risks
We service (for various lenders and under various service agreements) a portfolio of approximately $25.6 billion of loans, as of December 31, 2005, made under the Federal Family Education Loan Program, which loans are guaranteed by a Federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.
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
Concentration of Voting Power
Our chairman, Darwin Deason, beneficially owns 6,599,372 shares of Class B common stock and 2,349,030 shares of Class A common stock as of February 5, 2006. Mr. Deason controls approximately 37% of our total voting power (based on total shares of commons stock outstanding as of February 5, 2006). As a result, Mr. Deason has the requisite voting power to significantly affect virtually all of our decisions, including the power to block corporate actions such as an amendment to most provisions of our certificate of incorporation and certain provisions of our bylaws. As a result of the tender offer discussed elsewhere in this Form 10-Q, the proportional voting power of Mr. Deason will increase. If 55.5 million shares are tendered, the voting power held by Mr. Deason will increase from approximately 37% to approximately 53%, based on share data as of February 5, 2006. However, Mr. Deason has entered into a Voting Agreement with us which limits his ability to cause the additional voting power he will hold as a result of the consummation of the tender offer to affect the outcome of any future matter voted upon by our stockholders. In addition, Mr. Deason may significantly influence the election of directors and any other action requiring stockholder approval. Recommendations of our Nominating/Corporate Governance Committee of the Board of Directors regarding director nominees are subject to the approval of Mr. Deason pursuant to his employment agreement with us. Mr. Deason has an employment agreement, with a term that currently ends on May 18, 2010, provided that such term shall automatically be extended for an additional year on May 18 of each year, unless thirty days prior to May 18 of any year, Mr. Deason gives notice to us that he does not wish to extend the term or our Board of Directors (upon a unanimous vote of the directors, except for Mr. Deason) gives notice to Mr. Deason that it does not wish to extend the term.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. As of December 31, 2005, there have been no material changes in our interest rate market risk from June 30, 2005.
In the second quarter of fiscal year 2006, we entered into foreign exchange forward agreements to hedge the variability of our anticipated future cash flows resulting from fluctuations in the Mexican peso. We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our foreign exchange forward agreements. The foreign exchange risk is computed based on the market value of the forward agreements as affected by changes in the corresponding foreign exchange rates. The sensitivity analysis represents the hypothetical changes in the value of the foreign exchange forward agreements and does not reflect the offsetting gain or loss on the underlying exposure. As of December 31, 2005, a 10% increase in the levels of Mexican peso exchange rate against the U.S. dollar with all other variables held constant would have resulted in a decrease in the fair value of our foreign exchange forward agreements of approximately $2 million, while a 10% decrease in the levels of Mexican peso exchange rate against the U.S. dollar would have resulted in an increase in the fair value of our foreign exchange forward agreements of $2 million.
There have been no material changes in our other foreign currency exchange market risk from June 30, 2005.
For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2005. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were operating effectively as of December 31, 2005. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. We believe that the inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio but may also extend to the conduct of ACS SLS and Tier with respect to the bidding process for child support contracts in certain other states. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $11.6 million and $8.4 million in the second quarter of fiscal years 2006 and 2005, respectively, and $22.9 million and $18.6 million in the first six months of fiscal years 2006 and 2005, respectively, representing approximately 0.9% and 0.8% of our revenues for the second quarter of fiscal years 2006 and 2005, respectively, and 0.9% of our revenues for the first six months of both fiscal years 2006 and 2005. Our teaming arrangement with Tier also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 0.8% and 1% of our total revenues for the second quarter of fiscal years 2006 and 2005, respectively, and 0.8% and 1% of our total revenues for the first six months of fiscal years 2006 and 2005, respectively. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to the services rendered to

Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ, the SEC and DOL to produce documents in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. We anticipate that we may receive additional subpoenas for information in other Florida Workforce regions as a result of the AWI report issued in January 2004. During the second quarter of fiscal year 2006, we sold substantially all of our welfare-to-workforce services business. However, we retained the liabilities for this business which arose from activities prior to the date of closing, including the contingent liabilities discussed above.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors previously authorized three share repurchase programs totaling $1.75 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock; on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock, and on October 20, 2005, we announced that our Board of Directors authorized an incremental share repurchase program of up to $500 million of our Class A common stock. The programs, which were open-ended, allowed us to repurchase our shares on the open market from time to time in accordance with Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities, and purchases under these plans were funded from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our Existing Credit Facility. As of December 31, 2005, we had repurchased approximately 22.1 million shares at a total cost of approximately $1.1 billion and reissued 0.8 million shares for proceeds totaling $41.1 million to fund contributions to our employee stock purchase plan and 401(k) plan. These share repurchase plans were terminated on January 25, 2006 by our Board of Directors in contemplation of our tender offer, which was announced January 26, 2006.
Repurchase activity for the quarter ended December 31, 2005 is reflected in the table below. Please refer to the discussion above for the cumulative repurchases under our previous share repurchase programs.

				Maximum number (or
			Total number of	approximate dollar
			shares purchased as	value) of shares that
			part of publicly	may yet be purchased
	Total number of	Average price	announced plans or	under the plans or
Period	shares purchased	paid per share	programs	programs
Inception through September 30, 2005	19,914,514	$49.91	19,914,514	$256,010,038

October 1 - October 31, 2005	1,008,000	53.15	1,008,000	702,439,160
November 1 - November 30, 2005	831,000	53.63	831,000	657,875,063
December 1 - December 31, 2005	322,400	54.80	322,400	640,206,270

Total — Quarter ended December 31, 2005	2,161,400	53.58	2,161,400	640,206,270

Inception through December 31, 2005	22,075,914	$50.27	22,075,914	$640,206,270

Tender Offer
On January 26, 2006, we announced that our Board of Directors has authorized a modified “Dutch Auction” tender offer to purchase up to 55.5 million shares of our Class A common stock at a price per share not less than $56 and not greater than $63. The tender offer is expected to commence on or about February 9, 2006, and to expire on or about March 10, 2006, unless extended, and is expected to be funded with cash on hand and proceeds from the committed financing facilities. The number of shares proposed to be purchased in the tender offer represents approximately 47% of our currently outstanding Class A common stock. In the tender offer, our stockholders will have the opportunity to tender some or all of their shares at a price within the $56 to $63 per share range. Based on the number of shares tendered and the prices specified by the tendering stockholders, we will determine the purchase price per share by selecting the lowest per share price within the range that will enable us to buy 55.5 million shares, or such lesser number of shares that are properly tendered. All shares accepted in the tender offer will be purchased at the same price per share even if the stockholder tendered at a lower price. If stockholders tender more than 55.5 million shares at or below the purchase price per share, we will purchase the shares tendered by those stockholders on a pro rata basis, as will be specified in the offer to purchase that will be distributed to stockholders upon the commencement of the tender offer. Our intent is to purchase up to $3.5 billion of our shares in the offer. In the event the purchase price is less than the maximum of $63.00 per share and more than 55.5 million shares are tendered in the offer at or below the purchase price selected by us, we may exercise our right to purchase up to an additional 2% of our outstanding Class A shares without extending the offer, so that we repurchase up to $3.5 billion of our shares. Our directors and executive officers, including our Chairman, Darwin Deason, do not intend to tender shares pursuant to the offer. None of ACS, our Board of Directors, the dealer manager, the information agent or the depositary is making any recommendation to shareholders as to whether to tender or refrain from tendering their shares into the tender offer. Shareholders must decide how many shares they will tender, if any, and the price within the stated range at which they will tender their shares. The tender offer will not be contingent upon any minimum number of shares being tendered. The tender offer, however, will be subject to a number of conditions, including the receipt of financing as well as any applicable regulatory or other consents, all of which will be specified in the offer to purchase.
The information regarding our tender offer in this Form 10-Q is for informational purposes only and is not an offer to buy, or the solicitation of an offer to sell, any shares. The full details of the tender offer, including complete instructions on how to tender shares, along with the letter of transmittal and related materials, are expected to be mailed to stockholders promptly following commencement of the offer. Stockholders should carefully read the offer to purchase, the letter of transmittal and other related materials when they are available because they will contain important information. Stockholders may obtain free copies, when available, of the tender offer statement and other filed documents relating thereto that will be filed by the Company with the U.S. Securities and Exchange Commission at the Commission’s website at www.sec.gov or from the Company’s information agent to be appointed in connection with the offer. Stockholders are urged to read these materials carefully prior to making any decision with respect to the tender offer.
ITEM 5. OTHER INFORMATION
During the second quarter of fiscal year 2006 and in recognition of the significant expenditure of time by the members of the Special Committee of the Board of Directors in connection with the unsolicited offer to acquire 100% of the outstanding equity interests of the Company, the Board of Directors (with the members of the Special Committee abstaining) approved a one time payment of $75,000 to Joseph O’Neill, as chairman of the Special Committee, and one time payments of $60,000 each to Frank Rossi, J. Livingston Kosberg and Dennis McCuistion, the other members of the Special Committee. Such payment was made to these directors in January 2006.
In connection with the tender offer, Darwin Deason, the chairman of our Board of Directors, has entered into a voting agreement dated February 9, 2006 (the “Voting Agreement”) with us, in which he has agreed to limit his ability to cause the additional voting power he will hold as a result of the tender offer to affect the outcome of any matter submitted to the vote of our shareholders after consummation of the tender offer. Mr. Deason has agreed that to the extent his voting power immediately after the tender offer increases above the percentage amount of his voting power immediately prior to the tender offer (which is approximately 37% based on February 5, 2006 share data), Mr. Deason would cause the shares representing such additional voting power (the “Excess Voting Power”) to appear, not appear, vote or not vote at any meeting or pursuant to any consent solicitation in the same manner, and in proportion to, the votes or actions of all shareholders including Mr. Deason’s Class A and Class B Shares on a one-for-one vote basis (notwithstanding the ten-for-one vote of the Class B Shares).
The Voting Agreement will have no effect on shares representing the approximately 37% voting power of the Company held by Mr. Deason prior to the tender offer, which Mr. Deason will continue to have the right to vote in his sole discretion. The Voting Agreement also does not apply to any Class A shares that Mr. Deason may acquire after the tender offer through his exercise of stock options, open market purchases or in any future transaction that we may undertake. The Voting Agreement will only become effective if the tender offer closes. Other than as expressly set forth in the Voting Agreement, Mr. Deason continues to have the power to exercise all rights attached to the shares he owns, including the right to dispose of his shares and the right to receive any distributions thereon.
The Voting Agreement will terminate on the earlier of (i) the withdrawal or termination of the tender offer by the Company, (ii) the mutual agreement of the Company (authorized by not less than a majority of the vote of the then independent and disinterested directors) and Mr. Deason, (iii) the date on which the Excess Voting Power as calculated is reduced to zero as a result of acquisitions of shares by Mr. Deason after the tender offer or issuance of shares by the Company, (iv) the date on which all Class B shares are converted into Class A shares and (v) the date, prior to the expiration date of the tender offer, on which Mr. Deason gives notice to the Company of termination as a result of any litigation pending or threatened against the Company or Mr. Deason arising out of the tender offer or any events or circumstances relating thereto (provided that the Company shall be entitled to have the corresponding right to terminate or withdraw the tender offer under such circumstances).
A special committee of our Board of Directors, consisting of our four independent directors, will engage in good faith discussions with Mr. Deason to reach agreement on fair compensation to be paid to Mr. Deason for entering into the Voting Agreement within six months following the closing of the tender offer. However, whether or not Mr. Deason and our special committee are able to reach agreement on compensation to be paid to Mr. Deason, the Voting Agreement will remain in effect.
This summary description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the finalized version of the Voting Agreement, a copy of which is filed as an exhibit to this Form 10-Q.
ITEM 6. EXHIBITS
a.) Exhibits

Reference is made to the Index to Exhibits beginning on page 52 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of February, 2006.

AFFILIATED COMPUTER SERVICES, INC.
By:	/s/ Warren D. Edwards
Warren D. Edwards
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
2.1	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on September 11, 2003 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between Affiliated Computer Services, Inc. and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).

4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between Affiliated Computer Services, Inc. and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).

4.4	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.3)).

4.5	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.6	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.7	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.8	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.9	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

9.1*	Voting Agreement dated February 9, 2006 by and between Affiliated Computer Services, Inc. and Darwin Deason.

10.1†	Amendment No.1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004 (filed as Exhibit 4.6 to our Registration Statement on Form S-8, filed December 6, 2005 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
*Filed herewith.
†Management contract or compensatory plan or arrangement.