Form 10-Q
period 2006-03-31
AFFILIATED COMPUTER SERVICES INC
filed 2006-05-15
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	May 11, 2006
Class A Common Stock, $.01 par value	111,972,827
Class B Common Stock, $.01 par value	6,599,372

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	March 31,	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$174,877	$62,685
Accounts receivable, net	1,167,374	1,061,590
Prepaid expenses and other current assets	174,741	119,822
Assets held for sale	6,173	—

Total current assets	1,523,165	1,244,097

Property, equipment and software, net	818,247	677,241
Goodwill	2,395,320	2,334,655
Other intangibles, net	465,757	466,312
Other assets	185,254	128,533

Total assets	$5,387,743	$4,850,838

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$102,969	$62,788
Accrued compensation and benefits	158,390	175,782
Other accrued liabilities	445,449	471,577
Income taxes payable	5,267	2,310
Deferred taxes	25,552	34,996
Current portion of long-term debt	22,285	6,192
Current portion of unearned revenue	106,697	84,469

Total current liabilities	866,609	838,114

Senior Notes, net of unamortized discount	499,348	499,288
Other long-term debt	865,960	251,067
Deferred taxes	299,800	240,210
Other long-term liabilities	203,700	183,731

Total liabilities	2,735,417	2,012,410

Commitments and contingencies (See Notes 14 and 17)

Stockholders’ equity:
Class A common stock	1,404	1,379
Class B common stock	66	66
Additional paid-in capital	1,914,384	1,792,629
Accumulated other comprehensive loss, net	(15,983)	(10,910)
Retained earnings	2,291,392	2,016,197
Treasury stock at cost, 28,509 and 19,255 shares, respectively	(1,538,937)	(960,933)

Total stockholders’ equity	2,652,326	2,838,428

Total liabilities and stockholders’ equity	$5,387,743	$4,850,838

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenues	$1,314,455	$1,063,299	$3,972,959	$3,136,767

Cost of revenues:
Wages and benefits	643,651	452,794	1,904,659	1,320,612
Services and supplies	272,990	251,825	869,651	777,893
Rent, lease and maintenance	156,489	124,047	475,202	364,164
Depreciation and amortization	72,891	57,801	211,415	167,706
Other	20,303	4,893	32,061	13,038

Cost of revenues	1,166,324	891,360	3,492,988	2,643,413

Gain on sale of business	(2,717)	—	(32,482)	—
Other operating expenses	12,430	6,127	43,278	17,577

Total operating expenses	1,176,037	897,487	3,503,784	2,660,990

Operating income	138,418	165,812	469,175	475,777

Interest expense	14,967	3,688	40,428	10,512
Other non-operating (income) expense, net	589	(466)	(5,786)	(1,808)

Pretax profit	122,862	162,590	434,533	467,073

Income tax expense	44,986	47,924	159,337	162,105

Net income	$77,876	$114,666	$275,196	$304,968

Earnings per share:
Basic	$0.63	$0.90	$2.20	$2.38

Diluted	$0.62	$0.88	$2.17	$2.33

Shares used in computing earnings per share:

Basic	124,347	127,568	124,879	128,048

Diluted	126,319	130,229	126,806	131,081
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$275,196	$304,968

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,415	167,706
Stock-based compensation expense	25,364	—
Excess tax benefits from stock-based compensation arrangements	(17,302)	—
Tax benefit on stock options	—	20,612
Gain on sale of business	(32,482)	(70)
Provision for uncollectible accounts receivable	7,986	773
Deferred income tax expense	50,397	56,523
Asset impairments	14,450	—
Contract inducement amortization	11,627	10,086
Gain on investments	(5,441)	(1,860)
Loss on early extinguishment of long-term debt	4,104	—
Other non-cash activities	4,131	794
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(41,591)	(16,633)
Increase in prepaid expenses and other current assets	(15,399)	(17,660)
(Increase) decrease in other assets	5,959	(1,436)
Increase (decrease) in accounts payable	25,841	(14,606)
Decrease in accrued compensation and benefits	(20,387)	(28,557)
Decrease in other accrued liabilities	(106,214)	(49,217)
Increase in income taxes payable	32,837	3,774
Increase in unearned revenue	40,513	26,457
Increase (decrease) in other long-term liabilities	(2,544)	10,319

Total adjustments	193,264	167,005

Net cash provided by operating activities	468,460	471,973

Cash flows from investing activities:
Purchases of property, equipment and software, net	(290,108)	(170,185)
Payments for acquisitions, net of cash acquired	(155,229)	(213,322)
Additions to other intangible assets	(28,386)	(29,444)
Proceeds from divestitures, net of transaction costs	67,664	87
Intangible assets acquired in subcontract termination	(16,530)	—
Proceeds from investments	1,903	46
Purchases of investments	(25,456)	(6,604)
Proceeds received on notes receivable	—	425

Net cash used in investing activities	(446,142)	(418,997)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	3,334,917	1,341,163
Repayments of long-term debt	(2,759,272)	(1,342,456)
Proceeds from stock options exercised	82,010	28,868
Executive stock option settlement	(18,353)	—
Excess tax benefits from stock-based compensation arrangements	17,302	—
Purchase of shares in tender offer	(466,071)	—
Purchase of treasury shares	(115,804)	(131,121)
Proceeds from issuance of treasury shares	15,145	20,203

Net cash provided by (used in) financing activities	89,874	(83,343)

Net increase (decrease) in cash and cash equivalents	112,192	(30,367)
Cash and cash equivalents at beginning of period	62,685	76,899

Cash and cash equivalents at end of period	$174,877	$46,532

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
The financial information presented should be read in conjunction with our consolidated financial statements for the year ended June 30, 2005. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year. Prior period amounts have been reclassified to conform to current period presentation.
We present cost of revenues in our Consolidated Statements of Income based on the nature of the costs incurred. Substantially all these costs are incurred in the provision of services to our customers. The selling, general and administrative costs included in cost of revenues are not material and are not separately presented in the Consolidated Statements of Income.
Significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2005. For discussion of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
2. STOCK-BASED COMPENSATION
See Note 3 below for information concerning an ongoing internal investigation into our 1994 to date stock option grant practices. The information in this Note 2 is qualified by reference to the information set forth in Note 3 to the extent applicable.
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

	Three Months Ended	Nine Months Ended
	March 31, 2005	March 31, 2005
Net Income
As reported	$114,666	$304,968
Less: Pro forma cost of employee stock-based compensation plans, net of income taxes of $3,241 and $9,577, respectively	(5,759)	(17,074)

Pro forma	$108,907	$287,894

Basic earnings per share
As reported	$0.90	$2.38
Pro forma	$0.85	$2.25

Diluted earnings per share
As reported	$0.88	$2.33
Pro forma	$0.84	$2.21

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
The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $8 million and $25.4 million ($5.1 million and $16.7 million, net of deferred income tax benefits), or $0.04 and $0.13 per diluted share, in wages and benefits in the Consolidated Statements of Income for the three and nine months ended March 31, 2006, respectively. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total compensation cost related to non-vested awards not yet recognized at March 31, 2006 was approximately $83.3 million, which is expected to be recognized over a weighted average of 3.31 years.
In periods ending prior to July 1, 2005, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” However, for periods ending after July 1, 2005, pursuant to SFAS 123(R), the income tax benefits exceeding the recorded deferred income tax benefit and any pre-adoption “as-if” deferred income tax benefit from stock-based compensation awards (the excess tax benefits) are required to be reported in net cash provided by financing activities. For the nine months ended March 31, 2006, excess tax benefits from stock-based compensation awards of $17.3 million were reflected as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Consolidated Statements of Cash Flows, resulting in a net impact of zero on cash. In the prior year period, income tax benefits from the exercise of stock options of $20.6 million were reflected as an inflow in cash flows from operating activities in the Consolidated Statements of Cash Flows.
Under our 1997 Stock Incentive Plan (the “Stock Incentive Plan”), we originally reserved approximately 7.4 million shares of Class A common stock for issuance to key employees at exercise prices determined by the Board of Directors or designated committee thereof. In May 2000, February 2001, October 2001, July 2003, February 2005 and July 2005, the Board of Directors approved the additional allotment of approximately 1.7 million, 1.6 million, 4.1 million, 3.8 million, 2.7 million and 0.8 million shares, respectively, to the Stock Incentive Plan in accordance with the terms and conditions of the Stock Incentive Plan authorized by our shareholders pursuant to our November 14, 1997 Proxy Statement. Options granted under the Stock Incentive Plan to our current employees cannot exceed 12.8% of our issued and outstanding shares, and consequently, any share repurchases (as discussed in Notes 6 and 12) reduce the number of options to purchase shares that we may grant under the Stock Incentive Plan. Our 1988 Stock Option Plan (the “1988 Plan”), which originally reserved 12 million shares of Class A common stock for issuance, was discontinued for new grants during fiscal year 1998 and terminated (except for the exercise of then existing option grants as of September 1997) and subsequently, 3.2 million unissued shares expired. Generally, the options under each plan vest in varying increments over a five-year period, become exercisable as they vest (see discussion of amendment below) and expire ten years from the date of grant.
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
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model utilizing the assumptions noted below. The expected volatility of our stock price is based on historical monthly volatility over the expected term based on daily closing stock prices. The expected term of the option is based on historical employee stock option exercise behavior, the vesting term of the respective award and the contractual term. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option. The weighted-average fair value of options granted was $13.88 for the three months ended March 31, 2005 and $12.98 and $15.56 for the nine months ended March 31, 2006 and 2005, respectively. There were no option grants for the three months ended March 31, 2006. The weighted-average fair value of options granted has declined in the nine months ended March 31, 2006 compared to the prior year period due primarily to decreased volatility and expected term. The estimated fair value is not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following weighted-average assumptions were used to determine the fair value of grants. We issued no new grants in the third quarter of fiscal year 2006.

Nine Months ended
March 31, 2006
Expected volatility	22.20%
Expected term	4.21 years
Risk-free interest rate	3.49%
Expected dividend yield	0%
As discussed above, prior to the adoption of SFAS 123(R), we determined the fair value of grants for disclosure of pro forma stock-based compensation costs in accordance with SFAS 123. We used the following weighted-average assumptions to determine the fair value of grants:

	Three Months ended	Nine Months ended
	March 31, 2005	March 31, 2005
Expected volatility	22.95%	25.24%
Expected term	4.50 years	4.92 years
Risk-free interest rate	4.01%	3.97%
Expected dividend yield	0%	0%
The total intrinsic value of options exercised during the three and nine months ended March 31, 2006 was $41.1 million and $64.9 million, respectively, resulting in income tax benefits of $14.9 million and $23.5 million, respectively. In addition, we also recorded income tax benefits of $6.7 million in the first quarter of fiscal year 2006 related to the purchase of vested options from our former Chief Executive Officer (see Note 18 for further discussion). Of the total income tax benefit of $30.2 million for the nine months ended March 31, 2006, $17.3 million is reflected as excess tax benefits in net cash provided by financing activities in the Consolidated Statements of Cash Flows.
Option activity for the three and nine months ended March 31, 2006 is summarized as follows:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term	(in thousands)

Outstanding at December 31, 2005	13,746,960	$41.76

Granted	—	—
Exercised	(1,477,250)	34.67
Canceled	(316,100)	50.34

Outstanding as of March 31, 2006	11,953,610	$42.41	7.22	$206,247

Outstanding at June 30, 2005	15,356,700	$39.61

Granted	1,588,500	53.05
Exercised	(2,504,690)	32.81
Canceled (1)	(2,486,900)	41.57

Outstanding as of March 31, 2006	11,953,610	$42.41	7.22	$206,247

Vested and exercisable at March 31, 2006	4,037,160	$33.17	5.60	$106,946

(1)	Includes the purchase of 610,000 vested options and the cancellation of 640,000 unvested options related to the departure of our former Chief Executive Officer.

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
3. REVIEW OF STOCK OPTION GRANT PROCEDURES
As previously announced, we received a letter dated March 1, 2006 from the Securities and Exchange Commission (the “SEC”) informing us that the SEC had begun an informal investigation into stock option grants made by us from October 1998 through March 2005. We are cooperating with the SEC in connection with its investigation.
At the direction of our Board of Directors, in response to the informal SEC investigation noted above, we have commenced an internal investigation through our regular outside counsel into our historical stock option practices from 1994 to the present under our stock option plans in effect during this period, including a review of our underlying option grant documentation and procedures. Our internal investigation is ongoing and not complete as of the date of this filing.
As explained more fully below, during our entire history as a public company, our regular and special compensation committees have generally utilized unanimous written consents signed by all members of the applicable committee ratifying their prior verbal approvals of option grants to senior executives or options to be granted in connection with significant acquisitions. We believe the prior verbal approvals of the committee members generally occurred contemporaneously with the legal effective date specified in the unanimous written consent of the committee members. Our legal counsel has advised us that our written consent process with deemed effective dates is valid under Delaware corporate law and our stock option plans. However, we have determined, in consultation with our independent registered public accounting firm, that although the option grants are legally valid and enforceable as of the effective date set forth in the unanimous consents, the proper measurement date, for accounting purposes only, may differ from the legal effective date.
Historically, we have granted stock options principally utilizing a process whereby our compensation committee or special compensation committee, as applicable, would approve stock option grants through unanimous written consents with specified effective dates that generally preceded the date on which the consents had been executed by all members of the applicable compensation committee. In connection with option grants to senior executives, the historical practice was for our chairman, who during periods prior to September 2003 was also a member of our compensation committee, to engage, on a generally contemporaneous basis with the effective date specified in the written consent, in individual telephonic discussions with each of the members of the applicable compensation committee, during which the committee member would indicate his approval of the option grants in question. In connection with significant acquisitions, our historical practice was for the Board of Directors (including members of the applicable compensation committee) to consider during board meetings convened for the purpose of approving an acquisition the proposed stock option component that would be designated to an acquisition target’s management team, with a unanimous written consent of the applicable compensation committee to follow at a later time with a specified effective date for the option grants in question.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Based on our option grant procedures, we have historically considered the effective date specified in the written consents by the applicable compensation committee as the accounting measurement date for determining stock-based compensation expense under APB 25 and SFAS 123(R). However, we have determined, in consultation with our independent registered public accounting firm, that the proper accounting measurement date for stock option awards cannot precede the date on which the grants were approved through the execution of written consents or through a valid meeting of the applicable compensation committee. Notwithstanding our accounting determination noted above, we believe that (i) our historical written consent effective date process is permitted under our current and predecessor stock option plans and Delaware corporate law, (ii) we have consistently followed this process in prior accounting periods, and (iii) the grants in question had been verbally discussed and approved by each of the members of the applicable compensation committee generally on a contemporaneous basis with the specified effective date of those grants.
Accordingly, based on the preliminary results of our review of our historical stock option practices, including our underlying option grant documentation and procedures, and the initial findings of our internal investigation (which is ongoing and not complete as of the date of this filing), we have determined that the estimated cumulative pretax stock-based compensation charge resulting from revised measurement dates is approximately $32 million ($21 million, net of income tax) at June 30, 2005. Based on this preliminary estimate, had this estimated compensation charge been reflected, as and when incurred, in our results of operations in prior years, the impact on net income for fiscal years ended June 30, 2001, 2002, 2003, 2004 and 2005 would have been a reduction of 1.9%, 1.6%, 1.5%, 0.7%, and 0.7%, respectively. The potential impact of this estimated compensation charge for the fiscal years ended June 30, 2006 and beyond is estimated to be immaterial based on currently available information. There would be no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge. This estimated stock-based compensation charge relates to certain of the option grants covering approximately 23 million common shares (after giving effect to forfeitures of option grants covering approximately 7 million common shares) issued by us subsequent to our initial public offering in 1994 and through June 30, 2005. During this same period, we recorded a cumulative pretax profit of approximately $3.2 billion ($2.0 billion, net of income tax).
Our internal investigation is ongoing and not complete as of the date of this filing, therefore, should additional information become available, our preliminary estimate of stock-based compensation could change. Accordingly, once our internal investigation is completed, we will conclude as to whether the cumulative stock-based compensation charge will be recorded in our fourth quarter of fiscal year 2006 or will result in a restatement of prior period financial statements. Based on the current estimate of the stock-based compensation charge, we do not believe that restatement of prior period financial information will be required.
In conjunction with this investigation, we are also evaluating whether any previously deducted compensation related to exercised stock options may be non-deductible under Section 162(m) of the Internal Revenue Code. In that event, we may be required to pay additional taxes and interest associated with previous compensation deductions in connection with such exercised stock options and we may lose additional deductions in future periods. We currently estimate that the amount of any lost tax deductions claimed on previously filed income tax returns will not be material to our consolidated results of operations or financial position, although we have not finalized our assessment of this matter.
Notwithstanding the above-referenced accounting determination, based on the initial findings of our internal investigation (which is ongoing and not complete as of the date of this filing), we do not believe that any director or officer of the Company has engaged in the intentional backdating of stock option grants in order to achieve a more advantageous exercise price.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. ACQUISITIONS
In December 2005, we completed the acquisition of the Transport Revenue division of Ascom AG (“Ascom”), a Switzerland based communications company. Ascom consists of three business units — fare collection, airport parking solutions and toll collection with office locations across nine countries. The transaction was valued at approximately $100.5 million plus related transaction costs and was funded from borrowings under our Prior Facility (as defined in Note 11). The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $234.1 million and assumed liabilities of $133.6 million. We recorded goodwill of $70.7 million, approximately 31% of which is deductible for income tax purposes, and intangible assets of $1.3 million. The $1.3 million of intangible assets is attributable to customer relationships, non-compete agreements and patents with weighted average useful lives of approximately 8 years. We believe this acquisition launches us into the international transportation services industry and will expand our portfolio in the transit and parking payment markets and adds toll collection customers to our existing customer base. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, December 1, 2005.
In July 2005, we completed the acquisition of LiveBridge, Inc. (“LiveBridge”), a customer care service provider primarily serving the financial and telecommunications industries. The transaction was valued at approximately $32 million plus a working capital adjustment of $2.5 million, excluding contingent consideration of up to $32 million based upon future financial performance and was funded from cash on hand and borrowings under our Prior Facility. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $42 million and assumed liabilities of $7.5 million. We recorded goodwill of $11.5 million, 49% of which is deductible for income tax purposes, and intangible assets of $12.9 million. The $12.9 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 6 years. We believe this acquisition will expand our customer care service offerings in the finance and telecommunications industries and will extend our global capabilities and operations by adding the LiveBridge operational centers in Canada, India and Argentina. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 1, 2005.
We completed one small acquisition in our Government segment in the third quarter of fiscal year 2006.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
5. SALE OF GOVERNMENT WELFARE-TO-WORKFORCE SERVICES BUSINESS
In December 2005, we completed the divestiture of substantially all of our Government welfare-to-workforce services business to Arbor E&T, LLC (“Arbor”), a wholly owned subsidiary of ResCare, Inc., for approximately $69 million, less transaction costs. The proceeds were collected in the third quarter of fiscal year 2006. The Government welfare-to-workforce services business is no longer strategic or core to our operating philosophy. This divestiture allows us to focus on our technology-enabled business process outsourcing and information technology outsourcing service offerings. Assets sold were approximately $29.1 million and liabilities assumed by Arbor were approximately $0.2 million, both of which were included in the Government segment. We retained the net working capital related to the welfare-to-workforce services business. We recognized a pretax gain of $29.8 million ($17.9 million, net of income tax) in the second quarter of fiscal year 2006 and $2.7 million ($1.6 million, net of income tax) in the third quarter of fiscal year 2006, upon the assignment of certain customer contracts during the quarter. Approximately $3.5 million of the consideration relates to certain customer contracts whose assignment to Arbor was not complete as of March 31, 2006, and is reflected as deferred proceeds in other accrued liabilities in our Consolidated Balance Sheet as of March 31, 2006. We expect to complete the transfer of these remaining contracts to Arbor by the end of fiscal year 2006 upon receipt of customer consents. The after tax proceeds from the divestiture were generally used for general corporate purposes.

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
Revenues from the divested business were $2.9 million and $51.3 million for the three months ended March 31, 2006 and 2005, respectively, and $104 million and $164.6 million for the nine months ended March 31, 2006 and 2005, respectively. Operating income from the divested business, excluding the gain on sale, was $0.1 million and $5.3 million for the three months ended March 31, 2006 and 2005, respectively, and $6.4 million and $16.2 million for the nine months ended March 31, 2006 and 2005, respectively.
6. TENDER OFFER
On January 26, 2006, we announced that our Board of Directors authorized a modified “Dutch Auction” tender offer to purchase up to 55.5 million shares of our Class A common stock at a price per share not less than $56 and not greater than $63 (the “Tender Offer”). The Tender Offer commenced on February 9, 2006, and expired on March 17, 2006 (as extended), and was funded with proceeds from the Term Loan Facility (defined below). Our directors and executive officers, including our Chairman, Darwin Deason, did not tender shares pursuant to the Tender Offer. The number of shares purchased in the Tender Offer was 7,365,110 shares of Class A common stock at an average price of $63 per share plus transaction costs, for an aggregate purchase amount of $475.9 million. As of March 31, 2006, 3,371 of the shares purchased in the Tender Offer were retired and the remaining shares purchased in the Tender Offer, with an aggregate purchase amount of $475.7 million (including transaction costs), were reported in treasury stock as of March 31, 2006 and retired in April 2006.
Prior to the Tender Offer, Darwin Deason, our Chairman of our Board of Directors, held approximately 36.7% of the total outstanding voting power of the Company through his ownership of Class A shares (which have one vote per share) and Class B shares (which have ten votes per share). Mr. Deason did not tender any of the Class A shares held by him in connection with the Tender Offer. As a result of the Tender Offer, Mr. Deason’s voting power increased from 36.7% to approximately 38.2% of the total outstanding voting power of the Company.
However, Mr. Deason entered into a Voting Agreement with the Company dated February 9, 2006 (the “Voting Agreement”) in which he agreed to limit his ability to cause the additional voting power he would hold as a result of the Tender Offer to affect the outcome of any matter submitted to the vote of the shareholders of the Company after consummation of the Tender Offer. Mr. Deason agreed that to the extent his voting power immediately after the Tender Offer increased above the percentage amount of his voting power immediately prior to the Tender Offer (such increase is approximately 1.5%), Mr. Deason would cause the shares representing such additional voting power (the “Excess Voting Power”) to appear, not appear, vote or not vote at any meeting or pursuant to any consent solicitation in the same manner, and in proportion to, the votes or actions of all shareholders including Mr. Deason whose Class A and Class B shares shall, solely for the purpose of proportionality, be counted on a one for one vote basis (even though the Class B shares have ten votes per share).
The Voting Agreement will have no effect on shares representing the approximately 36.7% voting power of the Company held by Mr. Deason prior to the Tender Offer, which Mr. Deason will continue to have the right to vote in his sole discretion. The Voting Agreement also does not apply to any Class A shares that Mr. Deason may acquire after the Tender Offer through his exercise of stock options, open market purchases or in any future transaction that we may undertake. Other than as expressly set forth in the Voting Agreement, Mr. Deason continues to have the power to exercise all rights attached to the shares he owns, including the right to dispose of his shares and the right to receive any distributions thereon.
The Voting Agreement will terminate on the earliest of (i) the mutual agreement of the Company (authorized by not less than a majority of the vote of the then independent and disinterested directors) and Mr. Deason, (ii) the date on which Mr. Deason ceases to hold any Excess Voting Power, as calculated in the Voting Agreement, or (iii) the date on which all Class B shares are converted into Class A shares.
A special committee of the Board of Directors, consisting of our four independent directors, will engage in good faith discussions with Mr. Deason to reach agreement on fair compensation to be paid to Mr. Deason for entering into the Voting Agreement within six months following the closing of the Tender Offer. However, whether or not Mr. Deason and our special committee are able to reach agreement on compensation to be paid to Mr. Deason, the Voting Agreement will remain in effect.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
This summary of the Voting Agreement is qualified in its entirety by the terms of the Voting Agreement, which is filed as an exhibit hereto.
7. RESTRUCTURING AND OTHER ACTIVITIES
During the second quarter of fiscal year 2006, and in connection with our new executive leadership, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we initiated certain restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions. We estimate a total of 2,100 employees will be involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions will be migrated to lower cost markets. As of March 31, 2006, approximately 900 employees had been involuntarily terminated. We anticipate the costs savings related to these involuntary terminations will be approximately $29 million of wages and benefits per year beginning in fiscal year 2007; however, some of the cost savings from these involuntary terminations will be reinvested in subject matter experts, project management talent and sales personnel as we look to further promote those lines of businesses that reflect the most potential for growth. We expect that our assessment activities will be two-thirds complete by the end of the fourth quarter of fiscal year 2006, which may result in further restructuring and related charges, the amount and timing of which cannot be determined at this time.
In our Commercial segment, we began an assessment of the cost structure of our global production model, particularly our offshore processing activities. We identified offshore locations in which our labor costs are no longer competitive or where the volume of work processed by the site no longer justifies retaining the location, including one of our Mexican facilities. In connection with this assessment, we recorded a restructuring charge for involuntary termination of employees related to the closure of those duplicative facilities of $1.6 million and $6.0 million for the three and nine months ended March 31, 2006, respectively, which is reflected in wages and benefits in our Consolidated Statements of Income, and $1.4 million and $1.7 million for the three and nine months ended March 31, 2006, respectively, for impairments of duplicative technology equipment and facility costs, facility shutdown and other costs, which are reflected as part of total operating expenses in our Consolidated Statements of Income. We expect these activities will consolidate our global production activities and enhance our competitive position.
In our Government segment, we began an assessment of our competitive position, evaluated our market strategies, and the technology used to support certain of our service offerings. We began to implement operating practices that we utilize in our Commercial segment, including leveraging our proprietary workflow technology and implementing activity-based-compensation, which is expected to reduce our operating costs and enhance our competitive position. In connection with these activities, we recorded a restructuring charge for involuntary termination of employees of $0.7 million and $1 million for the three and nine months ended March 31, 2006, which is reflected in wages and benefits in our Consolidated Statements of Income, $0.3 million and $1.7 million for the three and nine months ended March 31, 2006 for asset impairment and other charges, principally for duplicative software as a result of recent acquisition activity, and is reflected in total operating expenses in our Consolidated Statements of Income. As discussed earlier, we completed the sale of substantially all of our welfare-to-workforce services business, which allows us to focus on our technology-enabled business process outsourcing and information technology outsourcing service offerings.
In our Corporate segment, we determined that the costs related to the ownership of a corporate aircraft outweighed the benefits to the Company. We recorded an asset impairment charge of $4.4 million in the nine months ended March 31, 2006 related to the corporate aircraft, which is reflected in other operating expenses in our Consolidated Statements of Income, in connection with its classification as held for sale. In March 2006, we entered into a letter of intent to sell the corporate aircraft for approximately $4 million, less transaction costs. We expect the transaction to be completed during the fourth quarter of fiscal year 2006.
The following table summarizes activity for the accrual for involuntary termination of employees for the three and nine ended March 31, 2006 (in thousands):

Balance at December 31, 2005	$2,783
Accrual recorded	2,348
Payments	(1,860)

Balance at March 31, 2006	$3,271

Balance at June 30, 2005	$—
Accrual recorded	7,019
Payments	(3,748)

Balance at March 31, 2006	$3,271

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The March 31, 2006 accrual for involuntary termination of employees is expected to be paid in the fourth quarter of fiscal year 2006 from cash flows from operating activities.
As part of our acquisition of the human resources consulting and outsourcing business of Mellon Financial Corporation (the “Acquired HR Business”) in the fourth quarter of fiscal year 2005, we recorded $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the first nine months of fiscal year 2006, $11.7 million in involuntary employee termination payments have been made and charged against accrued compensation. As of March 31, 2006, the balance of the related accrual was $8.7 million and is expected to be paid by the end of the first quarter of fiscal year 2007 from cash flows from operating activities.
8. ASSETS HELD FOR SALE
At March 31, 2006, we classified as assets held for sale certain customer contracts in our Government welfare-to-workforce services business whose transfer to Arbor was not complete as of March 31, 2006 (see Note 5). In addition, as part of our restructuring activities to reduce costs, in the second quarter of fiscal year 2006, we classified the fair value of our corporate aircraft as held for sale (see Note 7). During the nine months ended March 31, 2006, we recognized an impairment loss in other operating expenses of $4.4 million related to our corporate aircraft. The following table sets forth the assets included in assets held for sale as of March 31, 2006 (in thousands):

Assets held for sale

Intangible assets related to welfare-to-workforce services business, net	$906
Goodwill related to welfare-to-workforce services business	1,567
Corporate aircraft	3,700

Total assets held for sale	$6,173

9. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended March 31, 2006 are as follows (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2005	$1,217,727	$1,116,928	$2,334,655
Acquisition activity	5,065	73,352	78,417
Divested business	—	(16,185)	(16,185)
Assets held for sale	—	(1,567)	(1,567)

Balance as of March 31, 2006	$1,222,792	$1,172,528	$2,395,320

Goodwill activity for the first nine months of fiscal year 2006 was primarily due to the acquisition of Ascom and LiveBridge (see Note 4), offset by the sale of our Government welfare-to-workforce services business (see Note 5). Approximately $2 billion, or 79.8%, of the original gross amount of goodwill recorded is deductible for income tax purposes.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following information relates to our other intangible assets (in thousands):

	March 31, 2006		June 30, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Acquired customer-related intangibles	$364,379	$(95,424)	$377,314	$(76,515)
Customer-related intangibles	215,777	(83,548)	175,571	(74,336)
All other	15,052	(5,367)	12,708	(3,318)

Total	$595,208	$(184,339)	$565,593	$(154,169)

Unamortized intangible assets:
Title plant	$51,045		$51,045
Trade name	3,843		3,843

Total	$54,888		$54,888

Aggregate Amortization:
For the quarter ended March 31, 2006			$17,613
For the quarter ended March 31, 2005			14,018

For the nine months ended March 31, 2006			53,714
For the nine months ended March 31, 2005			41,270

Estimated amortization for the years ended June 30,
2006			$73,760
2007			68,614
2008			65,625
2009			56,762
2010			44,112
Aggregate amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $4.0 million and $3.8 million for the three months ended March 31, 2006 and 2005, respectively, and $11.6 million and $10.1 million for the nine months ended March 31, 2006 and 2005, respectively, is recorded as a reduction of related contract revenue. Amortization expense includes approximately $8.8 million and $6.9 million for acquired customer-related intangibles for the three months ended March 31, 2006 and 2005, respectively, and $28 million and $19.8 million for the nine months ended March 31, 2006 and 2005, respectively. Amortized intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 10 years. The amortization period for all other intangible assets, including trademarks, ranges from 3 to 20 years, with a weighted average of approximately 6 years. In the third quarter of fiscal year 2006, we recorded an asset impairment charge of $8.4 million related to a human resources client.
During the first nine months of fiscal year 2006, we acquired intangible assets of $16.5 million with a weighted average useful life of approximately 8 years in connection with the termination of a subcontractor arrangement.
10. PENSION AND OTHER POST-EMPLOYMENT PLANS
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
Net periodic benefit cost
The following table provides the components of net periodic benefit cost for the three and nine months ended March 31, 2006 (in thousands):

	Three Months ended		Nine Months ended
	March 31, 2006		March 31, 2006
	U.S. Plan	Non-U.S. Plans	U.S. Plan	Non-U.S. Plans
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$1,035	$1,140	$1,380	$3,705
Interest cost	30	1,024	40	3,351
Expected return on assets	(45)	(1,096)	(60)	(3,541)
Amortization of prior service cost	60	—	80	—

Net periodic benefit cost for defined benefit plans	$1,080	$1,068	$1,440	$3,515

We made contributions to the pension plans of approximately $3.4 million in the first nine months of fiscal year 2006. We expect to contribute between $7.2 million and $8.1 million to our pension plans in fiscal year 2006.
11. CREDIT AGREEMENT
On March 20, 2006, we entered into a Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”). The Credit Facility provides for a senior secured term loan facility of $800 million, with the ability to increase it by up to $3 billion, under certain circumstances (the “Term Loan Facility”) and a senior secured revolving credit facility of $1 billion with the ability to increase it by up to $750 million (the “Revolving Facility”), each of which is described more fully below. At the closing of the Credit Facility, we and certain of our subsidiaries jointly borrowed approximately $800 million under the Term Loan Facility and approximately $93 million under the Revolving Facility. We used the proceeds of the Term Loan Facility to (i) refinance approximately $278 million in outstanding indebtedness under our 5-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 27, 2004 (the “Prior Facility”), (ii) finance the purchase of shares of our Class A common stock tendered in the Company’s “Dutch Auction” tender which expired March 17, 2006 (as extended) and (iii) for the payment of transaction costs, fees and expenses related to the Credit Facility and Dutch Auction. As a result of the refinancing of the Prior Facility, we wrote off approximately $4.1 million in debt issue costs, which was included in other non-operating (income) expense, net. A portion of the proceeds of the Revolving Facility were used to refinance approximately $73 million in outstanding indebtedness under the Prior Facility. The remainder of the proceeds of the Revolving Facility will be used for working capital purposes. In addition, approximately $114 million of letters of credit were issued under the Credit Facility to replace letters of credit outstanding under the Prior Facility. The Prior Facility was terminated on March 20, 2006.
Amounts borrowed under the Term Loan Facility mature on March 20, 2013, and will amortize in quarterly installments in an aggregate annual amount equal to 1% of the aggregate principal amount of the loans advanced, with the balance payable on the final maturity date. Interest on the outstanding balances under the Term Loan Facility is payable, at our option, at a rate equal to the Applicable Margin (as defined in the Credit Facility) plus the fluctuating Base Rate (as defined in the Credit Facility), or at the Applicable Margin plus the current LIBOR (as defined in the Credit Facility). The borrowing rate on the Term Loan Facility at March 31, 2006 was 6.28%.
Proceeds borrowed under the Revolving Facility will be used as needed for general corporate purposes. Amounts under the Revolving Facility are available on a revolving basis until the maturity date of March 20, 2012. The Revolving Facility allows for borrowings up to the full amount of the revolver in either U.S. Dollars or Euros. Up to the U.S. dollar equivalent of $200 million may be borrowed in other currencies, including Sterling, Canadian Dollars, Australian Dollars, Yen, Francs, Drones and New Zealand Dollars. Portions of the Revolving Facility are available for issuances of up to the U.S. dollar equivalent of $700 million of letters of credit and for borrowings of up to the U.S. dollar equivalent of $150 million of swing loans. Interest on outstanding balances under the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revolving Facility is payable, at our option, at a rate equal to the Applicable Margin plus the fluctuating Base Rate, or at the Applicable Margin plus the current LIBOR for the applicable currency. The current interest rate payable under the Revolving Facility at March 31, 2006 ranges from 2.39% to 3.89%, depending upon the currency of the outstanding borrowings.
The Credit Facility includes an uncommitted accordion feature of up to $750 million in the aggregate allowing for future incremental borrowings under the Revolving Facility, which may be used for general corporate purposes. The Credit Facility also includes an additional uncommitted accordion feature of up to $3 billion allowing for future incremental borrowings under the Term Loan Facility which may be used to fund additional purchases of our equity securities or for extinguishment of our existing $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively, the “Senior Notes”).
Obligations under the Credit Facility are guaranteed by us and substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (but only to the extent such guarantees would not result in materially adverse tax consequences). In addition, Credit Facility obligations are secured under certain pledge agreements by (i) a first priority perfected pledge of all notes owned by us and the guarantors and the capital stock of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (subject to certain exceptions, including to the extent the pledge would give rise to additional SEC reporting requirements for our subsidiaries or result in materially adverse tax consequences), and (ii) a first priority perfected security interest in all other assets owned by us and the guarantors, subject to customary exceptions. As required under the indentures governing our outstanding Senior Notes, we have granted equal and ratable liens in favor of the holders of the Senior Notes in all assets discussed above other than the accounts receivable of the Company and our subsidiaries.
Among other fees, we will pay a commitment fee (payable quarterly) based on the amount of unused commitments under the Revolving Facility (not including the uncommitted accordion feature discussed above). The commitment fee payable at March 31, 2006 was 0.375% of the unused commitment. We also pay fees with respect to any letters of credit issued under the Credit Facility. Letter of credit fees at March 31, 2006 were 1.25% of the currently issued and outstanding letters of credit.
The Credit Facility contains customary covenants, including but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, make certain restricted payments, or sell or transfer assets. The Credit Facility also limits the Company’s and our subsidiaries’ ability to incur additional indebtedness. In addition, based upon the total amount advanced under the Term Loan Facility at March 31, 2006, we may not permit our consolidated total leverage ratio to exceed 4.00 to 1.00, nor permit our consolidated senior leverage ratio to exceed 3.00 to 1.00, nor permit our consolidated interest coverage ratio to be less than 4.50 to 1.0 during specified periods.
Upon the occurrence of certain events of default, our obligations under the Credit Facility may be accelerated and the lending commitments under the Credit Facility terminated. Such events of default include, but are not limited to, payment default to lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults with respect to indebtedness or guaranty obligations, voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, or change of control of the Company. As of the date of this filing, we were in compliance with the covenants of both our Credit Facility and our Senior Notes.
12. EQUITY
Our Board of Directors previously authorized three share repurchase programs totaling $1.75 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock; on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock, and on October 20, 2005, we announced that our Board of Directors authorized an incremental share repurchase program of up to $500 million of our Class A common stock. These share repurchase plans were terminated on January 25, 2006 by our Board of Directors in contemplation of our Tender Offer, which was announced January 26, 2006 and expired March 17, 2006 (see Note 6). The programs, which were open-ended, allowed us to repurchase our shares on the open market from time to time in accordance with Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities, and purchases under these plans were funded from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our Prior Facility (as defined in Note 11). As of March 31, 2006, we had repurchased approximately 22.1 million shares at a total cost of approximately $1.1 billion and reissued 0.9 million shares for proceeds totaling $46.5 million to fund contributions to our employee stock purchase plan and 401(k) plan.

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
The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net income	$77,876	$114,666	$275,196	$304,968
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,703)	(1,150)	(6,314)	3,461
Amortization of unrealized loss on hedging instruments (net of income tax of $0.2 million and $0.7 million, respectively)	397	—	1,192	—
Unrealized gains and losses on foreign exchange forward agreements (net of income tax of $(0.1) million and $0, respectively)	(228)	—	49	—

Comprehensive income	$75,342	$113,516	$270,123	$308,429

The unrealized loss on hedging instruments relates to interest rate hedges, which were settled in June 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of our Senior Notes. The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) is reflected in accumulated other comprehensive loss, and will be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. During the three and nine months ended March 31, 2006, we amortized approximately $0.6 million and $1.9 million, respectively, to interest expense.
The following table represents the components of accumulated other comprehensive loss at March 31, 2006 and June 30, 2005 (in thousands):

	As of	As of
	March 31, 2006	June 30, 2005
Foreign currency gains (losses)	$(5,435)	$879
Unrealized loss on hedging instruments, net	(10,597)	(11,789)
Unrealized gains on foreign exchange forward agreements, net	49	—

Total	$(15,983)	$(10,910)

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We hedge the variability of a portion of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of March 31, 2006, the notional amount of these agreements totaled 186 million pesos ($16.8 million) and expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. As of March 31, 2006, the unrealized gain on these foreign exchange forward agreements, reflected in accumulated other comprehensive loss, was not material.
As part of the ASCOM acquisition, we acquired foreign exchange forward agreements related to our French operation’s Euro foreign exchange exposure related to their Canadian dollar and United States dollar revenues. These agreements do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, we recorded a gain on hedging instruments of $0.7 million and $0.8 million for the three and nine months ended March 31, 2006 in other non-operating (income) expense, net in our Consolidated Statements of Income. As of March 31, 2006, the notional amount of these agreements totaled 36.4 million Canadian dollars and $4.5 million, and a liability was recorded for the related fair value of approximately ($4.7 million).
15. EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Numerator:
Income available to common stockholders	$77,876	$114,666	$275,196	$304,968

Denominator:
Weighted average shares outstanding (basic)	124,347	127,568	124,879	128,048
Effect of dilutive securities:
Stock options	1,972	2,661	1,927	3,033

Total potential common shares	1,972	2,661	1,927	3,033

Denominator for earnings per share assuming dilution	126,319	130,229	126,806	131,081

Earnings per share (basic)	$0.63	$0.90	$2.20	$2.38

Earnings per share assuming dilution	$0.62	$0.88	$2.17	$2.33

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. Options to purchase approximately 3,347,000, and 473,000 shares of common stock during the three months ended March 31, 2006 and 2005, respectively, and approximately 5,461,000 and 214,000 shares of common stock during the nine months ended March 31, 2006 and 2005, respectively, were outstanding during the three and nine months ended March 31, 2006 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price during the period.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
16. SEGMENT INFORMATION
The following is a summary of certain financial information by reportable segment (in thousands):

	Commercial	Government	Corporate	Consolidated

Three months ended March 31, 2006
Revenues(a)	$790,278	$524,177	$—	$1,314,455
Operating expenses (excluding depreciation and amortization and gain on sale of business) (b)	676,697	405,602	23,564	1,105,863
Gain on sale of business	—	(2,717)	—	(2,717)
Depreciation and amortization	49,340	23,196	355	72,891

Operating income	$64,241	$98,096	$(23,919)	$138,418

Three months ended March 31, 2005
Revenues (a)	$538,153	$525,146	$—	$1,063,299
Operating expenses (excluding depreciation and amortization) (b)	422,330	403,655	13,701	839,686
Depreciation and amortization	35,850	21,503	448	57,801

Operating income	$79,973	$99,988	$(14,149)	$165,812

Nine months ended March 31, 2006
Revenues (a)	$2,341,050	$1,631,909	$—	$3,972,959
Operating expenses (excluding depreciation and amortization and gain on sale of business) (b)	1,964,080	1,277,377	83,394	3,324,851
Gain on sale of business	—	(32,482)	—	(32,482)
Depreciation and amortization	141,970	68,283	1,162	211,415

Operating income	$235,000	$318,731	$(84,556)	$469,175

Nine months ended March 31, 2005
Revenues (a)	$1,517,559	$1,619,208	$—	$3,136,767
Operating expenses (excluding depreciation and amortization) (b)	1,186,601	1,268,201	38,482	2,493,284
Depreciation and amortization	104,802	61,465	1,439	167,706

Operating income	$226,156	$289,542	$(39,921)	$475,777

(a)	Revenues in our Government segment include revenues from operations divested of $2.9 million and $104.3 million for the three and nine months ended March 31, 2006, respectively, and $51.3 million and $165.1 million for the three and nine months ended March 31, 2005, respectively.

(b)	Corporate operating expenses for the three and nine months ended March 31, 2006 include $8 million and $25.4 million, respectively, of stock-based compensation expense pursuant to SFAS 123(R) and $0 for both the three and nine months ended March 31, 2005 under our previous accounting method, APB 25.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
17. COMMITMENTS AND CONTINGENCIES
On March 3, 2006 we received notice from the Securities and Exchange Commission that it is conducting an informal investigation into certain stock option grants made by us from October 1998 through March 2005. We are responding to the SEC’s request for information and cooperating in the informal investigation. We were advised in the SEC’s notice of the investigation that the SEC’s request should not be construed as an indication by the SEC or its staff that any violations of law have occurred; and nor should the request be considered an adverse reflection upon any person, entity or security. At the direction of our Board of Directors, in response to the informal SEC investigation noted above, we have commenced an internal investigation through our regular outside counsel into our historical stock options practices from 1994 to the present under our stock option plans in effect during this period, including a review of our underlying option grant documentation and procedures. Our internal investigation is ongoing and not complete as of the date of this filing.
Notwithstanding the accounting determination described in Note 3, based on the initial findings of our internal investigation, we do not believe that any director or officer of the Company has engaged in the intentional backdating of stock option grants in order to achieve a more advantageous exercise price.
On April 7, 2006 a shareholder derivative lawsuit was filed in Dallas County District Court naming us as a nominal defendant and naming all of our directors, other than Lynn Blodgett, as defendants. Jeffrey A. Rich, a former director and officer, was also named as a defendant. The lawsuit alleges breaches of fiduciary duties and unjust enrichment related to stock option grants to certain executive officers during the period from 1996 through 2002 and related to our purchase of vested stock options from Mr. Rich in connection with Mr. Rich’s resignation as our chief executive officer in September 2005 (see Note 18). We have also been notified that the same law firm representing the plaintiff in this case has filed a duplicate lawsuit in Dallas County District Court. It appears that the only difference in the two cases is that the plaintiff in the first case is not a resident of Texas and the plaintiff in the second case may be a Texas resident. We initially removed the first case to Federal District Court in Dallas; however, that case has now been remanded to Dallas County District Court. We expect that the two cases will be consolidated in Dallas County District Court. We do not believe the claims in either case have merit and we intend to vigorously defend the cases.
On May 2, 2006 a shareholder derivative lawsuit was filed in the Chancery Court of Delaware (New Castle County) naming us as a nominal defendant and naming our directors, other than Livingston Kosberg, Dennis McCuistion and Lynn Blodgett, as defendants. Jeffrey A. Rich, a former director and officer, was also named as a defendant. The lawsuit alleges breaches of fiduciary duties and unjust enrichment related to stock option grants to certain executive officers during the period from 1998 through mid-2002. We do not believe the claims in this case have merit and we intend to vigorously defend this case.
We and one of our Canadian subsidiaries, ACS Public Sector Solutions, Inc., received a summons issued February 15, 2006 by the Alberta Department of Justice requiring us and our subsidiary to answer a charge of a violation of a Canadian Federal law which prohibits giving, offering or agreeing to give or offer any reward, advantage or benefit as consideration for receiving any favor in connection with a business relationship. The charge covers the period from January 1, 1998 through June 4, 2004 and references the involvement of certain Edmonton, Alberta police officials. Two Edmonton police officials have been separately charged for violation of this law. The alleged violation relates to the subsidiary’s contract with the City of Edmonton for photo enforcement services. We acquired this subsidiary and contract from Lockheed Martin Corporation in August 2001 when we acquired Lockheed Martin IMS Corporation. The contract currently is on a month-to-month term with annual revenue of approximately $2.1 million (U.S. dollars). A renewal contract had been awarded to our subsidiary in 2004 on a sole source basis, but this renewal award was rescinded by the City of Edmonton and a subsequent request for proposals for an expanded photo enforcement contract was issued in September 2004. Prior to announcement of any award, however, the City of Edmonton suspended this procurement process pending the completion of the investigation by the Royal Canadian Mounted Police which led to the February 15, 2006 summons. We are continuing our internal investigation of this matter. We notified the U.S. Department of Justice and the U.S. Securities and Exchange Commission upon our receipt of the summons and continue to periodically report the status of this matter to them. We expect that a preliminary hearing in this case will be scheduled for late February or March 2007. Based on our findings to date from our internal investigation, we believe we have sustainable defenses to the charge and we intend to vigorously defend against it.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. We believe that the inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio but may also extend to the conduct of ACS SLS and Tier with respect to the bidding process for child support contracts in certain other states. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $11.4 million and $10.9 million in the third quarter of fiscal years 2006 and 2005, respectively, and $33.9 million and $32.4 million in the first nine months of fiscal years 2006 and 2005, respectively, representing approximately 0.9% and 1% of our revenues for the third quarter of fiscal years 2006 and 2005, respectively, and 0.9% and 1% of our revenues for the first nine months of fiscal years 2006 and 2005, respectively. Our teaming arrangement with Tier also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 0.9% of our revenues for the third quarter of fiscal year 2005, and 0.5% and 1% of our revenues for the first nine months of fiscal years 2006 and 2005, respectively. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ and DOL in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. We anticipate that we may receive additional subpoenas for information in other Florida Workforce regions as a result of the AWI report issued in January 2004. During the second quarter of fiscal year 2006 we sold substantially all of our welfare-to-workforce services business (see Note 5). However, we retained the liabilities for this business which arose from activities prior to the date of closing, including the contingent liabilities discussed above.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2006, outstanding surety bonds of $448.1 million and $93.3 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Surety bonds outstanding at March 31, 2006 include approximately $126.9 million related to Ascom’s contractual obligations. Approximately $20.7 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
During the nine months ended March 31, 2006, we purchased approximately $17.3 million of U.S. Treasury Notes in conjunction with a contract in our Government segment, and pledged them in accordance with the terms of the contract to secure our performance. The U.S. Treasury Notes are accounted for as held to maturity pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and reflected in other assets in our Consolidated Balance Sheet at March 31, 2006.
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the first nine months of fiscal year 2006, we made contingent consideration payments of $8.4 million related to acquisitions completed in prior years. As of March 31, 2006, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $69.2 million. Upon satisfaction of the specified contractual criteria, such payments primarily result in a corresponding increase in goodwill.
We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our Federal business to Lockheed Martin Corporation in fiscal year 2004. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of March 31, 2006, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At March 31, 2006, we serviced a FFEL portfolio of approximately 2 million loans with an outstanding principal balance of approximately $27.5 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2006, other accrued liabilities include reserves which we believe to be adequate.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
18. DEPARTURE OF OUR FORMER CHIEF EXECUTIVE OFFICER
On September 29, 2005, Jeffrey A. Rich submitted his resignation as a director and as our Chief Executive Officer. In recognition of Mr. Rich’s long and successful service to us and our stockholders as well as our accomplishments under his leadership, on September 30, 2005 we entered into an Agreement with Mr. Rich, which, among other things, provided the following: (i) Mr. Rich will remain on our payroll and be paid his current base salary (of $820,000 annually) through June 30, 2006; (ii) Mr. Rich will not be eligible to participate in our performance-based incentive compensation program in fiscal year 2006; (iii) we purchased from Mr. Rich all options previously granted to Mr. Rich that were vested as of the date of the Agreement in exchange for an aggregate cash payment, less applicable income and payroll taxes, equal to the amount determined by subtracting the exercise price of each such vested option from $54.08 per share and all such vested options were terminated and cancelled; (iv) all options previously granted to Mr. Rich that were unvested as of the date of the Agreement were terminated (such options had an in-the-money value of approximately $4.6 million based on the closing price of our stock on the New York Stock Exchange on September 29, 2005); (v) Mr. Rich received a lump sum cash payment of $4,100,000; (vi) Mr. Rich will continue to receive executive benefits for health, dental and vision through September 30, 2007; (vii) Mr. Rich will also receive limited administrative assistance through September 30, 2006; and (viii) in the event Mr. Rich establishes an M&A advisory firm by January 1, 2007, we will retain such firm for a two year period from its formation for $250,000 per year plus a negotiated success fee for completed transactions. The Agreement also contains certain standard restrictions, including restrictions on soliciting our employees for a period of three years and soliciting our customers or competing with us for a period of two years. We have been notified by Mr. Rich that he has established an M&A advisory firm and are currently negotiating an agreement for services from his firm.
In the first quarter of fiscal year 2006, we accrued $5.4 million ($3.4 million, net of income taxes) of compensation expense (recorded in wages and benefits in our Consolidated Statements of Income) related to this Agreement. In addition, the purchase of Mr. Rich’s unexercised vested stock options for approximately $18.4 million ($11.7 million, net of income taxes) was recorded as a reduction of additional paid-in capital. We made payments of approximately $23.3 million related to this Agreement in the first nine months of fiscal year 2006.
19. NEW ACCOUNTING PRONOUNCEMENTS
On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Financial Accounting Standards Board Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” allows companies additional time beyond that provided in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” to determine the impact of the Act on its financial statements and provides guidance for the disclosure of the impact of the Act on the financial statements. Although this incentive is available to us until June 30, 2006, we have determined that we will not repatriate any amounts prior to the expiration of this provision, and accordingly, we have not recognized any income tax expense related to this repatriation provision.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). While management has based any forward-looking statements contained herein on its current expectations, the information on which such expectations were based may change. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of risks, uncertainties, and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. Such risks, uncertainties, and other factors include, but are not necessarily limited to, those set forth under the caption “Risk Factors.” In addition, we operate in a highly competitive and rapidly changing environment, and new risks may arise. Accordingly, investors should not place any reliance on forward-looking statements as a prediction of actual results. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.
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
New Business
During the quarter ended March 31, 2006, we signed contracts with new clients and incremental business with existing clients representing approximately $190.5 million of annualized recurring revenue and approximately $857 million in estimated total contract value. Based on annual recurring revenues, the Commercial segment contributed 81% of the new business signings and the Government segment contributed 19% of the new business signings.
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
Review of Stock Option Grant Procedures
As previously announced, we received a letter dated March 1, 2006 from the Securities and Exchange Commission (the “SEC”) informing us that the SEC had begun an informal investigation into stock option grants made by us from October 1998 through March 2005. We are cooperating with the SEC in connection with its investigation.
At the direction of our Board of Directors, in response to the informal SEC investigation noted above, we have commenced an internal investigation through our regular outside counsel into our historical stock option practices from 1994 to the present under our stock option plans in effect during this period, including a review of our underlying option grant documentation and procedures. Our internal investigation is ongoing and not complete as of the date of this filing.

As explained more fully below, during our entire history as a public company, our regular and special compensation committees have generally utilized unanimous written consents signed by all members of the applicable committee ratifying their prior verbal approvals of option grants to senior executives or options to be granted in connection with significant acquisitions. We believe the prior verbal approvals of the committee members generally occurred contemporaneously with the legal effective date specified in the unanimous written consent of the committee members. Our legal counsel has advised us that our written consent process with deemed effective dates is valid under Delaware corporate law and our stock option plans. However, we have determined, in consultation with our independent registered public accounting firm, that although the option grants are legally valid and enforceable as of the effective date set forth in the unanimous consents, the proper measurement date, for accounting purposes only, may differ from the legal effective date.
Historically, we have granted stock options principally utilizing a process whereby our compensation committee or special compensation committee, as applicable, would approve stock option grants through unanimous written consents with specified effective dates that generally preceded the date on which the consents had been executed by all members of the applicable compensation committee. In connection with option grants to senior executives, the historical practice was for our chairman, who during periods prior to September 2003 was also a member of our compensation committee, to engage, on a generally contemporaneous basis with the effective date specified in the written consent, in individual telephonic discussions with each of the members of the applicable compensation committee, during which the committee member would indicate his approval of the option grants in question. In connection with significant acquisitions, our historical practice was for the Board of Directors (including members of the applicable compensation committee) to consider during board meetings convened for the purpose of approving an acquisition the proposed stock option component that would be designated to an acquisition target’s management team, with a unanimous written consent of the applicable compensation committee to follow at a later time with a specified effective date for the option grants in question.
Based on our option grant procedures, we have historically considered the effective date specified in the written consents by the applicable compensation committee as the accounting measurement date for determining stock-based compensation expense under APB 25 and SFAS 123(R). However, we have determined, in consultation with our independent registered public accounting firm, that the proper accounting measurement date for stock option awards cannot precede the date on which the grants were approved through the execution of written consents or through a valid meeting of the applicable compensation committee. Notwithstanding our accounting determination noted above, we believe that (i) our historical written consent effective date process is permitted under our current and predecessor stock option plans and Delaware corporate law, (ii) we have consistently followed this process in prior accounting periods, and (iii) the grants in question had been verbally discussed and approved by each of the members of the applicable compensation committee generally on a contemporaneous basis with the specified effective date of those grants.
Accordingly, based on the preliminary results of our review of our historical stock option practices, including our underlying option grant documentation and procedures, and the initial findings of our internal investigation (which is ongoing and not complete as of the date of this filing), we have determined that the estimated cumulative pretax stock-based compensation charge resulting from revised measurement dates is approximately $32 million ($21 million, net of income tax) at June 30, 2005. Based on this preliminary estimate, had this estimated compensation charge been reflected, as and when incurred, in our results of operations in prior years, the impact on net income for fiscal years ended June 30, 2001, 2002, 2003, 2004 and 2005 would have been a reduction of 1.9%, 1.6%, 1.5%, 0.7%, and 0.7%, respectively. The potential impact of this estimated compensation charge for the fiscal years ended June 30, 2006 and beyond is estimated to be immaterial based on currently available information. There would be no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge. This estimated stock-based compensation charge relates to certain of the option grants covering approximately 23 million common shares (after giving effect to forfeitures of option grants covering approximately 7 million common shares) issued by us subsequent to our initial public offering in 1994 and through June 30, 2005. During this same period, we recorded a cumulative pretax profit of approximately $3.2 billion ($2.0 billion, net of income tax).
Our internal investigation is ongoing and not complete as of the date of this filing, therefore, should additional information become available, our preliminary estimate of stock-based compensation could change. Accordingly, once our internal investigation is completed, we will conclude as to whether the cumulative stock-based compensation charge will be recorded in our fourth quarter of fiscal year 2006 or will result in a restatement of prior period financial statements. Based on the current estimate of the stock-based compensation charge, we do not believe that restatement of prior period financial information will be required.

In conjunction with this investigation, we are also evaluating whether any previously deducted compensation related to exercised stock options may be non-deductible under Section 162(m) of the Internal Revenue Code. In that event, we may be required to pay additional taxes and interest associated with previous compensation deductions in connection with such exercised stock options and we may lose additional deductions in future periods. We currently estimate that the amount of any lost tax deductions claimed on previously filed income tax returns will not be material to our consolidated results of operations or financial position, although we have not finalized our assessment of this matter.
Notwithstanding the above-referenced accounting determination, based on the initial findings of our internal investigation (which is ongoing and not complete as of the date of this filing), we do not believe that any director or officer of the Company has engaged in the intentional backdating of stock option grants in order to achieve a more advantageous exercise price.
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

The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $8 million and $25.4 million ($5.1 million and $16.7 million, net of deferred income tax benefits), or $0.04 and $0.13 per diluted share, in wages and benefits in the Consolidated Statements of Income for the three and nine months ended March 31, 2006, respectively. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total compensation cost related to non-vested awards not yet recognized at March 31, 2006 was approximately $83.3 million, which is expected to be recognized over a weighted average of 3.31 years.
In periods ending prior to July 1, 2005, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” However, for periods ending after July 1, 2005, pursuant to SFAS 123(R), the income tax benefits exceeding the recorded deferred income tax benefit and any pre-adoption “as-if” deferred income tax benefit from stock- based compensation awards (the excess tax benefits) are required to be reported in net cash provided by financing activities. For the nine months ended March 31, 2006, excess tax benefits from stock-based compensation awards of $17.3 million were reflected as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Consolidated Statements of Cash Flows, resulting in a net impact of zero on cash. In the prior year period, income tax benefits from the exercise of stock options of $20.6 million were reflected as an inflow in cash flows from operating activities in the Consolidated Statements of Cash Flows.
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
Acquisitions
In December 2005, we completed the acquisition of the Transport Revenue division of Ascom AG (“Ascom”), a Switzerland based communications company. Ascom consists of three business units — fare collection, airport parking solutions and toll collection with office locations across nine countries. The transaction was valued at approximately $100.5 million plus related transaction costs and was funded from borrowings under our Prior Facility. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $234.1 million and assumed liabilities of $133.6 million. We recorded goodwill of $70.7 million, approximately 31% of which is deductible for income tax purposes, and intangible assets of $1.3 million. The $1.3 million of intangible assets is attributable to customer relationships, non-compete agreements and patents with weighted average useful lives of approximately 8 years. We believe this acquisition launches us into the international transportation services industry and will expand our portfolio in the transit and parking payment markets and adds toll collection customers to our existing customer base. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, December 1, 2005.
In July 2005, we completed the acquisition of LiveBridge, Inc. (“LiveBridge”), a customer care service provider primarily serving the financial and telecommunications industries. The transaction was valued at approximately $32 million plus a working capital adjustment of $2.5 million, excluding contingent consideration of up to $32 million based upon future financial performance and was funded from cash on hand and borrowings under our Prior Facility. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $42 million and assumed liabilities of $7.5 million. We recorded goodwill of $11.5 million, 49% of which is deductible for income tax purposes, and intangible assets of $12.9 million. The $12.9 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 6 years. We believe this acquisition will expand our customer care service offerings in the finance and telecommunications industries and will extend our global capabilities and operations by adding the LiveBridge operational centers in Canada, India and Argentina. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 1, 2005.
We completed one small acquisition in our Government segment in the third quarter of fiscal year 2006.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
Sale of Government welfare- to-workforce services business
In December 2005, we completed the divestiture of substantially all of our Government welfare-to-workforce services business to Arbor E&T, LLC (“Arbor”), a wholly owned subsidiary of ResCare, Inc., for approximately $69 million, less transaction costs. The proceeds were collected in the third quarter of fiscal year 2006. The Government welfare-to-workforce services business is no longer strategic or core to our operating philosophy. This divestiture allows us to focus on our technology-enabled business process outsourcing and information technology outsourcing service offerings. Assets sold were approximately $29.1 million and liabilities assumed by Arbor were approximately $0.2 million, both of which were included in the Government segment. We retained the net working capital related to the welfare-to-workforce services business. We recognized a pretax gain of $29.8 million ($17.9 million, net of income tax) in the second quarter of fiscal year 2006 and $2.7 million ($1.6 million, net of income tax) in the third quarter of fiscal year 2006, upon the assignment of certain customer contracts during the quarter. Approximately $3.5 million of the consideration relates to certain customer contracts whose assignment to Arbor was not complete as of March 31, 2006, and is reflected as deferred proceeds in other accrued liabilities in our Consolidated Balance Sheet as of March 31, 2006. We expect to complete the transfer of these remaining contracts to Arbor by the end of fiscal year 2006 upon receipt of customer consents. The after tax proceeds from the divestiture were generally used for general corporate purposes.
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
Revenues from the divested business were $2.9 million and $51.3 million for the three months ended March 31, 2006 and 2005, respectively, and $104 million and $164.6 million for the nine months ended March 31, 2006 and 2005, respectively. Operating income from the divested business, excluding the gain on sale, was $0.1 million and $5.3 million for the three months ended March 31, 2006 and 2005, respectively, and $6.4 million and $16.2 million for the nine months ended March 31, 2006 and 2005, respectively.
Restructuring and other activities
During the second quarter of fiscal year 2006, and in connection with our new executive leadership, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we initiated certain restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions. We estimate a total of 2,100 employees will be involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions will be migrated to lower cost markets. As of March 31, 2006, approximately 900 employees had been involuntarily terminated. We anticipate the costs savings related to these involuntary terminations will be approximately $29 million of wages and benefits per year beginning in fiscal year 2007; however, some of the cost savings from these involuntary terminations will be reinvested in subject matter experts, project management talent and sales personnel as we look to further promote those lines of businesses that reflect the most potential for growth. We expect that our assessment activities will be two-thirds complete by the end of the fourth quarter of fiscal year 2006, which may result in further restructuring and related charges, the amount and timing of which cannot be determined at this time.
In our Commercial segment, we began an assessment of the cost structure of our global production model, particularly our offshore processing activities. We identified offshore locations in which our labor costs are no longer competitive or where the volume of work processed by the site no longer justifies retaining the location, including one of our Mexican facilities. In connection with this assessment, we recorded a restructuring charge for involuntary termination of employees related to the closure of those duplicative facilities of $1.6 million and $6.0 million for the three and nine months ended March 31, 2006, respectively, which is reflected in wages and benefits in our Consolidated Statements of Income, and $1.4 million and $1.7 million for the three and nine months ended March 31, 2006, respectively, for impairments of duplicative technology equipment and facility costs, facility shutdown and other costs, which are reflected as part of total operating expenses in our Consolidated Statements of Income. We expect these activities will consolidate our global production activities and enhance our competitive position.
In our Government segment, we began an assessment of our competitive position, evaluated our market strategies and the technology used to support certain of our service offerings. We began to implement operating practices that we utilize in our Commercial segment, including leveraging our proprietary workflow technology and implementing activity-based-compensation, which is expected to reduce our operating costs and enhance our competitive position. In connection with these activities, we recorded a restructuring charge for involuntary termination of employees of $0.7 million and $1 million for the three and nine months ended March 31, 2006, which is reflected in wages and benefits in our Consolidated Statements of Income, $0.3 million and $1.7 million for the three and nine months ended March 31, 2006 for asset impairment and other charges, principally for duplicative software as a result of recent acquisition activity, and is reflected in total operating expenses in our Consolidated Statements of Income. As discussed earlier, we completed the sale of substantially all of our welfare-to-workforce services business, which allows us to focus on our technology-enabled business process outsourcing and information technology outsourcing service offerings.
In our Corporate segment, we determined that the costs related to the ownership of a corporate aircraft outweighed the benefits to the Company. We recorded an asset impairment charge of $4.4 million in the nine months ended March 31, 2006 related to the corporate aircraft, which is reflected in other operating expenses in our Consolidated Statements of Income, in connection with its classification as held for sale. In March 2006, we entered into a letter of intent to sell the corporate aircraft for approximately $4 million, less transaction costs. We expect the transaction to be completed during the fourth quarter of fiscal year 2006.

The following table summarizes activity for the accrual for involuntary termination of employees for the three and nine ended March 31, 2006 (in thousands):

Balance at December 31, 2005	$2,783
Accrual recorded	2,348
Payments	(1,860)

Balance at March 31, 2006	$3,271

Balance at June 30, 2005	$—
Accrual recorded	7,019
Payments	(3,748)

Balance at March 31, 2006	$3,271

The March 31, 2006 accrual for involuntary termination of employees is expected to be paid in the fourth quarter of fiscal year 2006 from cash flows from operating activities.
As part of our acquisition of the human resources consulting and outsourcing business of Mellon Financial Corporation (the “Acquired HR Business”) in the fourth quarter of fiscal year 2005, we recorded $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the first nine months of fiscal year 2006, $11.7 million in involuntary employee termination payments have been made and charged against accrued compensation. As of March 31, 2006, the balance of the related accrual was $8.7 million and is expected to be paid by the end of the first quarter of fiscal year 2007 from cash flows from operating activities.
Tender Offer
On January 26, 2006, we announced that our Board of Directors authorized a modified “Dutch Auction” tender offer to purchase up to 55.5 million shares of our Class A common stock at a price per share not less than $56 and not greater than $63 (the “Tender Offer”). The Tender Offer commenced on February 9, 2006, and expired on March 17, 2006 (as extended), and was funded with proceeds from the Term Loan Facility (defined below). Our directors and executive officers, including our Chairman, Darwin Deason, did not tender shares pursuant to the Tender Offer. The number of shares purchased in the Tender Offer was 7,365,110 shares of Class A common stock at an average price of $63 per share plus transaction costs, for an aggregate purchase amount of $475.9 million. As of March 31, 2006, 3,371 of the shares purchased in the Tender Offer were retired and the remaining shares purchased in the Tender Offer, with an aggregate purchase amount of $475.7 million (including transaction costs), were reported in treasury stock as of March 31, 2006 and retired in April 2006.
Voting Rights of Our Chairman
Prior to the Tender Offer, Darwin Deason, our Chairman of our Board of Directors, held approximately 36.7% of the total outstanding voting power of the Company through his ownership of Class A shares (which have one vote per share) and Class B shares (which have ten votes per share). Mr. Deason did not tender any of the Class A shares held by him in connection with the Tender Offer. As a result of the Tender Offer, Mr. Deason’s voting power increased from 36.7% to approximately 38.2% of the total outstanding voting power of the Company.
However, Mr. Deason entered into a Voting Agreement with the Company dated February 9, 2006 (the “Voting Agreement”) in which he agreed to limit his ability to cause the additional voting power he would hold as a result of the Tender Offer to affect the outcome of any matter submitted to the vote of the shareholders of the Company after consummation of the Tender Offer. Mr. Deason agreed that to the extent his voting power immediately after the Tender Offer increased above the percentage amount of his voting power immediately prior to the Tender Offer (such increase is approximately 1.5%), Mr. Deason would cause the shares representing such additional voting power (the “Excess Voting Power”) to appear, not appear, vote or not vote at any meeting or pursuant to any consent solicitation in the same manner, and in proportion to, the votes or actions of all shareholders including Mr. Deason whose Class A and Class B shares shall, solely for the purpose of proportionality, be counted on a one for one vote basis (even though the Class B shares have ten votes per share).
The Voting Agreement will have no effect on shares representing the approximately 36.7% voting power of the Company held by Mr. Deason prior to the Tender Offer, which Mr. Deason will continue to have the right to vote in his sole discretion. The Voting Agreement also does not apply to any Class A shares that Mr. Deason may acquire after the Tender Offer through his exercise of stock options, open market purchases or in any future transaction that we may undertake. Other than as expressly set forth in the Voting Agreement, Mr. Deason continues to have the power to exercise all rights attached to the shares he owns, including the right to dispose of his shares and the right to receive any distributions thereon.
The Voting Agreement will terminate on the earliest of (i) the mutual agreement of the Company (authorized by not less than a majority of the vote of the then independent and disinterested directors) and Mr. Deason, (ii) the date on which Mr. Deason ceases to hold any Excess Voting Power, as calculated in the Voting Agreement, or (iii) the date on which all Class B shares are converted into Class A shares.

A special committee of the Board of Directors, consisting of our four independent directors, will engage in good faith discussions with Mr. Deason to reach agreement on fair compensation to be paid to Mr. Deason for entering into the Voting Agreement within six months following the closing of the Tender Offer. However, whether or not Mr. Deason and our special committee are able to reach agreement on compensation to be paid to Mr. Deason, the Voting Agreement will remain in effect.
This summary of the Voting Agreement is qualified in its entirety by the terms of the Voting Agreement, which is filed as an exhibit hereto.
Credit Agreement
On March 20, 2006, we entered into a Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”). The Credit Facility provides for a senior secured term loan facility of $800 million, with the ability to increase it by up to $3 billion, under certain circumstances (the “Term Loan Facility”) and a senior secured revolving credit facility of $1 billion with the ability to increase it by up to $750 million (the “Revolving Facility”), each of which is described more fully below. At the closing of the Credit Facility, we and certain of our subsidiaries jointly borrowed approximately $800 million under the Term Loan Facility and approximately $93 million under the Revolving Facility. We used the proceeds of the Term Loan Facility to (i) refinance approximately $278 million in outstanding indebtedness under our 5-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 27, 2004 (the “Prior Facility”), (ii) finance the purchase of shares of our Class A common stock tendered in the Company’s “Dutch Auction” tender which expired March 17, 2006 (as extended) and (iii) for the payment of transaction costs, fees and expenses related to the Credit Facility and Dutch Auction. As a result of the refinancing of the Prior Facility, we wrote off approximately $4.1 million in debt issue costs, which was included in other non-operating (income) expense, net. A portion of the proceeds of the Revolving Facility were used to refinance approximately $73 million in outstanding indebtedness under the Prior Facility. The remainder of the proceeds of the Revolving Facility will be used for working capital purposes. In addition, approximately $114 million of letters of credit were issued under the Credit Facility to replace letters of credit outstanding under the Prior Facility. The Prior Facility was terminated on March 20, 2006.
Amounts borrowed under the Term Loan Facility mature on March 20, 2013, and will amortize in quarterly installments in an aggregate annual amount equal to 1% of the aggregate principal amount of the loans advanced, with the balance payable on the final maturity date. Interest on the outstanding balances under the Term Loan Facility is payable, at our option, at a rate equal to the Applicable Margin (as defined in the Credit Facility) plus the fluctuating Base Rate (as defined in the Credit Facility), or at the Applicable Margin plus the current LIBOR (as defined in the Credit Facility). The borrowing rate on the Term Loan Facility at March 31, 2006 was 6.28%.
Proceeds borrowed under the Revolving Facility will be used as needed for general corporate purposes. Amounts under the Revolving Facility are available on a revolving basis until the maturity date of March 20, 2012. The Revolving Facility allows for borrowings up to the full amount of the revolver in either U.S. Dollars or Euros. Up to the U.S. dollar equivalent of $200 million may be borrowed in other currencies, including Sterling, Canadian Dollars, Australian Dollars, Yen, Francs, Drones and New Zealand Dollars. Portions of the Revolving Facility are available for issuances of up to the U.S. dollar equivalent of $700 million of letters of credit and for borrowings of up to the U.S. dollar equivalent of $150 million of swing loans. Interest on outstanding balances under the Revolving Facility is payable, at our option, at a rate equal to the Applicable Margin plus the fluctuating Base Rate, or at the Applicable Margin plus the current LIBOR for the applicable currency . The current interest rate payable under the Revolving Facility at March 31, 2006 ranges from 2.39% to 3.89%, depending upon the currency of the outstanding borrowings.
The Credit Facility includes an uncommitted accordion feature of up to $750 million in the aggregate allowing for future incremental borrowings under the Revolving Facility, which may be used for general corporate purposes. The Credit Facility also includes an additional uncommitted accordion feature of up to $3 billion allowing for future incremental borrowings under the Term Loan Facility which may be used to fund additional purchases of our equity securities or for extinguishment of our existing $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively, the “Senior Notes”).
Obligations under the Credit Facility are guaranteed by us and substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (but only to the extent such guarantees would not result in materially adverse tax consequences). In addition, Credit Facility obligations are secured under certain pledge agreements by (i) a first priority perfected pledge of all notes owned by us and the guarantors and the capital stock of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (subject to certain exceptions, including to the extent the pledge would give rise to additional SEC reporting requirements for our subsidiaries or result in materially adverse tax consequences), and (ii) a first priority perfected security interest in all other assets owned by us and the guarantors, subject to customary exceptions. As required under the indentures governing our outstanding Senior Notes, we have granted equal and ratable liens in favor of the holders of the Senior Notes in all assets discussed above other than the accounts receivable of the Company and our subsidiaries.

Among other fees, we will pay a commitment fee (payable quarterly) based on the amount of unused commitments under the Revolving Facility (not including the uncommitted accordion feature discussed above). The commitment fee payable at March 31, 2006 was 0.375% of the unused commitment. We also pay fees with respect to any letters of credit issued under the Credit Facility. Letter of credit fees at March 31, 2006 were 1.25% of the currently issued and outstanding letters of credit.
The Credit Facility contains customary covenants, including but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, make certain restricted payments, or sell or transfer assets. The Credit Facility also limits the Company’s and our subsidiaries’ ability to incur additional indebtedness. In addition, based upon the total amount advanced under the Term Loan Facility at March 31, 2006, we may not permit our consolidated total leverage ratio to exceed 4.00 to 1.00, nor permit our consolidated senior leverage ratio to exceed 3.00 to 1.00, nor permit our consolidated interest coverage ratio to be less than 4.50 to 1.0 during specified periods.
Upon the occurrence of certain events of default, our obligations under the Credit Facility may be accelerated and the lending commitments under the Credit Facility terminated. Such events of default include, but are not limited to, payment default to lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults with respect to indebtedness or guaranty obligations, voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, or change of control of the Company. As of the date of this filing, we were in compliance with the covenants of both our Credit Facility and our Senior Notes.
Derivative instruments and hedging activities
We hedge the variability of a portion of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of March 31, 2006, the notional amount of these agreements totaled 186 million pesos ($16.8 million) and will expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. As of March 31, 2006, the unrealized gain on these foreign exchange forward agreements, reflected in accumulated other comprehensive loss, was not material.
As part of the ASCOM acquisition, we acquired foreign exchange forward agreements related to our French operation’s Euro foreign exchange exposure related to their Canadian dollar and United States dollar revenues. These agreements do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, we recorded a gain on hedging instruments of $0.7 million and $0.8 million for the three and nine months ended March 31, 2006 in other non-operating (income) expense, net in our Consolidated Statements of Income. As of March 31, 2006, the notional amount of these agreements totaled 36.4 million Canadian dollars and $4.5 million, and a liability was recorded for the related fair value of approximately ($4.7 million).
Departure of our former Chief Executive Officer
On September 29, 2005, Jeffrey A. Rich submitted his resignation as a director and as our Chief Executive Officer. In recognition of Mr. Rich’s long and successful service to us and our stockholders as well as our accomplishments under his leadership, on September 30, 2005 we entered into an Agreement with Mr. Rich, which, among other things, provided the following: (i) Mr. Rich will remain on our payroll and be paid his current base salary (of $820,000 annually) through June 30, 2006; (ii) Mr. Rich will not be eligible to participate in our performance-based incentive compensation program in fiscal year 2006; (iii) we purchased from Mr. Rich all options previously granted to Mr. Rich that were vested as of the date of the Agreement in exchange for an aggregate cash payment, less applicable income and payroll taxes, equal to the amount determined by subtracting the exercise price of each such vested option from $54.08 per share and all such vested options were terminated and cancelled; (iv) all options previously granted to Mr. Rich that were unvested as of the date of the Agreement were terminated (such options had an in-the-money value of approximately $4.6 million based on the closing price of our stock on the New York Stock Exchange on September 29, 2005); (v) Mr. Rich received a lump sum cash payment of $4,100,000; (vi) Mr. Rich will continue to receive executive benefits for health, dental and vision through September 30, 2007; (vii) Mr. Rich will also receive limited administrative assistance through September 30, 2006; and (viii) in the event Mr. Rich establishes an M&A advisory firm by January 1, 2007, we will retain such firm for a two year period from its formation for $250,000 per year plus a negotiated success fee for completed transactions. The Agreement also contains certain standard restrictions, including restrictions on soliciting our employees for a period of three years and soliciting our customers or competing with us for a period of two years. We have been notified by Mr. Rich that he has established an M&A advisory firm and are currently negotiating an agreement for services from his firm.
In the first quarter of fiscal year 2005, we accrued $5.4 million ($3.4 million, net of income taxes) of compensation expense (recorded in wages and benefits in our Consolidated Statements of Income) related to this Agreement. In addition, the purchase of Mr. Rich’s unexercised vested stock options for approximately $18.4 million ($11.7 million, net of income taxes) was recorded as a reduction of additional paid-in capital. We made payments of approximately $23.3 million related to this Agreement in the first nine months of fiscal year 2006.

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

	Three months ended March 31,				Nine months ended March 31,
	2006	2005	$ Growth	Growth %	2006	2005	$ Growth	Growth %

Consolidated

Total Revenues	$1,314,455	$1,063,299	$251,156	24%	$3,972,959	$3,136,767	$836,192	27%
Less: Divestitures	(2,907)	(51,290)	48,383		(104,276)	(165,121)	60,845

Adjusted	$1,311,548	$1,012,009	$299,539	30%	$3,868,683	$2,971,646	$897,037	30%

Acquired revenues	$256,855	$17,475	$239,380	24%	$710,755	$21,830	$688,925	23%
Internal revenues	1,054,693	994,534	60,159	6%	3,157,928	2,949,816	208,112	7%

Total	$1,311,548	$1,012,009	$299,539	30%	$3,868,683	$2,971,646	$897,037	30%

Commercial

Total Revenues	$790,278	$538,153	$252,125	47%	$2,341,050	$1,517,559	$823,491	54%
Less: Divestitures	—	—	—		—	—	—

Adjusted	$790,278	$538,153	$252,125	47%	$2,341,050	$1,517,559	$823,491	54%

Acquired revenues	$210,855	$17,475	$193,380	36%	$645,065	$21,642	$623,423	41%
Internal revenues	579,423	520,678	58,745	11%	1,695,985	1,495,917	200,068	13%

Total	$790,278	$538,153	$252,125	47%	$2,341,050	$1,517,559	$823,491	54%

Government

Total Revenues	$524,177	$525,146	$(969)	—	$1,631,909	$1,619,208	$12,701	1%
Less: Divestitures	(2,907)	(51,290)	48,383		(104,276)	(165,121)	60,845

Adjusted	$521,270	$473,856	$47,414	10%	$1,527,633	$1,454,087	$73,546	5%

Acquired revenues	$46,000	$—	$46,000	10%	$65,690	$188	$65,502	4%
Internal revenues	475,270	473,856	1,414	—	1,461,943	1,453,899	8,044	1%

Total	$521,270	$473,856	$47,414	10%	$1,527,633	$1,454,087	$73,546	5%

RESULTS OF OPERATIONS
The following table sets forth certain items from our Consolidated Statements of Income as a percentage of revenues:

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Wages and benefits	49.0	42.6	47.9	42.1
Services and supplies	20.8	23.7	21.9	24.8
Rent, lease and maintenance	11.9	11.7	12.0	11.6
Depreciation and amortization	5.5	5.4	5.3	5.3
Other	1.5	0.4	0.8	0.5

Cost of revenues	88.7	83.8	87.9	84.3

Gain on sale of business	(0.2)	—	(0.8)	—
Other operating expenses	1.0	0.6	1.1	0.5

Total operating expenses	89.5	84.4	88.2	84.8

Operating income	10.5	15.6	11.8	15.2

Interest expense	1.1	0.3	1.0	0.3
Other non-operating (income) expense, net	0.1	—	(0.1)	—

Pretax profit	9.3	15.3	10.9	14.9

Income tax expense	3.4	4.5	4.0	5.2

Net income	5.9%	10.8%	6.9%	9.7%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 TO THE THREE MONTHS ENDED MARCH 31, 2005
Revenues
In the third quarter of fiscal year 2006, our revenue increased $251.2 million, or 24%, to $1.3 billion from $1.1 billion in the third quarter of fiscal year 2005. Excluding revenues related to our Government welfare-to-workforce services business which was divested in the second quarter of fiscal year 2006, our revenue increased $299.5 million, or 30%. Internal revenue growth for the third quarter of fiscal year 2006 was 6% and the remainder of the revenue growth was related to acquisitions.
Revenue in our Commercial segment, which represents 60% of consolidated revenue for the third quarter of fiscal year 2006, increased $252.1 million, or 47%, to $790.3 million in the third quarter of fiscal year 2006 compared to the same period last year. Revenue growth from acquisitions was 36% for the three months ended March 31, 2006, which includes a full quarter of revenues from the Mellon and Livebridge acquisitions. Internal revenue growth was 11%, due primarily to increased revenue related to contracts with Disney, Kaiser Permanente, Sprint Nextel, University of Phoenix, United Technologies, Carefirst and Glaxo-Smith-Kline, offset by lower revenue related to contracts with Nike, United Healthcare and Motorola. The items discussed above collectively represent 90% of our internal revenue growth for the period in this segment.
Revenue in our Government segment, which represents 40% of consolidated revenue for the third quarter of fiscal year 2006, decreased $1 million to $524.2 million in the third quarter of fiscal year 2006 compared to the same period last year. Excluding revenues related to our Government welfare-to-workforce services business which was divested in the second quarter of fiscal year 2006, revenue in our Government segment increased $47.4 million, or 10%. Revenue growth from acquisitions was 10% primarily due to a full quarter of revenues from the acquisition of Ascom in December 2005. Internal revenue growth was flat for the third quarter. We had increased revenues related to contracts with New Jersey Department of Human Services, Social Security Administration, Texas Medicaid, State of Maryland and New York EZPass, and higher revenues from our commercial vehicle operations. These increases were offset by lower revenue related to the termination of our Texas CHIP, New York Metropolitan Transportation Authority and Michigan payment processing contracts.

Operating Expenses
Wages and benefits increased $190.9 million, or 42.2%, to $643.7 million. As a percentage of revenues, wages and benefits increased 6.4% to 49% in the third quarter of fiscal year 2006 from 42.6% in the same quarter of fiscal year 2005. As a percentage of revenues, approximately 9.3% of the increase was primarily due to the acquisition of the Acquired HR Business and Superior, which include consulting businesses, and LiveBridge, all of which have a higher component of wages and benefits related to revenues than our existing operations. During the third quarter of fiscal year 2006, we recorded stock-based compensation expense of $8 million, as discussed above, or 0.6% as a percentage of revenues, under SFAS 123(R). These increases were partially offset by a decrease of 2.5% as a percentage of revenues as a result of the sale of our Government welfare-to-workforce services business, which had a higher percentage of wages and benefits than our retained business. Included in wages and benefits for the third quarter of fiscal year 2006 were approximately $3 million of expense for involuntary termination charges for employees related to our restructuring activities, and approximately $2.9 million in incremental transaction expenses related to the Acquired HR Business.
Services and supplies increased $21.2 million, or 8.4%, to $273 million. As a percentage of revenues, services and supplies decreased 2.9% to 20.8% in the third quarter of fiscal year 2006 from 23.7% in the third quarter of fiscal year 2005. Approximately 1.6% of the decrease as a percentage of revenues was due to the sale of our Government welfare-to-workforce services business which had a high component of services and supplies as a percentage of revenues. Approximately 0.9% of the decrease as a percentage of revenues was due to the termination of a subcontract arrangement in our Government segment. Approximately 0.8% of the decrease as a percentage of revenues was due to an increase in information technology outsourcing revenues, which have a lower component of services and supplies than our business process outsourcing business. These decreases were partially offset by an increase of approximately 1.2% as a percentage of revenues as a result of the Human Capital Management Services Business, the combination of the Acquired HR Business and our other human resources outsourcing businesses, which has a higher component of services and supplies than our other operations. Services and supplies for the third quarter of fiscal year 2006 includes approximately $0.5 million related to our restructuring activities.
Other cost of revenues increased $15.4 million to $20.3 million in the third quarter of fiscal year 2006 from $4.9 million in the third quarter of fiscal year 2005. As a percentage of revenues, other cost of revenues increased 1.1% to 1.5% and included $5 million related to settlement of various contract disputes with a client, and approximately $2.1 million and $8.4 million related to a contract loss accrual and asset impairment charges, respectively, for another client and approximately $0.2 million related to our restructuring activities.
In the three months ended March 31, 2006 we recorded $2.7 million for additional gain on sale of business. This gain was related to the completion of the assignment of several contracts during the third quarter related to the sale of our Government welfare-to-workforce services business to Arbor. The assignment of the remaining contracts is expected to be completed during the fourth quarter of fiscal year 2006 upon receipt of customer consents.
Other operating expenses increased $6.3 million to $12.4 million. As a percentage of revenues, other operating expense increased 0.4%, to 1%, and includes the following (in thousands):

Government segment:
Provision for uncollectible accounts receivable retained in connection with the sale of the majority of our Federal business in fiscal year 2004	$2,400

Corporate:
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	1,307
Aircraft impairment	300

Total	$4,007

Operating Income
Operating income decreased $27.4 million, or 16.5% in the third quarter of fiscal year 2006 compared to the prior year. As a percentage of revenues, operating income decreased 5.1%. Operating income in the third quarter of fiscal year 2006 quarter included the following: (1) Losses of $21.9 million related to two underperforming multi-scope human resources contracts (included in various cost of revenues categories). Of this $21.9 million loss, $5 million was related to settlement of various contract disputes with a client, and approximately $2.1 million and $8.4 million related to a contract loss accrual and asset impairment charges, respectively, for another client. These reserves, contract loss accrual and asset impairment are included in other cost of revenues above; (2) $4.3 million related to our restructuring activities (included in various expense categories); (3) $2.9 million of incremental transaction costs related to the Acquired HR Business (included in wages and benefits); (4) $2.4 million provision for uncollectible accounts receivable retained in connection with the sale of the majority of our Federal business in fiscal year 2004 (included in other operating expenses);

(5) $1.3 million of legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company (included in other operating expenses); (6) the $2.7 million gain on the sale of our welfare-to-workforce services business and (7) stock-based compensation expense of $8 million under SFAS 123(R).
Interest Expense
Interest expense increased $11.3 million, to $15 million, primarily due to interest expense on the Senior Notes issued in the fourth quarter of fiscal year 2005 and borrowings under our Credit Facility for the purchase of shares during the quarter in our Tender Offer and general corporate purposes, including the Ascom and Livebridge acquisitions and share repurchases under our share repurchase programs in prior quarters.
Other non-operating (income) expense, net
Other non-operating (income) expense, net for the third quarter of fiscal year 2006 included a $4.1 million loss on early extinguishment of long-term debt for the balance of the debt issue costs related to our Prior Facility partially offset by income on deferred compensation plan investments. The compensation cost related to our deferred compensation plan is included in Wages and Benefits.
Income tax expense
Our effective income tax rate increased to 36.6% in the third quarter of fiscal year 2006 from 29.5% in the third quarter of fiscal year 2005. This effective income tax rate is comprised of the following: an effective income tax rate of 39.9% related to the sale of our welfare-to-workforce services business, and an effective income tax rate on operations of 36.5%. Our effective income tax rate is higher than the 35% Federal statutory rate primarily due to the effect of state income taxes. The prior year effective tax rate includes a tax benefit of $9.4 million recognized in the third quarter of fiscal year 2005 related to the fiscal year 2004 divestiture of a majority of our Federal business.
COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2006 TO THE NINE MONTHS ENDED MARCH 31, 2005
Revenues
In the first nine months of fiscal year 2006, our revenues increased $836.2 million, or 27%, to $4 billion from $3.1 billion in first nine months of fiscal year 2005. Excluding revenues related to our Government welfare-to-workforce services business which was divested in the second quarter of fiscal year 2006, our revenues increased $897 million, or 30%. Internal revenue growth was 7% and the remainder of the revenue growth was related to acquisitions.
Revenues in our Commercial segment, which represents 59% of consolidated revenues for the first nine months of fiscal year 2006, increased $823.5 million, or 54%, to $2.3 billion in the first nine months of fiscal year 2006 compared to the same period last year. Revenue growth from acquisitions was 41%, which includes a full nine months of revenues from the acquisition of the Acquired HR Business, Superior and LiveBridge. Internal revenue growth was 13%, due primarily to increased revenues related to contracts with Disney, Kaiser Permanente, Chubb & Sons, Sprint Nextel, Symetra, University of Phoenix, United Technologies, Delta Airlines, Humana, Hallmark, American Red Cross, Carefirst, and Glaxo-Smith-Kline. These increases were offset by decreases related to the Gateway contract termination in the first quarter of fiscal year 2005, decreased revenues in our commercial unclaimed property business and contracts with Motorola, United Healthcare and Nike in the current year. The items discussed above collectively represent approximately 92% of our internal revenue growth for the period in this segment.
Revenues in our Government segment, which represents 41% of consolidated revenues for the first nine months of fiscal year 2006, increased $12.7 million, or 1%, to $1.6 billion in the first nine months of fiscal year 2006 compared to the same period last year. Excluding revenues related to our Government welfare-to-workforce services business which was divested in the second quarter of fiscal year 2006, revenues in our Government segment increased $73.5 million, or 5%. Revenue growth from acquisitions was 4% primarily due to the acquisition of Ascom in December 2005. Internal revenue growth was 1% primarily due to increased revenues in contracts with Texas Medicaid, New Jersey Department of Human Services, the State of Maryland, New York EZPass, Mississippi Medicaid, Social Security Administration and our commercial vehicle operations. These increases were partially offset by decreases due to the termination of our New York Metropolitan Transportation Authority, Michigan payment processing and Texas CHIP contracts and lower revenues in our contract with Iowa Medicaid. These items collectively represent approximately 76% of our internal revenue growth for the period in this segment.
Operating Expenses
Wages and benefits increased $584 million, or 44.2%, to $1.9 billion. As a percentage of revenues, wages and benefits increased 5.8% to 47.9% in the first nine months of fiscal year 2006 from 42.1% in the same period of last year. The change as a percentage of revenues is primarily attributable to the impact of acquisitions, primarily the Acquired HR Business and Superior which include consulting businesses, and LiveBridge, all of which have a higher percentage of wages and benefits related to revenues than our existing operations, and stock-based compensation expense of $25.4 million, or 0.6% as a percentage of revenues, related to the adoption of SFAS 123(R), partially offset by the impact of the sale of our Government welfare-to workforce services business, which had a higher percentage of wages and benefits than our retained business. Wages and benefits for the nine months ended March 31,

2006 includes the following: compensation expense of $5.4 million related to the departure of our former Chief Executive Officer and $7.6 million for involuntary termination charges for employees related to our restructuring activities and approximately $2.9 million in incremental transaction expenses related to the Acquired HR Business.
Services and supplies increased $91.8 million, or 11.8%, to $869.7 million. As a percentage of revenues, services and supplies decreased 2.9% to 21.9% in the first nine months of fiscal year 2006 from 24.8% in the same period last year. As a percentage of revenues, approximately 1.2% of the decrease was due to the sale of our Government welfare-to-workforce services business which had higher component of services and supplies as a percentage of revenues than our ongoing operations and approximately 0.9% was due to the termination of a sub-contract arrangement in our Government segment. Services and supplies for the first nine months of fiscal year 2006 includes approximately $0.5 million related to our restructuring activities.
Rent, lease and maintenance increased $111 million, or 30.5%, to $475.2 million. As a percentage of revenues, rent, lease and maintenance increased 0.4% to 12% in the first nine months of fiscal year 2006 from 11.6% in the same period last year. This increase was primarily due to increased software costs for new business, and approximately $0.5 million related to our restructuring activities.
Other cost of revenues increased $19 million to $32.1 million in the first nine months of fiscal year 2006 from $13 million in the prior year period. As a percentage of revenues, other cost of revenues increased 0.3% to 0.8% and included $5 million related to settlement of various contract disputes with a client, and approximately $2.1 million and $8.4 million related to a contract loss accrual and asset impairment charges, respectively, for another client, and approximately $1.8 related to our restructuring activities in fiscal year 2006.
Gain on sale of business was $32.5 million for the nine months ended March 31, 2006. This gain was related to the sale of our Government welfare-to-workforce services business in the second quarter of fiscal year 2006.
Other operating expenses increased $25.7 million to $43.3 million. As a percentage of revenues, other operating expense increased 0.6%, to 1.1%, and includes the following (in thousands):

Commercial segment:
Provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients	$3,000
Legal settlement and related costs	53

Government segment:
Provisions for estimated legal settlement and uncollectible accounts receivable related to the welfare-to-workforce services business	3,267
Provision for uncollectible accounts receivable retained in connection with the sale of the majority of our Federal business in fiscal year 2004	2,400
Asset impairments	276
Legal settlements and related costs	464

Corporate:
Aircraft impairment	4,392
Legal settlements and related costs	2,658
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	3,963

Total	$20,473

Operating Income
Operating income decreased $6.6 million, or 1.4% in the first nine months of fiscal year 2006 compared to the prior year. As a percentage of revenues, operating income decreased 3.4%. Operating income in the first nine months of fiscal year 2006 included the following: (1) Losses of $21.9 million related to two underperforming multi-scope human resources contracts (included in various cost of revenues categories). Of this $21.9 million loss, $5 million was related to settlement of various contract disputes with a client, and approximately $2.1 million and $8.4 million related to a contract loss accrual and asset impairment charges, respectively, for another client. These reserves, contract loss accrual and asset impairment are included in other cost of revenues above; (2) $14.7 million related to our restructuring activities (included in various expense categories); (3) $2.9 million of incremental transaction costs related to the Acquired HR Business (included in wages and benefits); (4) $2.4 million provision for uncollectible accounts receivable retained in connection with the sale of the majority of our Federal business in fiscal year 2004 (included in other operating expenses); (5) $4.0 million of legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company (included in other operating expenses); (6) legal settlements and related costs of $3.2 million (included in other operating expenses); (7) gain on sale of our welfare-to-workforce services business of $32.5 million and provisions for estimated legal settlement and uncollectible accounts receivable related to the welfare-to-workforce services business of $3.3 million (included in other operating expenses); (8) provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients of $3.0 million (included in other operating expense); (9) compensation expense of $5.4 million related to the departure of our former Chief Executive Officer and (10) stock-based compensation expense of $25.4 million related to the adoption of SFAS 123(R).
Interest Expense
Interest expense increased $29.9 million, to $40.4 million primarily due to interest expense on the Senior Notes issued in the fourth quarter of fiscal year 2005 and borrowings under our Credit Facility for the purchase of shares during the quarter in our Tender Offer and general corporate purposes, including the Ascom and Livebridge acquisitions and share repurchases under our share repurchase programs.
Other non-operating (income) expense, net
Other non-operating (income) expense increased $4 million to $5.8 million from $1.8 million in the prior year period. Other non-operating income increased primarily due to interest income on cash investments and long-term investments, including those supporting our deferred compensation plans. The compensation cost related to our deferred compensation plan is included in Wages and Benefits. These gains were partially offset by a loss of $4.1 million on the early extinguishment for the balance of the debt issue costs related to our Prior Facility.
Income tax expense
Our effective income tax rate increased to 36.7% in the first nine months of fiscal year 2006 from 34.7% in the same period last year. This effective income tax rate is comprised of the following: an effective income tax rate of 39.9% related to the sale of our welfare-to-workforce services business, and an effective tax rate on operations of 36.4%. Our effective income tax rate is higher than the 35% Federal statutory rate primarily due to the effect of state income taxes. The prior year effective tax rate includes a tax benefit of $9.4 million recognized in the third quarter of fiscal year 2005 related to the fiscal year 2004 divestiture of a majority of our Federal business.
LIQUIDITY AND CAPITAL RESOURCES
We finance our ongoing business operations through cash flows from operations and utilize excess cash flow combined with the issuance of debt and equity to finance our acquisition strategy.
Cash Flow
During the first nine months of fiscal year 2006, we generated approximately $468.5 million in net cash provided by operating activities compared to $472 million in the same period of fiscal year 2005. During the third quarter of fiscal year 2006, we paid approximately $85.8 million related to final settlement of the Mellon Financial Corporation (“Mellon”) transition services agreement. Under the transition services agreement, Mellon provided certain accounting, treasury and payroll services for an interim period. As part of these services, Mellon was also paying certain operational costs on our behalf, such as employee related expenses and accounts payable. This agreement and the related timing of payments to Mellon had a favorable impact on our net cash provided by operating activities for the fourth quarter of fiscal year 2005 and a negative impact our net cash provided by operating activities of approximately $85.8 million in the third quarter of fiscal year 2006 when the Acquired HR Business was fully integrated. In addition, during the third quarter of fiscal year 2006, we paid approximately $26.3 million of incentive compensation to employees of the Acquired HR Business.
In addition to the items related to the Acquired HR Business above, cash flow from operations was impacted by an increase in accounts receivable due to an increase in revenues and timing of collections, payments of approximately $4.9 million related to the departure of our former Chief Executive Officer and the impact of classification of excess tax benefits from stock-based compensation arrangements. These decreases were offset by lower annual incentive compensation payments and timing of payments to vendors. Effective July 1, 2005, excess tax benefits from stock-based compensation arrangements of $17.3 million were reflected as an outflow of cash flows from operating activities and an inflow of cash flows from financing activities in the Consolidated Statements of Cash Flows. In the prior year period, income tax benefits from the exercise of stock options of $20.6 million were reflected as an inflow in cash flows from operating activities. Prior year period cash flows from operating activities were adversely impacted by the payment of a legal settlement of $10 million and the payment of the settlement on the Georgia Contract of $10 million.
Free cash flow (as defined below) was approximately $150 million for the first nine months of fiscal year 2006 versus approximately $272.3 million for the same period of fiscal year 2005. Our capital expenditures, defined as purchases of property, equipment and software, net, and additions to other intangible assets, were approximately $318.5 million, or 8% of total revenues, and $199.6 million, or 6.4% of total revenues, for the first nine months of fiscal years 2006 and 2005, respectively.

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

	Nine months ended March 31,
	2006	2005
Net cash provided by operating activities	$468,460	$471,973
Purchases of property, equipment and software, net	(290,108)	(170,185)
Additions to other intangible assets	(28,386)	(29,444)

Free cash flow	$149,966	$272,344

During the first nine months of fiscal year 2006, net cash used in investing activities was $446.1 million compared to $419 million in the first nine months of fiscal year 2005. In the first nine months of fiscal year 2006, we used $155.2 million for acquisitions, primarily for the purchase of Ascom, LiveBridge, contingent consideration payments for Heritage Information Systems, Inc. and a payment related to the first quarter fiscal year 2005 BlueStar Solutions, Inc. acquisition. In the first nine months of fiscal year 2005, we used $213.3 million for acquisitions, primarily for the purchase of BlueStar Solutions, Inc., Heritage Information Systems, Inc. and Superior Consultants Holdings Corporation. Cash used for the purchase of property, equipment and software and additions to other intangible assets was $318.5 million and $199.6 million for the nine months ended March 31, 2006 and 2005, respectively. The increase in purchases of property, equipment and software, net, and additions to other intangible assets includes software purchases related to our human resources outsourcing business, software development related to our government healthcare business and our Department of Education contract, a new data center and other new business. During the first nine months of fiscal year 2006, we used $16.5 million to acquire intangible assets in connection with the termination of a subcontractor arrangement.
During the nine months ended March 31, 2006, we purchased approximately $17.3 million of U.S. Treasury Notes in conjunction with a contract in our Government segment and pledged them in accordance with the terms of the contract to secure our performance. The U.S. Treasury Notes are classified as held to maturity pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and reflected in other assets in our Consolidated Balance Sheet at March 31, 2006.
During the first nine months of fiscal year 2006 net cash provided by financing activities was $89.9 million and during the first nine months of fiscal year 2005 net cash used in financing activities was $83.3 million. Such financing activities include net borrowings under our Credit Facility; share purchases under the Tender Offer; net payments under our Prior Facility; share purchases under our previously authorized share repurchase programs, proceeds from the exercise of stock options, excess tax benefits from stock-based compensation arrangements and proceeds from the issuance of treasury shares. As discussed above, income tax benefits on stock options were reflected as net cash provided by operating activities in periods prior to July 1, 2005. Also, during the first nine months of fiscal year 2006, we made payments of $23.3 million related to the departure of our former Chief Executive Officer, of which $18.4 million is included in cash flows from financing activities and $4.9 million is included in cash flows from operating activities in the first nine months of fiscal year 2006.
Tender Offer
On January 26, 2006, we announced that our Board of Directors authorized a modified “Dutch Auction” tender offer to purchase up to 55.5 million shares of our Class A common stock at a price per share not less than $56 and not greater than $63 (the “Tender Offer”). The Tender Offer commenced on February 9, 2006, and expired on March 17, 2006 (as extended), and was funded with proceeds from the Term Loan Facility (defined below). Our directors and executive officers, including our Chairman, Darwin Deason, did not tender shares pursuant to the Tender Offer. The number of shares purchased in the Tender Offer was 7,365,110 shares of Class A common stock at an average price of $63 per share plus transaction costs, for an aggregate purchase amount of $475.9 million. As of March 31, 2006, 3,371 of the shares purchased in the Tender Offer were retired and the remaining shares purchased in the Tender Offer, with an aggregate purchase amount of $475.7 million (including transaction costs), were reported in treasury stock as of March 31, 2006 and retired in April 2006.
Credit Agreement
On March 20, 2006, we entered into a Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”). The Credit Facility provides for a senior secured term loan facility of $800 million, with the ability to increase it by up to $3 billion, under certain circumstances (the “Term Loan Facility”) and a senior secured revolving credit facility of $1 billion with the ability to increase it by up to $750 million (the “Revolving Facility”), each of which is described more fully below. At the closing of the Credit Facility, we and certain of our subsidiaries jointly borrowed approximately $800 million under the Term Loan Facility and approximately $93 million under the Revolving Facility. We used the proceeds of the Term Loan Facility to (i) refinance approximately $278 million in outstanding indebtedness under our 5-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 27, 2004 (the “Prior Facility”), (ii) finance the purchase of shares of our Class A common stock tendered in the Company’s “Dutch Auction” tender which expired March 17, 2006 (as extended) and (iii) for the payment of transaction costs, fees and expenses related to the Credit Facility and Dutch Auction. As a result of the refinancing of the Prior Facility, we wrote off approximately $4.1 million in debt issue costs, which was included in other non-operating (income) expense, net. A portion of the proceeds of the Revolving Facility were used to refinance approximately $73 million in outstanding indebtedness under the Prior Facility. The remainder of the proceeds of the Revolving Facility will be used for working capital purposes. In addition, approximately $114 million of letters of credit were issued under the Credit Facility to replace letters of credit outstanding under the Prior Facility. The Prior Facility was terminated on March 20, 2006.
Amounts borrowed under the Term Loan Facility mature on March 20, 2013, and will amortize in quarterly installments in an aggregate annual amount equal to 1% of the aggregate principal amount of the loans advanced, with the balance payable on the final maturity date. Interest on the outstanding balances under the Term Loan Facility is payable, at our option, at a rate equal to the Applicable Margin (as defined in the Credit Facility) plus the fluctuating Base Rate (as defined in the Credit Facility), or at the Applicable Margin plus the current LIBOR (as defined in the Credit Facility). The borrowing rate on the Term Loan Facility at March 31, 2006 was 6.28%.
Proceeds borrowed under the Revolving Facility will be used as needed for general corporate purposes. Amounts under the Revolving Facility are available on a revolving basis until the maturity date of March 20, 2012. The Revolving Facility allows for borrowings up to the full amount of the revolver in either U.S. Dollars or Euros. Up to the U.S. dollar equivalent of $200 million may be borrowed in other currencies, including Sterling, Canadian Dollars, Australian Dollars, Yen, Francs, Drones and New Zealand Dollars. Portions of the Revolving Facility are available for issuances of up to the U.S. dollar equivalent of $700 million of letters of credit and for borrowings of up to the U.S. dollar equivalent of $150 million of swing loans. Interest on outstanding balances under the Revolving Facility is payable, at our option, at a rate equal to the Applicable Margin plus the fluctuating Base Rate, or at the Applicable Margin plus the current LIBOR for the applicable currency . The current interest rate payable under the Revolving Facility at March 31, 2006 ranges from 2.39% to 3.89%, depending upon the currency of the outstanding borrowings.
The Credit Facility includes an uncommitted accordion feature of up to $750 million in the aggregate allowing for future incremental borrowings under the Revolving Facility, which may be used for general corporate purposes. The Credit Facility also includes an additional uncommitted accordion feature of up to $3 billion allowing for future incremental borrowings under the Term Loan Facility which may be used to fund additional purchases of our equity securities or for extinguishment of our Senior Notes.
Obligations under the Credit Facility are guaranteed by us and substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (but only to the extent such guarantees would not result in materially adverse tax consequences). In addition, Credit Facility obligations are secured under certain pledge agreements by (i) a first priority perfected pledge of all notes owned by us and the guarantors and the capital stock of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (subject to certain exceptions, including to the extent the pledge would give rise to additional SEC reporting requirements for our subsidiaries or result in materially adverse tax consequences), and (ii) a first priority perfected security interest in all other assets owned by us and the guarantors, subject to customary exceptions. As required under the indentures governing our outstanding Senior Notes, we have granted equal and ratable liens in favor of the holders of the Senior Notes in all assets discussed above other than the accounts receivable of the Company and our subsidiaries.
Among other fees, we will pay a commitment fee (payable quarterly) based on the amount of unused commitments under the Revolving Facility (not including the uncommitted accordion feature discussed above). The commitment fee payable at March 31, 2006 was 0.375% of the unused commitment. We also pay fees with respect to any letters of credit issued under the Credit Facility. Letter of credit fees at March 31, 2006 were 1.25% of the currently issued and outstanding letters of credit.
The Credit Facility contains customary covenants, including but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, make certain restricted payments, or sell or transfer assets. The Credit Facility also limits the Company’s and our subsidiaries’ ability to incur additional indebtedness. In addition, based upon the total amount advanced under the Term Loan Facility at March 31, 2006, we may not permit our consolidated total leverage ratio to exceed 4.00 to 1.00, nor permit our consolidated senior leverage ratio to exceed 3.00 to 1.00, nor permit our consolidated interest coverage ratio to be less than 4.50 to 1.0 during specified periods.
Upon the occurrence of certain events of default, our obligations under the Credit Facility may be accelerated and the lending commitments under the Credit Facility terminated. Such events of default include, but are not limited to, payment default to lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults with respect to indebtedness or guaranty obligations, voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, or change of control of the Company.
Draws made under our credit facilities are made to fund cash acquisitions, share repurchases and for general working capital requirements. During the trailing twelve months ended March 31, 2006, the balance outstanding under our credit facilities for borrowings ranged from $232 million to $893 million. At March 31, 2006, we had approximately $825.3 million available under our Revolving Credit Facility after giving effect to outstanding indebtedness of $60.7 million and $114 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our Revolving Credit Facility. At March 31, 2006, we had $860.7 million outstanding under our Credit Facility, of which is $850.7 million reflected in long-term debt and $10 million is reflected in current portion of long-term debt, and of which $800 million bore interest at approximately 6.28% and the remainder bore interest from 2.39% to 3.89%. As of the date of this filing, we were in compliance with the covenants of both our Credit Facility and our Senior Notes.
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2006, outstanding surety bonds of $448.1 million and $93.3 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Surety bonds outstanding at March 31, 2006 include approximately $126.9 million related to Ascom’s contractual obligations. Approximately $20.7 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
Following the Tender Offer, our credit ratings were downgraded by each of the principal rating agencies, both to below investment grade. There may be additional reductions in our ratings depending on the timing and amounts that may be drawn under our Credit Facility. As a result, the terms of any financings we choose to enter into in the future may be adversely affected. In addition, as a result of these downgrades, the sureties which provide performance bonds backing our contractual obligations could reduce the availability of these bonds, increase the price of the bonds to us or require us to provide collateral such as a letter of credit. However, we believe that we will continue to have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals. In addition, certain of our commercial outsourcing contracts provide that, in the event our credit ratings are downgraded to certain specified levels, the customer may elect to terminate its contract with us and either pay a reduced termination fee or in some instances, no termination fee. While we do not anticipate that the downgrading of our credit ratings in connection with the Tender Offer will result in a material loss of commercial outsourcing revenue due to the customer’s exercise of these termination rights, there can be no assurance that such a credit ratings downgrade will not adversely affect these customer relationships.
Derivative instruments and hedging activities
We hedge the variability of a portion of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of March 31, 2006, the notional amount of these agreements totaled 186 million pesos ($16.8 million) and will expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. As of March 31, 2006, the unrealized gain on these foreign exchange forward agreements, reflected in accumulated other comprehensive loss, was not material.
As part of the ASCOM acquisition, we acquired foreign exchange forward agreements related to our French operation’s Euro foreign exchange exposure related to their Canadian dollar and United States dollar revenues. These agreements do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, we recorded a gain on hedging instruments of $0.7 million and $0.8 million for the three and nine months ended March 31, 2006 in other non-operating (income) expense, net in our Consolidated Statements of Income. As of March 31, 2006, the notional amount of these agreements totaled 36.4 million Canadian dollars and $4.5 million, and a liability was recorded for the related fair value of approximately ($4.7 million).
Share Repurchase Program
Our Board of Directors previously authorized three share repurchase programs totaling $1.75 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock; on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock, and on October 20, 2005, we announced that our Board of Directors authorized an incremental share repurchase program of up to $500 million of our Class A common stock. These share repurchase plans were terminated on January 25, 2006 by our Board of Directors in contemplation of our Tender Offer, which was announced January 26, 2006 and expired March 17, 2006. The programs, which were open-ended, allowed us to repurchase our shares on the open market from time to time in accordance with Securities and Exchange Commission rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities, and purchases under these plans were funded from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our Prior Facility. As of March 31, 2006, we had repurchased approximately 22.1 million shares at a total cost of approximately $1.1 billion and reissued 0.9 million shares for proceeds totaling $46.5 million to fund contributions to our employee stock purchase plan and 401(k) plan.
Other
At March 31, 2006, we had cash and cash equivalents of $174.9 million compared to $62.7 million at June 30, 2005. Our working capital (defined as current assets less current liabilities) increased $250.6 million to $656.6 million at March 31, 2006 from $406 million at June 30, 2005. Our current ratio (defined as total current assets divided by total current liabilities) was 1.8 and 1.5 at March 31, 2006 and June 30, 2005, respectively. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 34.4% and 21% at March 31, 2006 and June 30, 2005, respectively.
We believe that available cash and cash equivalents, together with cash generated from operations and available borrowings under our Credit Facility, will provide adequate funds for our anticipated internal growth and operating needs, including capital expenditures, and to meet the cash requirements of our contractual obligations. However, with the additional borrowings made in relation to the Tender Offer and if we utilize the unused portion of our Credit Facility, our indebtedness and interest expense would increase, possibly significantly, and our indebtedness could be substantial in relation to our stockholders’ equity. We believe that our expected cash flow from operations, and anticipated access to the unused portion of our new Credit Facility and capital markets will be adequate for our expected liquidity needs, including capital expenditures, and to meet the cash requirements of our contractual obligations. In addition, we intend to continue our growth through acquisitions, which could require significant commitments of capital. In order to pursue such opportunities we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and expansion opportunities and how such opportunities will be financed.
DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     AS OF MARCH 31, 2006 (IN THOUSANDS):

		Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Senior Notes, net of unamortized discount (1)	$499,348	$—	$—	$249,929	$249,419
Long-term debt (1)	861,109	10,147	16,060	16,209	818,693
Capital lease obligations (1)	27,136	12,138	14,748	250	—
Operating leases	1,319,342	327,115	528,173	362,312	101,742
Purchase obligations	34,841	19,452	14,563	826	—

Total Contractual Cash Obligations	$2,741,776	$368,852	$573,544	$629,526	$1,169,854

		Amount of Commitment Expiration per Period
	Total
	Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years

Standby letters of credit	$113,978	$109,278	$4,700	$—	$—
Surety bonds	450,025	399,389	48,764	10	1,862

Total Commercial Commitments	$564,003	$508,667	$53,464	$10	$1,862

(1)	Excludes accrued interest aggregating $10.2 million at March 31, 2006.
We have entered into various contractual agreements to purchase telecom services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2010, and are included in purchase obligations in the table above.
We expect to contribute between $7.2 million and $8.1 million to our pension plans in fiscal year 2006. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of March 31, 2006.
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2006, outstanding surety bonds of $448.1 million and $93.3 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Surety bonds outstanding at March 31, 2006 include approximately $126.9 million related to Ascom’s contractual obligations. Approximately $20.7 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
During the nine months ended March 31, 2006, we purchased approximately $17.3 million of U.S. Treasury Notes in conjunction with a contract in our Government segment, and pledged them in accordance with the terms of the contract to secure our performance. The U.S. Treasury Notes are accounted for as held to maturity pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and reflected in other assets in our Consolidated Balance Sheet at March 31, 2006.
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the first nine months of fiscal year 2006, we made contingent consideration payments of $8.4 million related to acquisitions completed in prior years. As of March 31, 2006, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $69.2 million. Upon satisfaction of the specified contractual criteria, any such payments primarily result in a corresponding increase in goodwill.
We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our Federal business to Lockheed Martin Corporation in fiscal year 2004. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of March 31, 2006, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time. As discussed in Part II, Item 1. Legal Proceedings, we have agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom Air Force Base during the period 1998-2000.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At March 31, 2006, we serviced a FFEL portfolio of approximately 2 million loans with an outstanding principal balance of approximately $27.5 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2006, other accrued liabilities include reserves which we believe to be adequate.
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
Cost of revenues
We present cost of revenues in our Consolidated Statements of Income based on the nature of the costs incurred. Substantially all these costs are incurred in the provision of services to our customers. The selling, general and administrative costs included in cost of revenues are not material and are not separately presented in the Consolidated Statements of Income.

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
In December 2005, we adopted a pension plan for the U.S. employees of Buck Consultants, LLC, a wholly owned subsidiary, which was acquired in connection with the Acquired HR Business. The U.S. pension plan is a funded plan. We have established June 30 as our measurement date for this plan. The plan recognizes service for eligible employees from May 26, 2005, the date of the acquisition of the Acquired HR Business. We recorded prepaid pension costs and projected benefit obligation related to this prior service which will be amortized over 8.7 years and included in the net periodic benefit costs which is included in wages and benefits in our Consolidated Statements of Income.
The following table summarizes the weighted-average assumptions used in the determination of our benefit obligation for our pension plans:

	U.S. Plan	Non-U.S. Plans
	As of
	December 1, 2005 (date of	As of
	plan adoption)	June 30, 2005
Discount rate	5.75%	5.00% - 5.25%
Rate of increase in compensation levels	3.00%	4.25% - 4.40%
The following table summarizes the assumptions used in the determination of our net periodic benefit cost for the year ended June 30, 2006:

	U.S. Plan	Non-U.S. Plans
Discount rate	5.75%	5.00% - 5.25%
Long-term rate of return on assets	8.00%	7.00% - 7.50%
Rate of increase in compensation levels	3.00%	4.25% - 4.40%
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
NEW ACCOUNTING PRONOUNCEMENTS
On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Financial Accounting Standards Board Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” allows companies additional time beyond that provided in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” to determine the impact of the Act on its financial statements and provides guidance for the disclosure of the impact of the Act on the financial statements. Although this incentive is available to us until June 30, 2006, we have determined that we will not repatriate any amounts prior to the expiration of this provision, and accordingly, we have not recognized any income tax expense related to this repatriation provision.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates.
In the third quarter of fiscal year 2006, we entered into a new credit agreement with a $1 billion Revolving Credit Facility and $800 million Term Loan Facility (see Note 11 to our Consolidated Financial Statements for more discussion). These new facilities are variable rate instruments and are subject to market risk from changes in interest rates. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates averaged 10% higher or lower, and if our debt outstanding as of March 31, 2006 under the Credit Facility had been outstanding for the three months ended March 31, 2006, there would have been no material adverse impact on our results of operations or cash flows.
There have been no material changes in our other interest rate market risk from June 30, 2005.
We enter into foreign exchange forward agreements to hedge the variability of a portion of our anticipated future cash flows resulting from fluctuations in the foreign currencies. We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our foreign exchange forward agreements. The foreign exchange risk is computed based on the market value of the forward agreements as affected by changes in the corresponding foreign exchange rates. The sensitivity analysis represents the hypothetical changes in the value of the foreign exchange forward agreements and does not reflect the offsetting gain or loss on the underlying exposure. As of March 31, 2006, a 10% increase in the levels of foreign currency exchange rate with all other variables held constant would have resulted in a decrease in the fair value of our foreign exchange forward agreements of approximately $4.1 million, while a 10% decrease in the levels of foreign currency exchange rate would have resulted in an increase in the fair value of our foreign exchange forward agreements of $5 million.
There have been no material changes in our other foreign currency exchange market risk from June 30, 2005.
For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2006. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were operating effectively as of March 31, 2006. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We are evaluating the impact of our internal investigation of our stock option procedures on our internal control over financial reporting and related report thereon as of June 30, 2005 as well as our disclosure controls and procedures. Subsequent to March 31, 2006 and as the result of our internal investigation regarding our stock option grant procedures, we are changing our stock option grant procedures to require that all future grants will be contemporaneously approved in formal meetings of the compensation committee (or Board of Directors for grants to our independent directors.)

PART II
ITEM 1. LEGAL PROCEEDINGS
On March 3, 2006 we received notice from the Securities and Exchange Commission that it is conducting an informal investigation into certain stock option grants made by us from October 1998 through March 2005. We are responding to the SEC’s request for information and cooperating in the informal investigation. We were advised in the SEC’s notice of the investigation that the SEC’s request should not be construed as an indication by the SEC or its staff that any violations of law have occurred; and nor should the request be considered an adverse reflection upon any person, entity or security. At the direction of our Board of Directors, in response to the informal SEC investigation noted above, we have commenced an internal investigation through our regular outside counsel into our historical stock options practices from 1994 to the present under our stock option plans in effect during this period, including a review of our underlying option grant documentation and procedures. Our internal investigation is ongoing and not complete as of the date of this filing.
Notwithstanding the accounting determination described in Note 3 to our Consolidated Financial Statements, based on the initial findings of our internal investigation, we do not believe that any director or officer of the Company has engaged in the intentional backdating of stock option grants in order to achieve a more advantageous exercise price.
On April 7, 2006 a shareholder derivative lawsuit was filed in Dallas County District Court naming us as a nominal defendant and naming all of our directors, other than Lynn Blodgett, as defendants. Jeffrey A. Rich, a former director and officer, was also named as a defendant. The lawsuit alleges breaches of fiduciary duties and unjust enrichment related to stock option grants to certain executive officers during the period from 1996 through 2002 and related to our purchase of vested stock options from Mr. Rich in connection with Mr. Rich’s resignation as our chief executive officer in September 2005. We have also been notified that the same law firm representing the plaintiff in this case has filed a duplicate lawsuit in Dallas County District Court. It appears that the only difference in the two cases is that the plaintiff in the first case is not a resident of Texas and the plaintiff in the second case may be a Texas resident. We initially removed the first case to Federal District Court in Dallas; however, that case has now been remanded to Dallas County District Court. We expect that the two cases will be consolidated in Dallas County District Court. We do not believe the claims in either case have merit and we intend to vigorously defend the cases.
On May 2, 2006 a shareholder derivative lawsuit was filed in the Chancery Court of Delaware (New Castle County) naming us as a nominal defendant and naming our directors, other than Livingston Kosberg, Dennis McCuistion and Lynn Blodgett, as defendants. Jeffrey A. Rich, a former director and officer, was also named as a defendant. The lawsuit alleges breaches of fiduciary duties and unjust enrichment related to stock option grants to certain executive officers during the period from 1998 through mid-2002. We do not believe the claims in this case have merit and we intend to vigorously defend this case.
We and one of our Canadian subsidiaries, ACS Public Sector Solutions, Inc., received a summons issued February 15, 2006 by the Alberta Department of Justice requiring us and our subsidiary to answer a charge of a violation of a Canadian Federal law which prohibits giving, offering or agreeing to give or offer any reward, advantage or benefit as consideration for receiving any favor in connection with a business relationship. The charge covers the period from January 1, 1998 through June 4, 2004 and references the involvement of certain Edmonton, Alberta police officials. Two Edmonton police officials have been separately charged for violation of this law. The alleged violation relates to the subsidiary’s contract with the City of Edmonton for photo enforcement services. We acquired this subsidiary and contract from Lockheed Martin Corporation in August 2001 when we acquired Lockheed Martin IMS Corporation. The contract currently is on a month-to-month term with annual revenue of approximately $2.1 million (U.S. dollars). A renewal contract had been awarded to our subsidiary in 2004 on a sole source basis, but this renewal award was rescinded by the City of Edmonton and a subsequent request for proposals for an expanded photo enforcement contract was issued in September 2004. Prior to announcement of any award, however, the City of Edmonton suspended this procurement process pending the completion of the investigation by the Royal Canadian Mounted Police which led to the February 15, 2006 summons. We are continuing our internal investigation of this matter. We notified the U.S. Department of Justice and the U.S. Securities and Exchange Commission upon our receipt of the summons and continue to periodically report the status of this matter to them. We expect that a preliminary hearing in this case will be scheduled for late February or March 2007. Based on our findings to date from our internal investigation, we believe we have sustainable defenses to the charge and we intend to vigorously defend against it.
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

Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. We believe that the inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio but may also extend to the conduct of ACS SLS and Tier with respect to the bidding process for child support contracts in certain other states. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $11.4 million and $10.9 million in the third quarter of fiscal years 2006 and 2005, respectively, and $33.9 million and $32.4 million in the first nine months of fiscal years 2006 and 2005, respectively, representing approximately 0.9% and 1% of our revenues for the third quarter of fiscal years 2006 and 2005, respectively, and 0.9% and 1% of our revenues for the first nine months of fiscal years 2006 and 2005, respectively. Our teaming arrangement with Tier also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time.
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 0.9% of our revenues for the third quarter of fiscal year 2005, respectively, and 0.5% and 1% of our revenues for the first nine months of fiscal years 2006 and 2005, respectively. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ and DOL in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. We anticipate that we may receive additional subpoenas for information in other Florida Workforce regions as a result of the AWI report issued in January 2004. During the second quarter of fiscal year 2006, we sold substantially all of our welfare-to-workforce services business. However, we retained the liabilities for this business which arose from activities prior to the date of closing, including the contingent liabilities discussed above.
In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
There are no material changes to the Risk Factors described under the title “Risks Related to our Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 other than the addition of Risk Factors described below as “Leverage position”, “Reduction of credit rating” and “Actuarial consulting services and benefit plan management-potential claims”; changes made to further amplify where a risk related event may arise or the resultant impact of such event; and changes where information is date specific.
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
Leverage position
As of March 31, 2006, we have outstanding approximately $500 million of Senior Notes we sold in a public offering in June 2005, and approximately $861 million is drawn under our Credit Facility. In addition, we may become obligated under our Credit Facility for up to $1.8 billion, with the right under certain circumstances to exercise uncommitted accordion features that could increase the facility up to $3.75 billion. Substantially all of our assets will be pledged to secure our Credit Facility and our Senior Notes. If we are fully drawn under our Credit Facility (including the increase resulting from the accordion features of $3.75 billion), the book value of our equity may be in a deficit position. It will be necessary to utilize cash flow from operating activities to fund debt service cost related to our indebtedness. If we fail to have sufficient cash flow to satisfy the debt service cost for our indebtedness, then we could default on our indebtedness, resulting in foreclosure on the assets used to conduct our business. In addition, reduction of our available cash flow may negatively impact our business, including our ability to make future acquisitions, ability to compete for customer contracts requiring upfront capital costs, and our ability to meet our other obligations. Further, the amount of our indebtedness and our reduction in available cash flow may limit our ability to obtain further debt or equity financing.
Reduction of credit rating
The ratings agencies have reduced the ratings on our current outstanding obligations resulting in our ratings being below investment grade. There may be additional reductions in our ratings depending if we incur additional indebtedness, including amounts that may be drawn under our Credit Facility. Failure to maintain our investment grade rating could negatively impact our ability to renew contracts with our existing customers, limit our ability to compete for new customers, result in increased premiums for surety bonds to support our customer contracts, and/or result in a requirement that we provide collateral to secure our surety bonds. Further, certain of our commercial outsourcing contracts provide that in the event our credit ratings are downgraded to specified levels, the customer may elect to terminate its contract with us and either pay a reduced termination fee or, in some limited instances, no termination fee. A credit ratings downgrade could adversely affect these customer relationships.
Loss of or reduction of business from, significant clients
Our revenues, profitability and cash flow could be materially adversely affected by the loss of significant clients and/or the reduction of volumes and services provided to our significant clients as a result of, among other things, their merger or acquisition, divestiture of assets or businesses, contract expiration, non-renewal or early termination, or business failure or deterioration. In addition, we incur fixed costs related to our information technology outsourcing and business process outsourcing clients. Therefore the loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, thereby reducing our profitability and cash flow.
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
Failure to properly manage our operations and our growth
We have rapidly expanded our operations in recent years. We intend to continue expansion in the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures, and controls on a timely basis. If we fail to implement these systems, procedures and controls on a timely basis, we may not be able to service our clients’ needs, hire and retain new employees, pursue new business, complete future acquisitions or operate our businesses effectively. We could also trigger contractual credits to clients. Failure to properly transition new clients to our systems, properly budget transition costs or accurately estimate new contract operational costs could result in delays in our contract performance, trigger service level penalties, impairments of fixed or intangible assets or result in contracts whose profit margins did not meet our expectations or our historical profit margins. Failure to properly integrate acquired operations could result in increased cost. As a result of any of these problems associated with expansion, our business, financial condition, results of operations and cash flow could be materially and adversely affected.
Government clients — termination rights, audits and investigations
Approximately 41% of our revenues are derived from contracts with state and local governments and from a contract with the Department of Education. Governments and their agencies may terminate most of these contracts at any time, without cause. Also, our Department of Education contract is subject to the approval of appropriations being made by the United States Congress to fund the expenditures to be made by the Federal government under this contract. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flow. Further, the negative publicity that arises from findings in such audits, investigations or the penalties or sanctions therefore could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.
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
Budget deficits at or fluctuations in the number of requests for proposals issued by, state and local governments and their agencies
Approximately 41% of our revenues are derived from contracts with Federal, state and local governments and their agencies. Currently, many state and local governments that we have contracts with are facing potential budget deficits. Also, the number of requests for proposals issued by state and local government agencies is subject to fluctuation. It is unclear what impact, if any, these deficits may have on our future business, revenues, results of operations and cash flow.
International risks
Recently we have expanded our international operations and also continually contemplate the acquisition of companies formed and operating in foreign countries. We have approximately 16,000 employees in Mexico, Guatemala, India, Ghana, Jamaica, Dominican Republic, Spain, Malaysia, Ireland, Germany, China, United Kingdom and Canada, as well as a number of other countries, that primarily support our commercial business process and information technology outsourcing services. Our international operations and acquisitions are subject to a number of risks. These risks include the possible impact on our operations of the laws of foreign countries where we may do business including, among others, data privacy, laws regarding licensing and labor council requirements. In addition, we may experience difficulty integrating the management and operations of businesses we acquire internationally, and we may have difficulty attracting, retaining and motivating highly skilled and qualified personnel to staff key managerial positions in our ongoing international operations. Further, our international operations and acquisitions are subject to a number of risks related to general economic and political conditions in foreign countries where we operate, including, among others, fluctuations in foreign currency exchange rates, cultural differences, political instability and additional expenses and risks inherent in conducting operations in geographically distant locations. Our international operations and acquisitions may also be impacted by trade restrictions, such as tariffs and duties or other trade controls imposed by the United States or other jurisdictions, as well as other factors that may adversely affect our business, financial condition and operating results. Because of these foreign operations we are subject to regulations, such as those administered by the Department of Treasury’s Office of Foreign Assets Controls (“OFAC”) and export control regulations administered by the Department of Commerce. Violation of these regulations could result in fines, criminal sanctions against our officers, and prohibitions against exporting, as well as damage to our reputation, which could adversely affect our business, financial condition and operating results.
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
Servicing Risks
We service (for various lenders and under various service agreements) a portfolio of approximately $27.5 billion of loans, as of March 31, 2006, made under the Federal Family Education Loan Program, which loans are guaranteed by a Federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors previously authorized three share repurchase programs totaling $1.75 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock; on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock, and on October 20, 2005, we announced that our Board of Directors authorized an incremental share repurchase program of up to $500 million of our Class A common stock. These share repurchase plans were terminated on January 25, 2006 by our Board of Directors in contemplation of our Tender Offer, which was announced January 26, 2006 and expired March 17, 2006. The programs, which were open-ended, allowed us to repurchase our shares on the open market from time to time in accordance with Securities and Exchange Commission rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities, and purchases under these plans were funded from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our Prior Facility. As of March 31, 2006, we had repurchased approximately 22.1 million shares at a total cost of approximately $1.1 billion and reissued 0.9 million shares for proceeds totaling $46.5 million to fund contributions to our employee stock purchase plan and 401(k) plan.
Repurchase activity for the quarter ended March 31, 2006 is reflected in the table below. Please refer to the discussion above for the cumulative repurchases under our previous share repurchase programs.

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares that
	Total number	Average	as part of publicly	may yet be purchased
	shares of	price paid per	announced plans	under the plans or
Period	purchased	share	or programs	programs

Inception through December 31, 2005	22,075,914	$50.27	22,075,914	$640,206,270

January 1 — January 25, 2006	—	—	—	—

Shares repurchased pursuant to Tender Offer (1)	7,365,110	$63.00	7,365,110	—

Inception through March 31, 2006	29,441,024	$53.46	29,441,024	$—

(1) Tender Offer
On January 26, 2006, we announced that our Board of Directors authorized a modified “Dutch Auction” tender offer to purchase up to 55.5 million shares of our Class A common stock at a price per share not less than $56 and not greater than $63 (the “Tender Offer”). The Tender Offer commenced on February 9, 2006, and expired on March 17, 2006 (as extended), and was funded with proceeds from the Term Loan Facility (defined below). Our directors and executive officers, including our Chairman, Darwin Deason, did not tender shares pursuant to the Tender Offer. The number of shares purchased in the Tender Offer was 7,365,110 shares of Class A common stock at an average price of $63 per share plus transaction costs, for an aggregate purchase amount of $475.9 million. As of March 31, 2006, 3,371 of the shares purchased in the Tender Offer were retired and the remaining shares purchased in the Tender Offer, with an aggregate purchase amount of $475.7 million (including transaction costs), were reported in treasury stock as of March 31, 2006 and retired in April 2006.

ITEM 6. EXHIBITS
a.)	Exhibits

Reference is made to the Index to Exhibits beginning on page 55 for a list of all exhibits filed as part of this report.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 2006.

AFFILIATED COMPUTER SERVICES, INC.
By:	/s/ Warren D. Edwards
Warren D. Edwards
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
2.1	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).
2.2	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).
2.3	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).
3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).
3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).
3.3	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on September 11, 2003 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).
4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).
4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between Affiliated Computer Services, Inc. and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).
4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between Affiliated Computer Services, Inc. and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).
4.4	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.3)).
4.5	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.6	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.7	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.8	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.9	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
9.1	Voting Agreement dated February 9, 2006 by and between Affiliated Computer Services, Inc. and Darwin Deason. (filed as Exhibit 9.1 to our Quarterly Report on Form 10-Q filed November 9, 2005 and incorporated herein by reference).
10.1†	Amendment No. 1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004 (filed as Exhibit 4.6 to our Registration Statement on Form S-8, filed December 6, 2005 and incorporated herein by reference).
10.2	Credit Agreement, dated March 20, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiaries parties thereto, as Borrowers, Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets.

Exhibit
Number	Exhibit Name
Inc., as Sole Lead Arranger and Book Runner, and various other agents, lenders and issuers (filed as Exhibit 10.1 on Form 8-K, filed March 21, 2006 and incorporated herein by this reference).
10.3	Pledge and Security Agreement, dated March 20, 2006, by and among Affiliated Computer Services and certain of its subsidiaries, and Citicorp USA, Inc., as agent Administrative Agent (filed as Exhibit 10.2 on Form 8-K, filed March 21, 2006 and incorporated herein by this reference).
10.4	Deed of Assignment, dated March 20, 2006, by and among the companies listed on Schedule thereto, as Assignors, and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 on Form 8-K, filed March 21, 2006 and incorporated herein by this reference).
10.5	Assignment of Receivables, dated March 20, 2006, by and among the entities listed in Schedule 1 thereto, as Assignors, and Citicorp USA, Inc. as Security Agent (filed as Exhibit 10.4 on Form 8-K, filed March 21, 2006 and incorporated herein by this reference).
10.6	Agreement and Deed of the Creation of a First Ranking Right of Pledge of Shares in Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.5 on Form 8-K, filed March 21, 2006 and incorporated herein by this reference).
10.7	Agreement and Deed of the Creation of a First Ranking Right of Pledge of Receivables of Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.6 on Form 8-K, filed March 21, 2006 and incorporated herein by this reference).
10.8*	Form of Stock Option Agreement (Switerland, Canton of Fribourg).
10.9*	Form of Stock Option Agreement (Switerland, Cantons of Aargau, Basel-Landschaft, Bern & Zurich).
31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.