Form 10-K
period 2006-06-30
AFFILIATED COMPUTER SERVICES INC
filed 2007-01-23
CIK 2135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2006
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.
  Yes ☐     No ☑

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

As of January 12, 2007, 92,314,491 shares of Class A common stock and 6,599,372 shares of Class B common stock were outstanding. The aggregate market value of the Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of the last business day of the second quarter of fiscal year 2007 approximated $4,411,795,197.

DOCUMENTS INCORPORATED BY REFERENCE: None

AFFILIATED COMPUTER SERVICES, INC.

FORM 10-K
for the Fiscal Year Ended June 30, 2006

i

EXPLANATORY NOTE

We conducted an internal investigation into our historical stock option grant practices during the period 1994 to 2005 and the related disclosure in our Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed May 15, 2006 in response to a pending informal investigation by the Securities and Exchange Commission and a grand jury subpoena issued by the United States District Court, Southern District of New York. That internal investigation was conducted by a special committee of our Board of Directors consisting of all the independent directors with the assistance of specially-engaged independent outside legal counsel. That investigation has now been completed and our Board of Directors received a report on the results of that investigation on November 9, 2006. Please see “Review of Stock Option Grant Practices” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our Consolidated Financial Statements for a discussion related to our investigation.

Subsequent to the conclusion of our internal investigation, we concluded that our consolidated financial statements for each of the first three quarters of the fiscal year ended June 30, 2006, each of the quarters of the fiscal year ended June 30, 2005 and each of the fiscal years ended June 30, 2005 and June 30, 2004, as well as the selected consolidated financial data for the fiscal years ended June 30, 2003 and 2002 should be restated to record additional non-cash stock-based compensation expense resulting from stock options granted during 1994 to 2005 that were incorrectly accounted for under generally accepted accounting principles and related income tax effects. Related income tax effects include deferred income tax benefits on the compensation expense, and additional income tax liabilities, with adjustments to additional paid-in capital and estimated penalties and interest related to the application of Internal Revenue Code Section 162(m) and related Treasury Regulations to stock-based executive compensation previously deducted, that is now no longer deductible as a result of revised measurement dates of certain stock option grants. We have also included in our restatements additional income tax liabilities and estimated penalties and interest, with adjustments to additional paid-in capital and income tax expense, related to certain cash and stock-based executive compensation deductions previously taken under Section 162(m), which we believe may now be non-deductible as a result of information that has been obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. Our decision to restate our financial statements was based on the facts obtained by management and the special committee.

As a result of the foregoing, we have restated herein our financial statements for each of the first three quarters of fiscal year 2006, each of the quarters of fiscal year 2005 and for each of the fiscal years ended June 30, 2005 and 2004 in our Consolidated Financial Statements. We present the effects of the restatement on our consolidated financial statements for the fiscal years ended June 30, 2003 and 2002 in Item 6, “Selected Consolidated Financial Data.” We show the effects of the restatement on each of the first three quarters of fiscal year 2006 and each of the quarters of fiscal year 2005 in Note 28 to our Consolidated Financial Statements.

We have determined that the cumulative, pre-tax, non-cash stock-based compensation expense resulting from revised measurement dates was approximately $51.2 million during the period from our initial public offering in 1994 through June 30, 2006. The corrections made in the restatement relate to options covering approximately 19.4 million shares. We recorded additional stock-based compensation expense of $2.1 million for the fiscal year ended June 30, 2006 and $6.1 million and $7.5 million for the fiscal years ended June 30, 2005 and 2004, respectively, and $35.5 million for fiscal years ending prior to fiscal 2004. Previously reported total revenues were not impacted by our restatement.

The following table summarizes the impact of our restatement (dollars in thousands):

	Fiscal year ended June 30,
				Cumulative
				prior to
	2006	2005	2004	2004

Additional non-cash stock-based compensation expense	$2,134	$6,061	$7,527	$35,485
Change in net income	$(3,290)	$(6,376)	$(8,115)	$(32,070)

We have not amended and we do not intend to amend any of our other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement, as we present restated quarterly financial information for each of the quarters in fiscal years 2006 and 2005 in Note 28 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The impact of the restatements on the interim periods of each of the first three quarters of fiscal year ended June 30, 2006 and each of the quarters of fiscal year ended June 30, 2005 are disclosed in Note 28 to our Consolidated Financial Statements. These restatements did not have a material impact on our analysis of results of operations, financial position and changes in financial position included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our previously filed Quarterly Reports on Form 10-Q. Accordingly, we have not updated those discussions and analyses in our restatement.

ii

PART I

ITEM 1.	BUSINESS

General

We are a Fortune 500 and S&P 500 company with approximately 58,000 employees providing business process outsourcing and information technology services to commercial and government clients. We were incorporated in Delaware on June 8, 1988 and are based in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.

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

Revenues for fiscal year 2006 totaled approximately $5.4 billion. We have two reporting segments which serve commercial and government clients. Our Commercial segment accounted for approximately $3.2 billion, or 59% of our fiscal year 2006 revenues. We provide business process outsourcing, information technology services, systems integration services and consulting services to our commercial sector clients. We provide services to a variety of clients worldwide, including healthcare providers and payors, manufacturers, retailers, wholesale distributors, utilities, entertainment companies, higher education institutions, financial institutions, insurance and transportation companies. Our business process outsourcing services include administration, human resources and related consulting, finance and accounting, customer care, and payment services. Our information technology services include mainframe, midrange, desktop, network, consulting and web-hosting solutions. Our systems integration services include application development and implementation, applications outsourcing, technical support and training, as well as network design and installation services. Our consulting services include retirement, health and welfare, communications and compensation services to human resource departments of companies in various industries and information technology consulting services to the healthcare industry and others.

We are a leading provider of business process outsourcing, information technology services and systems integration services to government agencies. During fiscal year 2006, revenues from our Government segment accounted for approximately $2.2 billion, or 41% of our revenues. We provide technology-based services with a focus on transaction processing and program management services such as Medicaid fiscal agent services, child support payment processing, electronic toll collection, loan processing, and traffic violations processing. We provide fare collection and parking management systems to customers in North America, South America, Europe, Asia and Australia. We design, develop, implement, and operate large-scale health and human services programs and the information technology solutions that support those programs. Our Government segment includes our relationship with the United States Department of Education (the “Department of Education”), for which we service Federal student loans, including their Direct Student Loan program. This relationship represents approximately 4% of our consolidated revenues and is our largest single client.

Market Overview

The demand for our services has grown in recent years, and we believe that this will continue to increase in the future as a result of strategic, financial and technological factors. These factors include:

•	the desire of organizations to focus on their core competencies;

•	the desire of organizations to drive process improvements by improving service quality and the speed of execution;

•	the desire of organizations to have a workforce that is able to expand and contract in relation to their business volumes;

•	the increasing acceptance by commercial organizations to utilize offshore resources for business process outsourcing;

•	the increasing complexity of information technology systems and the need to connect electronically with citizens, clients, suppliers, and other external and internal systems;

•	the increasing requirements for rapid processing of information and the instantaneous communication of large amounts of data to multiple locations; and

•	the desire by organizations to take advantage of the latest advances in technology without the cost and resource commitment required to maintain in-house systems.

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

Consulting Services — We seek to provide consulting services in certain vertical markets where we can utilize our resources and thought leadership to attempt to both expand the services we provide to our existing business process outsourcing and information technology services clients and respond to new client’s needs.

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

Segment Information

During the last three fiscal years, our revenues by segment were as follows (in thousands):

	Year ended June 30,
	2006	2005	2004

Commercial(1)	$3,167,630	$2,175,087	$1,678,364
Government(2)	2,186,031	2,176,072	2,428,029

Total Revenues	$5,353,661	$4,351,159	$4,106,393

(1)	Includes $6.9 million of revenues for fiscal year 2004 from operations divested through June 30, 2004.

(2)	Includes $104.5 million, $218.6 million, and $488.5 million of revenues for fiscal years 2006, 2005 and 2004, respectively, from operations divested through June 30, 2006.

Please refer to Note 26 of the Notes to Consolidated Financial Statements for further discussion of our segments.

Commercial

Within the Commercial segment, which represents approximately 59% of our fiscal year 2006 consolidated revenues, we provide our clients with business process outsourcing, information technology services, systems integration services and consulting services. Pricing for our services in the commercial market varies by type of service. For business process outsourcing services, we typically price these services on the basis of the number of accounts, resources utilized or transactions processed. For consulting services, we typically price these services on a time and materials or fixed fee basis. Our information technology services are normally priced on a resource utilization basis. Resources utilized include processing time, the number of desktops managed, professional services and consulting, data storage and retrieval utilization, customer accounts, customer employee headcount and output media utilized. Our systems integration services are generally offered on a time and materials basis to clients under short-term contractual arrangements.

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

Payment Services — We provide loan origination and servicing and clearinghouse services.

We receive client information in all media formats including over the web, EDI, fax, voice, paper, microfilm, computer tape, optical disk, or CD ROM. Information is typically digitized upon receipt and sent through our proprietary workflow software, which is tailored to our clients’ process requirements. Utilizing network technology, we have developed expertise in transmitting data around the world to our international workforce. We have approximately 15,000 employees in Mexico, India, Ghana, Jamaica, Guatemala, Canada, Spain, United Kingdom, Dominican Republic, Malaysia, and the Philippines, as well as a number of other countries, that primarily support our commercial business process and information technology services. A majority of our business process outsourcing workforce is compensated using performance-based metrics, and as a result, their individual compensation varies with our clients’ transaction volumes, together with the quality and productivity generated by the workforce.

Information Technology Services
We offer a complete range of information technology services solutions to businesses desiring to improve the performance of their information technology organizations. Our information technology services solutions include the delivery of information processing services on a remote basis from host data centers that provide processing capacity, network management and desktop support. Information processing services include mainframe, mid-range, desktop, network, consulting and web-hosting solutions.

We provide our information technology services solutions through extensive data center networks that support our commercial and government clients. Our data centers and clients are connected via an extensive telecommunications network. We monitor and maintain local and wide area networks on a seven-day, 24 — hour basis and provide shared hub satellite transmission service as an alternative to multi-drop and point-to-point hard line telecommunications networks.

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

Consulting Services
We provide human resources consulting services to major corporations. Our human resources consulting services include actuarial services and the design and implementation of retirement, health and welfare, compensation, communications and broader human resources programs. Our services assist clients with managing their human capital more efficiently helping them to meet business objectives while lowering their overall costs. We also provide information technology consulting services to the healthcare industry and others.

Government

We are a leading provider of business process outsourcing, information technology services and system integration services to government agencies. Approximately 41% of our fiscal year 2006 consolidated revenues were derived from contracts with government clients. Our Government segment includes our relationship with the Department of Education, for which we service Federal student loans, including their Direct Student Loan program, and which represents approximately 4% of our consolidated revenues. Our services help government agencies reduce operating costs, increase revenue streams and increase the quality of services to citizens. Government clients may terminate most of these contracts at any time, without cause, for convenience or lack of funding. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government.

Pricing for our services in the government market is generally determined based on the number of transactions processed, the number of human services cases managed or, in instances where a systems development project is required, for example, in government healthcare, we generally price our services on a fixed fee basis for the development work.

In connection with the sale of the Divested Federal Business (defined below) in November 2003, we entered into a five-year non-competition agreement with Lockheed Martin Corporation that generally prohibits us from offering services or products that were previously provided by the Divested Federal Business. This non-competition agreement does not prohibit us from entering into the Federal government market for services not previously provided by the Divested Federal Business, such as the Federal healthcare market, nor does it restrict us from expanding our relationship with the Department of Education.

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

We provide information technology software and services in support of state and local courts for case management and juror selection management. We provide government records management via indexing and recording solutions. We provide records management software to the fire service industry. The product is scalable, manages all aspects of fire department record management and is integrated with other public safety systems. These products include mobile applications for in the field data entry and presentation of vital fire service information.

For city and county governments, we develop and support integrated application suites that assist in meeting administrative and financial accounting requirements. We also provide tax products and services to county government.

We provide information technology services to state and local governments throughout the United States. Our information technology services include full data center management, application integration and maintenance, network management and security, seat management, helpdesk services, and disaster recovery services.

Government Healthcare Solutions
We design, develop, implement and operate large-scale healthcare programs such as Medicaid, child and pharmacy benefit management programs, and the information technology solutions that support those programs. We support approximately 22 million program recipients and process nearly 545 million Medicaid healthcare claims annually, representing more than $42 billion in provider payments. As a leading government program pharmacy benefits administrator, we serve 27 programs in 24 states and the District of Columbia. We also operate state pharmacy benefits management programs that assist states in controlling prescription drug costs, pharmacy intervention and surveillance, and the processing of drug claims.

Transportation Solutions
We focus on six areas in our transportation solutions unit: electronic toll collection, fare collection for transit systems, off-street parking systems, motor vehicle services, commercial vehicle operations and roadside enforcement programs. Within electronic toll collection, we offer toll agencies an array of services including the operation of the back-office customer service center, lane installation and integration, and toll processing. We currently operate the E-Z Pass programs in New Jersey and New York, the largest electronic toll collection programs in the world. In fare collection, we have an installed base of urban and interurban transit systems. Our fare collection systems are in operation in North America, South America, Europe, Asia and Australia. We are also a leader in off-street parking systems, with installations in U.S. airports and smaller-scale systems in parking garages, car parks, and other parking facilities in North America as well as Europe. Within motor vehicle services, we assist states in processing fuel tax and registration revenues. Within commercial vehicle operations, we offer a nationwide network that electronically checks safety credentials and weighs trucks at highway speed, granting participating truckers authorization to bypass open weigh stations and ports-of-entry without stopping. Finally, in our roadside enforcement programs we process on-street parking violations, provide turnkey photo systems for red light and speed enforcement, and provide billing and collection solutions for emergency medical services.

U.S. Department of Education
Our largest contract is with the Department of Education. We have provided loan servicing for the Department of Education’s Direct Student Loan program for over ten years. In 2003 the Department conducted a competitive procurement for its “Common Services for Borrowers” initiative (“CSB”). CSB was a modernization initiative which integrated a number of services for the Department, allowing the Department to increase service quality while saving overall program costs. In November 2003 the Department awarded us the CSB contract. Under this contract we provide comprehensive loan servicing, consolidation loan processing, debt collection services on delinquent accounts, IT infrastructure operations and support, maintenance and development of information systems, and portfolio management services for the Department of Education’s Direct Student Loan program. We are also developing software for use in delivering these services. The CSB contract has a 5-year base term which began in January 2004 and provides the Department of Education five one-year options to extend after the base term. We estimate that our revenues from the CSB contract will exceed $1 billion in total over the base term of the contract. Annual revenues from this contract represent approximately 4% of our fiscal year 2006 revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Significant Developments — Fiscal Year 2006 — Subsequent Events” for a description of how a potential change in our software development model may affect our results of operations and financial condition.

Finance and Revenue Solutions
We are a leading provider of unclaimed property collection services, currently serving all 50 states, the District of Columbia and Puerto Rico.

Revenues by Service Line

Our revenues by service line over the past three years are shown in the following table (in thousands):

	Year ended June 30,
	2006	2005	2004

Business process outsourcing(1)	$3,996,558	$3,237,981	$3,017,699
Information technology services	971,832	858,639	694,890
Systems integration services(2)	385,271	254,539	393,804

Total	$5,353,661	$4,351,159	$4,106,393

(1)	Includes $104.2 million, $218 million and $276.8 million of revenues for fiscal years 2006, 2005 and 2004, respectively, from operations divested through June 30, 2006.

(2)	Includes $0.3 million, $0.6 million and $218.6 million of revenues for fiscal years 2006, 2005, and 2004, respectively, from operations divested through June 30, 2006.

Client Base

We achieve growth in our client base through marketing our business process, information technology and system integration services and acquiring companies that allow us to expand our service offerings. Within the Commercial segment, we serve the major vertical markets that spend heavily on technology including healthcare providers and payors, manufacturers, retailers, wholesale distributors, utilities, entertainment companies, higher education institutions, financial institutions, insurance and transportation companies. Within the Government segment, our clients include a wide variety of federal, state and municipal governments and agencies including the U.S. Department of Education. Our business with government clients is subject to various risks, including the reduction or modification of contracts due to changing government needs and requirements. We may lose clients due to mergers, business failures, or clients’ conversion to a competing processor or to an in-house system. Government contracts, by their terms, generally can be terminated for convenience by the government, which means that the government may terminate the contract at any time, without cause. Please refer to “Item 1A. Risk Factors” for further discussion of the risks related to our business.

Our five largest clients accounted for approximately 13%, 15% and 14% of our fiscal years 2006, 2005 and 2004 revenues, respectively. Our largest client, the Department of Education, represented approximately 4%, 5% and 5% of our consolidated revenues for fiscal years 2006, 2005 and 2004, respectively.

Geographic information

Approximately 95%, 97% and 97% of our consolidated revenues for fiscal years 2006, 2005 and 2004, respectively, were derived from domestic clients. As of June 30, 2006 and 2005, approximately 92% and 93% of our long-lived assets, respectively, were located in the United States. Of our long-lived assets located outside the United States, the largest concentrations are in France, with approximately 2% of our total long-lived assets as of June 30, 2006 and in Mexico, with approximately 1.6% of our total long-lived assets as of June 30, 2005. Please see “Item 1A. Risk Factors” for a discussion of the risks associated with our international operations.

Competition

The markets for our services are intensely competitive and highly fragmented. We believe our competitive advantage comes from our use of world-class technology, subject matter expertise, process reengineering skills, proprietary software, global production model, productivity-based compensation and the price of services.

We compete in the commercial market by offering value added business process outsourcing, information technology and system integration services. The competition for our commercial outsourcing services is primarily the in-house departments performing the function we are seeking to outsource, as well as Accenture, Computer Sciences Corporation, Electronic Data Systems Corporation (“EDS”), Hewitt Associates, International Business Machines (“IBM”), Perot Systems, and, to a lessor extent, Indian service providers. We may be required to purchase technology assets from prospective clients or to provide financial assistance to prospective clients in order to obtain their contracts. Many of our competitors have substantially greater resources and thus, may have a greater ability to obtain client contracts where sizable asset purchases, investments or financing support are required.

We compete in the government market by offering a broad range of business process outsourcing services and information technology services. Competition in the government market is fragmented by line of services and we are a leading provider in most of the areas we serve. We primarily compete in the government market with Accenture, Convergys, EDS, IBM, JP Morgan, Maximus, Roper Industries, Northrop Grumman Corporation, Coventry Health Care, Inc. and Unisys Corp.

In the future, competition could continue to emerge from large computer hardware or software providers and consulting companies as they shift their business strategy to include services. Competition has also emerged from European and Indian service providers seeking to expand into our markets and from large consulting companies seeking operational outsourcing opportunities.

Employees

We believe that our success depends on our continuing ability to attract and retain skilled technical, marketing and management personnel. As of June 30, 2006, we had approximately 58,000 employees, including approximately 42,000 employed domestically, with the balance employed in our international operations. Of our domestic employees, approximately 70 are represented by a union. Approximately 1,100 of our international employees are represented by unions, primarily in Mexico. Approximately 1,100 of our European employees and approximately 300 of our employees in Brazil are subject to collective bargaining agreements. Employment arrangements for our international employees are often governed by works or labor council arrangements. We have had no work stoppages or strikes by our employees. Management considers its relations with employees and union officials to be good. Please see “Item 1A. Risk Factors” for a discussion of the risks associated with our international operations.

As of June 30, 2006, approximately 48,000 domestic and international employees provide services to our commercial clients and approximately 10,000 of primarily domestic employees provide services to our government clients.

Certifications and Governance

We have included the CEO and CFO certifications required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as Exhibits 31.1 and 31.2, respectively, to this fiscal year 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Annual CEO Certification, as required by Section 303A.12(a) of the NYSE’s listing rules, regarding our compliance with the corporate governance listing standards of the New York Stock Exchange (“NYSE”), was submitted to the NYSE on December 29, 2006.

U.S. Securities and Exchange Commission Reports

All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the SEC on or after May 14, 1996 are available free of charge through our internet website, www.acs-inc.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. Information contained on our internet website is not incorporated by reference in this Annual Report on Form 10-K. In addition, the SEC maintains an internet site containing reports, proxy and information statements, and other information filed electronically at www.sec.gov. You may also read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

ITEM 1A. RISK FACTORS

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

We have issued debt and have a substantial uncommitted facility available to us. Our debt service cost could limit cash flow available to fund our operations, and may limit our ability to obtain further debt or equity financing.
As of June 30, 2006, we have outstanding approximately $500 million of Senior Notes (as defined below in Item 3. Legal Proceedings — Declaratory Action with Respect to Alleged Default and Purported Acceleration of our Senior Notes) we sold in a public offering in June 2005, and approximately $1.1 billion is drawn under our Credit Facility (defined in Item 7). In addition, we may become obligated under our Term Loan Facility (defined in Item 7) by an additional $3 billion for certain permitted purposes, with the right under certain circumstances to exercise uncommitted accordion features of the Revolving Facility (defined in Item 7) that could increase the Credit Facility by an additional $750 million, up to an additional combined $3.75 billion. Subsequent to June 30, 2006, we increased the Term Loan Facility by $1 billion for securities repurchases, all of which has been drawn as of August 31, 2006. Substantially all of our assets are pledged to secure our Credit Facility and our Senior Notes (defined in Item 3). If we are fully drawn under our Credit Facility (including the increase resulting from the accordion features of the Revolving Facility), the book value of our equity may be in a deficit position. The interest rates under the Credit Facility fluctuate with changes in the market rates and with changes in our leverage ratio. Thus, our debt service cost will increase as market interest rates increase and as our leverage ratio increases. It will be necessary to utilize cash flow from operating activities to fund debt service cost related to our indebtedness. If we fail to have sufficient cash flow to satisfy the debt service cost of our indebtedness, then we could default on our indebtedness, resulting in foreclosure on the assets used to conduct our business. In addition, reduction of our available cash flow may negatively impact our business, including our ability to make future acquisitions, ability to compete for customer contracts requiring upfront capital costs, and our ability to meet our other obligations. Further, the amount of our indebtedness and our reduction in available cash flow may limit our ability to obtain further debt or equity financing.

Alleged defaults and purported acceleration of our Senior Notes, if upheld in litigation, could have a negative impact on our cash flow and divert resources that could otherwise be utilized in our business operations.
As is discussed under Item 3 of Part I of this Annual Report on Form 10-K, the holders of our Senior Notes have alleged that we have defaulted under our Senior Notes and have accelerated payment of the principal and accrued interest on the Senior Notes. We have taken the position that no default and no acceleration has occurred with respect to the Senior Notes or otherwise under the Indenture, and filed a lawsuit against the Trustee (defined in Item 3) in the United States District Court, Northern District of Texas, Dallas Division, seeking a declaratory judgment affirming our position. There can be no assurance of the outcome of that lawsuit. If a final judgment is rendered that there has been a default and acceleration has occurred, then we may have to pay the principal and accrued interest under the Senior Notes. While we do have availability under our Credit Facility to draw funds to repay the Senior Notes, there may be a decrease in our credit availability that could otherwise be used for other corporate purposes, such as acquisitions and share repurchases.

The complexity of regulatory environments in which we operate has increased and may continue to increase our costs.
Our business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements and environmental legislation that have increased both our costs and the risk of noncompliance. Because our Class A common stock and Senior Notes are publicly traded, we are subject to certain rules and regulations for federal, state and financial market exchange entities (including the Public Company Accounting Oversight Board, the SEC and NYSE). We have implemented new policies and procedures and continue developing additional policies and procedures in response to recent corporate scandals and laws enacted by Congress. Without limiting the generality of the foregoing, we have made a significant effort to comply with the provisions of the Sarbanes-Oxley Act of 2002 (including, among other things the development of policies and procedures to satisfy the provisions thereof regarding internal control over financial reporting, disclosure controls and procedures and certification of financial statements appearing in periodic reports) and the formation of a compliance department to develop policies and monitor compliance with laws (including, among others, privacy laws, export control laws, rules and regulations of the Office of Foreign Asset Controls and the Foreign Corrupt Practices Act). Our effort to comply with these new regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue generating activities to compliance activities.

We are subject to the oversight of the SEC and other regulatory agencies and investigations by those agencies could divert management’s focus and could have a material adverse impact on our reputation and financial condition.
As a result of this regulation and oversight, we may be subject to legal and administrative proceedings. As previously disclosed, we are currently the subject of an ongoing SEC and Department of Justice (“DOJ”) investigation related to our historical stock option grant practices. As a result of these investigations, a number of derivative shareholder actions have been filed, as discussed in Item 3 of Part I of this Annual Report on Form 10-K. As the result of these investigations and shareholder actions, we have incurred and will continue to incur significant legal costs and a significant amount of time of our senior management has been focused on these matters that otherwise would have been directed toward the growth and development of our business. We have concluded our internal investigation of our stock option grant practices as discussed in Item 7. The SEC and DOJ investigations are continuing and until these investigations of our stock option grant practices are complete, we are unable to predict the effect, if any, that these investigations and lawsuits will have on our business and financial condition, results of operations and cash flow. We cannot assure that the SEC and/or DOJ will not seek to impose fines or take other actions against us that could have a significant negative impact on our financial condition. In addition, publicity surrounding the SEC’s and DOJ’s investigations, the derivative causes of actions, or any enforcement action, even if ultimately resolved favorably for us, could have a material adverse impact on our cash flows, financial condition, results of operations or business.

Reductions of our credit rating may have an adverse impact on our business.
The ratings agencies have reduced the ratings on our current outstanding obligations resulting in our ratings being below investment grade. There may be additional reductions in our ratings if we incur additional indebtedness, including amounts that may be drawn under our Credit Facility. Below investment grade ratings could negatively impact our ability to renew contracts with our existing customers, limit our ability to compete for new customers, result in increased premiums for surety bonds to support our customer contracts, and/or result in a requirement that we provide collateral to secure our surety bonds. Further, certain of our commercial outsourcing contracts provide that in the event our credit ratings are downgraded to specified levels, the customer may elect to terminate its contract with us and either pay a reduced termination fee or, in some limited instances, no termination fee. A credit rating downgrade could adversely affect these customer relationships.

A decline in revenues from or a loss of significant clients could reduce our profitability and cash flow.
Our revenues, profitability, financial condition and cash flow could be materially adversely affected by the loss of significant clients and/or the reduction of volumes and services provided to our significant clients as a result of, among other things, their merger or acquisition, divestiture of assets or businesses, contract expiration, non-renewal or early termination (including termination for convenience) or business failure or deterioration. In addition, we incur fixed costs related to our information technology services and business process outsourcing clients. Therefore the loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, thereby reducing our profitability and cash flow. See Item 1, Part I — Client Base.

Our ability to recover capital investments in connection with our contracts is subject to risk.
In order to attract and retain large outsourcing contracts we sometimes make significant capital investments to perform the agreement, such as purchases of information technology equipment and costs incurred to develop and implement software. The net book value of such assets recorded, including a portion of our intangible assets, could be impaired, and our earnings and cash flow could be materially adversely affected in the event of the early termination of all or a part of such a contract or the reduction in volumes and services thereunder for reasons such as, among other things, a client’s merger or acquisition, divestiture of assets or businesses, business failure or deterioration, or a client’s exercise of contract termination rights.

We have non-recurring revenue, which subjects us to a risk that our revenues from year to year may fluctuate.
Revenue generated from our non-recurring services, including our consulting and unclaimed property escheatment services, may increase or decrease in relation to the revenue generated from our recurring services, such as business process outsourcing and information technology outsourcing. Our mix of non-recurring and recurring revenues is impacted by acquisitions as well as growth in our non-recurring lines of business. There is less predictability and certainty in the timing and amount of revenue generated by our non-recurring services and, accordingly, our revenues, results of operations and cash flow may be significantly impacted by the timing and amounts of revenues generated from our non-recurring services.

The markets in which we operate are highly competitive and we may not be able to compete effectively.
We expect to encounter additional competition as we address new markets and new competitors enter our existing markets. If we are forced to lower our pricing or if demand for our services decreases, our business, financial condition, results of operations, and cash flow may be materially and adversely affected. Some of our competitors have substantially greater resources, and they may be able to use their resources to adapt more quickly to new or emerging technologies, to devote greater resources to the promotion and sale of their products and services, or to obtain client contracts where sizable asset purchases, investments or financing support are required. In addition, we must frequently compete with a client’s own internal business process and information technology capabilities, which may constitute a fixed cost for the client. In the future, competition could continue to emerge from large computer hardware or software providers as they shift their business strategy to include services. Competition has also emerged from European and Indian offshore service providers seeking to expand into our markets and from large consulting companies seeking operational outsourcing opportunities. See discussion in Item 1, Part I — Competition.

We may not be able to make acquisitions that will complement our growth.
Historically, we have made a significant number of acquisitions that have expanded the products and services we offer, provided a presence in a complementary business or expanded our geographic presence. We intend to continue our acquisition strategy. See Item 1, Part I — Business Strategy. We cannot, however, make any assurances that we will be able to identify any potential acquisition candidates or consummate any additional acquisitions or that any future acquisitions will be successfully integrated or will be advantageous to us. Without additional acquisitions, we are unlikely to maintain historical total growth rates.

A failure to properly manage our operations and our growth could have a material adverse effect on our business.
We have rapidly expanded our operations in recent years. We intend to continue expansion in the foreseeable future to pursue existing and potential market opportunities. Some market opportunities require that we develop software to perform the services we become contractually obligated to perform, such as our loan servicing activities and our Medicaid activities. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must design, develop, implement and improve our operational systems, which includes the design, development and implementation of software, if necessary, and timely development and implementation of procedures and controls. If we fail to design, develop and implement these systems and to make improvements to these systems, we may not be able to service our clients’ needs, hire and retain new employees, pursue new business opportunities, complete future acquisitions or operate our businesses effectively. We could also trigger contractual credits to clients or a contractual default. Failure to properly transition new clients to our systems, properly budget transition costs or accurately estimate new contract operational costs could result in delays in our contract performance, trigger service level penalties, impairments of fixed or intangible assets or result in contracts whose profit margins did not meet our expectations or our historical profit margins. Failure to properly integrate acquired operations could result in increased cost. As a result of any of these problems associated with expansion, our business, financial condition, results of operations and cash flow could be materially and adversely affected.

Our Government contracts are subject to termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.
Approximately 41% of our revenues are derived from contracts with state and local governments and from federal government agencies, including our contract with the Department of Education. Governments and their agencies may terminate most of these contracts at any time, without cause. Also, our Department of Education contract is subject to the approval of appropriations being made by the United States Congress to fund the expenditures to be made by the Federal government under this contract. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flow. Further, the negative publicity that arises from findings in such audits, investigations or the penalties or sanctions therefore could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.

We may incur delays in signing and commencing new business as the result of protests of government contracts that we are awarded.
After an award of a government contract, a competing bidder may protest the award. If we are awarded the contract and it is protested, it will be necessary to incur costs to defend the award of the contract. Costs to defend an award may be significant and could include hiring experts to defend the basis for the contract award. Some contract protests may take years to resolve. In some instances where we are awarded a contract, the contracting government entity may request that we sign a contract and commence services, even though the contract award has been protested. If the protest is upheld, then our contract would be terminated and the amounts due to us for services that have been performed to date would be subject to payment pursuant to the terms of the terminated contract. Such terms may not provide for full recovery of our incurred costs. In addition, if the government agency requests that we make changes to our contractual agreement during a protest period, but the government agency is unable or unwilling to modify the contract at the end of the protest period (whether or not we are successful in defending the protest), we may be unable to recover the full costs incurred in making such changes. In addition, we may suffer negative publicity as the result of any contract protest being upheld and our contract being terminated. Further, if there is a re-bid of the contract, we would incur additional costs associated with the re-bid process and be subject to a potential protest if we are awarded a subsequent contract.

The exercise of contract termination provisions and service level penalties may have an adverse impact on our business.
Most of our contracts with our clients permit termination in the event our performance is not consistent with service levels specified in those contracts, or require us to provide credits to our clients for failure to meet service levels. In addition, if clients are not satisfied with our level of performance, our clients may seek damages as permitted under the contract and/or our reputation in the industry may suffer, which could materially and adversely affect our business, financial condition, results of operations, and cash flow.

Some of our contracts contain fixed pricing or benchmarking provisions that could adversely affect our operating results and cash flow.
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

Claims associated with our actuarial consulting and benefit plan management services could negatively impact our business.
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

The loss of our significant software vendor relationships could have a material adverse effect on our business.
Our ability to service our clients depends to a large extent on our use of various software programs that we license from a small number of primary software vendors. If our significant software vendors were to terminate, refuse to renew our contracts with them or offer to renew our contracts with them on less advantageous terms than previously contracted, we might not be able to replace the related software programs and would be unable to serve our clients or we would recognize reduced margins from the contracts with our clients, either of which could have a material adverse effect on our business, revenues, financial position, profitability and cash flow.

We may be subject to claims of infringement of third-party intellectual property rights which could adversely affect our business.
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

We are subject to United States and foreign jurisdiction laws relating to individually identifiable information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and negatively impact our operations.
We process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous United States (both Federal and state) and foreign jurisdiction laws and regulations designed to protect individually identifiable information, including social security numbers, financial and health information. For example, in 1996, Congress passed the Health Insurance Portability and Accountability Act and as required therein, the Department of Health and Human Services established regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable health information. We have taken measures to comply with each of those regulations on or before the required dates. Another example is the European Union Directive on Data Protection, entitled “Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the protection of individuals with regard to the processing of personal data and on the free movement of such data.” We have also taken steps to address the requirements of that Directive. Other United States (both Federal and state) and foreign jurisdiction laws apply to the processing of individually identifiable information as well, and additional legislation may be enacted at any time. Failure to comply with these types of laws may subject us to, among other things, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow.

We are subject to breaches of our security systems which may cause data privacy concerns.
Security systems have been implemented with the intent of maintaining the physical security of our facilities and to protect confidential information and information related to identifiable individuals from unauthorized access through our information systems, but we are subject to breach of security systems at the facilities at which we maintain such confidential customer information and information relating to identifiable individuals. In addition, we often rely on third parties to transport and deliver tapes and disks containing such information to and from our facilities. If unauthorized users gain physical access to the facility or electronic access to our information systems or third parties (during transport) lose tapes or disks containing such information, such information may be subject to theft and misuse. Any theft or misuse of such information could result in, among other things, unfavorable publicity, difficulty in marketing our services, allegations by our clients that we have not performed our contractual obligations and possible financial obligations for damages related to the theft or misuse of such information, any of which may have a material adverse effect on our profitability and cash flow. We anticipate that breaches of security will occur from time to time, but the magnitude and impact on our business of any future breach cannot be ascertained.

Budget deficits and/or fluctuations in the number of requests for proposals issued by, state and local governments and their agencies may adversely impactour business.
Approximately 41% of our revenues are derived from contracts with Federal, state and local governments and their agencies. Currently, many state and local governments with which we have contracts are facing potential budget deficits. Also, the number of requests for proposals issued by state and local government agencies are subject to fluctuation. A significant number of government contracts have provisions permitting termination by the contracting government agency for convenience. If state and local budgets were to be reduced, then services we provided could become non-essential and our contracts could be terminated and future contracting opportunities for government contracts would be limited. Such an event would reduce our revenue and profitability.

Our international operations are subject to a number of risks.
Recently we have expanded our international operations and also continually contemplate the acquisition of companies formed and operating in foreign countries. We have approximately 16,000 employees in Mexico, India, Ghana, Jamaica, Guatemala, Canada, Spain, United Kingdom, Dominican Republic, France, Malaysia, and the Philippines, as well as a number of other countries, that primarily support our commercial business process and information technology services. Our international operations and acquisitions are subject to a number of risks. These risks include the possible impact on our operations of the laws of foreign countries where we may do business including, among others, data privacy, laws regarding licensing and labor council requirements. In addition, we may experience difficulty integrating the management and operations of businesses we acquire internationally, and we may have difficulty attracting, retaining and motivating highly skilled and qualified personnel to staff key managerial positions in our ongoing international operations. Further, our international operations are subject to a number of risks related to general economic and political conditions in foreign countries where we operate, including, among others, fluctuations in foreign currency exchange rates, cultural differences, political instability, employee work stoppages or strikes and additional expenses and risks inherent in conducting operations in geographically distant locations. Our international operations may also be impacted by trade restrictions, such as tariffs and duties or other trade controls imposed by the United States or other jurisdictions, as well as other factors that may adversely affect our business, financial condition and operating results. Because of these foreign operations we are subject to regulations, such as those administered by the Department of Treasury’s Office of Foreign Assets Controls (“OFAC”) and export control regulations administered by the Department of Commerce. Violation of these regulations could result in fines, criminal sanctions against our officers, and prohibitions against exporting, as well as damage to our reputation, which could adversely affect our business, financial condition and operating results.

Armed hostilities and terrorist attacks may negatively impact the countries in which we operate.
Our operations and customers are located throughout the globe, including some politically unstable jurisdictions. Terrorist attacks and further acts of violence or war may cause major instability in the U.S. and other financial markets in which we operate. In addition, armed hostilities and acts of terrorism may directly impact our physical facilities and operations, which are located in North America, Central America, South America, Europe, Africa, Australia, Asia and the Middle East, or those of our clients. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

A failure to attract and retain necessary technical personnel, skilled management and qualified subcontractors may have an adverse impact on our business.
Because we operate in intensely competitive markets, our success depends to a significant extent upon our ability to attract, retain and motivate highly skilled and qualified personnel and to subcontract with qualified, competent subcontractors. If we fail to attract, train, and retain, sufficient numbers of qualified engineers, technical staff and sales and marketing representatives or are unable to contract with qualified, competent subcontractors, our business, financial condition, and results of operations will be materially and adversely affected. Experienced and capable personnel in the technology industry remain in high demand, and there is continual competition for their talents. Additionally, we may be required to increase our hiring in geographic areas outside of the United States, which could subject us to increased geopolitical and exchange rate risk. Our success also depends on the skills, experience, and performance of key members of our management team. The loss of any key employee or the loss of a key subcontract relationship could have an adverse effect on our business, financial condition, cash flow, results of operations and prospects.

Risks associated with loans that we service may reduce our profitability and cash flow.
We service (for various lenders and under various service agreements) a portfolio of approximately $27.7 billion of loans, as of June 30, 2006, made under the Federal Family Education Loan Program, which loans are guaranteed by a Federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.

A disruption in utility or network services may have a negative impact on our business.
Our services are dependent on other companies providing electricity and other utilities to our operating facilities, as well as network companies providing connectivity to our facilities and clients. Since key portions of our business include information technology services and systems integration, we rely on network connectivity at all times. Many of our facilities are located in jurisdictions outside of the United States where the provision of utility services, including electricity and water, may not be consistently reliable. While there are backup systems in many of our operating facilities, an extended outage of utility or network services may have a material adverse effect on our operations, revenues, cash flow and profitability.

Our indemnification obligations may have a material adverse effect on our business.
Many of our contracts, including our agreements with respect to divestitures, include various indemnification obligations. If we are required to satisfy an indemnification obligation, we may have to spend time and cost to defend and settle claims for our indemnities, which may have a material adverse effect on our business, profitability and cash flow.

Other Risks
We have attempted to identify material risk factors currently affecting our business and company. However, additional risks that we do not yet know of, or that we currently think are immaterial, may occur or become material. These risks could impair our business operations or adversely affect revenues, cash flow or profitability.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of June 30, 2006, we have approximately 291 locations in the United States, of which 167 locations are occupied by Commercial operations, 123 locations are occupied by Government operations, and our company-owned facility in Dallas, Texas, which is occupied by primarily Commercial and Corporate functions. We also have 79 locations in 28 other countries, of which 55 locations are occupied by Commercial operations and 24 locations are occupied by Government operations. In addition, we also have employees in client-owned locations. We own approximately 1.2 million square feet of real estate space and lease approximately 8.3 million square feet. The leases expire from calendar years 2006 to 2018 and we do not anticipate any significant difficulty in obtaining lease renewals or alternate space. Our executive offices are located in Dallas, Texas at a company-owned facility of approximately 630,000 square feet, which also houses a host data center and other operations. We believe that our current facilities are suitable and adequate for our current business.

ITEM 3.	LEGAL PROCEEDINGS

Regulatory Agency Investigations Relating to Stock Option Grant Practices
On March 3, 2006 we received notice from the Securities and Exchange Commission that it is conducting an informal investigation into certain stock option grants made by us from October 1998 through March 2005. On June 7, 2006 and on June 16, 2006 we received requests from the SEC for information on all of our stock option grants since 1994. We have responded to the SEC’s requests for information and are cooperating in the informal investigation.

On May 17, 2006, we received a grand jury subpoena from the United States District Court, Southern District of New York requesting production of documents related to granting of our stock option grants. We have responded to the grand jury subpoena and have provided documents to the United States Attorney’s Office in connection with the grand jury proceeding. We have informed the Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York of the results of our internal investigation into our stock option grant practices and will continue to cooperate with these governmental entities and their investigations.

Internal Investigation Relating to Stock Option Grant Practices
Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Review of Stock Option Grant Practices for a discussion of our internal investigation into our stock option grant practices and the results thereof.

Lawsuits Related to Stock Option Grant Practices
Several derivative lawsuits have been filed in connection with our stock option grant practices generally alleging claims related to breach of fiduciary duty and unjust enrichment by certain of our directors and senior executives as follows:

Dallas County District Court

•	Merl Huntsinger, Derivatively on Behalf of Nominal Defendant Affiliated Computer Services, Inc., Plaintiff, vs. Darwin Deason, Mark A. King, J. Livingston Kosberg, Dennis McCuistion, Joseph P. O’Neill, Jeffrey A. Rich and Frank A. Rossi, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, Cause No. 06-03403 in the District Court of Dallas County, Texas, 193rd Judicial District filed on April 7, 2006.

•	Robert P. Oury, Derivatively on Behalf of Nominal Defendant Affiliated Computer Services, Inc., Plaintiff, vs. Darwin Deason, Mark A. King, J. Livingston Kosberg, Dennis McCuistion, Joseph P. O’Neill, Jeffrey A. Rich and Frank A. Rossi, and Affiliated Computer Services, Inc., Nominal Defendant, Cause No. 06-03872 in the District Court of Dallas County, Texas, 193rd Judicial District filed on April 21, 2006.

•	Anchorage Police & Fire Retirement System, derivatively on behalf of nominal defendant Affiliated Computer Services Inc., Plaintiff v. Jeffrey Rich; Darwin Deason; Mark King; Joseph O’Neill; Frank Rossi; Dennis McCuiston; J. Livingston Kosberg; Gerald Ford; Clifford Kendall; David Black; Henry Hortenstine; Peter Bracken; William Deckelman; Affiliated Computer Services Inc. Cause No. 06-5265-A in the District Court of Dallas County, Texas, 14th Judicial District filed on June 2, 2006.

The Huntsinger, Oury, and Anchorage lawsuits were consolidated into one case in the Dallas District Court on June 5, 2006, and are now collectively known as the In Re Affiliated Computer Services, Inc. Derivative Litigation case.

U.S. District Court of Delaware

•	Jeffrey T. Strauss, derivatively on behalf of Affiliated Computer Services Inc. v. Jeffrey A. Rich; Mark A. King; and Affiliated Computer Services, Inc., as defendants — U.S. District Court of Delaware, Cause No. 06-318, filed on May 16, 2006.

Delaware Chancery Court

•	Jan Brandin, in the Right of and for the Benefit of Affiliated Computer Services, Inc., Plaintiff, vs. Darwin Deason, Jeffrey A. Rich, Mark A. King, Joseph O’Neill and Frank Rossi, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, Civil Action No. CA2123-N, pending before the Court of Chancery of the State of Delaware in and for New Castle County, filed on May 2, 2006.

U.S. District Court, Northern District of Texas

•	Alaska Electrical Fund, derivatively on behalf of Affiliated Computer Services Inc. v. Jeffrey Rich; Joseph O’Neill; Frank A. Rossi; Darwin Deason; Mark King; Lynn Blodgett; J. Livingston Kosberg; Dennis McCuistion; Warren Edwards; John Rexford and John M. Brophy, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, U.S. District Court, Northern District of Texas, Dallas Division, Cause No. 3-06CV1110-M, filed on June 22, 2006.

•	Bennett Ray Lunceford and Ann M. Lunceford, derivatively on behalf of Affiliated Computer Services Inc. v. Jeffrey Rich; Joseph O’Neill; Frank A. Rossi; Darwin Deason; Mark King; Lynn Blodgett; J. Livingston Kosberg; Dennis McCuiston; Warren Edwards; John Rexford and John M. Brophy, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, U.S. District Court, Northern District of Texas, Dallas Division, Cause No. 3-06CV1212-M, filed on July 7, 2006.

The Alaska Electrical and Lunceford cases were consolidated into one case in the U.S. District Court of Texas on August 1, 2006, and are now collectively known as the In Re Affiliated Computer Services Derivative Litigation case.

Based on the same set of facts as alleged in the above causes of action, two lawsuits have been filed under the Employee Retirement Income Security Act (“ERISA”) alleging breach of ERISA fiduciary duties by the directors and officers as well as the ACS Benefits

Administrative Committee for retaining ACS common stock as an investment option in the ACS Savings Plan in light of the alleged stock option issues, as follows:

U.S. District Court of Texas, Northern District of Texas

•	Terri Simeon, on behalf of Herself and All Others Similarly Situated, Plaintiff, vs. Affiliated Computer Services, Inc., Darwin Deason, Mark A. King, Lynn R. Blodgett, Jeffrey A. Rich, Joseph O’Neill, Frank Rossi, J. Livingston Kosberg, Dennis McCuistion, The Retirement Committee of the ACS Savings Plan, and John Does 1-30, Defendants, U.S. District Court, Northern District of Texas, Dallas Division, Civil Action No. 306-CV-1592P filed August 31, 2006.

•	Kyle Burke, Individually and on behalf of All Others Similarly Situated, Plaintiff, vs. Affiliated Computer Services, Inc., the ACS Administrative Committee, Lora Villarreal, Kellar Nevill, Gladys Mitchell, Meg Cino, Mike Miller, John Crysler, Van Johnson, Scott Bell, Anne Meli, David Lotocki, Randall Booth, Pam Trutna, Brett Jakovac, Jeffrey A. Rich, Mark A. King, Darwin Deason, Joseph P. O’Neill and J. Livingston Kosberg, U.S. District Court, Northern District of Texas, Dallas Division, Case No. 3:06-CV-02379-M.

On January 10, 2007, the Simeon case and the Burke case were consolidated and we expect that a consolidated amended complaint will be filed.

The cases described above are being vigorously defended. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

Declaratory Action with Respect to Alleged Default and Purported Acceleration of our Senior Notes
On September 22, 2006, we received a letter from CEDE & Co. (“CEDE”) sent on behalf of certain holders of our 5.20% Senior Notes due 2015 (the “5.20% Senior Notes”) issued by us under that certain Indenture dated June 6, 2005 (the “Indenture”) between us and The Bank of New York Trust Company, N.A. (the “Trustee”) advising us that we were in default of our covenants under the Indenture. The letter alleged that our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 by September 13, 2006, was a default under the terms of the Indenture. On September 29, 2006, we received a letter from CEDE sent on behalf of the same persons declaring an acceleration with respect to the 5.20% Senior Notes, as a result of our failure to remedy the default set forth in the September 22 letter related to our failure to timely file our Annual Report on Form 10-K for the period ended June 30, 2006. The September 29 letter declared that the principal amount and premium, if any, and accrued and unpaid interest, if any, on the 5.20% Senior Notes were due and payable immediately, and demanded payment of all amounts owed in respect of the 5.20% Senior Notes.

On September 29, 2006 we received a letter from the Trustee with respect to the 5.20% Senior Notes. The letter alleged that we were in default of our covenants under the Indenture with respect to the 5.20% Senior Notes, as the result of our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 on or before September 28, 2006. On October 6, 2006, we received a letter from the Trustee declaring an acceleration with respect to the 5.20% Senior Notes as a result of our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 on or before September 28, 2006. The October 6, 2006 letter declared the principal amount and premium, if any, and accrued and unpaid interest, if any, on the 5.20% Senior Notes to be due and payable immediately, and demanded payment of all amounts owed in respect of the 5.20% Senior Notes.

In addition, our 4.70% Senior Notes due 2010 (the “4.70% Senior Notes”) were also issued under the Indenture and have identical default and acceleration provisions as the 5.20% Senior Notes. On October 9, 2006, we received letters from certain holders of the 4.70% Senior Notes issued by us under the Indenture, advising us that we were in default of our covenants under the Indenture. The letters alleged that our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 by September 13, 2006, was a default under the terms of the Indenture. On November 9, 10 and 16, 2006, we received letters from CEDE sent on behalf of certain holders of our 4.70% Senior Notes, declaring an acceleration of the 4.70% Senior Notes as the result of our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006. The November 9, 10 and 16, 2006 letters declared the principal amount and premium, if any, and accrued and unpaid interest, if any, on the 4.70% Senior Notes to be due and payable immediately, and demanded payment of all amounts owed under the 4.70% Senior Notes.

It is our position that no default has occurred under the Indenture and that no acceleration has occurred with respect to the 5.20% Senior Notes or the 4.70% Senior Notes (collectively, the “Senior Notes”) or otherwise under the Indenture. Further we have filed a lawsuit against the Trustee in the United States District Court, Northern District of Texas, Dallas Division, seeking a declaratory judgment affirming our position. On January 8, 2007, the Court entered an order substituting Wilmington Trust Company for the Bank of New York. On January 16, 2007, Wilmington Trust Company filed an answer and counterclaim. The counterclaim seeks immediate payment of all principal and accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim seeks damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes.

Unless and until there is a final judgment rendered in the lawsuit described above (including any appellate proceedings), no legally enforceable determination can be made as to whether the failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 is a default under the Indenture as alleged by the letters referenced above. If there is a final legally enforceable determination that the failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 is a default under the Indenture, and that acceleration with respect to the Senior Notes was proper, the principal and premium, if any, and all accrued and unpaid interest, if any, on the Senior Notes would be immediately due and payable.

In the event the claim of default against us made by certain holders of the Senior Notes is upheld in a court of law and we are required to payoff the Senior Notes, it is most likely that we would utilize the Credit Facility to fund such payoff. Under the terms of the Credit Facility, we can utilize borrowings under the Revolving Credit Facility (defined in Item 7), subject to certain liquidity requirements, or may seek additional commitments for funding under the Term Loan Facility (defined in Item 7) of the Credit Facility (defined in Item 7). We estimate we have sufficient liquidity to meet both the needs of our operations and any potential payoff of the Senior Notes. While we do have availability under our Credit Facility to draw funds to repay the Senior Notes, there may be a decrease in our credit availability that could otherwise be used for other corporate purposes, such as acquisitions and share repurchases.

If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $16.3 million ($10.2 million, net of income tax), unamortized deferred financing costs of $3.2 million ($2.1 million, net of income tax) and unamortized discount of $0.6 million ($0.4 million, net of income tax) associated with our Senior Notes as of June 30, 2006 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.

Amendment, Consent and Waiver for our Credit Facility
On September 26, 2006, we received an amendment, consent and waiver from the lenders under our Credit Facility with respect to, among other provisions, waiver of any default or event of default arising under the Credit Facility as a result of our failure to comply with certain reporting covenants relating to other indebtedness, including covenants purportedly requiring the filing of reports with either the SEC or the holders of such indebtedness, so long as those requirements are complied with by December 31, 2006. As consideration for this amendment, consent and waiver, we paid a fee of $2.6 million.

On December 21, 2006, we received an amendment, consent and waiver from lenders under our Credit Facility. The amendment, consent and waiver includes the following provisions, among others:

(1) Consent to the delivery, on or prior to February 14, 2007, of (i) the financial statements, accountant’s report and compliance certificate for the fiscal year ended June 30, 2006 and (ii) financial statements and related compliance certificates for the fiscal quarters ended June 30, 2006 and September 30, 2006, and waiver of any default arising from the failure to deliver any such financial statements, reports or certificates within the applicable time period provided for in the Credit Agreement, provided that any such failure to deliver resulted directly or indirectly from the previously announced investigation of the Company’s historical stock option grant practices (the “Options Matter”).

(2) Waiver of any default or event of default arising from the incorrectness of representations and warranties made or deemed to have been made with respect to certain financial statements previously delivered to the Agent as a result of any restatement, adjustment or other modification of such financial statements resulting directly or indirectly from the Options Matter.

(3) Waiver of any default or event of default which may arise from the Company’s or its subsidiaries’ failure to comply with reporting covenants under other indebtedness that are similar to those in the Credit Agreement (including any covenant to file any report with the Securities and Exchange Commission or to furnish such reports to the holders of such indebtedness), provided such reporting covenants are complied with on or prior to February 14, 2007.

(4) Amendments to provisions relating to the permitted uses of the proceeds of revolving loans under the Credit Agreement that (i) increase to $500 million from $350 million the aggregate principal amount of revolving loans that may be outstanding, the proceeds of which may be used to satisfy the obligations under the Company’s 4.70% Senior Notes due 2010 or 5.20% Senior Notes due 2015 and (ii) until June 30, 2007, decrease to $200 million from $300 million the minimum liquidity (i.e., the aggregate amount of the Company’s unrestricted cash in excess of $50 million and availability under the Credit Agreement’s revolving facility) required after giving effect to such use of proceeds.

As consideration for this amendment, waiver and consent, we paid a fee of $1.3 million.

Investigation Regarding Photo Enforcement Contract in Edmonton, Alberta, Canada
We and one of our Canadian subsidiaries, ACS Public Sector Solutions, Inc., received a summons issued February 15, 2006 by the Alberta Department of Justice requiring us and our subsidiary to answer a charge of a violation of a Canadian Federal law which prohibits giving, offering or agreeing to give or offer any reward, advantage or benefit as consideration for receiving any favor in connection with a business relationship. The charge covers the period from January 1, 1998 through June 4, 2004 and references the involvement of certain Edmonton, Alberta police officials. Two Edmonton police officials have been separately charged for violation of this law. The alleged violation relates to the subsidiary’s contract with the City of Edmonton for photo enforcement services. We acquired this subsidiary and contract from Lockheed Martin Corporation in August 2001 when we acquired Lockheed Martin IMS Corporation. The contract currently is on a month-to-month term with revenues of approximately $2.3 million, $2 million and $1.9 million (U.S. dollars) in fiscal years 2006, 2005 and 2004, respectively. A renewal contract had been awarded to our subsidiary in 2004 on a sole source basis, but this renewal award was rescinded by the City of Edmonton and a subsequent request for proposals for an expanded photo enforcement contract was issued in September 2004. Prior to announcement of any award, however, the City of Edmonton suspended this procurement process pending the completion of the investigation by the Royal Canadian Mounted Police which led to the February 15, 2006 summons. We conducted an internal investigation of this matter, and based on our findings from our internal investigation, we believe that our subsidiary has sustainable defenses to the charge. We notified the U.S. Department of Justice and the U.S. Securities and Exchange Commission upon our receipt of the summons and continue to periodically report the status of this matter to them.

On October 31, 2006 legal counsel to the Alberta government withdrew the charge against ACS. The charge against our subsidiary has not been withdrawn and a preliminary hearing on this matter has been scheduled for September 7, 2007. We are unable to express an opinion as to the likely outcome of this matter at this time. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

Investigation Concerning Procurement Process at Hanscom Air Force Base
One of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery — Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation (“ManTech”); however, we have agreed to indemnify ManTech with respect to this DOJ investigation. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

Investigation Regarding Certain Child Support Payment Processing Contracts.
Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. We believe that the inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio but may also extend to the conduct of ACS SLS and Tier with respect to the bidding process for child support contracts in certain other states. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $45.6 million, $43.5 million and $67 million for fiscal years 2006, 2005 and 2004, respectively, representing approximately 0.9%, 1% and 1.6% of our revenues for fiscal years 2006, 2005 and 2004, respectively. Our teaming arrangement with Tier also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). In May 2006 we were advised that one of our current employees (who has not been active in our government business segment since June 2005) and one former employee of ACS SLS, both of whom held senior management positions in the subsidiary during the period in question, have received target letters from the DOJ related to this inquiry. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

Investigation Regarding Florida Workforce Contracts
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 0.4%, 0.9% and 1% of our revenues for fiscal years 2006, 2005 and 2004, respectively. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ and DOL in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. It is not possible at this time to reasonably estimate the potential loss or range of loss, if any. During the second quarter of fiscal year 2006, we completed the divestiture of substantially all of our welfare-to-workforce services business (See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Developments — Fiscal Year 2006 for further information). However, we retained the liabilities for this business which arose from activities prior to the date of closing, including the contingent liabilities discussed above.

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

Fiscal year ended June 30, 2006	High	Low

First Quarter	$55.10	$48.46
Second Quarter	61.16	46.91
Third Quarter	63.66	55.14
Fourth Quarter	60.39	46.50

Fiscal year ended June 30, 2005

First Quarter	$57.84	$49.11
Second Quarter	61.23	52.31
Third Quarter	60.82	49.52
Fourth Quarter	53.86	45.81

On January 12, 2007, the last reported sales price of our Class A common stock as reported on the NYSE was $48.86 per share. As of that date, there were approximately 90,000 record holders of our Class A common stock and one record holder of our Class B common stock.

Under the terms of our Credit Facility and Senior Notes (each as defined in Item 7), we are allowed to pay cash dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant. We intend to retain earnings for use in the operation of our business and, therefore, did not pay cash dividends in the fiscal years ended June 30, 2006, 2005 and 2004 and do not anticipate paying any cash dividends in the foreseeable future.

The following table summarizes certain information related to our stock option and employee stock purchase plans.

				Number of securities
	Number of			remaining available for
	securities to be			future issuance under
	issued upon exercise		Weighted average	equity compensation
	of outstanding		exercise price of	plans (excluding
	options, warrants		outstanding options,	securities reflected in
	and rights		warrants and rights	initial column)
Plan Category	as of June 30, 2006		(3)	as of June 30, 2006

Equity compensation plans approved by security shareholders
Stock options	11,638,410	(1)	$42.30	3,404,636	(2)
Employee stock purchase plan	N/A		N/A	915,936
Equity compensation plans not approved by security shareholders	—		—	—

Total	11,638,410		$42.30	4,320,572

(1)	These plans consist of the 1988 Stock Option Plan and the 1997 Stock Incentive Plan. No additional shares can be issued under the 1988 Stock Option Plan. Upon exercise the holder is entitled to receive Class A common stock.

(2)	Under our 1997 Stock Incentive Plan, as authorized by our shareholders pursuant to our November 14, 1997 Proxy Statement, the number of shares of our Class A common stock available for issuance is subject to increase by approval of our Board of Directors pursuant to a formula that limits the number of shares optioned, sold, granted or otherwise issued under the 1997 Stock Incentive Plan to current employees, consultants and non-employee directors to no more than 12.8% of our issued and outstanding shares of common stock. Consequently, any share repurchases (as discussed below) reduce the number of options to purchase shares that we may grant under the 1997 Stock Incentive Plan.

(3)	Weighted average exercise price of outstanding options, warrants, and rights of $42.30 per share is prior to the repricing of certain options that has occurred or is expected to occur, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Review of Stock Option Grant Practices.

On August 15, 2006, the Compensation Committee of the Board of Directors granted 2,091,500 options to employees under the 1997 Stock Incentive Plan. Based on executive management’s recommendation, no stock option grants were made to corporate executive management pending substantive determination regarding corporate executive management’s actions in the matters related to the informal stock option investigation by the Securities and Exchange Commission and the grand jury subpoena issued by the United States District Court, Southern District of New York. However, the Compensation Committee of the Board of Directors agreed to grant options of 100,000 shares each to Ann Vezina, Chief Operating Officer, Commercial Solutions Group and Tom Burlin, Chief Operating Officer, Government Solutions Group, but those grants were deferred. The delay in the grants to Ms. Vezina and Mr. Burlin was necessary at the time because there were insufficient shares remaining in the 1997 Stock Incentive Plan to make the grants to Ms. Vezina and Mr. Burlin. Subsequent to August 15, 2006, there were a number of options granted under the 1997 Stock Incentive Plan that terminated, which options then became available to grant to other employees, including Ms. Vezina and Mr. Burlin as discussed below.

Because of the investigation into our stock option grant practices, we were unable to timely file our Annual Report on Form 10-K and our Annual Meeting of Stockholders was delayed, and the regularly scheduled meeting of our Board of Directors that was to have occurred in November 2006 was focused solely on stock option investigation matters and any other matters for consideration were deferred. Under our stock option granting policy (See Item 11, Part III), the day prior to or the day of that regularly scheduled November Board meeting, the Compensation Committee could have granted options to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition. On the morning of December 9, 2006, the Compensation Committee met to discuss whether options, which were now available under the 1997 Stock Incentive Plan, should be granted to new hires, employees receiving a grant in connection with a promotion, or persons who became ACS employees as a result of an acquisition. After consideration of the fact that options would have been granted in November, if the regularly scheduled Board meeting had not deferred consideration of matters other than the stock option investigation, the Compensation Committee met on December 9, 2006 and, as a result of their actions at that meeting, a grant of 692,000 shares was made to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition, with such grants including 140,000 shares to Lynn Blodgett, who had been promoted to President and Chief Executive Officer; 75,000 shares to John Rexford who had been promoted to Executive Vice President and Chief Financial Officer and named a director; and 100,000 shares each to Ms. Vezina and Mr. Burlin which grants were in recognition of their recent promotions to Chief Operating Officers of the Commercial and Government Segments respectively, and has been approved by the Compensation Committee on August 15, 2006 but were deferred until shares were available for grant.

Tender Offer
On January 26, 2006, we announced that our Board of Directors authorized a modified “Dutch Auction” tender offer to purchase up to 55.5 million shares of our Class A common stock at a price per share not less than $56 and not greater than $63 (the “Tender Offer”). The Tender Offer commenced on February 9, 2006, and expired on March 17, 2006 (as extended), and was funded with proceeds from the Term Loan Facility (defined in Item 7). Our directors and executive officers, including our Chairman, Darwin Deason, did not tender shares pursuant to the Tender Offer. The number of shares purchased in the Tender Offer was 7,365,110 shares of Class A common stock at an average price of $63 per share plus transaction costs, for an aggregate purchase amount of $475.9 million. All of the shares purchased in the Tender Offer were retired as of June 30, 2006.

Share Repurchase Programs
Prior to the Tender Offer, our Board of Directors authorized three share repurchase programs totaling $1.75 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock; on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock, and on October 20, 2005, we announced that our Board of Directors authorized an incremental share repurchase program of up to $500 million of our Class A common stock. These share repurchase plans were terminated on January 25, 2006 by our Board of Directors in contemplation of our Tender Offer, which was announced January 26, 2006 and expired March 17, 2006. The programs, which were open-ended, allowed us to repurchase our shares on the open market from time to time in accordance with Securities and Exchange Commission rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities, and purchases under these plans were funded from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our credit facilities. Under our previously authorized share repurchase programs during fiscal years 2006, 2005 and 2004, we had repurchased approximately 2.2 million, 4.9 million and 15 million shares, respectively, at a total cost of approximately $115.8 million, $250.8 million and $743.2 million, respectively. We have reissued approximately 0.3 million, 0.6 million and 0.1 million shares, respectively, for proceeds of approximately $17.9 million, $28.5 million and $4.6 million, respectively, to fund contributions to our employee stock purchase plan and 401(k) plan during fiscal years 2006, 2005 and 2004, respectively. In July 2006, we reissued approximately 57,000 shares for proceeds totaling approximately $2.8 million to fund contributions to our employee stock purchase plan.

In June 2006, our Board of Directors authorized a share repurchase program of up to $1 billion of our Class A common stock. The program, which was open ended, allowed us to repurchase our shares on the open market, from time to time, in accordance with the requirements of SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. As of June 30, 2006, we had repurchased approximately 5.5 million shares at a total cost of approximately $269.3 million and retired approximately 3.2 million of those shares. As of June 30, 2006, we had initiated purchases that had not yet settled for 1.3 million shares of our common stock with a total cost of $66.4 million. In August 2006, we completed the June 2006 Board of Directors authorized share repurchase program, purchasing a total of 19.9 million shares for an average price of $50.30. All of the shares repurchased under this authorization were retired as of the date of this report.

In August 2006, our Board of Directors authorized an additional share repurchase program of up to $1 billion of our Class A common stock. The program, which is open ended, will allow us to repurchase our shares on the open market, from time to time, in accordance with the requirements of SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. No repurchases have been made under this additional share repurchase program as of the date of this filing. We expect to fund repurchases under this additional share repurchase program from borrowings under our Credit Facility.

Repurchase activity for the quarter ended June 30, 2006 is reflected in the table below. Please refer to the discussion above for the cumulative repurchases under our previous share repurchase programs.

			Total number of	Maximum number (or
			shares	approximate dollar
			purchased as	value) of shares that
	Total	Average	part of publicly	may yet be purchased
	number of shares	price paid	announced plans	under the plans or
Period	purchased	per share	or programs	programs

April 1 - April 30, 2006	—	$—	—	$—
May 1 - May 31, 2006	—	—	—	—
June 1 - June 30, 2006	5,450,084	49.41	5,450,084	730,688,206

For the quarter ended June 30, 2006	5,450,084	$49.41	5,450,084	$730,688,206

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. Please see the discussions, “Review of Stock Option Grant Practices” and “Significant Developments — Fiscal years 2006, 2005 and 2004,” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the more significant events, including business combinations, that impact comparability, as well as the Notes to our Consolidated Financial Statements (in thousands, except per share amounts).

Our financial results for fiscal years 2005, 2004, 2003 and 2002 have been restated as a result of the review of our internal investigation of our stock option grant practices discussed in footnote (i) to this schedule of selected consolidated financial data. Please see “Review of Stock Option Grant Practices” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of our Consolidated Financial Statements for a discussion of the adjustments to our selected consolidated financial data.

	As of and for the fiscal year ended June 30,
	2006(b)	2005(c)	2004(d)	2003	2002(e)

Results of Operations Data:
Revenues(a)	$5,353,661	$4,351,159	$4,106,393	$3,787,206	$3,062,918
Operating income (as reported)	$617,284	$654,481	$843,711	$519,281	$400,632
Adjustments(i)		(6,997)	(8,966)	(10,497)	(9,247)

Operating income (as restated)		$647,484	$834,745	$508,784	$391,385
Net income (as reported)	$358,806	$415,945	$529,843	$306,842	$229,596
Adjustments(i)		(6,376)	(8,115)	(8,572)	(7,611)

Net income (as restated)		$409,569	$521,728	$298,270	$221,985
Earnings per share — basic (as reported)	$2.91	$3.26	$4.03	$2.32	$1.94
Adjustments(i)		(0.05)	(0.06)	(0.07)	(0.07)

Earnings per share — basic (as restated)		$3.21	$3.97	$2.25	$1.87
Earnings per share — diluted (as reported)	$2.87	$3.19	$3.83	$2.20	$1.76
Adjustments(i)		(0.05)	(0.06)	(0.07)	(0.06)

Earnings per share — diluted (as restated)		$3.14	$3.77	$2.13	$1.70
Weighted average shares outstanding — basic(f)	123,197	127,560	131,498	132,445	118,646
Weighted average shares outstanding — diluted(f) (as reported)	125,027	130,382	139,646	143,430	137,464
Adjustments(i)		174	234	168	258

Weighted average shares outstanding — diluted (as restated)(f)		130,556	139,880	143,598	137,722

Balance Sheet Data:
Working capital	$704,158	$405,983	$406,854	$422,022	$388,576
Total assets	$5,502,437	$4,850,838	$3,907,242	$3,698,705	$3,403,567
Total long-term debt(g) (less current portion)	$1,614,032	$750,355	$372,439	$498,340	$708,233
Stockholders’ equity (as reported)	$2,456,218	$2,838,428	$2,590,487	$2,429,188	$2,095,420
Adjustments(i)		(26,716)	(20,809)	(12,685)	(7,981)

Stockholders’ equity (as restated)		$2,811,712	$2,569,678	$2,416,503	$2,087,439

Other Data:
Net cash provided by operating activities(h)	$638,216	$739,348	$476,209	$545,305	$372,014

(a)	Revenues from operations divested through June 30, 2006 were $104.5 million, $218.6 million, $495.4 million, $966.1 million and $897.3 million for fiscal years 2006, 2005, 2004, 2003 and 2002, respectively. Please see the discussion in “Significant Developments — Fiscal Year 2006” and “Significant Developments — Fiscal Year 2004” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of our Consolidated Financial Statements for a discussion of divestiture activity.

(b)	Please see “Significant Developments — Fiscal Year 2006” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to our Consolidated Financial Statements for discussion of significant items which impacted fiscal year 2006 results of operations, including the adoption of SFAS 123(R)(defined in Item 7) and the WWS Divestiture (defined in Item 7).

(c)	Please see “Significant Developments — Fiscal Year 2005” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to our Consolidated Financial Statements for discussion of significant items which impacted fiscal year 2005 results of operations. During fiscal year 2005, we acquired the human resources consulting and outsourcing business of Mellon Financial Corporation.

(d)	Please see “Significant Developments — Fiscal Year 2004” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to our Consolidated Financial Statements for discussion of significant items which impacted fiscal year 2004 results of operations, including the divestiture of a majority of our Federal business.

(e)	During fiscal year 2002, we acquired Lockheed Martin IMS Corporation and AFSA Data Corporation.

(f)	Please see Item 5 and Notes 16, 17 and 30 of our Consolidated Financial Statements for a discussion of our share repurchase programs and Tender Offer.

(g)	During fiscal year 2005, we issued $500 million of Senior Notes (defined in Item 7) and during fiscal year 2006 we entered into a new $800 million Term Loan Facility and $1 billion Revolving Facility (each defined in Item 7). Please see the discussion in “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of our Consolidated Financial Statements for discussion of our credit arrangements.

(h)	Please see “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of items affecting fiscal years 2006, 2005 and 2004 cash flow from operating activities.

(i)	Our financial results for fiscal years 2005, 2004, 2003 and 2002 have been restated as a result of our internal investigation of our stock option grant practices and other tax matters to record additional non-cash stock-based compensation expense resulting from stock options granted during 1994 to 2005 that were incorrectly accounted for under generally accepted accounting principles and related income tax effects. Related income tax effects include deferred income tax benefits on the compensation expense, and additional income tax liabilities, with adjustments to additional paid-in capital, and estimated penalties and interest, related to the application of Internal Revenue Code Section 162(m) and related Treasury Regulations to stock-based executive compensation previously deducted, that is now no longer deductible as a result of revised measurement dates of certain stock option grants. We have also included in our restatements additional income tax liabilities and estimated penalties and interest, with adjustments to additional paid-in capital and income tax expense, related to certain cash and stock-based executive compensation deductions previously taken under Section 162(m), which we believe may now be non-deductible as a result of information that has been obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. Please see “Review of Stock Option Grant Practices” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of our Consolidated Financial Statements for a discussion of our restatements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). While management has based any forward-looking statements contained herein on its current expectations, the information on which such expectations were based may change. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of risks, uncertainties, and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. Such risks, uncertainties, and other factors include, but are not necessarily limited to, those set forth in Item 1A. of this Annual Report on Form 10-K under the caption “Risk Factors.” In addition, we operate in a highly competitive and rapidly changing environment, and new risks may arise. Accordingly, investors should not place any reliance on forward-looking statements as a prediction of actual results. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

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

Overview

We derive our revenues from delivering comprehensive business process outsourcing and information technology services solutions to commercial and government clients. A substantial portion of our revenues is derived from recurring monthly charges to our clients under service contracts with initial terms that vary from one to ten years. We define recurring revenues as revenues derived from services that our clients use each year in connection with their ongoing businesses, and accordingly, exclude software license fees, short-term contract programming and consulting engagements, product installation fees, and hardware and software sales. However, as we add, through acquisitions or new service offerings, consulting or other services to enhance the value delivered and offered to our clients which are primarily short-term in nature, we may experience variations in our mix of recurring versus non-recurring revenues. Since inception, our acquisition program has resulted in growth and diversification of our client base, expansion of services and products offered, increased economies of scale and geographic expansion.

Management focuses on various metrics in analyzing our business and its performance and outlook. One such metric is our sales pipeline, which was approximately $1.6 billion of annual recurring revenues as of June 30, 2006. Our sales pipeline is a qualified pipeline of deals with signings anticipated within the next six months and excludes deals with annual recurring revenue over $100 million. Both the commercial and government pipelines have significant, quality opportunities across multiple lines of business and in multiple verticals, including business process outsourcing, commercial and government information technology services and healthcare. We analyze the cash flow generation qualities of each deal in our pipeline and make decisions based on its cash return characteristics. While the magnitude of our sales pipeline is an important indicator of potential new business signings and potential future internal revenue growth, actual new business signings and internal revenue growth depend on a number of factors including the effectiveness of our sales pursuit teams, competition for a deal, deal pricing and other risks described further in Item 1A. Risk Factors.

We use internal revenue growth as a measure of the organic growth of our business. Internal revenue growth is measured as total revenue growth less acquired revenue from acquisitions and revenues from divested operations. At the date of acquisition, we identify the trailing twelve months of revenue of the acquired company as the “pre-acquisition revenue of acquired companies.” Pre-acquisition revenue of the acquired companies is considered “acquired revenues” in our calculation, and revenues from the acquired company, either above or below that amount are components of “internal growth” in our calculation. We use the calculation of internal revenue growth to measure revenue growth excluding the impact of acquired revenues and the revenue associated with divested operations and we believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. Revenues from divested operations are excluded from the internal revenue growth calculation in the periods following the effective date of the divestiture. Our measure of internal revenue growth may not be comparable to similarly titled measures of other companies. Prior period internal revenue growth calculations are not restated for current period divestitures.

Management analyzes new business signings on a trailing twelve month basis as it is generally a better indicator of future growth than quarterly new business signings which can vary due to timing of contract execution. We define new business signings as recurring revenue from new contracts, including the incremental portion of renewals, signed during the period and represent the estimated first twelve months of revenue to be recorded under that contract after full implementation. We use new business signings as additional measures of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. Revenues for new business signings are measured under GAAP. There are no third party standards or requirements governing the calculation of new business signings and our measure may not be comparable to similarly titled measures of other companies.

Renewal rates are a key indicator of client satisfaction. Our fiscal year 2006 renewal rates were approximately 85%. We define total contract value as the estimated total revenues from contracts signed during the period and represents estimated total revenue over the term of the contract. We use total contract value as an additional measure of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. Revenues for total contract value are measured under GAAP.

We compete for new business in the competitive IT services and business process outsourcing markets. The overall health of these markets and the competitive environment can be determined by analyzing several key metrics. One of the metrics we monitor is the overall expected operating margin of our new business signings which is a good indicator of our expected future operating margin given the long-term nature of our customer contracts. We are seeing that the overall expected operating margin of new business signings is consistent with our historical operating margin. While the expected operating margin on new business signings may change in the future, we believe the current expected operating margin trend supports a healthy competitive pricing environment.

Another metric of new business signings that we monitor is capital intensity, defined as capital expenditures and additions to intangible assets, of new business signings. Understanding the capital intensity of new business signings is helpful in determining the future free cash flow generating levels of our business. Historically the capital intensity in our business has ranged between 5-7%. During fiscal year 2006, the overall capital intensity of our business was slightly in excess of 8% due to approximately $60 million in investments that we made in certain areas of our business. These investments included investments related to integrating the Acquired HR Business and expanding our human resources outsourcing technology platform; investments made in our Government healthcare technology platforms; the expansion of our data center capacity with the addition of a new data center and investments to increase global production both in existing locations and new geographies. The expected capital intensity of new business signings during fiscal year 2006 was consistent with our historical range. We believe the expected capital intensity range of our new business signings reflects a healthy competitive environment and the related risks we are taking with respects to our new IT services and business process outsourcing business.

Retaining and training our employees is a key ingredient to our historical success and will continue to be a major factor in our future success. We consistently review our retention rates on a regional and global basis to ensure that we are competitive in hiring, retaining and motivating our employees. We perform benchmarking studies against some markets in which we compete to ensure our competitiveness in compensation and benefits and utilize employee surveys to gauge our employees’ level of satisfaction. We provide our employees ongoing technological and leadership training and will continue to do so to develop our employees and remain competitive. We utilize incentive based compensation as a means to motivate certain of our employees in both segments of our business and anticipate increasing our use of incentive based compensation in fiscal year 2007. We believe our use of incentive based compensation is a competitive advantage for ACS.

2007 Outlook

As a premier provider of business process outsourcing and information technology services, we believe we are well positioned to benefit from commercial and governmental entities’ demand to outsource non-core, mission-critical back office functions. Demand for commercial business process and information technology services is expected to remain healthy during fiscal year 2007. Areas of strong demand in the Commercial segment include transactional business process outsourcing, multi-scope human resources outsourcing, finance and accounting outsourcing, customer care outsourcing and traditional information technology services. We also anticipate healthy demand for our government services. In addition to the areas that we have marketed historically, such as government healthcare, municipal services, electronic payment services and transportation services and solutions, we continue to believe that government entities could benefit from our commercial best practices around such areas as eligibility administration, human resources outsourcing, customer care and finance and accounting outsourcing. From a geographic perspective, we believe that there will continue to be strong demand in the United States and expect to see more business process outsourcing opportunities in Europe and abroad.

In order to capitalize on opportunities in these markets, we will continue to make certain investments and reorganizations in our business in fiscal year 2007. We recently completed strategic acquisitions in specific segments of our business including the learning outsourcing component of human resource outsourcing and the cost recovery segment of commercial healthcare markets. These acquisitions should allow us to capitalize on strong demand in these vertical markets. During fiscal year 2006, we performed a critical review of our operations and restructured certain operations and shed non-core businesses. We continued our restructuring activities in the first quarter of fiscal year 2007, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions in that period. We believe that these restructuring activities will help us better compete in the diverse markets that we serve.

In the Commercial segment, we anticipate expanding our system integration services as well as application, development and maintenance services in selected vertical markets. We also plan to increase our penetration of low-cost delivery locations outside the United States. In the Government segment, we expect to leverage our broad international presence and subject matter expertise in the transportation services market. We also anticipate making investments in advanced Government healthcare systems which will address both state needs and attractive opportunities in the Federal healthcare market. In both segments, we plan to deepen our use of incentive based compensation.

Review of Stock Option Grant Practices

On March 3, 2006 we received notice from the Securities and Exchange Commission that it is conducting an informal investigation into certain stock option grants made by us from October 1998 through March 2005. On June 7, 2006 and on June 16, 2006 we received requests from the SEC for information on all of our stock option grants since 1994. We have responded to the SEC’s requests for information and are cooperating in the informal investigation.

On May 17, 2006, we received a grand jury subpoena from the United States District Court, Southern District of New York requesting production of documents related to granting of our stock option grants. We have responded to the grand jury subpoena and have provided documents to the United States Attorney’s Office in connection with the grand jury proceeding. We have informed the Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York of the results of our internal investigation into our stock option grant practices and will continue to cooperate with these governmental entities and their investigations.

We initiated an internal investigation of our stock option grant practices in response to the pending informal investigation by the Securities and Exchange Commission and a subpoena from a grand jury in the Southern District of New York. The investigation reviewed our historical stock option grant practices during the period from 1994 through 2005, including all 73 stock option grants made by us during this period, and the related disclosure in our Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006 (the “May 2006 Form 10-Q”).

The investigation was overseen by a special committee of the Board of Directors which consisted of all the independent members of the Board. The special committee retained Bracewell & Giuliani LLP as independent counsel to conduct the internal investigation. In November 2006 the results of the investigation were reported to the special committee, at which time the committee submitted recommendations for action to the Board. These recommendations are now being implemented by the Board substantially as submitted by the special committee.

During the course of the investigation, more than 2 million pages of electronic and hardcopy documents and emails were reviewed. In addition, approximately 40 interviews of current and former officers, directors, employees and other individuals were conducted. The independent directors, in their role as special committee members and as independent directors prior to formation of the committee, met extensively since the SEC informal investigation commenced to consider the matters related to the stock option grant practices. The investigation was necessarily limited in that the investigation team did not have access to certain witnesses with relevant information (including former Chief Executive Officer, Jeffrey A. Rich) and due to the lack of metadata for certain electronic documentation prior to 2000.

The following background pertaining to our historical stock option grant practices was confirmed through the investigation. Option grants were typically initiated by our senior management or Darwin Deason, Chairman of the Board (and chairman of the compensation committee from 1994 through August 2003), on a prospective basis at times when they believed it was appropriate to consider option grants and the price of our common stock was relatively low based on an analysis of, among other things, price-earnings multiples. With respect to each grant of options to senior executives, the Chairman gave a broad authorization to the CEO which included approval of option recipients and the number of stock options to be awarded to each recipient. In the case of non-senior management grants, the Chairman gave his general authorization for the awarding of options and the CEO would subsequently obtain his approval of option recipients and the number of stock options to be awarded. With respect to both senior executive and non-senior management grants, after the Chairman’s broad authorization, Jeffrey A. Rich, Mark A. King and/or Warren D. Edwards then selected the date to be recorded as the grant date as they, assisted by employees who reported to them, prepared the paperwork that documented the grant recommendations to be considered by the applicable compensation committee. Thus, between 1994 and 2005, grant dates and related exercise prices were generally selected by Mr. Rich, Mr. King, and/or Mr. Edwards. Mr. Rich served as CFO during the period prior to 1994 and until May 1995, President and Chief Operating Officer from May 1995 until February 1999, President and Chief Executive Officer from February 1999 until August 2002, and Chief Executive Officer from August 2002 until his resignation September 29, 2005. Mr. King served as CFO from May 1995 through March 2001, COO from March 2001 through August 2002, President and COO from August 2002 through September 2005, and President and CEO from September 2005 through November 26, 2006. Mr. Edwards served as CFO from March 2001 through November 26, 2006.

As described in our May 2006 Form 10-Q, our regular and special compensation committees used unanimous written consents signed by all members of the committee ratifying their prior verbal approvals of option grants to senior executives or options granted in connection with significant acquisitions. In connection with option grants to senior executives, the historical practice was for the Chairman, on or about the day he gave senior management his broad authorization to proceed with preparing paperwork for option grants, to call each of the compensation committee members to discuss and obtain approval for the grants. In cases where grants were awarded to senior executives and in large blocks to non-senior management the Chairman and members of the compensation committee discussed grants to senior executives specifically and, on certain occasions, acknowledged generally that a block of grants would be awarded to non-senior management as well. For grants to non-senior management which were not combined with senior executive grants, the Chairman and the committee members generally did not discuss the grants at the time the Chairman gave his broad authorization to senior management to proceed with preparing paperwork for option grants, but unanimous written consents were subsequently signed by the committee members in order to document the effective date of the grants.

The investigation concluded that in a significant number of cases Mr. Rich, Mr. King and/or Mr. Edwards used hindsight to select favorable grant dates during the limited time periods after Mr. Deason had given the officers his authorization to proceed to prepare the paperwork for the option grants and before formal grant documentation was submitted to the applicable compensation committee. No evidence was found to suggest that grant dates which preceded Mr. Deason’s broad authorization were ever selected. In a number of instances, our stock price was trending downward at the time Mr. Deason’s authorization was given, but started to rise as the grant recommendation memoranda were being finalized. The investigation found that in those instances Mr. Rich, Mr. King and/or Mr. Edwards often looked back in time and selected as the “grant date” a date on which the price was at a low, notwithstanding that the date had already passed and the stock price on the date of the actual selection was higher. Recommendation memoranda attendant to these grants were intentionally misdated at the direction of Mr. Rich, Mr. King and/or Mr. Edwards to make it appear as if the memoranda had been created at or about the time of the chosen grant date, when in fact, they had been created afterwards. As a result, stock options were awarded at prices that were at, or near, the quarterly low and we effectively granted “in the money” options without recording the appropriate compensation expense.

The evidence gathered in the investigation disclosed that aside from Mr. Rich, Mr. King and Mr. Edwards, one other of our current management employees, who is not an executive officer or director, was aware of the intentional misdating of documents. Based on the evidence reviewed, no other current executives, directors or management employees were aware of either the improper use of hindsight in selecting grant dates or the intentional misdating of documents. It was also determined that these improper practices were generally followed with respect to option grants made to both senior executives and other employees. No evidence was found to suggest that the practices were selectively employed to favor executive officers over other employees.

The Company has made only one individual stock option grant to Mr. Deason since the Company was founded in 1988. The investigation, after extensive analysis of the available evidence, could not conclude that the reported grant date for this stock option grant, July 23, 2002, was selected using hindsight. Mr. Deason has never exercised any options under this single individual option grant. (Two other option grants to Mr. Deason are being used by the Company as a means to partially fund its retirement obligations to Mr. Deason). See Note 18 to the Consolidated Financial Statements for a discussion of Mr. Deason’s Supplemental Executive Retirement Plan.

Further, with respect to our May 2006 Form 10-Q, the investigation concluded that Note 3 to the Consolidated Financial Statements which stated, in part, that we did “not believe that any director or officer of the Company has engaged in the intentional backdating of stock option grants in order to achieve a more advantageous exercise price,” was inaccurate because, at the time the May 2006 Form 10-Q was filed, Mr. King and Mr. Edwards either knew or should have known that we awarded options through a process in which favorable grant dates were selected with the benefit of hindsight in order to achieve a more advantageous exercise price and that the term “backdating” was readily applicable to our option grant process. Neither Mr. King nor Mr. Edwards told our directors, outside counsel or independent accountants that our stock options were often granted by looking back and taking advantage of past low prices. Instead, both Mr. King and Mr. Edwards attributed the disparity between recorded grant dates and the creation dates of the paperwork attendant to the stock option grants to other factors that did not involve the use of hindsight.

The investigation concluded that the conduct of Mr. King and Mr. Edwards with regard to the misdating of recommendation memoranda as well as their conduct with regard to the May 2006 Form 10-Q violated our Code of Ethics for Senior Financial Officers. As a result the special committee recommended that Mr. King and Mr. Edwards should resign. Effective November 26, 2006 each of Mr. King and Mr. Edwards resigned from all executive management positions with us. See “Departure of Executive Officers” below for a discussion of the terms of their separation.

The Board of Directors appointed Lynn Blodgett, who had been serving as our Executive Vice President and Chief Operating Officer and as a director since September 2005, as President and Chief Executive Officer, and John Rexford, who had been serving as Executive Vice President — Corporate Development since March 2001, as Executive Vice President and Chief Financial Officer and as a director, in each case effective on November 26, 2006. Mr. Blodgett and Mr. Rexford each have served in various executive capacities with us for over ten years.

In addition to the resignations of Mr. King and Mr. Edwards and the approval of the terms of their separation, the Board of Directors announced the following actions and decisions, some of which have already been implemented, as the result of the findings of our stock option investigation:

•	The stock options held by our employees (other than Messrs. King and Edwards and one management employee) will be adjusted as necessary, with the optionee’s consent, to avoid adverse tax consequences to the employee, and we will compensate such employees for any increase in exercise price resulting from the matters which were the subject of the internal investigation.

•	Our non-employee directors, to avoid the appearance of inappropriate gain, voluntarily agreed that with respect to any historical option grants to them which require incremental compensation expense as a result of revised measurement dates, the exercise price will be increased to equal the fair market value of the stock on the revised measurement date, regardless of whether such increase is necessary to avoid adverse tax consequences to the director. The non-employee directors will not be reimbursed to offset any individual loss of economic benefit related to such repriced stock options.

•	Another employee (not an “officer” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) will be reassigned and all of such employee’s stock options will be repriced so that the exercise priceequals the fair market value of our stock on the proper measurement date.

•	We will consider whether to recover certain profits from Jeffrey A. Rich, former Chief Executive Officer, which relate to stock options awarded to Mr. Rich which the internal investigation concluded were awarded through a process in which favorable grant dates were selected after the fact.

•	We implemented, or are in the process of implementing, a number of changes to our internal controls, including:

•	After reviewing the results of the investigation to date, our Board of Directors determined that it would be appropriate to accept the resignations of Mr. King and Mr. Edwards. Our Board of Directors has since appointed a new Chief Executive Officer and Chief Financial Officer.

•	Designating internal legal and accounting staffs to oversee the documentation and accounting of all grants of stock options or restricted stock.

•	Monitoring industry and regulatory developments in stock option and restricted stock awards and implementing and maintaining best practices with respect to grants of stock options or restricted stock.

•	Adhering to the practice of making annual grants on a date certain and through board or committee meetings, and not through a unanimous written consent process. This change has already been implemented.

We have concluded that there were accounting errors with respect to a number of stock option grants. In general, these stock options were originally granted with an exercise price equal to the NYSE or NASDAQ closing market price for our common stock on the date set forth on unanimous written consents signed by one or more members of the appropriate Compensation Committees. We originally used the stated date of these consents as the “measurement date” for the purpose of accounting for them under Generally Accepted Accounting Principles (“GAAP”), and as a result recorded no compensation expense in connection with the grants.

We have concluded that a number of unanimous written consents were not fully executed or effective on the date set forth on the consents and that using the date stated thereon as the measurement date was incorrect. We have determined a revised measurement date for each stock option grant based on the information now available to us. The revised measurement date reflects the date for which there is objective evidence that the required granting actions necessary to approve the grants, in accordance with our corporate governance procedures, were completed. The accounting guidelines we used in determining the correct accounting measurement date for our option grants require clear evidence of final corporate granting action approving the option grants. Therefore, while the internal investigation did not conclude that option grant dates with respect to certain grants had been selected with hindsight, we nevertheless concluded in many cases that the accounting measurement dates for these grants should be adjusted because the final corporate granting action occurred after the original grant date reflected in our unanimous written consents. In cases where the closing market price on the revised measurement date exceeded the NYSE or NASDAQ closing market price on the original measurement date, we have recognized compensation expense equal to this excess over the vesting term of each option, in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) for periods ending on or before June 30, 2005. Additionally, beginning July 1, 2005, we have recognized compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) based on the fair value of stock options granted, using the revised measurement dates.

Subsequent to the delivery of the results of the investigation, we, with the approval of our Audit Committee, have determined that the cumulative non-cash stock-based compensation expense adjustment was material and that our consolidated financial statements for each of the first three quarters of fiscal year ended June 30, 2006, each of the quarters in the fiscal year ended June 30, 2005 and each of the fiscal years ended June 30, 2005 and June 30, 2004, as well as the selected consolidated financial data for the fiscal years ended June 30, 2003 and 2002 should be restated to record additional stock-based compensation expense resulting from stock options granted during 1994 to 2005 that were incorrectly accounted for under GAAP, and related income tax effects. Related income tax effects include deferred income tax benefits on the compensation expense, and additional income tax liabilities, with adjustments to additional paid-in capital, and estimated penalties and interest, related to the application of Internal Revenue Code Section 162(m) and related Treasury Regulations (“Section 162(m)”) to stock-based executive compensation previously deducted, that is now no longer deductible as a result of revised measurement dates of certain stock option grants. We have also included in our restatements additional tax liabilities and estimated penalties and interest, with adjustments to additional paid-in capital and income tax expense, related to certain cash and stock-based executive compensation deductions previously taken under Section 162(m), which we believe may now be non-deductible as a result of information that has been obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. Our decision to restate our financial statements was based on the facts obtained by management and the special committee.

We have determined that the cumulative, pre-tax, non-cash stock-based compensation expense resulting from revised measurement dates was approximately $51.2 million during the period from our initial public offering in 1994 through June 30, 2006. The corrections relate to options covering approximately 19.4 million shares. We recorded additional stock-based compensation expense of $2.1 million for the fiscal year ended June 30, 2006 and $6.1 million and $7.5 million for the fiscal years ended June 30, 2005 and 2004, respectively, and $35.5 million for fiscal years ending prior to fiscal 2004. Previously reported total revenues were not impacted by our restatement. The table below reflects the cumulative effect on our stockholders’ equity during the period from our initial public offering in 1994 through June 30, 2006 (in thousands):

Decrease in cumulative net income and retained earnings:
Stock-based compensation expense	$(51,207)
Estimated tax related penalties and interest on underpayment deficiencies resulting from disallowed Section 162(m) executive compensation deductions	(11,562)

Decrease in pretax profit	(62,769)
Income tax benefit, net	12,918

Decrease in cumulative net income and retained earnings		$(49,851)

Increase to additional paid-in capital:
Stock-based compensation expense	51,207
Reduction of excess tax benefits for stock options exercised, due to revised measurement dates(1)	(10,210)
Reduction of excess tax benefits for certain stock options exercised related to disallowed Section 162(m) executive compensation deductions, due to revised measurement dates(2)	(13,372)
Reduction of excess tax benefits for certain stock options exercised related to disallowed executive compensation deductions previously believed to qualify for Section 162(m) exceptions, due to factors unrelated to revised measurement dates(3)	(10,505)

Increase in additional paid-in capital		17,120

Decrease in stockholders’ equity at June 30, 2006		$(32,731)

(1)	We recorded cumulative deferred income tax benefits of $15.3 million for the income tax effect related to the stock-based compensation expense adjustments arising from revised measurement dates, of which $10.2 million has been realized through June 30, 2006 upon stock option exercises and has been reflected as a reduction of excess tax benefits previously recorded in additional paid-in capital.

(2)	Excess tax benefits for certain stock-based executive compensation deductions from stock option exercises previously recorded in additional paid-in capital are now disallowed under Section 162(m) due to revised measurement dates of certain stock option grants. See “Other Tax Matters” below in this discussion of “Review of Stock Option Grant Practices.”

(3)	Excess tax benefits for certain stock-based executive compensation deductions related to stock option exercises previously recorded in additional paid-in capital may now be non-deductible under Section 162(m) as a result of information obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. See “Other Tax Matters” below in this discussion of “Review of Stock Option Grant Practices.”

The table below reflects the breakdown by year of the cumulative adjustment to retained earnings. Our consolidated financial statements included in previously filed periodic reports with the SEC for such periods have not been amended. The consolidated financial statements included in this Annual Report on Form 10-K have been restated. (in thousands)

		Estimated	Income
	Stock-based	interest	tax
	compensation	and	benefit,	Total
	expense	penalties(1)	net	adjustments

Years ended June 30,
1995	$(63)	$—	$23	$(40)
1996	(444)	—	130	(314)
1997	(1,404)	—	301	(1,103)
1998	(1,876)	—	405	(1,471)
1999	(3,325)	—	717	(2,608)
2000	(4,870)	(87)	511	(4,446)
2001	(6,433)	(546)	1,074	(5,905)
2002	(7,833)	(1,414)	1,636	(7,611)
2003	(9,237)	(1,454)	2,119	(8,572)

Cumulative effect at June 30, 2003	(35,485)	(3,501)	6,916	(32,070)

	Net					Net
	income as					income as
	reported					restated

Years ended June 30,
2004	$529,843	(7,527)	(2,509)	1,921	(8,115)	$521,728
2005	415,945	(6,061)	(2,526)	2,211	(6,376)	409,569
2006		(2,134)	(3,026)	1,870	(3,290)

Cumulative effect at June 30, 2006		$(51,207)	$(11,562)	$12,918	$(49,851)

(1)	Estimated interest and penalties on income tax underpayment deficiencies resulting from disallowed executive compensation deductions under Section 162(m).

In connection with the restatement of our consolidated financial statements discussed above, we assessed the impact of the findings of our internal investigation into our historical stock option grant practices and other tax matters on our reported income tax benefits and deductions, including income tax deductions previously taken for cash and stock-based executive compensation under the provisions of Section 162(m). In connection with that assessment, we determined that adjustments were required to our (i) income tax expense previously reported in our Consolidated Statements of Income; (ii) the tax benefits on stock option exercises previously reported in our Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders’ Equity and (iii) the deferred tax assets previously reported in our Consolidated Balance Sheets, in order to give effect to the impact of the investigation findings and those of our assessments.

In our Consolidated Statements of Income, we recorded deferred income tax benefits of $0.8 million, $2.2 million and $2.7 million for the fiscal years ending June 30, 2006, 2005 and 2004, respectively, and $9.6 million for periods prior to fiscal year 2004 related to the stock-based compensation adjustments arising from revised measurement dates. Of these cumulative deferred income tax benefits of $15.3 million, $10.2 million has been realized through June 30, 2006 upon stock option exercises and has been reflected as a reduction of excess tax benefits previously recorded in additional paid-in capital. At June 30, 2006 and 2005, we recorded adjustments in our Consolidated Balance Sheets of $5.1 million and $9.2 million, respectively, to recognize deferred income tax assets on stock-based compensation relating to unexercised stock options remaining at those dates.

We also recorded current income tax benefits of $1.1 million, $0.6 million and $0.4 million for the fiscal years ending June 30, 2006, 2005 and 2004, respectively, and $0.1 million for periods prior to fiscal year 2004 related to the income tax benefit of the estimated deductible interest expense on income tax underpayment deficiencies related to disallowed cash and stock-based executive compensation deductions previously taken under Section 162(m) as discussed in “Other tax matters” below. These income tax benefits are reduced by current income tax expense of $0 million, $0.6 million and $1.2 million for the fiscal years June 30, 2006, 2005 and 2004, respectively, and $2.8 million for periods prior to fiscal year 2004 related to disallowed cash based executive incentive compensation deductions that were previously believed to qualify as a deduction under Section 162(m). The sum of these current and deferred income tax adjustments are reflected as income tax benefit, net, in the above tables.

The components of income tax benefit, net, are as follows (in thousands):

			Current
			income
			tax expense on
	Deferred	Current	disallowed
	income tax	income tax	deductions
	benefit on	benefit on	under
	stock-based	deductible	Section	Income tax
	compensation	interest	162(m)	benefit, net

Years ended June 30,
1995	$23	$—	$—	$23
1996	130	—	—	130
1997	301	—	—	301
1998	405	—	—	405
1999	717	—	—	717
2000	945	—	(434)	511
2001	1,598	—	(524)	1,074
2002	2,287	—	(651)	1,636
2003	3,246	70	(1,197)	2,119

Cumulative effect at June 30, 2003	9,652	70	(2,806)	6,916

Years ended June 30,
2004	2,702	387	(1,168)	1,921
2005	2,194	576	(559)	2,211
2006	774	1,096	—	1,870

Cumulative effect at June 30, 2006	$15,322	$2,129	$(4,533)	$12,918

Other tax matters
The revision of measurement dates for certain stock option grants in connection with our internal investigation required us to assess our previous performance-based cash and stock-based executive compensation income tax deductions previously claimed under Section 162(m) during the applicable periods. As a result of those assessments, we have determined that certain previously claimed stock-based executive compensation deductions under Section 162(m) upon stock option exercise are no longer deductible as a result of revised in-the-money measurement dates. Accordingly, our restatements include adjustments to record additional income taxes payable in the amount of $13.4 million with a corresponding reduction of excess tax benefits previously recorded in additional paid-in capital. Our restatements also include adjustments to record additional income taxes payable in the amount of approximately $15 million with a corresponding reduction of excess tax benefits previously recorded in additional paid-in capital of $10.5 million and an increase in current income tax expense of $4.5 million, related to certain cash and stock-based executive compensation deductions previously taken under Section 162(m), which we believe may now be non-deductible as a result of information that has been obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. We have also recorded estimated penalties and interest in the amount of $3 million, $2.5 million and $2.5 million for the years ended June 30, 2006, 2005 and 2004, respectively, and $3.5 million for periods prior to fiscal year 2004 for these estimated income tax payment deficiencies.

At June 30, 2006, we have recorded approximately $37.9 million of additional income taxes payable, including estimated interest and penalties related to disallowed Section 162(m) executive compensation deductions either resulting from revised measurement dates or due to factors unrelated to revised measurement dates, but which were previously believed to qualify for Section 162(m) deductions. At this time, we cannot predict when the Section 162(m) underpayment deficiencies, together with interest and penalties, if any, will be paid. We expect to fund any such payment from cash flows from operating activities.

Section 409A of the Internal Revenue Code (“Section 409A”) provides that option holders with options granted with a below-market exercise price, to the extent the options were not vested as of December 31, 2004, may be subject to adverse Federal income tax consequences. Holders of these options will likely be required to recognize taxable income at the date of vesting for those options vesting after December 31, 2004, rather than upon exercise, on the difference between the amount of the fair market value of our Class A common stock on the date of vesting and the exercise price, plus an additional 20 percent penalty tax and interest on any income tax to be paid. We will be amending the exercise price of certain outstanding stock options to avoid adverse tax consequences to individual option holders under Section 409A and all of our employees and executives (other than Mark A. King, former President and Chief Executive Officer; Warren D. Edwards, former Executive Vice President and Chief Financial Officer; and one management employee) will be reimbursed to offset any loss of economic benefit related to such re-priced stock options. We will not be re-pricing all option grants for which accounting measurement dates were adjusted. Option grants to executives, employees and certain former employees whose options remain outstanding will be re-priced only to the extent necessary to avoid adverse tax consequences to the individuals, other than Mr. King, Mr. Edwards and one management employee. Grants to certain current and former officers and employee directors were required to be repriced on or before December 31, 2006 in order to comply with income tax regulations, and accordingly, on December 28, 2006, we repriced awards totaling 876,800 shares held by certain current and former officers and employee directors.

We expect to pay to certain current and former employees approximately $8 million in order to compensate such individuals for any increase in exercise price resulting from the matters which were the subject of the internal investigation, in order to avoid the adverse individual income tax impact of Section 409A due to revised measurement dates. The $8 million related to Section 409A will be paid to the affected individuals beginning in January 2008 and as the related stock options vest. We expect to fund any such payments from cash flows from operating activities, however, we have not yet determined the impact to our results of operations and financial condition. The increased exercise prices to be paid by optionholders upon their exercise is expected to offset, in the aggregate, the $8 million; however, the timing of any such exercises cannot be determined.

Departure of Executive Officers

On November 26, 2006, Mark A. King resigned as our President, Chief Executive Officer and as a director. In connection therewith, on November 26, 2006 we and Mr. King entered into a separation agreement (the “King Agreement”). The King Agreement provides, among other things, that Mr. King will remain with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the King Agreement, all unvested stock options held by Mr. King have been terminated as of November 26, 2006, excluding options that would have otherwise vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. King does not materially breach certain specified provisions of the King Agreement. The King Agreement also provides that the exercise price of Mr. King’s vested stock options will be increased to an amount determined by us in a manner consistent with the final determination of the review performed by us in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006 and the exercise price of certain vested options will be further increased by the amount by which the aggregate exercise price of stock options previously exercised by Mr. King would have been increased had the stock options not been previously exercised. Mr. King’s vested options, if unexercised, will expire no later than June 30, 2008. The King Agreement also subjects Mr. King to non-competition and non-solicitation covenants until December 31, 2009. In addition, the King Agreement provides that Mr. King’s severance agreement with us is terminated, Mr. King’s salary will be reduced during the transition period and Mr. King will not be eligible to participate in our bonus plans. Mr. King will be eligible to receive certain of our provided health benefits through December 31, 2009, the estimated cost of which is not material.

On November 26, 2006, Warren D. Edwards resigned as our Executive Vice President and Chief Financial Officer. In connection therewith, on November 26, 2006 we and Mr. Edwards entered into a separation agreement (the “Edwards Agreement”). The Edwards Agreement provides, among other things, that Mr. Edwards will remain with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the Edwards Agreement, all unvested stock options held by Mr. Edwards have been terminated as of November 26, 2006, excluding options that would have otherwise vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. Edwards does not materially breach certain specified provisions of the Edwards Agreement. The Edwards Agreement also provides that the exercise price of Mr. Edwards’ vested stock options will be increased to an amount determined by us in a manner consistent with the final determination of the review performed by us in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006. Mr. Edwards’ vested options, if unexercised, will expire no later than June 30, 2008. The Edwards Agreement also subjects Mr. Edwards to non-competition and non-solicitation covenants until December 31, 2009. In addition, the Edwards Agreement provides that Mr. Edwards’ severance agreement with us is terminated, Mr. Edwards’ salary will be reduced during the transition period and Mr. Edwards will not be eligible to participate in our bonus plans. Mr. Edwards will be eligible to receive certain of our provided health benefits through December 31, 2009, the estimated cost of which is not material.

On September 29, 2005, Jeffrey A. Rich submitted his resignation as a director and Chief Executive Officer. On September 30, 2005 we entered into an Agreement with Mr. Rich, which, among other things, provided the following: (i) Mr. Rich remained on our payroll and was paid his current base salary (of $820 thousand annually) through June 30, 2006; (ii) Mr. Rich was not eligible to participate in our performance-based incentive compensation program in fiscal year 2006; (iii) we purchased from Mr. Rich all options previously granted to Mr. Rich that were vested as of the date of the Agreement in exchange for an aggregate cash payment, less applicable income and payroll taxes, equal to the amount determined by subtracting the exercise price of each such vested option from $54.08 per share and all such vested options were terminated and cancelled; (iv) all options previously granted to Mr. Rich that were unvested as of the date of the Agreement were terminated (such options had an in-the-money value of approximately $4.6 million based on the closing price of our stock on the New York Stock Exchange on September 29, 2005); (v) Mr. Rich received a lump sum cash payment of $4.1 million; (vi) Mr. Rich continued to receive executive benefits for health, dental and vision through September 30, 2007; (vii) Mr. Rich also received limited administrative assistance through September 30, 2006; and (viii) in the event Mr. Rich established an M&A advisory firm by January 1, 2007, we agreed to retain such firm for a two year period from its formation for $250 thousand per year plus a negotiated success fee for completed transactions. The Agreement also contains certain standard restrictions, including restrictions on soliciting our employees for a period of three years and soliciting our customers or competing with us for a period of two years. Mr. Rich has established an M&A advisory firm and in June 2006, we entered into an agreement with Rich Capital LLC, an M&A advisory firm owned by Mr. Rich. The agreement is for two years, during which time we will pay a total of $0.5 million for M&A advisory services, payable in equal quarterly installments. We paid approximately $63 thousand related to this agreement through June 30, 2006. However, we have currently suspended payment under this agreement pending a determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.

In the first quarter of fiscal year 2006, we accrued $5.4 million ($3.4 million, net of income taxes) of compensation expense (recorded in wages and benefits in our Consolidated Statements of Income) related to the Agreement with Mr. Rich. In addition, the purchase of Mr. Rich’s unexercised vested stock options for approximately $18.4 million ($11.7 million, net of income taxes) was recorded as a reduction of additional paid-in capital. We made payments of approximately $23.6 million related to this Agreement during fiscal year 2006.

Significant Developments — Fiscal Year 2006

New Business
During fiscal year 2006, we signed contracts with new clients and incremental business with existing clients representing $762.2 million of annualized recurring revenue. The Commercial segment contributed 73% of the new contract signings (based on annual recurring revenues) including contracts with Sprint, T-Mobile, MeadWestvaco, Humana, Kaiser Permanente, Verizon Wireless, Unum Provident and Aetna. The Government segment contributed 27% of the new contract signings (based on annual recurring revenues) including contracts with the State of Maryland and Texas Health and Human Services Commission.

Stock-based Compensation
On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123(R). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. We adopted SFAS 123(R) on a prospective basis beginning July 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. Prior to July 1, 2005, we followed APB 25 in accounting for our stock-based compensation plans.

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

The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $35 million ($22.9 million, net of deferred income tax benefits), or $0.19 per basic share and $0.18 per diluted share, in wages and benefits in the Consolidated Statements of Income for the year ended June 30, 2006. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs as determined under SFAS 123. The total compensation cost related to non-vested awards not yet recognized at June 30, 2006 was approximately $72.7 million, which is expected to be recognized over a weighted average of 3.1 years.

In periods ending prior to July 1, 2005, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” However, for periods ending after July 1, 2005, pursuant to SFAS 123(R), the income tax benefits exceeding the recorded deferred income tax benefit and any pre-adoption “as-if” deferred income tax benefit from stock-based compensation awards (the excess tax benefits) are required to be reported in net cash provided by financing activities. For the year ended June 30, 2006, excess tax benefits from stock-based compensation awards of $14.3 million were reflected as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Consolidated Statements of Cash Flows, resulting in a net impact of zero on cash. During fiscal years 2005 and 2004, income tax benefits from the exercise of stock options of $20.1 million and $20.2 million, respectively, were reflected as an inflow in cash flows from operating activities in the Consolidated Statements of Cash Flows. However, had SFAS 123(R) been in effect for fiscal years 2005 and 2004, the portion of those income tax benefits that would have been characterized as excess tax benefit and reported as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Consolidated Statements of Cash Flows would have been $14.1 million and $14.8 million, respectively.

Acquisitions
In May 2006, we completed the acquisition of Intellinex, LLC, an Ernst & Young LLP enterprise specializing in integrated learning solutions. The transaction was valued at approximately $75.6 million plus related transaction costs and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We believe this acquisition provides us with a global technology platform that we can leverage to deliver learning services to existing and potential clients, key management talent in the learning BPO markets, expanded content development and delivery capabilities and a broader presence in the rapidly growing learning BPO market. This acquisition should also allow us to better compete on multi-scope human resources BPO opportunities that include a learning component. We will also leverage this acquisition to develop and implement learning content and programs for our employees. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, June 1, 2006.

In December 2005, we completed the acquisition of the Transport Revenue division of Ascom AG (“Transport Revenue”), a Switzerland based communications company. Transport Revenue consists of three business units: fare collection, airport parking solutions and toll collection, with office locations across nine countries. The transaction was valued at approximately $100.5 million plus related transaction costs and was funded from borrowings under our Prior Facility (as defined below). We also paid a net working capital settlement of approximately $13.6 million which was funded from cash on hand and borrowings under our Credit Facility (defined below). We believe this acquisition launched us into the international transportation services industry and expanded our portfolio in the transit and parking payment markets and adds toll collection customers to our existing customer base. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, December 1, 2005.

In July 2005, we completed the acquisition of LiveBridge, Inc. (“LiveBridge”), a customer care service provider primarily serving the financial and telecommunications industries. The transaction was valued at approximately $32 million plus a working capital adjustment of $2.5 million, excluding contingent consideration of up to $32 million based upon future financial performance, and was funded from cash on hand and borrowings under our Prior Facility (defined below). We believe this acquisition expanded our customer care service offerings in the finance and telecommunications industries and extended our global capabilities and operations by adding operational centers in Canada, India and Argentina. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 1, 2005.

We completed two other small acquisitions in fiscal year 2006, one in our Commercial segment and one in our Government segment.

These acquisitions are not considered material to our results of operations, either individually or in the aggregate: therefore, no pro forma information is presented.

Sale of Government welfare- to-workforce services business
In December 2005, we completed the divestiture of substantially all of our Government welfare-to-workforce services business (the “WWS Divestiture”) to Arbor E&T, LLC (“Arbor”), a wholly owned subsidiary of ResCare, Inc., for approximately $69 million, less transaction costs. The proceeds were collected in the third quarter of fiscal year 2006. Assets sold were approximately $29.8 million and liabilities assumed by Arbor were approximately $0.2 million, both of which were included in the Government segment. We retained the net working capital related to the WWS Divestiture. We recognized a pretax gain of $33.5 million ($20.1 million, net of income tax) in fiscal year 2006, upon the assignment of customer contracts to Arbor. Approximately $4.2 million of the consideration relates to certain customer contracts whose assignment to Arbor was not complete as of June 30, 2006, and is reflected as deferred proceeds in other accrued liabilities in our Consolidated Balance Sheet as of June 30, 2006. The transfers of these remaining contracts to Arbor were completed in the second quarter of fiscal year 2007 upon receipt of customer consents. The after tax proceeds from the divestiture were primarily used for general corporate purposes.

Revenues from the WWS Divestiture were $104.2 million, $218 million and $237.4 million for fiscal years 2006, 2005 and 2004, respectively. Operating income from the divested business, excluding the gain on sale, was $6.4 million, $11.5 million and $7.5 million for fiscal years 2006, 2005 and 2004, respectively.

Additionally, in the second quarter of fiscal year 2006, we recorded a provision for estimated litigation settlement related to the WWS Divestiture. In connection with the transfer of the contracts and ongoing customer relationships to Arbor and due to a change in our estimate of collectibility of the retained outstanding receivables, we recorded a provision for uncollectible accounts receivable related to the WWS Divestiture. Total provisions recorded were $3.3 million ($2.1 million, net of income tax).

In the fourth quarter of fiscal year 2006, we completed the sale of a subsidiary related to the operations of the WWS Divestiture and recorded a loss on the sale of approximately $0.6 million ($1.0 million, net of income tax) and related charges of $0.2 million ($0.1 million, net of income tax).

The welfare-to-workforce services business is no longer strategic or core to our operating philosophy. These divestitures allow us to focus on our technology-enabled business process outsourcing and information technology service offerings.

Restructuring activities
During the second quarter of fiscal year 2006, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we began certain restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions. We estimated a total of 1,300 employees would be involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions would be migrated to lower cost markets. As of June 30, 2006, approximately 950 employees have been involuntarily terminated. We anticipate the costs savings related to these involuntary terminations will be approximately $32 million of wages and benefits per year; however, some of the cost savings from these involuntary terminations will be reinvested in subject matter experts, project management talent and sales personnel as we look to further promote those lines of businesses that reflect the greatest potential for growth. Our assessment activities are ongoing and may result in further restructuring and related charges, the amount and timing of which cannot be determined at this time.

In our Commercial segment, we began an assessment of the cost structure of our global production model, particularly our offshore processing activities. We identified offshore locations in which our labor costs were no longer competitive or where the volume of work processed by the site no longer justifies retaining the location, including one of our Mexican facilities. In connection with this assessment, we recorded a restructuring charge for involuntary termination of employees related to the closure of those duplicative facilities or locations of $5.5 million for the year ended June 30, 2006, which is reflected in wages and benefits in our Consolidated Statements of Income, and $4.7 million for the year ended June 30, 2006, for impairments of duplicative technology equipment and facility costs, facility shutdown and other costs, which are reflected as part of total operating expenses in our Consolidated Statements of Income. We plan to further penetrate offshore labor markets. We expect these activities will consolidate our global production activities and enhance our competitive position.

In our Government segment, we began an assessment of our competitive position, evaluated our market strategies and the technology used to support certain of our service offerings. We began to implement operating practices that we utilize in our Commercial segment, including leveraging our proprietary workflow technology and implementing incentive based compensation, which is expected to reduce our operating costs and enhance our competitive position. In connection with these activities, we recorded a restructuring charge for involuntary termination of employees of $1 million for the year ended June 30, 2006, which is reflected in wages and benefits in our Consolidated Statements of Income, and $1.6 million for the year ended June 30, 2006 for asset impairment and other charges, principally for duplicative software as a result of recent acquisition activity, and is reflected in total operating expenses in our Consolidated Statements of Income. As discussed earlier, we completed the WWS Divestiture, which allows us to focus on our technology-enabled business process outsourcing and information technology service offerings.

The following table summarizes activity for the accrual for involuntary termination of employees for the year ended June 30, 2006 (in thousands), exclusive of the Acquired HR Business (defined below):

Balance at July 1, 2005	$—
Accrual recorded	6,500
Payments	(5,601)

Balance at June 30, 2006	$899

The June 30, 2006 accrual for involuntary termination of employees is expected to be paid primarily in fiscal year 2007 from cash flows from operating activities.

We substantially completed the integration of the Acquired HR Business in the fourth quarter of fiscal year 2006. The integration included the elimination of redundant facilities, marketing and overhead costs, and the consolidation of processes from the historical cost structure of the acquired Mellon organization. The liabilities recorded at closing for the Acquired HR Business include $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” During fiscal years 2006 and 2005, $13.9 million and $1.8 million in involuntary employee termination payments were made and charged against accrued compensation. We also recorded a $3.1 million reduction to the accrual and to goodwill in fiscal year 2006 as a result of a change in our estimates of severance to be paid. As of June 30, 2006, the balance of the related accrual was $3.5 million and is expected to be paid primarily in fiscal year 2007 from cash flows from operating activities.

In our Corporate segment, we determined that the costs related to the ownership of a corporate aircraft outweighed the benefits to the Company. During fiscal year 2006, we sold our corporate aircraft for approximately $3.4 million, net of transaction costs. These proceeds are reflected in cash flows from investing activities in purchases of property, equipment and software, net in our Consolidated Statements of Cash Flows. We recorded an asset impairment charge of $4.7 million in the year ended June 30, 2006 related to the sale of our corporate aircraft, which is reflected in other operating expenses in our Consolidated Statements of Income.

Share Repurchase Programs
In June 2006, our Board of Directors authorized a share repurchase program of up to $1 billion of our Class A common stock. The program, which was open ended, allowed us to repurchase our shares on the open market, from time to time, in accordance with the requirements of SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. As of June 30, 2006, we had repurchased approximately 5.5 million shares at a total cost of approximately $269.3 million and retired approximately 3.2 million of those shares. As of June 30, 2006, we had initiated purchases that had not yet settled for 1.3 million shares of our common stock with a total cost of $66.4 million. In August 2006, we completed the June 2006 Board of Directors authorized share repurchase program, purchasing a total of 19.9 million shares for an average price of $50.30. All of the shares repurchased under this June 2006 authorization were retired as of the date of this report.

Under our share repurchase programs authorized prior to the Tender Offer, we had repurchased approximately 2.2 million, 4.9 million and 15 million shares, respectively, at a total cost of approximately $115.8 million, $250.8 million and $743.2 million, during fiscal years 2006, 2005 and 2004, respectively. We have reissued approximately 0.3 million, 0.6 million and 0.1 million shares, respectively, for proceeds of approximately $17.9 million, $28.5 million and $4.6 million, respectively, to fund contributions to our employee stock purchase plan and 401(k) plan during fiscal years 2006, 2005 and 2004, respectively. In July 2006, we reissued approximately 57,000 shares for proceeds totaling approximately $2.8 million to fund contributions to our employee stock purchase plan.

Tender Offer
On January 26, 2006, we announced that our Board of Directors authorized a modified “Dutch Auction” tender offer to purchase up to 55.5 million shares of our Class A common stock at a price per share not less than $56 and not greater than $63 (the “Tender Offer”). The Tender Offer commenced on February 9, 2006, and expired on March 17, 2006 (as extended), and was funded with proceeds from the Term Loan Facility (defined below). Our directors and executive officers, including our Chairman, Darwin Deason, did not tender shares pursuant to the Tender Offer. The number of shares purchased in the Tender Offer was 7,365,110 shares of Class A common stock at an average price of $63 per share plus transaction costs, for an aggregate purchase amount of $475.9 million. All of the shares purchased in the Tender Offer were retired as of June 30, 2006.

Voting Rights of Our Chairman
In connection with the Tender Offer, Mr. Deason entered into a Voting Agreement with the Company dated February 9, 2006 (the “Voting Agreement”) in which he agreed to limit his ability to cause the additional voting power he would hold as a result of the Tender Offer to affect the outcome of any matter submitted to the vote of the stockholders of the Company after consummation of the Tender Offer. Mr. Deason agreed that to the extent his voting power immediately after the Tender Offer increased above the percentage amount of his voting power immediately prior to the Tender Offer, Mr. Deason would cause the shares representing such additional voting power (the “Excess Voting Power”) to appear, not appear, vote or not vote at any meeting or pursuant to any consent solicitation in the same manner, and in proportion to, the votes or actions of all stockholders including Mr. Deason whose Class A and Class B shares shall, solely for the purpose of proportionality, be counted on a one for one vote basis (even though the Class B shares have ten votes per share).

As the result of the purchase of 7.4 million shares of Class A common stock in the Tender Offer, Mr. Deason’s percentage increase in voting power above the percentage amount of his voting power immediately prior to the Tender Offer was approximately 1.5%.

The Voting Agreement will have no effect on shares representing the approximately 36.7% voting power of the Company held by Mr. Deason prior to the Tender Offer, which Mr. Deason will continue to have the right to vote in his sole discretion, or on any increase in his voting percentage as a result of any share repurchases by the Company. The Voting Agreement also does not apply to any Class A shares that Mr. Deason may acquire after the Tender Offer through his exercise of stock options, open market purchases or in any future transaction that we may undertake (including any increase in voting power related to any Company share repurchase program). Other than as expressly set forth in the Voting Agreement, Mr. Deason continues to have the power to exercise all rights attached to the shares he owns, including the right to dispose of his shares and the right to receive any distributions thereon.

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

Mr. Deason and a special committee of the Board of Directors, consisting of our four independent directors, have not reached an agreement regarding the fair compensation to be paid to Mr. Deason for entering into the Voting Agreement. However, whether or not Mr. Deason and our special committee are able to reach agreement on compensation to be paid to Mr. Deason, the Voting Agreement will remain in effect.

This summary of the Voting Agreement is qualified in its entirety by the terms of the Voting Agreement, which is filed as Exhibit 9.1 to our Quarterly Report on Form 10-Q filed February 9, 2006.

Credit Agreement
On March 20, 2006, we and certain of our subsidiaries entered into a Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”). The Credit Facility provides for a senior secured term loan facility of $800 million, with the ability to increase it by up to $3 billion, under certain circumstances (the “Term Loan Facility”) and a senior secured revolving credit facility of $1 billion with the ability to increase it by up to $750 million (the “Revolving Facility”). Proceeds from advances under the Credit Facility are used to fund our Tender Offer, for general corporate purposes, to fund share repurchase programs and to fund acquisitions. See “Subsequent Events” below for discussion regarding our Term Loan Facility activity subsequent to June 30, 2006. See “Liquidity and Capital Resources” for further discussion of our credit arrangements.

Government Healthcare Contract
In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). There was a protest of the contract award; however, DHHS requested that we commence performance under the contract. One of the parties protesting the contract has continued to seek administrative and legal relief to set aside the contract award. However, we continued our performance of the contract at the request of DHHS. On June 12, 2006, we reported that contract issues had arisen and each of ACS and DHHS alleged that the other party has breached the contract. The parties entered into a series of standstill agreements in order to permit discussion of their respective issues regarding the contract and whether the contract would be continued or terminated. On July 14, 2006, the DHHS sent us a letter notifying us of the termination of the contract. We do not believe the agency has a valid basis for terminating the contract and intend to pursue legal action against DHHS. We filed in the General Court of Justice, Superior Court Division, in Wake County, North Carolina, a complaint and motion to preserve records related to the contract. Subsequent to the filing of the complaint, North Carolina produced records and represented to the Court that all records had been produced, after which the complaint was dismissed. In a letter dated August 1, 2006, DHHS notified us of its position that the value of reductions in compensation assessable against the compensation otherwise due to us under the contract is approximately $33 million. On August 14, 2006, we provided a detailed response to that August 1, 2006 letter contending that there should be no reductions in compensation owed to us. Also, on August 14, 2006 and in accordance with the contract, we submitted our Termination Claim to DHHS seeking additional compensation of approximately $27.1 million. We recorded a charge to revenue of $4 million in fiscal year 2006 related to our assessment of realization of amounts previously recognized for the contract. On January 22, 2007, we filed a complaint in the General Court of Justice, Superior Court Division, in Wake County, North Carolina against DHHS and the Secretary of DHHS seeking to recover damages in excess of $40 million that we have suffered as the result of actions of DHHS and its Secretary. Our claim is based on breach of contract; breach of implied covenant of good faith and fair dealing; breach of warranty; and misappropriation of our trade secrets. In the complaint we are also requesting the court to grant a declaratory judgment that we were not in default under the contract; and a permanent injunction against the State from using our proprietary materials and disclosing our proprietary material to third parties.

Other
In January 2006, we announced that unsolicited discussions with a group of private-equity investors regarding a possible sale of the company had ended. We had considered alternatives to enhance shareholder value including the discussions with a group of private-equity investors, as well as the possible dual class recapitalization proposal described in our September 30, 2005 proxy statement.

Subsequent Events

Please see “Review of Stock Option Grant Practices” and “Departure of Executive Officers” above in this Management’s Discussion and Analysis of Results of Operations and Financial Condition for discussions of our internal investigation of our stock option grant practices and subsequent restatement of previously filed financial statements and the departure of our Chief Executive Officer and Chief Financial Officer as a result of that investigation.

Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Notes for a discussion of the declaratory action with respect to the alleged default and purported acceleration of our Senior Notes.

Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities for a discussion of the amendments, consents and waivers we have received from the lenders under our Credit Facility.

In August 2006, our Board of Directors authorized an additional share repurchase program of up to $1 billion of our Class A common stock. The program, which is open ended, will allow us to repurchase our shares on the open market, from time to time, in accordance with the requirements of SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. No repurchases have been made under this additional share repurchase program as of the date of this filing. We expect to fund repurchases under this additional share repurchase program from borrowings under our Credit Facility.

On July 6, 2006, we amended our Term Loan Facility and borrowed an additional $500 million on July 6, 2006 and an additional $500 million on August 1, 2006. As a result of the increase to the facility, the Applicable Margin, as defined in the Credit Facility, increased to LIBOR plus 200 basis points. The borrowing rate under the Term Loan Facility as of January 12, 2007 was 7.36%. We used the proceeds of the Term Loan Facility increase to finance the purchase of shares of our Class A common stock under the June 2006 $1 billion share repurchase authorization and for the payment of transaction costs, fees and expenses related to the increase in the Term Loan Facility.

Following the Tender Offer, our credit ratings were downgraded by Moody’s and Standard and Poor’s, both to below investment grade. Standard & Poor’s further downgraded us to BB upon our announcement in June 2006 of the approval by our Board of Directors of a new $1 billion share repurchase plan. Fitch initiated its coverage of us in August 2006 at a rating of BB, except for our Senior Notes which were rated BB-. Standard & Poor’s downgraded our credit rating further, to B+, following our announcement on September 28, 2006 that we would not be able to file our Annual Report on Form 10-K for the period ending June 30, 2006 by the September 28, 2006 extended deadline.

In July 2006, we completed the acquisition of Primax Recoveries, Inc. (“Primax”), one of the industry’s oldest and largest health care cost recovery firms. The transaction was valued at approximately $40 million, plus related transaction costs excluding contingent consideration of up to $10 million based upon future financial performance and was funded from cash on hand and borrowings on our

Credit Facility. We believe this acquisition expands our payor offering to include subrogation and overpayment recovery services to help clients improve profitability while maintaining their valued relationships with plan participants, employers and providers.

In October 2006, we completed the acquisition of Systech Integrators, Inc. (“Systech”), an information technology solutions company offering an array of SAP system integration and consulting services. Systech’s services include SAP consulting services, systems integration and custom application development and maintenance. The transaction was valued at approximately $65 million plus contingent payments of up to $40 million based on future financial performance. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility. We believe this acquisition will enhance our position as a comprehensive provider of SAP services across numerous markets.

On August 15, 2006, the Compensation Committee of the Board of Directors granted 2,091,500 options to employees under the 1997 Stock Incentive Plan. Based on executive management’s recommendation no stock option grants were made to corporate executive management pending substantive determination regarding corporate executive management’s actions in the matters related to the informal stock option investigation by the Securities and Exchange Commission and the grand jury subpoena issued by the United States District Court, Southern District of New York. However, the Compensation Committee of the Board of Directors agreed to grant options of 100,000 shares each to Ann Vezina, Chief Operating Officer, Commercial Solutions Group and Tom Burlin, Chief Operating Officer, Government Solutions Group, but those grants were deferred. The delay in the grants to Ms. Vezina and Mr. Burlin was necessary at the time because there were insufficient shares remaining in the 1997 Stock Incentive Plan to make the grants to Ms. Vezina and Mr. Burlin. Subsequent to August 15, 2006, there were a number of options granted under the 1997 Stock Incentive Plan that terminated, which options then became available to grant to other employees, including Ms. Vezina and Mr. Burlin as discussed below.

Because of the investigation into our stock option grant practices, we were unable to timely file our Annual Report on Form 10-K and our Annual Meeting of Stockholders was delayed, and the regularly scheduled meeting of our Board of Directors that was to have occurred in November 2006 was focused solely on stock option investigation matters and any other matters for consideration were deferred. Under our stock option granting policy (See Item 11, Part III), the day prior to or the day of that regularly scheduled November Board meeting, the Compensation Committee could have granted options to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition. On the morning of December 9, 2006 the Compensation Committee met to discuss whether options, which were now available under the 1997 Stock Incentive Plan, should be granted to new hires, employees receiving a grant in connection with a promotion, or persons who became ACS employees as a result of an acquisition. After consideration of the fact that options would have been granted in November, if the regularly scheduled Board meeting had not deferred consideration of matters other than the stock option investigation, the Compensation Committee met on December 9, 2006 and, as a result of their actions at that meeting, a grant of 692,000 shares was made to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition, with such grants including 140,000 shares to Lynn Blodgett, who had been promoted to President and Chief Executive Officer; 75,000 shares to John Rexford who had been promoted to Executive Vice President and Chief Financial Officer and named a director; and 100,000 shares each to Ms. Vezina and Mr. Burlin which grants were in recognition of their recent promotions to Chief Operating Officers of the Commercial and Government Segments, respectively, and had been approved by the Compensation Committee on August 15, 2006 but were deferred until shares were available for grant.

Prior to 2002 we had guaranteed $11.5 million of certain loan obligations owed to Citicorp USA, Inc. by DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). Our Chairman owned a majority interest in DDH. In consideration for that guaranty, we had access to corporate aircraft at favorable rates. In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. As partial consideration for the release of our corporate guaranty, we agreed to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2006 and 2005, we had $0.6 million and $0.6 million, respectively, remaining in prepaid flights with DDH. We made no payments to DDH during fiscal years 2006, 2005 and 2004. In the second quarter of fiscal year 2007, we were notified by DDH of their intent to wind down operations; therefore, we recorded a charge of $0.6 million related to the unused prepaid charter flights. We anticipate that the administrative services referenced above will cease prior to June 30, 2007 as a result of the wind down of the DDH operations.

The CSB contract is our largest contract. We have provided loan servicing for the Department of Education’s Direct Student Loan program for over ten years. In 2003 the Department conducted a competitive procurement for its “Common Services for Borrowers” initiative (“CSB”). CSB was a modernization initiative which integrated a number of services for the Department, allowing the

Department to increase service quality while saving overall program costs. In November 2003 the Department awarded us the CSB contract. Under this contract we provide comprehensive loan servicing, consolidation loan processing, debt collection services on delinquent accounts, IT infrastructure operations and support, maintenance and development of information systems, and portfolio management services for the Department of Education’s Direct Student Loan program. We are also developing software for use in delivering these services. The CSB contract has a 5-year base term which began in January 2004 and provides the Department of Education five one-year options to extend after the base term. We estimate that our revenues from the CSB contract will exceed $1 billion in total over the base term of the contract. Annual revenues from this contract represent approximately 4% of our fiscal year 2006 revenues.

Through December 31, 2006 our capitalized expenditures for software development under the CSB contract have totaled approximately $113 million, of which approximately $38 million has been implemented with the current production system. Our model for development of software under the CSB contract may change and we may only be able to use a portion of the uncompleted software with the current production system. As a result, we may incur a material, non-cash, impairment of a portion of our remaining capitalized software development costs, which aggregate approximately $75 million. However, we currently cannot determine the amount, if any, of this potential impairment of our capitalized development costs.

Significant Developments — Fiscal Year 2005

New Business
During fiscal year 2005, we signed contracts with new clients and incremental business with existing clients representing $700.2 million of annualized recurring revenue, which included $22.8 million related to the WWS Divestiture in fiscal year 2006. Excluding the $22.8 million related to the WWS Divestiture, the Commercial segment contributed 76% of the new contract signings (based on annual recurring revenues), including contracts with Nextel Partners to provide expanded customer care services and Chubb & Sons Corporation to provide information technology and human resource services. Excluding the $22.8 million related to the WWS Divestiture, the Government segment contributed 24% of the new contract signings (based on annual recurring revenues), including contracts with the State of Texas to support the statewide roll-out of the Medicaid Primary Care Case Management, Center for Medicare and Medicaid Services for the Medicare-approved Transitional Assistance Card for Long Term Care Residents, and New Jersey’s Child Support Program to provide payment processing and debit card services.

Acquisitions
In May 2005, we completed the acquisition of the human resources consulting and outsourcing businesses of Mellon Financial Corporation (“Acquired HR Business”). The Acquired HR Business provides consulting services, benefit plan administration services, and multi-scope HR outsourcing services. The transaction was valued at approximately $405 million, plus related transaction costs and was initially funded from borrowings under our Prior Facility (as defined below). In fiscal year 2006, we paid a net working capital settlement of $19.6 million which was funded from cash on hand and borrowings under our Prior Facility. We believe this acquisition made us a stronger competitor in the end-to-end human resources marketplace and strengthened our position as a global provider of business process outsourcing services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, May 1, 2005.

In January 2005, we completed the acquisition of Superior Consultant Holdings Corporation (“Superior”), acquiring all of the issued and outstanding shares of Superior through a cash tender offer, which was completed on January 25, 2005, and subsequent short-form merger, at a purchase price of $8.50 per share. Superior provides information technology consulting and business process outsourcing services and solutions to the healthcare industry. The transaction was valued at approximately $122.2 million (including payment of approximately $106 million for issued and outstanding shares, options, and warrants and additional amounts for debentures and other payments) plus related transaction costs and was funded from borrowings under our Prior Facility. We believe this acquisition expanded our provider healthcare subject matter expertise, as well as provided experience with major hospital information systems and additional healthcare management talent. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 25, 2005.

In August 2004, we acquired BlueStar Solutions, Inc. (“BlueStar”), an information technology outsourcer specializing in applications management of packaged enterprise resource planning and messaging services. The transaction was valued at approximately $73.5 million, plus related transaction costs. The transaction value includes $6.4 million attributable to the 9.2% minority interest we held in BlueStar prior to the acquisition; therefore, the net purchase price was approximately $67.1 million. Of this amount, approximately $61 million was paid to former BlueStar shareholders by June 30, 2005 and was funded from borrowings under our then existing credit facility and cash on hand. The remaining purchase price of approximately $6 million was paid in the first quarter of fiscal year 2006. We believe that the acquisition of BlueStar improved our existing information technology services with the addition of applications management and messaging services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, August 26, 2004.

In July 2004, we acquired Heritage Information Systems, Inc. (“Heritage”). Heritage provides clinical management and pharmacy cost containment solutions to 14 state Medicaid programs, over a dozen national commercial insurers and Blue Cross Blue Shield licensees and some of the largest employer groups in the country. The transaction was valued at approximately $23.1 million plus related transaction costs, excluding contingent consideration of up to $17 million maximum based upon future financial performance, and was funded from borrowings under our then existing credit facility and cash on hand. During fiscal year 2005, we accrued $6.3 million of contingent consideration, which was earned during the year. This amount was paid in the first quarter of fiscal year 2006. We believe this acquisition enhanced our clinical management and cost containment service offerings. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, July 1, 2004.

We completed two other small acquisitions in fiscal year 2005, which are included in our Government segment.

These acquisitions are not considered material to our results of operations, either individually or in the aggregate: therefore, no pro forma information is presented.

Credit Arrangements
On June 6, 2005, we completed a public offering of $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively, the “Senior Notes”). The net proceeds from the offering of approximately $496 million, after deducting underwriting discounts, commissions and expenses, were used to repay a portion of the outstanding balance of our Prior Facility, part of which was incurred in connection with the acquisition of the human resources consulting and outsourcing businesses of Mellon Financial Corporation.

On October 27, 2004, we entered into a $1.5 billion, Five Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, and a syndication of 19 other lenders (the “Prior Facility”). Proceeds from advances under the Prior Facility were used for general corporate purposes, to fund acquisitions and for repurchases under our share repurchase programs. A portion of the proceeds of the Revolving Facility was used to refinance approximately $73 million in outstanding indebtedness under the Prior Facility.

See “Liquidity and Capital Resources” for further discussion of our credit arrangements.

Derivative instruments and hedging activities
In order to hedge the variability of future interest payments related to our Senior Notes resulting from changing interest rates, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of the Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. In fiscal year 2005 we recorded the settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) in accumulated other comprehensive loss, net, and will be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. As of June 30, 2006 and 2005, accumulated other comprehensive loss, net includes $16.3 million ($10.2 million, net of income tax) and $18.9 million ($11.8 million, net of income tax) related to these forward interest rate agreements. During fiscal years 2006 and 2005, we amortized approximately $2.5 million and $0.2 million, respectively, to interest expense. The amount of gain or loss related to hedge ineffectiveness was not material.

Share Repurchases
During fiscal year 2005, we purchased approximately 4.9 million shares under our share repurchase programs for approximately $250.8 million and reissued 0.6 million shares for proceeds totaling $28.5 million to fund contributions to our employee stock purchase plan and 401(k) plan. See “Liquidity and Capital Resources” for further discussion of our share repurchase programs.

Stock — based Compensation
As discussed in Note 3 to our consolidated financial statements, on February 2, 2005, our Board of Directors approved an amendment to stock options previously granted that did not become exercisable until five years from the date of grant to provide that such options become exercisable when they vest. It is expected that future option grants will contain matching vesting and exercise schedules which we believe will result in a lower expected term.

Significant Developments — Fiscal Year 2004

New Business
During fiscal year 2004, we signed contracts with new clients and incremental business with existing clients representing $621.5 million of annual recurring new revenue, which included $25.2 million related to a majority of the Federal business sold in November 2003 (the “Divested Federal Business”) and $19.7 million related to the WWS Divestiture in fiscal year 2006. Excluding the $25.2 million related to the Divested Federal Business and the $19.7 million related to the WWS Divestiture, the Commercial segment contributed 72% of new business signings, including contracts with McDonald’s Corporation to provide information technology services, The Goodyear Tire and Rubber Company to provide human resources support and services and General Electric to provide finance and accounting services. Excluding the $25.2 million related to the Divested Federal Business and the $19.7 million related to the WWS Divestiture, the Government segment contributed 28% of new business signings, including a new contract with the U.S. Department of Education to provide comprehensive loan servicing, consolidation loan processing, debt collection and portfolio management services.

Acquisitions
In November 2003, we acquired Lockheed Martin Corporation’s commercial information technology service business. With this acquisition, we acquired four U.S. data centers, approximately 1,000 employees, and a diverse client base representing the manufacturing, automotive, retail, financial services, and communications industries. The transaction was valued at $107 million less a working capital settlement of $6.9 million, plus related transaction costs. We believe this transaction expanded our client bases representing the manufacturing, automotive, retail, financial services and communications industries and provided acquired clients with access to additional business process and information technology services. The operating results of the acquired business are included in our financial statements primarily in the Commercial segment from the effective date of the acquisition, November 1, 2003.

In January 2004, we completed the acquisition of Patient Accounting Services Center, LLC (“PASC”), a provider of revenue cycle management for healthcare providers, including billing, accounts receivables, and collection services. The transaction was valued at approximately $94.9 million, excluding contingent consideration of a maximum of $25 million based on future financial performance, plus related transaction costs, and was funded from cash on hand. No payments were made related to the contingent consideration provision, which expired in January 2005. We believe this transaction expanded the suite of business process outsourcing solutions we can offer new and existing healthcare clients. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 3, 2004.

In February 2004, we completed the acquisition of Truckload Management Services, Inc. (“TMI”), an expedited document processing and business process improvement services provider for the trucking industry. The transaction was valued at approximately $28.1 million, excluding contingent consideration of a maximum of $14 million based upon future financial performance, plus related transaction costs. During fiscal years 2006 and 2005, we paid $1.4 million and $6.8 million of contingent consideration, which was earned during the respective years. We believe this transaction expanded our business process outsourcing service offerings in the transportation industry, adding document management and document processing services for long-haul trucking fleets to our list of services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, February 1, 2004.

We completed two other small acquisitions in fiscal year 2004, one each in our Commercial segment and in our Government segment.

These acquisitions are not considered material to our results of operations, either individually or in the aggregate: therefore, no pro forma information is presented.

Divestitures
In November 2003, we completed the sale of the Divested Federal Business to Lockheed Martin Corporation for approximately $649.4 million, which included a cash payment of $586.5 million at closing and $70 million payable pursuant to a five-year non-compete agreement, less a working capital settlement of $7.1 million paid in the third quarter of fiscal year 2004. Assets sold were approximately $346.8 million and liabilities assumed by Lockheed Martin Corporation were approximately $67.9 million, both of which were primarily in the Government segment. We recognized a pretax gain of $285.3 million ($182.3 million, net of income tax)

in fiscal year 2004. We incurred $9.8 million ($6.2 million, net of income tax) for compensation costs associated with former Federal employees, which is reflected in wages and benefits in our Consolidated Statements of Income. The after tax proceeds from the divestiture were generally used to pay down debt, fund the acquisitions, including that of Lockheed Martin Corporation’s commercial information technology services business, Patient Accounting Services Center, LLC and Truckload Management Services, Inc., and fund our share repurchase programs.

Revenues from the Divested Federal Business, which are primarily included in the Government segment, were approximately $237.7 million for fiscal year 2004. This divestiture excluded, among others, our Department of Education relationship. Additionally, our Commercial and Government operations continue to serve as a subcontractor on portions of the Divested Federal Business.

In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship (“Hanscom”) to ManTech International Corporation (“ManTech”) for $6.5 million in cash. We recognized a pretax gain of $5.4 million ($3.4 million, net of income tax) for this transaction. For the Hanscom Air Force Base contracts, we reported revenue in our Government segment of approximately $0.4 million and $17.2 million for fiscal years 2005 and 2004, respectively. We have agreed to indemnify ManTech with respect to the Department of Justice (“DOJ”) investigation related to purchasing activities at Hanscom during the period 1998-2000 (see Item 3. Legal Proceedings for further discussion). In the fourth quarter of fiscal year 2004, we sold an additional small contractual relationship to ManTech. We reported revenue in our Government segment of approximately $0.3 million, $0.2 million and $3.1 million for the years ended June 30, 2006, 2005 and 2004, respectively, for this contract.

The sales of the Divested Federal Business to Lockheed Martin Corporation and the contracts sold to ManTech International Corporation now allow us to focus on our business process and information technology service offerings in the commercial, state and local, and Federal education and healthcare markets.

U.S. Department of Education
In November 2003, the U.S. Department of Education awarded us the Common Services for Borrowers contract. This contract includes comprehensive loan servicing, consolidation loan processing, certain debt collection services on delinquent accounts, IT infrastructure operations and support, maintenance and development of information systems and portfolio management services. The new, five-year base contract replaced our then existing contract with the Department of Education and will integrate a number of services, which will allow the Department of Education to increase service quality while saving overall program costs. The contract is estimated at more than $1 billion in revenue over the five-year period and was effective January 1, 2004. The contract also includes provisions for five one-year extensions. See “Significant Developments — Fiscal Year 2006 — Subsequent Events” above for a discussion of our contract with the Department of Education.

Commercial Contract
On May 17, 2004, we announced that our outsourcing agreement with Gateway, Inc. was being terminated as a result of Gateway’s March 2004 acquisition of eMachines, Inc., which significantly changed its business strategy. The transition of the majority of the outsourcing operations back to Gateway occurred by the end of the first quarter of our fiscal year 2005. The outsourcing agreement contributed approximately $22.5 million and $47.4 million in revenue during fiscal years 2005 and 2004, respectively. Concurrent with the termination of our outsourcing relationship with Gateway, we also terminated our obligation to purchase products and services from Gateway.

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

Government Healthcare Contract
In 2001, we were awarded a contract by the Georgia Department of Community Health (“DCH”) to develop, implement and operate a system to administer health benefits to Georgia Medicaid recipients as well as state government employees (the “Georgia Contract”). This system development project was large and complex and anticipated the development of a system that would process both Medicaid and state employee claims. The Medicaid phase of this project was implemented on April 1, 2003. Various disputes arose because of certain delays and operational issues that were encountered in this phase. During the second quarter of fiscal year 2004, in connection with a settlement in principle, we recorded a $6.7 million reduction in revenue resulting from the change in our percentage-of-completion estimates primarily as a result of the termination of Phase II of the contract, a charge of $2.6 million to services and supplies associated with the accrual of wind-down costs associated with the termination of Phase II and an accrual of $10 million in other operating expenses to be paid to DCH pursuant to the settlement which was paid in the first quarter of fiscal year 2005. On July 21, 2004, we entered into a definitive settlement agreement with DCH to settle these disputes. The terms of the definitive settlement, which were substantially the same as those announced in January 2004, include the $10 million payment by us to DCH; a payment by DCH to us of $9 million in system development costs; escrow of $11.8 million paid by DCH, with $2.4 million of the escrowed funds to be paid to us upon completion of an agreed work plan ticket and reprocessing of July 2003 — June 2004 claims, and the remaining $9.4 million of escrowed funds to be paid to us upon final certification of the system by the Center for Medicare/Medicaid Services (“CMS”), the governing Federal regulatory agency; cancellation of Phase II of the contract; and an agreement to settle outstanding operational invoices resulting in a payment to us of over $8.2 million and approximately $7 million of reduction in such invoices. In April 2005, CMS certified the system effective as of August 1, 2003. DCH requested funding level information from CMS for the period from the system implementation date, April 1, 2003, through July 31, 2003. In June 2006, ACS received a disbursement from the escrow account of approximately $7.7 million related to certification of the system. The parties continue to discuss the remaining $1.7 million (of the $9.4 million) in the escrow account related to system certification. Our work related to the remaining $2.4 million in escrow is continuing.

Other
On August 13, 2004, we entered into a settlement agreement with former employees of Gibraltar Savings Association and/or First Texas Savings Association, whereby we paid $10 million in cash in August 2004 to settle in full their claims against us. We accrued the $10 million related to this settlement in other operating expenses in the fourth quarter of fiscal year 2004.

Revenue Growth

Internal revenue growth is measured as total revenue growth less acquired revenue from acquisitions and revenues from divested operations. At the date of acquisition, we identify the trailing twelve months of revenue of the acquired company as the “pre-acquisition revenue of acquired companies.” Pre-acquisition revenue of the acquired companies is considered “acquired revenues” in our calculation, and revenues from the acquired company, either above or below that amount are components of “internal growth” in our calculation. We use the calculation of internal revenue growth to measure revenue growth excluding the impact of acquired revenues and the revenue associated with divested operations and we believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. Revenues from divested operations are excluded from the internal revenue growth calculation in the periods following the effective date of the divestiture. Prior period internal revenue growth calculations are not restated for current period divestitures. Our measure of internal revenue growth may not be comparable to similarly titled measures of other companies. The following table sets forth the calculation of internal revenue growth (in thousands):

Consolidated

	Fiscal Year ended June 30,				Fiscal Year ended June 30,
	2006	2005	$ Growth	Growth %	2005	2004	$ Growth	Growth %

Total Revenues	$5,353,661	$4,351,159	$1,002,502	23%	$4,351,159	$4,106,393	$244,766	6%
Less: Divestitures	(104,524)	(218,616)	114,092		(589)	(258,037)	257,448

Adjusted	$5,249,137	$4,132,543	$1,116,594	27%	$4,350,570	$3,848,356	$502,214	13%

Acquired revenues	$948,500	$128,111	$820,389	20%	$398,427	$44,977	$353,450	9%
Internal revenues	4,300,637	4,004,432	296,205	7%	3,952,143	3,803,379	148,764	4%

Total	$5,249,137	$4,132,543	$1,116,594	27%	$4,350,570	$3,848,356	$502,214	13%

Commercial

	Fiscal Year ended June 30,				Fiscal Year ended June 30,
	2006	2005	$ Growth	Growth %	2005	2004	$ Growth	Growth %

Total Revenues(a)	$3,167,630	$2,175,087	$992,543	46%	$2,175,087	$1,678,364	$496,723	30%
Less: Divestitures	—	—	—		—	(6,915)	6,915

Adjusted	$3,167,630	$2,175,087	$992,543	46%	$2,175,087	$1,671,449	$503,638	30%

Acquired revenues	$836,811	$127,923	$708,888	33%	$365,711	$44,977	$320,734	19%
Internal revenues	2,330,819	2,047,164	283,655	13%	1,809,376	1,626,472	182,904	11%

Total	$3,167,630	$2,175,087	$992,543	46%	$2,175,087	$1,671,449	$503,638	30%

Government

	Fiscal Year ended June 30,				Fiscal Year ended June 30,
	2006	2005	$ Growth	Growth %	2005	2004	$ Growth	Growth %

Total Revenues(b)	$2,186,031	$2,176,072	$9,959	—	$2,176,072	$2,428,029	$(251,957)	(10)%
Less: Divestitures	(104,524)	(218,616)	114,092		(589)	(251,122)	250,533

Adjusted	$2,081,507	$1,957,456	$124,051	6%	$2,175,483	$2,176,907	$(1,424)	—

Acquired revenues	$111,689	$188	$111,501	5%	$32,716	$—	$32,716	2%
Internal revenues	1,969,818	1,957,268	12,550	1%	2,142,767	2,176,907	(34,140)	(2)%

Total	$2,081,507	$1,957,456	$124,051	6%	$2,175,483	$2,176,907	$(1,424)	—

(a)	The Commercial segment includes revenues from operations divested through June 30, 2004 of $6.9 million for fiscal year 2004.

(b)	The Government segment includes revenues from operations divested through June 30, 2006 of $104.5 million, $218.6 million and $488.5 million for fiscal years 2006, 2005 and 2004, respectively.

Results of Operations

Information for fiscal years ended June 30, 2005 and 2004 has been restated in the following table, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Review of Stock Option Grant Practices and in Note 2 to our Consolidated Financial Statements.

The impact of the restatements on the interim periods of each of the first three quarters of fiscal year ended June 30, 2006 and each of the quarters of fiscal year ended June 30, 2005 are disclosed in Note 28 to our Consolidated Financial Statements. These restatements did not have a material impact on our analysis of results of operations, financial position and changes in financial position included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our previously filed Quarterly Reports on Form 10-Q. Accordingly, we have not updated those discussions and analyses in our restatement.

The following table sets forth the items from our Consolidated Statements of Income expressed as a percentage of revenues. Please refer to the comparisons below for discussion of items affecting these percentages.

	Percentage of Revenue
	Years ended June 30,
	2006	2005	2004
		(as restated)	(as restated)

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues:
Wages and benefits	48.0	43.1	43.8
Services and supplies	21.8	24.0	26.5
Rent, lease and maintenance	12.1	11.6	10.1
Depreciation and amortization	5.4	5.4	4.5
Other	0.7	0.5	0.7

Cost of revenues	88.0	84.6	85.6

Gain on sale of business	(0.6)	—	(6.9)
Other operating expenses	1.1	0.5	1.0

Total operating expenses	88.5	85.1	79.7

Operating income	11.5	14.9	20.3
Interest expense	1.3	0.5	0.5
Other non-operating income, net	(0.2)	(0.1)	(0.1)

Pretax profit	10.4	14.5	19.9

Income tax expense	3.7	5.1	7.2

Net income	6.7%	9.4%	12.7%

Comparison of Fiscal Year 2006 to Fiscal Year 2005

Revenues
Revenue increased $1 billion, or 23%, to $5.4 billion in fiscal year 2006 from $4.4 billion in fiscal year 2005. Excluding revenues related to the WWS Divestiture and related subsidiary divestiture (collectively, the “2006 Divestitures”), which were divested in the second quarter of fiscal year 2006, our revenues increased $1.1 billion, or 27%. Internal revenue growth was 7% and the remainder of the growth was related to acquisitions. Fiscal years 2006 and 2005 include revenues related to the 2006 Divestitures of $104.2 million and $218 million, respectively.

Revenue in our Commercial segment, which represented approximately 59% of our consolidated revenue for fiscal year 2006, increased $1 billion, or 46%, to $3.2 billion in fiscal year 2006 compared to fiscal year 2005. Revenue growth from acquisitions was 33%, which includes a full year of revenues from our fiscal year 2005 acquisitions of the Acquired HR Business, Superior and LiveBridge. Internal revenue growth was 13%, due primarily to increased revenues related to contracts with Disney, Nextel, Chubb &

Sons, Kaiser Southern, Humana, University of Phoenix, United Technologies, Symetra, Glaxo-Smith-Kline, Delta Airlines, MeadWestvaco Corporation, Hallmark, Princeton Healthcare, Cendant, Wachovia, Carefirst, College Loan Corporation, American Red Cross, Nellie Mae and Aetna. These increases were partially offset by decreases related to the Gateway contract termination in the first quarter of fiscal year 2005, decreased revenues in our commercial unclaimed property business and contracts with Motorola, United Healthcare and Nike in the current year. The contracts discussed above collectively represented approximately 96% of our internal revenue growth for the period in this segment.

Revenue in our Government segment, which represented approximately 41% of our consolidated revenue for fiscal year 2006, increased $10 million, to $2.2 billion in fiscal year 2006 compared to fiscal year 2005. Excluding the impact of the revenues related to the 2006 Divestitures, revenues in our Government segment increased to $2.1 billion in fiscal year 2006 compared to $2 billion in fiscal year 2005. Revenue growth from acquisitions was 5% for fiscal year 2006 as a result of the Transport Revenue acquisition in the second quarter. Internal revenue growth was 1%, primarily due to increased revenues in contracts with Texas Medicaid, State of New Jersey Department of Human Services, State of Maryland, Social Security Administration, our commercial vehicle operations, New York E-ZPass, State of New Hampshire, Pennsylvania Department of Motor Vehicles, the State of Massachusetts, City of Dallas parking violations and the State of Mississippi. These increases were partially offset by decreases due to the termination of our Michigan payment processing, New York Metropolitan Transportation Authority and Texas CHIP contracts and lower revenues in our contracts with the States of Iowa and Georgia and our North Carolina MMIS contract, which included a charge to revenue of $4 million in fiscal year 2006 related to our assessment of realization of amounts previously recognized for the North Carolina MMIS contract. The contracts discussed above collectively represented approximately 99% of our internal revenue growth for the period in this segment.

Operating expenses
Wages and benefits increased $694 million, or 37%, to $2.6 billion. As a percentage of revenues, wages and benefits increased 4.9% to 48% in fiscal year 2006 from 43.1% in fiscal year 2005. As a percentage of revenue, approximately 7.6% of the increase was primarily due to a full year impact of the acquisition of the Acquired HR Business and Superior, which include consulting businesses, and LiveBridge, all of which have a higher component of wages and benefits related to revenues than our existing operations. During fiscal year 2006 and 2005, we recorded stock-based compensation expense of $35 million and $6.1 million, respectively, as discussed above, or 0.7% and 0.1% as a percentage of revenues, respectively, under SFAS 123(R). These increases were partially offset by a decrease of 1.5% as a percentage of revenue as a result of the WWS Divestiture, which had a higher percentage of wages and benefits than our retained business. Also included in wages and benefits in fiscal year 2006 were approximately $6.5 million in expense for involuntary termination charges for employees related to our restructuring activities, approximately $5.7 million in incremental transaction expenses related to the Acquired HR Business and compensation expense of $5.4 million related to the departure of Jeffrey A. Rich, our former Chief Executive Officer.

Services and supplies increased $122.2 million, or 11.7%, to $1.2 billion. As a percentage of revenues, services and supplies decreased 2.2% to 21.8% in fiscal year 2006 from 24% in fiscal year 2005. Approximately 1.3% of the decrease as a percentage of revenues was due to the WWS Divestiture which had a higher component of services and supplies as a percentage of revenues than our retained business. Approximately 1% of the decrease as a percentage of revenues was due to the termination of a subcontract arrangement in our Government segment. Approximately 0.5% of the decrease as a percentage of revenues was due to an increase in information technology services revenues, which have a lower component of services and supplies than our business process outsourcing business. These decreases were partially offset by an increase of approximately 1.1% as a percentage of revenues as a result of the Human Capital Management Services Business, the combination of the Acquired HR Business and our other human resources outsourcing businesses, which has a higher component of services and supplies than our other operations. Services and supplies fiscal year 2006 includes approximately $0.6 million related to our restructuring activities.

Rent, lease and maintenance increased $143.3 million, or 28.5%, to $646.5 million. As a percentage of revenues, rent, lease and maintenance increased 0.5% to 12.1% in fiscal year 2006 from 11.6% in fiscal year 2005. This increase was primarily due to increased software costs for new business, and approximately $0.7 million related to our restructuring activities.

Gain on sale of business was $32.9 million during fiscal year 2006 related to the 2006 Divestitures.

Other operating expenses increased $33.1 million to $56.7 million. As a percentage of revenues, other operating expenses increased 0.6%, to 1.1% includes the following in fiscal year 2006 (in millions):

Commercial segment:
Provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients	$3.0

Government segment:
Provisions for estimated legal settlement and uncollectible accounts receivable related to the WWS Divestiture	3.3
Provision for uncollectible accounts receivable retained in connection with the sale of the majority of our Federal business in fiscal year 2004	2.4
Legal settlements and related costs	0.5

Corporate:
Aircraft impairment	4.7
Legal settlements and related costs	2.7
Legal costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	2.7
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	4.0

Total	$23.3	or 0.4% as a percentage revenues.

Excluding these items listed above, other operating expenses increased by less than 0.2% of revenues in fiscal year 2006 over fiscal year 2005.

Operating income
Operating income decreased $30.2 million, or 4.7%, in fiscal year 2006 compared to the prior year. As a percentage of revenues, operating income decreased 3.4%. Operating income in fiscal year 2006 was impacted by the following (in millions):

Commercial segment:
Costs related to our restructuring activities	$(10.2)
Other impairments and severance charges	(2.2)
Incremental transaction costs related to the Acquired HR Business (included in wages and benefits)	(5.7)
Provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients	(3.0)

Government segment:
Gain on sale of 2006 Divestitures	32.9
Costs related to our restructuring activities	(2.6)
Other impairments and severance charges	(1.5)
Charge related to the North Carolina Medicaid contract	(4.0)
Provisions for estimated legal settlement, uncollectible accounts receivable related to the WWS Divestiture and other charges	(3.4)
Provision for uncollectible accounts receivable retained in connection with the sale of the majority of our Federal business
in fiscal year 2004	(2.4)
Legal settlements and related costs	(0.5)

Corporate:
Stock-based compensation expense per SFAS 123(R)	(35.0)
Compensation expense related to the departure of Jeffrey A. Rich, our former Chief Executive Officer	(5.4)
Aircraft impairment	(4.7)
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	(4.0)
Legal and other costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	(2.9)
Legal settlements and related costs	(2.7)

Total	$(57.3)	or 1.1% as a percentage of revenues.

Operating income in fiscal year 2006 also includes losses of $39.5 million (0.7% as a percentage of revenues) related to two underperforming multi-scope human resources contracts (included in various cost of revenues categories). Of this $39.5 million loss, $5 million was related to settlement of various contract disputes with a client, and approximately $2.1 million and $8.4 million related to a contract loss accrual and asset impairment charges, respectively, for another client. These reserves, contract loss accrual and asset impairment are included in other cost of revenues.

Interest expense
Interest expense increased $48.2 million, to $68.4 million, primarily due to interest expense on the Senior Notes issued in the fourth quarter of fiscal year 2005 and borrowings under our Credit Facility for the purchase of shares in our Tender Offer in the third quarter of fiscal year 2006 and general corporate purposes, including the Transport Revenue and Livebridge acquisitions, and share repurchases under our share repurchase programs.

Other non-operating income, net
Other non-operating income, net increased $4.2 million to $9.4 million from $5.2 million in the prior year period, primarily due to interest income on cash investments and long-term investments, including those supporting our deferred compensation plans. The compensation cost related to our deferred compensation plans is included in wages and benefits. These gains were partially offset by a loss of $4.1 million on the early extinguishment of the balance of the debt issue costs related to our Prior Facility.

Income tax expense
Our effective income tax rate increased to 35.7% in fiscal year 2006 from 35.2% in fiscal year 2005. This effective income tax rate is comprised of the following: an effective income tax rate of 38.4% related to the WWS Divestiture, and an effective tax rate on operations of 35.6%. Our effective income tax rate is higher than the 35% Federal statutory rate primarily due to the effect of state income taxes. The prior year effective income tax rate includes a tax benefit of $9.6 million recognized in the third quarter of fiscal year 2005 related to the fiscal year 2004 divestiture of a majority of our Federal business.

Comparison of Fiscal Year 2005 to Fiscal Year 2004

Revenues
Revenue increased $244.8 million, or 6%, to $4.4 billion in fiscal year 2005 from $4.1 billion in fiscal year 2004. Revenues related to the Divested Federal Business and the contracts sold to ManTech (collectively the “2004 Divestitures”) were $0.6 million and $258 million for the years ended June 30, 2005 and 2004, respectively. Excluding the impact of the revenues related to the 2004 Divestitures, revenues increased $502.2 million to $4.4 billion in fiscal year 2005 from $3.8 billion in fiscal year 2004, or 13%. Internal revenue growth, excluding the impact of the revenues related to the 2004 Divestitures, for fiscal year 2005 was 4%. The remainder of the growth was related to acquisitions. Fiscal years 2005 and 2004 include revenues related to the WWS Divestiture of $218 million and $237.4 million.

Internal revenue growth for fiscal year 2005 was negatively impacted by the following items: (1) the termination of the Gateway and Roadway contracts in our Commercial segment, which accounted for approximately $23.3 million and $86.3 million of revenue in fiscal years 2005 and 2004, respectively. The Gateway contract was effectively terminated during the first quarter of fiscal year 2005 as a result of Gateway’s acquisition of eMachines, Inc., which significantly changed its business strategy. The Roadway contract was terminated at the end of fiscal year 2004 due to Roadway’s acquisition by Yellow Freight; and (2) HIPAA remediation work and our development work on the Georgia Contract in our Government segment, which together accounted for approximately $3.3 million and $100 million of revenue in fiscal years 2005 and 2004, respectively.

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

Revenue in our Government segment, which represented approximately half of our consolidated revenue for fiscal year 2005, decreased $252 million, or 10%, to $2.2 billion in fiscal year 2005 compared to fiscal year 2004. Revenues related to the 2004 Divestitures included in the Government segment were $0.6 million and $251.1 million for fiscal years 2005 and 2004, respectively. Excluding the impact of the revenues related to the 2004 Divestitures, total Government segment fiscal year 2005 revenues were $2.2 billion, which were flat compared to the prior year. Revenue growth from acquisitions was 2% for fiscal year 2005. Internal revenue growth, excluding the impact of the revenues related to the 2004 Divestitures, declined 2%, primarily due to decreases related to the development work on the Georgia Contract and lower HIPAA related revenues discussed above and lower revenues in our government unclaimed property and welfare businesses partially offset by increased revenues on our Texas Medicaid, Department of Education, North Carolina Medicaid, Oklahoma City public safety, New Jersey Department of Human Services, New Jersey E-ZPass, North Carolina seat management, City of Memphis, Bay Area transit, New York payment processing and Georgia e-disbursement contracts. The contracts discussed above collectively represented approximately 84% of the net decline in our internal revenue growth for the period in this segment. Fiscal year 2004 revenue includes a $6.7 million reduction resulting from the change in our percentage-of-completion estimates on the Georgia Contract primarily as a result of the termination of Phase II of the contract, which was recognized in the second quarter of fiscal year 2004. Fiscal years 2005 and 2004 include revenues related to the WWS Divestiture of $218 million and $237.4 million.

Operating expenses
Wages and benefits increased $76 million, or 4.2%, to $1.9 billion. As a percentage of revenue, wages and benefits decreased 0.7% to 43.1% in fiscal year 2005 from 43.8% in fiscal year 2004. Included in wages and benefits for fiscal year 2004 are compensation costs associated with former Federal employees of $9.8 million, which were primarily stay bonuses and accelerated option vesting due to the sale of the Divested Federal Business. Excluding these costs, wages and benefits increased $85.8 million, or 4.8%, in fiscal year 2005 (calculated as the $76 million increase plus $9.8 million compensation costs in fiscal year 2004, divided by reported wages and benefits costs for fiscal year 2004 less the $9.8 million compensation costs) and therefore decreased 0.2% as a percentage of revenue. The sale of the Divested Federal Business, the acquisition of Lockheed Martin Corporation’s commercial information technology services business and the new Common Services for Borrowers contract with the Department of Education were responsible for approximately a 1.0% decrease in wages and benefits as a percentage of revenue. The Divested Federal Business, which provided primarily system integration services to the Federal Government and its agencies, had a higher proportion of labor related expense to its revenues. The acquisition of Lockheed Martin Corporation’s commercial information technology services business has a lower proportion of labor costs as a percentage of revenue than our existing operations. The Common Services for Borrowers contract also has a lower component of wages and benefits than our other operations due to the use of subcontractors. This decrease was offset by an increase of approximately 0.6% as a percentage of revenue as a result of the acquisition of the Acquired HR Business in the fourth quarter of fiscal year 2005, which performs human resource business process outsourcing services and consulting services and has a higher component of wages and benefits related to its revenue.

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

Rent, lease and maintenance increased $86.7 million, or 20.8%, to $503.1 million. As a percentage of revenue, rent, lease and maintenance increased 1.5% to 11.6% in fiscal year 2005 from 10.1% in fiscal year 2004. The impact of the sale of the Divested Federal Business in fiscal year 2004, which primarily provided system integration services to its clients, contributed approximately 0.5% of the increase as a percentage of revenue. These services typically have a lower component of rent, lease and maintenance than information technology services, which have higher equipment costs. Approximately 0.3% of the increase as a percentage of revenue was due to growth in our information technology services business, both from acquisitions, including Lockheed Martin Corporation’s commercial information technology services business, and internal growth. Information technology services have higher equipment costs than business process outsourcing services.

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

Other operating expense decreased $18.4 million, or 43.8%, to $23.7 million. As a percentage of revenue, other operating expense decreased 0.5%, to 0.5%. Fiscal year 2004 included a $10 million accrual for the settlement with the Georgia Department of Community Health and a $10 million accrual for the settlement with former employees of Gibraltar Savings Association and/or First Texas Savings Association offset by a $5.4 million gain on the sale of the Hanscom contracts.

Interest expense
Interest expense increased $2.1 million in fiscal year 2005 compared to fiscal year 2004, primarily as a result of higher interest expense resulting from an increase in the average balance outstanding on our revolving credit facilities used to fund share repurchases and acquisitions, as well as interest expense from the Senior Notes issued in the fourth quarter of fiscal year 2005. This increase was partially offset by the impact of the redemption of our 3.5% Subordinated Convertible Notes in the third quarter of fiscal year 2004.

Income tax expense
Our effective income tax rate decreased to 35.2% in fiscal year 2005 from 36.3% in fiscal year 2004. Our effective income tax rate is higher than the 35% federal statutory rate primarily due to the effect of state income tax expense offset by a prior year divestiture tax benefit of $9.6 million recognized in fiscal year 2005 as well as $4.7 million and $6.1 million of research and development tax credits recognized in fiscal years 2005 and 2004, respectively.

Liquidity and Capital Resources

Cash Flows
During fiscal year 2006, we generated approximately $638.7 million in cash flows provided by operating activities. Significant items affecting our fiscal year 2006 cash flows provided by operating activities are discussed below.

During fiscal year 2006 we paid approximately $85.8 million related to final settlement of the Mellon transition services agreement. Under the transition services agreement, Mellon provided certain accounting, treasury and payroll services for an interim period while we integrated the Acquired HR Business into ACS. As part of these services, Mellon was also paying certain operational costs on our behalf, such as employee related expenses and accounts payable. This agreement and the related timing of payments to Mellon had a favorable impact on our net cash provided by operating activities and free cash flow (defined below) in fiscal year 2005 of $75.9 million and a negative impact on our net cash provided by operating activities and free cash flow of approximately $85.8 million in the fiscal year 2006 when the Acquired HR Business was substantially integrated. During fiscal year 2006, we also paid approximately $26.3 million to employees of the Acquired HR Business related to incentive compensation that was earned prior to the date that we acquired the business.

Fiscal year 2006 cash flows provided by operating activities were also impacted by an increase in accounts receivables related to signed new business and timing of collections related to other accounts receivable, payments of approximately $5.2 million related to the departure of Jeffrey A. Rich, our former Chief Executive Officer and the impact of classification of excess tax benefits from stock-based compensation arrangements (in accordance with SFAS 123(R) as discussed below). These decreases were offset by lower annual incentive compensation payments and timing of payments to vendors.

For the year ended June 30, 2006, excess tax benefits from stock-based compensation awards of $14.3 million were reflected as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Consolidated Statements of Cash Flows, resulting in a net impact of zero on cash. During fiscal years 2005 and 2004, income tax benefits from the exercise of stock options of $20.1 million and $20.2 million, respectively, were reflected as an inflow in cash flows from operating activities in the Consolidated Statements of Cash Flows. However, had SFAS 123(R) been in effect for fiscal years 2005 and 2004, the portion of those income tax benefits that would have been characterized as excess tax benefit in the Consolidated Statements of Cash Flows would have been $14.1 million and $14.8 million, respectively, and would have decreased cash flows from operating activities and increased cash flows from financing activities accordingly.

During fiscal year 2005, we generated approximately $739.3 million in cash flows provided by operating activities. As discussed above, fiscal year 2005 cash flows provided by operating activities includes a temporary benefit of $75.9 million related to the transition services agreement with Mellon. Fiscal year 2005 cash flows provided by operating activities were negatively impacted by the payment of approximately $19.3 million related to the settlement of the interest rate hedges associated with the issuance of the Senior Notes (see Derivative instruments and hedging activities below), the payment of a legal settlement of $10 million and the payment of the settlement on the Georgia Contract of $10 million which were both accrued during fiscal year 2004 (see Significant Developments — Fiscal Year 2004), as well as the timing of payments related to software used in our information technology services business, transfer agent fees related to our unclaimed property business and other contract related costs, offset by increased net income and increased collections on our accounts receivable balances.

In fiscal year 2004, cash flows provided by operating activities were $476.2 million and were adversely impacted by increased receivables related to development work on our Georgia contract, which was substantially completed in the third quarter of fiscal year 2004. We collected billed amounts outstanding related to this development work in fiscal year 2005. Fiscal year 2004 cash flows from operating activities were also adversely impacted by a tax payment of approximately $88.1 million related to the gain from the sale of the Divested Federal Business (gross proceeds from the sale from the Divested Federal Business are reflected in cash flows provided by investing activities, but the tax payment related to the sale is presented as a reduction in cash flows provided by operating activities).

Accounts receivable fluctuations may have a significant impact on our cash flows provided by operating activities. The payments received from clients on our billed accounts receivable and the increase in such accounts receivable are reflected as a single component of our cash flows provided by operating activities, and the timing of collections of these receivables may have either a positive or negative impact on our liquidity.

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

	Year ended June 30,
	2006(a)	2005(b)	2004(c)

Net cash provided by operating activities	$638,710	$739,348	$476,209
Purchases of property, equipment and software, net	(394,467)	(253,231)	(224,621)
Additions to other intangible assets	(35,831)	(35,518)	(33,329)

Free cash flow	$208,412	$450,599	$218,259

(a)	Fiscal year 2006 net cash provided by operating activities and free cash flow was negatively impacted by $85.8 million payment for the final settlement of the Mellon transition services agreement and $26.3 million of incentive compensation payments to employees of the Acquired HR Business.

(b)	Fiscal year 2005 net cash provided by operating activities and free cash flow was positively impacted by a $75.9 million benefit of the Acquired HR Business operating expenses funded by Mellon offset by a payment of $19.3 million related to the settlement of the interest rate hedges.

(c)	Fiscal year 2004 net cash provided by operating activities and free cash flow includes a tax payment of approximately $88.1 million related to the gain from the sale of the Divested Federal Business.

Our capital expenditures, defined as purchases of property, equipment and software, net, and additions to other intangible assets, were approximately $430.3 million, or 8% of total revenues, $288.7 million, or 6.6% of total revenues, and $258 million, or 6.3% of total revenues, for fiscal years 2006, 2005 and 2004, respectively. The increase in capital expenditures from fiscal year 2005 is primarily related to new business signed in fiscal years 2005 and 2006. We also had approximately $60 million of increased capital expenditures for the following: investments related to integrating the Acquired HR Business and expanding our human resources outsourcing technology platform; investments made in our Government Healthcare technology platforms; the expansion of our data center capacity with the addition of a new data center and investments to increase global production both in existing locations and new geographies.

During fiscal year 2006, 2005 and 2004, cash provided by (used in) investing activities was ($651.8 million), ($922 million) and $70.4 million, respectively. We used $250.3 million for acquisitions during fiscal year 2006, primarily for the purchase of Transport Revenue, LiveBridge and Intellinex. During fiscal year 2006, we received proceeds from the 2006 Divestitures of $67.7 million. We used $626.9 million for acquisitions during fiscal year 2005, primarily for the purchase of the Acquired HR Business, Superior and BlueStar. Fiscal year 2004 includes proceeds from the 2004 Divestitures of $583.1 million as well as payments for acquisitions during the period of $251.7 million, including the acquisition of Lockheed Martin’s commercial information technology business, PASC and TMI.

During fiscal year 2006, approximately $51.2 million was provided by financing activities. Such financing activities included $813.2 million net borrowings of debt, proceeds from employee stock transactions of $103.1 million, excess tax benefit on stock option exercises of $14.3 million, offset by the purchase of shares in our tender offer of $476 million and our share repurchase programs of $385.1 million, as well as the settlement of stock options with Jeffrey A. Rich, our former Chief Executive Officer, of $18.4 million. During fiscal year 2005, approximately $168.4 million was provided by financing activities. Such financing activities included $496.1 million net proceeds from the issuance of the Senior Notes, offset by repurchases of approximately 4.9 million shares of our common stock pursuant to our share repurchase programs for approximately $250.8 million and net repayments of debt primarily under our credit facilities of $143.7 million. Fiscal year 2004 cash used in financing activities included the repurchase of approximately 15 million shares of our common stock for approximately $743.2 million pursuant to our share repurchase programs, offset by net borrowings primarily under our Prior Facility (defined below) of $185.4 million, primarily to fund our share repurchase programs.

During fiscal year 2006, capital leases increased approximately $16.5 million, primarily due to leases for equipment related to new business, net of payments.

Credit Facilities
On March 20, 2006, we and certain of our subsidiaries entered into a Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”). The Credit Facility provides for a senior secured term loan facility of $800 million, with the ability to increase it by up to $3 billion, under certain circumstances (the “Term Loan Facility”) and a senior secured revolving credit facility of $1 billion with the ability to increase it by up to $750 million (the “Revolving Facility”), each of which is described more fully below. At the closing of the Credit Facility, we and certain of our subsidiaries jointly borrowed approximately $800 million under the Term Loan Facility and approximately $93 million under the Revolving Facility. We used the proceeds of the Term Loan Facility to (i) refinance approximately $278 million in outstanding indebtedness under our 5-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 27, 2004 (the “Prior Facility”), (ii) finance the purchase of shares of our Class A common stock tendered in the Company’s “Dutch Auction” tender which expired March 17, 2006 (as extended) and (iii) for the payment of transaction costs, fees and expenses related to the Credit Facility and Dutch Auction. As a result of the refinancing of the Prior Facility, we wrote off approximately $4.1 million in debt issue costs, which was included in other non-operating income, net. A portion of the proceeds of the Revolving Facility were used to refinance approximately $73 million in outstanding indebtedness under the Prior Facility. The remainder of the proceeds of the Revolving Facility were used for working capital purposes and to fund our share repurchase programs. In addition, approximately $114 million of letters of credit were issued under the Credit Facility to replace letters of credit outstanding under the Prior Facility. The Prior Facility was terminated on March 20, 2006.

Amounts borrowed under the Term Loan Facility mature on March 20, 2013, and will amortize in quarterly installments in an aggregate annual amount equal to 1% of the aggregate principal amount of the loans advanced, with the balance payable on the final maturity date. Amounts borrowed under the Term Loan Facility may also be repaid at any time at our discretion. Interest on the outstanding balances under the Term Loan Facility is payable, at our option, at a rate equal to the Applicable Margin (as defined in the Credit Facility) plus the fluctuating Base Rate (as defined in the Credit Facility), or at the Applicable Margin plus the current LIBOR (as defined in the Credit Facility). The borrowing rate on the Term Loan Facility at June 30, 2006 was 6.794%.

Proceeds borrowed under the Revolving Facility will be used as needed for general corporate purposes and to fund our share repurchase programs. Amounts under the Revolving Facility are available on a revolving basis until the maturity date of March 20, 2012. The Revolving Facility allows for borrowings up to the full amount of the revolver in either U.S. Dollars or Euros. Up to the U.S. dollar equivalent of $200 million may be borrowed in other currencies, including Sterling, Canadian Dollars, Australian Dollars, Yen, Francs, Krones and New Zealand Dollars. Portions of the Revolving Facility are available for issuances of up to the U.S. dollar equivalent of $700 million of letters of credit and for borrowings of up to the U.S. dollar equivalent of $150 million of swing loans. Interest on outstanding balances under the Revolving Facility is payable, at our option, at a rate equal to the Applicable Margin plus the fluctuating Base Rate, or at the Applicable Margin plus the current LIBOR for the applicable currency. The borrowing rate under the Revolving Facility at June 30, 2006 ranges from 2.68% to 6.57%, depending upon the currency of the outstanding borrowings.

The Credit Facility includes an uncommitted accordion feature of up to $750 million in the aggregate allowing for future incremental borrowings under the Revolving Facility, which may be used for general corporate purposes. The Credit Facility also includes an additional uncommitted accordion feature of up to $3 billion (as of June 30, 2006) allowing for future incremental borrowings under the Term Loan Facility which may be used to fund additional purchases of our equity securities or for extinguishment of our Senior Notes.

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

Among other fees, we pay a commitment fee (payable quarterly) based on the amount of unused commitments under the Revolving Facility (not including the uncommitted accordion feature discussed above). The commitment fee payable at June 30, 2006 was 0.375% of the unused commitment. We also pay fees with respect to any letters of credit issued under the Credit Facility. Letter of credit fees at June 30, 2006 were 1.25% of the currently issued and outstanding letters of credit.

The Credit Facility contains customary covenants, including but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, make certain restricted payments, or sell or transfer assets. The Credit Facility also limits the Company’s and our subsidiaries’ ability to incur additional indebtedness. In addition, based upon the total amount advanced under the Term Loan Facility at June 30, 2006, we may not permit our consolidated total leverage ratio to exceed 4.25 to 1.00, nor permit our consolidated senior leverage ratio to exceed 3.25 to 1.00, nor permit our consolidated interest coverage ratio to be less than 4.50 to 1.0 during specified periods.

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

Draws made under our credit facilities are made to fund cash acquisitions, share repurchases and for general working capital requirements. During the fiscal year ended June 30, 2006, the balance outstanding under our credit facilities for borrowings ranged from $232 million to $1.1 billion. At June 30, 2006, we had approximately $573.9 million available under our Revolving Credit Facility after giving effect to outstanding indebtedness of $310.3 million and $115.7 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduced the availability of our Revolving Credit Facility. At June 30, 2006, we had $1.1 billion outstanding under our Credit Facility, of which $1.1 billion is reflected in long-term debt and $8 million is reflected in current portion of long-term debt, and of which $1 billion bore interest from 6.46% to 6.79% and the remainder bore interest from 2.68% to 4.14%. As of June 30, 2006, we were in compliance with the covenants of our Credit Facility, as amended, as described further below. We are in compliance with the covenants of our Credit Facility, as amended, as of the date of filing of this report.

On July 6, 2006, we amended our Term Loan Facility and borrowed an additional $500 million on July 6, 2006 and an additional $500 million on August 1, 2006. As a result of the increase to the facility, the Applicable Margin, as defined in the Credit Facility, increased to LIBOR plus 200 basis points. The borrowing rate under the Term Loan Facility as of January 12, 2007 was 7.36%. We used the proceeds of the Term Loan Facility increase to finance the purchase of shares of our Class A common stock under the June 2006 $1 billion share repurchase authorization and for the payment of transaction costs, fees and expenses related to the increase in the Term Loan Facility.

On September 26, 2006, we received an amendment, consent and waiver from the lenders under our Credit Facility with respect to, among other provisions, waiver of any default or event of default arising under the Credit Facility as a result of our failure to comply with certain reporting covenants relating to other indebtedness, including covenants purportedly requiring the filing of reports with either the SEC or the holders of such indebtedness, so long as those requirements are complied with by December 31, 2006. As consideration for this amendment, consent and waiver, we paid a fee of $2.6 million.

On December 21, 2006, we received an amendment, consent and waiver from lenders under our Credit Facility. The amendment, consent and waiver includes the following provisions, among others:

(1) Consent to the delivery, on or prior to February 14, 2007, of (i) the financial statements, accountant’s report and compliance certificate for the fiscal year ended June 30, 2006 and (ii) financial statements and related compliance certificates for the fiscal quarters ended June 30, 2006 and September 30, 2006, and waiver of any default arising from the failure to deliver any such financial statements, reports or certificates within the applicable time period provided for in the Credit Agreement, provided that any such failure to deliver resulted directly or indirectly from the previously announced investigation of the Company’s historical stock option grant practices (the “Options Matter”).

(2) Waiver of any default or event of default arising from the incorrectness of representations and warranties made or deemed to have been made with respect to certain financial statements previously delivered to the Agent as a result of any restatement, adjustment or other modification of such financial statements resulting directly or indirectly from the Options Matter.

(3) Waiver of any default or event of default which may arise from the Company’s or its subsidiaries’ failure to comply with reporting covenants under other indebtedness that are similar to those in the Credit Agreement (including any covenant to file any report with the Securities and Exchange Commission or to furnish such reports to the holders of such indebtedness), provided such reporting covenants are complied with on or prior to February 14, 2007.

(4) Amendments to provisions relating to the permitted uses of the proceeds of revolving loans under the Credit Agreement that (i) increase to $500 million from $350 million the aggregate principal amount of revolving loans that may be outstanding, the proceeds of which may be used to satisfy the obligations under the Company’s 4.70% Senior Notes due 2010 or 5.20% Senior Notes due 2015 and (ii) until June 30, 2007, decrease to $200 million from $300 million the minimum liquidity (i.e., the aggregate amount of the Company’s unrestricted cash in excess of $50 million and availability under the Credit Agreement’s revolving facility) required after giving effect to such use of proceeds.

As consideration for this amendment, waiver and consent, we paid a fee of $1.3 million.

Senior Notes
On June 6, 2005, we completed a public offering of $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015. Interest on the Senior Notes is payable semiannually. The net proceeds from the offering of approximately $496 million, after deducting underwriting discounts, commissions and expenses, were used to repay a portion of the outstanding balance of our Prior Facility, part of which was incurred in connection with the acquisition of the Acquired HR Business. We may redeem some or all of the Senior Notes at any time prior to maturity, which may include prepayment penalties determined according to pre-established criteria.

The Senior Notes contain customary covenants including, but not limited to, restrictions on our ability, and the ability of our subsidiaries, to create or incur secured indebtedness, merge or consolidate with another person, or enter into certain sale and leaseback transactions.

Upon the occurrence of certain events of default, the principal of, and all accrued and unpaid interest on, the Senior Notes may be declared due and payable by the trustee, The Bank of New York Trust Company, N.A., or the holders of at least 25% in principal amount of the outstanding Senior Notes. Such events of default include, but are not limited to, payment default, covenant defaults, material payment defaults (other than under the Senior Notes) and voluntary or involuntary bankruptcy proceedings. As of June 30, 2006, we were in compliance with the covenants of our Senior Notes.

On September 22, 2006, we received a letter from CEDE & Co. (“CEDE”) sent on behalf of certain holders of our 5.20% Senior Notes due 2015 (the “5.20% Senior Notes”) issued by us under that certain Indenture dated June 6, 2005 (the “Indenture”) between us and The Bank of New York Trust Company, N.A. (the “Trustee”) advising us that we were in default of our covenants. The letter alleged that our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 by September 13, 2006, was a default under the terms of the Indenture. On September 29, 2006, we received a letter from CEDE sent on behalf of the same persons declaring an acceleration with respect to the 5.20% Senior Notes, as a result of our failure to remedy the purported default set forth in the September 22 letter related to our failure to timely file our Annual Report on Form 10-K for the period ended June 30, 2006. The September 29 letter declared that the principal amount and premium, if any, and accrued and unpaid interest, if any, on the 5.20% Senior Notes were due and payable immediately, and demanded payment of all amounts owed in respect of the 5.20% Senior Notes.

On September 29, 2006 we received a letter from the Trustee with respect to the 5.20% Senior Notes. The letter alleged that we were in default of our covenants under the Indenture with respect to the 5.20% Senior Notes, as the result of our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 on or before September 28, 2006. On October 6, 2006, we received a letter from the Trustee declaring an acceleration with respect to the 5.20% Senior Notes as a result of our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 on or before September 28, 2006. The October 6, 2006 letter declared the principal amount and premium, if any, and accrued and unpaid interest, if any, on the 5.20% Senior Notes to be due and payable immediately, and demanded payment of all amounts owed in respect of the 5.20% Senior Notes.

In addition, our 4.70% Senior Notes due 2010 (the “4.70% Senior Notes”) were also issued under the Indenture and have identical default and acceleration provisions as the 5.20% Senior Notes. On October 9, 2006, we received letters from certain holders of the

4.70% Senior Notes issued by us under the Indenture, advising us that we were in default of our covenants under the Indenture. The letters alleged that our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 by September 13, 2006, was a default under the terms of the Indenture. On November 9, 10 and 16, 2006, we received letters from CEDE sent on behalf of certain holders of our 4.70% Senior Notes, declaring an acceleration of the 4.70% Senior Notes as the result of our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006. The November 9, 10 and 16, 2006 letters declared the principal amount and premium, if any, and accrued and unpaid interest, if any, on the 4.70% Senior Notes to be due and payable immediately, and demanded payment of all amounts owed under the 4.70% Senior Notes.

It is our position that no default has occurred under the Indenture and that no acceleration has occurred with respect to the 5.20% Senior Notes or the 4.70% Senior Notes or otherwise under the Indenture. Further we have filed a lawsuit against the Trustee in the United States District Court, Northern District of Texas, Dallas Division, seeking a declaratory judgment affirming our position. On January 8, 2007, the Court entered an order substituting Wilmington Trust Company for the Bank of New York. On January 16, 2007, Wilmington Trust Company filed an answer and counterclaim. The counterclaim seeks immediate payment of all principal and accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim seeks damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes.

Unless and until there is a final judgment rendered in the lawsuit described above (including any appellate proceedings), no legally enforceable determination can be made as to whether the failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 is a default under the Indenture as alleged by the letters referenced above. If there is a final legally enforceable determination that the failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 is a default under the Indenture, and that acceleration with respect to the Senior Notes was proper, the principal and premium, if any, and all accrued and unpaid interest, if any, on the Senior Notes would be immediately due and payable.

In the event the claim of default against us made by certain holders of the Senior Notes is upheld in a court of law and we are required to payoff the Senior Notes, it is most likely that we would utilize the Credit Facility to fund such payoff. Under the terms of the Credit Facility, we can utilize borrowings under the Revolving Credit Facility (defined in Item 7), subject to certain liquidity requirements, or may seek additional commitments for funding under the Term Loan Facility (defined in Item 7) of the Credit Facility. We estimate we have sufficient liquidity to meet both the needs of our operations and any potential payoff of the Senior Notes. While we do have availability under our Credit Facility to draw funds to repay the Senior Notes, there may be a decrease in our credit availability that could otherwise be used for other corporate purposes, such as acquisitions and share repurchases.

If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $16.3 million ($10.2 million, net of income tax), unamortized deferred financing costs of $3.2 million ($2.1 million, net of income tax) and unamortized discount of $0.6 million ($0.4 million, net of income tax) associated with our Senior Notes as of June 30, 2006 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.

On December 19, 2006, we entered into an Instrument of Resignation, Appointment and Acceptance with The Bank of New York Trust Company, N.A. and Wilmington Trust Company, whereby The Bank of New York Trust Company, N.A. resigned as trustee, as well as other offices or agencies, with respect to the Senior Notes, and was replaced by Wilmington Trust Company.

Other credit arrangements
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2006, outstanding surety bonds of $472 million and $93.5 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $22.2 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.

Credit Ratings
Following the Tender Offer, our credit ratings were downgraded by Moody’s and Standard and Poor’s, both to below investment grade. Standard & Poor’s further downgraded us to BB upon our announcement in June 2006 of the approval by our Board of Directors of a new $1 billion share repurchase plan. Fitch initiated its coverage of us in August 2006 at a rating of BB, except for our Senior Notes which were rated BB-. Standard & Poor’s downgraded our credit rating further, to B+, following our announcement on September 28, 2006 that we would not be able to file our Annual Report on Form 10-K for the period ending June 30, 2006 by the September 28, 2006 extended deadline. There may be additional reductions in our ratings depending on the timing and amounts that may be drawn under our Credit Facility. As a result, the terms of any financings we choose to enter into in the future may be adversely affected. In addition, as a result of these downgrades, the sureties which provide performance bonds backing our contractual obligations could reduce the availability of these bonds, increase the price of the bonds to us or require us to provide collateral such as a letter of credit. However, we believe that we will continue to have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals. In addition, certain of our commercial outsourcing contracts provide that, in the event our credit ratings are downgraded to certain specified levels, the customer may elect to terminate its contract with us and either pay a reduced termination fee or in some instances, no termination fee. While we do not anticipate that the downgrading of our credit ratings in connection with the Tender Offer will result in a material loss of commercial outsourcing revenue due to the customer’s exercise of these termination rights, there can be no assurance that such a credit ratings downgrade will not adversely affect these customer relationships.

Derivative instruments and hedging activities
We hedge the variability of a portion of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of June 30, 2006, the notional amount of these agreements totaled 217.5 million pesos ($19.5 million) and expire at various dates over the next 12 months. We had no foreign exchange forward agreements outstanding at June 30, 2005. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. As of June 30, 2006, the unrealized loss on these foreign exchange forward agreements, reflected in accumulated other comprehensive loss, was $0.5 million ($0.3 million, net of income tax).

As part of the Transport Revenue acquisition, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and United States dollar revenues. These agreements do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, we recorded a gain on hedging instruments of $1.7 million ($1.1 million, net of income tax) for the year ended June 30, 2006 in other non-operating income, net in our Consolidated Statements of Income. As of June 30, 2006, the notional amount of these agreements totaled $44.4 million Canadian dollars and $5 million U.S. dollars, respectively, and are set to expire at various times over the next four years. As of June 30, 2006, a liability was recorded for the related fair value of approximately $4.1 million.

In order to hedge the variability of future interest payments related to our Senior Notes resulting from changing interest rates, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of the Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) was recorded in accumulated other comprehensive income, and will be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. During fiscal years 2006 and 2005, we amortized approximately $2.5 million and $0.2 million, respectively, to interest expense. The amount of gain or loss related to hedge ineffectiveness was not material.

Share Repurchase Programs
Prior to the Tender Offer, our Board of Directors authorized three share repurchase programs totaling $1.75 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock; on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock, and on October 20, 2005, we announced that our Board of Directors authorized an incremental share repurchase program of up to $500 million of our Class A common stock. These share repurchase plans were terminated on January 25, 2006 by our Board of Directors in contemplation of our Tender Offer, which was announced January 26, 2006 and expired March 17, 2006. The programs, which were open-ended, allowed us to repurchase our shares on the open market from time to time in accordance with Securities and Exchange Commission rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities, and purchases under these plans were funded from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our credit facilities. Under our previously authorized share repurchase programs during fiscal years 2006, 2005 and 2004, we had repurchased approximately 2.2 million, 4.9 million and 15 million shares, respectively, at a total cost of approximately $115.8 million, $250.8 million and $743.2 million, respectively. We have reissued approximately 0.3 million, 0.6 million and 0.1 million shares, respectively, for proceeds of approximately $17.9 million, $28.5 million and

$4.6 million, respectively, to fund contributions to our employee stock purchase plan and 401(k) plan during fiscal years 2006, 2005 and 2004. In July 2006, we reissued approximately 57,000 shares for proceeds totaling approximately $2.8 million to fund contributions to our employee stock purchase plan.

In June 2006, our Board of Directors authorized a share repurchase program of up to $1 billion of our Class A common stock. The program, which was open ended, allowed us to repurchase our shares on the open market, from time to time, in accordance with the requirements of SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. As of June 30, 2006, we had repurchased approximately 5.5 million shares at a total cost of approximately $269.3 million and retired approximately 3.2 million of those shares. As of June 30, 2006, we had initiated purchases that had not yet settled for 1.3 million shares of our common stock with a total cost of $66.4 million. In August 2006, we completed the June 2006 Board of Directors authorized share repurchase program, purchasing a total of 19.9 million shares for an average price of $50.30. All of the shares repurchased under this authorization were retired as of the date of filing of this report.

In August 2006, our Board of Directors authorized an additional share repurchase program of up to $1 billion of our Class A common stock. The program, which is open ended, will allow us to repurchase our shares on the open market, from time to time, in accordance with the requirements of SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. No repurchases have been made under this program as of the date of this filing. We expect to fund repurchases under this additional share repurchase program from borrowings under our Credit Facility.

Other
As discussed in “Review of Stock Option Grant Practices” above, as a result of our internal investigation into our stock option grant practices, we restated certain of our previously filed consolidated financial statements and recorded cumulative adjustments for non-cash stock-based compensation expense totaling $51.2 million. While these expenses are non-cash, the income tax related impacts are expected to require the use of cash. At June 30, 2006, we have recorded approximately $37.9 million of additional income taxes payable, including estimated interest and penalties related to certain disallowed Section 162(m) executive compensation deductions. We also expect to pay to certain current and former employees approximately $8 million in order to compensate such individuals for any increase in exercise price resulting from the matters which were the subject of the internal investigation, in order to avoid the adverse individual income tax impact of Section 409A due to revised measurement dates. The $8 million related to Section 409A will be paid beginning in January 2008 to the affected individuals as the related stock options vest. We expect to fund any such payment from cash flows from operating activities, however, we have not yet determined the impact to our results of operations and financial condition. The increased exercise prices to be paid by optionholders upon their exercise is expected to offset, in the aggregate, the $8 million; however, the timing of any such exercises cannot be determined. At this time, we cannot predict when the Section 162(m) underpayment deficiencies, together with interest and penalties, if any, will be paid.

At June 30, 2006, we had cash and cash equivalents of $100.8 million compared to $62.7 million at June 30, 2005. Our working capital (defined as current assets less current liabilities) increased $298.2 million to $704.2 million at June 30, 2006 from $406 million at June 30, 2005. Our current ratio (defined as total current assets divided by total current liabilities) was 1.9 and 1.5 at June 30, 2006 and 2005, respectively. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 40% and 21.2% at June 30, 2006 and 2005, respectively.

We believe that available cash and cash equivalents, together with cash generated from operations and available borrowings under our Credit Facility, will provide adequate funds for our anticipated internal growth and operating needs, including capital expenditures, and will meet the cash requirements of our contractual obligations. However, due to the additional borrowings made in relation to our share repurchase programs and if we utilize the unused portion of our Credit Facility to repay the Senior Notes or for other corporate purposes, our indebtedness and interest expense would increase, possibly significantly, and our indebtedness could be substantial in relation to our stockholders’ equity. We believe that our expected cash flow provided by operating activities, and anticipated access to the unused portion of our Credit Facility and capital markets will be adequate for our expected liquidity needs, including capital expenditures, and to meet the cash requirements of our contractual obligations. In addition, we intend to continue our growth through acquisitions, which could require significant commitments of capital. In order to pursue such opportunities we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and expansion opportunities and how such opportunities will be financed.

In order to conform our stock option program with standard market practice, on February 2, 2005, our Board of Directors approved an amendment to stock options previously granted that did not become exercisable until five years from the date of grant to provide that such options become exercisable on the day they vest. Options granted under both our 1997 Stock Incentive Plan and our 1988 Stock Option Plan generally vest in varying increments over a five year period. It is expected that future option grants will contain matching vesting and exercise schedules. This amendment does not amend or affect the vesting schedule, exercise price, quantity of options granted, shares into which such options are exercisable or life of any award under any outstanding option grant. Therefore, no compensation expense was recorded related to this amendment.

Related Party Transactions

Prior to 2002 we had guaranteed $11.5 million of certain loan obligations owed to Citicorp USA, Inc. by DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). Our Chairman owned a majority interest in DDH. In consideration for that guaranty, we had access to corporate aircraft at favorable rates. In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. As partial consideration for the release of our corporate guaranty, we agreed to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2006 and 2005, we had $0.6 million and $0.6 million, respectively, remaining in prepaid flights with DDH. We made no payments to DDH during fiscal years 2006, 2005 and 2004. In the second quarter of fiscal year 2007, we were notified by DDH of their intent to wind down operations; therefore, we recorded a charge of $0.6 million related to the unused prepaid charter flights. We anticipate that the administrative services referenced above will cease prior to June 30, 2007 as a result of the wind down of the DDH operations.

During fiscal years 2006, 2005 and 2004, we purchased approximately $8.8 million, $9.0 million and $6.4 million, respectively, of office products and printing services from Prestige Business Solutions, Inc., a supplier owned by the daughter-in-law of our Chairman, Darwin Deason. These products and services were purchased on a competitive bid basis in substantially all cases. We believe this relationship has allowed us to obtain these products and services at quality levels and costs more favorable than would have been available through alternative market sources.

As discussed in “Departure of Executive Officers” and in connection with the departure of Jeffrey A. Rich, our former Chief Executive Officer, in June 2006, we entered into an agreement with Rich Capital LLC, an M&A advisory firm owned by Mr. Rich. The agreement is for two years during which time we will pay a total of $0.5 million for M&A advisory services, payable in equal quarterly installments. We have paid approximately $63 thousand related to this agreement through June 30, 2006. However, we have currently suspended payment under this agreement pending determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.

Disclosures about Contractual Obligations and Commercial Commitments as of June 30, 2006 (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt(1)	$1,108,061	$9,452	$16,063	$16,070	$1,066,476
Senior Notes, net of unamortized discount(1)	499,368	—	—	249,933	249,435
Capital lease obligations(1)	29,677	13,622	15,927	128	—
Operating leases	1,319,090	335,261	542,073	345,010	96,746
Purchase obligations	30,364	18,749	10,695	920	—

Total Contractual Cash Obligations	$2,986,560	$377,084	$584,758	$612,061	$1,412,657

	Total	Amount of Commitment Expiration per Period
	Amounts	Less than			After
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$115,739	$115,739	$—	$—	$—
Surety Bonds	473,827	457,987	13,968	10	1,862

Total Commercial Commitments	$589,566	$573,726	$13,968	$10	$1,862

(1)	Excludes accrued interest of $11 million at June 30, 2006.

We have entered into various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2010, and are included in purchase obligations in the table above. We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2012, which are included in operating leases in the table above.

As discussed above, we have entered into a two year agreement with Rich Capital, LLC, an M&A advisory firm owned by Jeffrey A. Rich, our former Chief Executive Officer, to provide us with advisory services in connection with potential acquisition candidates. This contractual obligation is included in the table above. However, we have currently suspended payment under this agreement pending a determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.

We expect to contribute approximately $11 million to our pension plans in fiscal year 2007. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of June 30, 2006. See Critical Accounting Policies and Note 18 of our Consolidated Financial Statements for discussion of our pension plans.

As discussed above, certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2006, outstanding surety bonds of $472 million and $93.5 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $22.2 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During fiscal year 2006, 2005 and 2004, we paid $9.8 million, $17 million and $10.4 million, respectively, related to acquisitions completed in prior years. As of June 30, 2006, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $61.8 million. Upon satisfaction of the specified contractual criteria, any such payment would result primarily in a corresponding increase in goodwill.

We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the Divested Federal Business. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of June 30, 2006, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time. As discussed in Item 3. Legal Proceedings, we have agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom during the period 1998-2000.

Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2006, we serviced a FFEL portfolio of approximately 1.9 million loans with an outstanding principal balance of approximately $27.7 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2006 and 2005, other accrued liabilities include reserves which we believe to be adequate.

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

Revenue recognition
A significant portion of our revenue is recognized based on objective criteria that do not require significant estimates or uncertainties. For example, transaction volumes and time and costs under time and material and cost reimbursable arrangements are based on specific, objective criteria under the contracts. Accordingly, revenues recognized under these methods do not require the use of significant estimates that are susceptible to change. Revenue recognized using the percentage-of-completion accounting method does require the use of estimates and judgment as discussed below.

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

During fiscal year 2006, approximately 77% of our revenue was recognized based on transaction volumes, approximately 10% was fixed fee based, wherein our revenue is earned as we fulfill our performance obligations under the arrangement, approximately 7% was related to cost reimbursable contracts, approximately 4% of our revenue was recognized using percentage-of-completion accounting and the remainder is related to time and material contracts. Our revenue mix is subject to change due to the impact of acquisitions, divestitures and new business.

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

Share-Based Compensation
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) as of July 1, 2005. SFAS 123(R) requires us to recognize compensation expense for all share-based payment arrangements based on the fair value of the share-based payment on the date of grant. We elected the modified prospective application method for adoption, which requires compensation expense to be recorded for all stock-based awards granted after July 1, 2005 and for all unvested stock options outstanding as of July 1, 2005, beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, the remaining previously measured but unrecognized compensation expense, based on the fair value using revised grant dates as determined in connection with our internal investigation into our stock option grant practices (see “Review of Stock Option Grant

Practices” above), will be recognized as wages and benefits in the Consolidated Statements of Income on a straight-line basis over the remaining vesting period. For share-based payments granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the Consolidated Statements of Income in wages and benefits on a straight-line basis over the vesting period. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:

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

Pension and post-employment benefits
Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), establishes standards for reporting and accounting for pension benefits provided to employees. In connection with the acquisition of the Acquired HR Business, we assumed pension plans for the Acquired HR Business employees located in Canada and the United Kingdom (“UK”). The Canadian Acquired HR Business has both a funded basic pension plan and an unfunded excess pension plan. The UK pension scheme is a funded plan. These defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period before retirement. We have established June 30 as our measurement date for these defined benefit plans. The net periodic benefit costs for these plans are included in wages and benefits in our Consolidated Statements of Income from the effective date of the acquisition, May 1, 2005.

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

In December 2005, we adopted a pension plan for the U.S. employees of Buck Consultants, LLC, a wholly owned subsidiary, which was acquired in connection with the Acquired HR Business. The U.S. pension plan is a funded plan. We have established June 30 as our measurement date for this defined benefit plan. The plan recognizes service for eligible employees from May 26, 2005, the date of the acquisition of the Acquired HR Business. We recorded prepaid pension costs and projected benefit obligation related to this prior service which will be amortized over approximately 9.3 years and included in the net periodic benefit costs which is included in wages and benefits in our Consolidated Statements of Income. The plan is unfunded as of June 30, 2006.

A small group of employees located in Germany participate in a pension plan. This plan is not material to our results of operations or financial position and is not included in the disclosures below. A group of employees acquired with Transport Revenue participate in a multi-employer pension plan in Switzerland. Contributions to the plan are not considered material to our Consolidated Statements of Income.

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

The following table summarizes the weighted-average assumptions used in the determination of our benefit obligation:

	As of June 30,
	2006		2005
		Other		Other
	Pension Plans	Benefit Plan	Pension Plans	Benefit Plan

Non-U.S. Plans
Discount rate	5.00% - 5.75%	5.75%	5.00% - 5.25%	5.25%
Rate of increase in compensation levels	4.25% - 4.40%	N/A	4.25% - 4.40%	N/A

U.S. Plan
Discount rate	6.50%	N/A	N/A	N/A
Rate of increase in compensation levels	3.50%	N/A	N/A	N/A

The following table summarizes the assumptions used in the determination of our net periodic benefit cost:

	For the Year Ended		For the period from May 1, 2005
	June 30, 2006		through June 30, 2005
		Other		Other
	Pension Plans	Benefit Plan	Pension Plans	Benefit Plan

Non-U.S. Plans
Discount rate	5.00% - 5.75%	5.75%	5.25% - 5.75%	5.75%
Long-term rate of return on assets	7.00% - 7.50%	N/A	7.00% - 7.50%	N/A
Rate of increase in compensation levels	4.25% - 4.40%	N/A	4.25% - 4.40%	N/A

U.S. Plan
Discount rate	5.75%	N/A	N/A	N/A
Long-term rate of return on assets	N/A	N/A	N/A	N/A
Rate of increase in compensation levels	3.00%	N/A	N/A	N/A

Our discount rate is determined based upon high quality corporate bond yields as of the measurement date. The table below illustrates the effect of increasing or decreasing the discount rates by 25 basis points (in thousands):

	For the Year Ended		For the period from May 1,
	June 30, 2006		2005 through June 30, 2005
	Plus .25%	Less .25%	Plus .25%	Less .25%

Non-U.S. Plans
Effect on pension benefit obligation	$(5,055)	$5,155	$(4,490)	$4,692
Effect on service and interest cost	$(432)	$450	$(380)	$399

U.S. Plan
Effect on pension benefit obligation	$(164)	$174	N/A	N/A
Effect on service and interest cost	$(104)	$110	N/A	N/A

We estimate the long-term rate of return on UK and Canadian and U.S. plan assets will be 7% and 7.5%, respectively, based on the long-term target asset allocation. As of June 30, 2006, the U.S. plan was not funded. We expect to fund the U.S. plan in fiscal year 2007 upon adoption of investment policies for the plan. Expected returns for the following asset classes used in the plans are based on a combination of long-term historical returns and current and expected market conditions.

The UK pension scheme’s target asset allocation is 50% equity securities, 40% debt securities and 10% in real estate. External investment managers actively manage all of the asset classes. The target asset allocation has been set by the plan’s trustee board with a view to meeting the long-term return assumed for setting the employer’s contributions while also reducing volatility relative to the plan’s liabilities. The managers engaged by the trustees manage their assets with a view to seeking moderate out-performance of appropriate benchmarks for each asset class. At this time, the trustees do not engage in any alternative investment strategies, apart from UK commercial property.

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

We made contributions to the pension plans of approximately $4.6 million and $0.9 million in fiscal years 2006 and 2005, respectively. In addition, approximately $21.5 million related to a purchase price adjustment received from Mellon Financial Corporation was funded into the pension plans in June 30, 2005. This amount was included in the plans’ cash and cash equivalents at June 30, 2005 and was subsequently invested pursuant to the plans’ target asset allocations.

Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) requires the disclosure of assumed healthcare cost trend rates for next year used to measure the expected cost of benefits covered. For measurement purposes, an 8.3% composite annual rate of increase in the per capita costs of covered healthcare benefits was assumed for fiscal years 2007; this rate was assumed to decrease gradually to 4.5% by 2013 and remain at that level thereafter. The healthcare cost trend rate assumption may have a significant effect on the SFAS 106 projections. The table below illustrates the effect of increasing or decreasing the assumed healthcare cost trend rates by one percentage point for each future year (in thousands):

			For the period from May 1,
	For the Year Ended June 30, 2006		2005 through June 30, 2005
	Plus 1%	Less 1%	Plus 1%	Less 1%

Effect on pension benefit obligation	$30	$(27)	$55	$(48)
Effect on service and interest cost	$4	$(4)	$7	$(6)

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), SFAS 158 amends SFAS 87, “Employers’ Accounting for Pensions”, SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. SFAS 158 requires employers to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. It also requires employers to measure plan assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. SFAS 158 is required to be adopted by entities with fiscal years ending after December 15, 2006. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

In September 2006, the SEC released SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Financial Accounting Standards Board Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” allows companies additional time beyond that provided in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” to determine the impact of the Act on its financial statements and provides guidance for the disclosure of the impact of the Act on the financial statements. This incentive expired June 30, 2006. We did not repatriate any amounts prior to the expiration of this provision, and accordingly, we have not recognized any income tax expense related to this repatriation provision.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, changes in market value of financial instruments caused by changes in interest rates and foreign currency exchange rates. Sensitivity analysis is one technique used to measure the impact of changes in the interest rates and foreign exchange rates on our results of operations or financial position. The following analysis provides a framework to understand our sensitivity to hypothetical changes in interest rates and foreign currency exchange rates as of June 30, 2006.

Interest Rates
During fiscal year 2006, we entered into a new credit agreement with a $1 billion Revolving Credit Facility and $800 million Term Loan Facility (see Note 13 to our Consolidated Financial Statements for more discussion). These new facilities are variable rate instruments and are subject to market risk from changes in interest rates. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates at June 30, 2006 were 10% higher or lower, and if the amount of our debt outstanding as of June 30, 2006 under the Credit Facility had been outstanding for the entire fiscal year ended June 30, 2006, our results of operations would have been approximately $5 million, net of income tax, lower or higher, respectively.

We entered into fixed rate Senior Notes during fiscal year 2005. The Senior Notes are subject to market risk from changes in interest rates. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in market interest rates. The fair value of the Senior Notes as of June 30, 2006 and 2005 was $448 million and $496.5 million, respectively, based on quoted market prices. If these rates were 10% higher or lower at June 30, 2006, the fair value of the Senior Notes would be approximately $432 million or $464.8 million, respectively. If these rates were 10% higher or lower at June 30, 2005, the fair value of the Senior Notes would be approximately $485 million or $515 million, respectively. Changes in the fair value of our fixed rate Senior Notes would not impact our results of operations or cash flows, unless redeemed prior to maturity. However, if we were to redeem the notes in the current interest rate environment, we would not incur any prepayment penalty because interest rates have increased since we issued the Senior Notes in 2005.

We purchased U.S. Treasury Notes during fiscal year 2006. The U.S. Treasury Notes are subject to market risk from changes in interest rates. The fair value of the Treasury Notes as of June 30, 2006 was $16.7 million. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in market interest rates. If these rates were 10% higher at June 30, 2006, the fair value of the Treasury Notes would be approximately $16.4 million. If these rates were 10% lower at June 30, 2006, the fair value of the Treasury Notes would be approximately $17.1 million. Changes in the fair value of our U.S. Treasury Notes would not impact our results of operations or cash flows, unless sold prior to maturity.

Foreign Currency
We conduct business in the United States and in foreign countries and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-United States denominated foreign investments and foreign currency transactions. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates were 10% higher or lower at June 30, 2006 and 2005, there would have been no material adverse impact on our results of operations or financial position.

We enter into foreign exchange forward agreements to hedge the variability of a portion of our anticipated future Mexican Peso cash flows resulting from fluctuations in the foreign currencies. We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our foreign exchange forward agreements. The foreign exchange risk is computed based on the market value of the forward agreements as affected by changes in the corresponding foreign exchange rates. The sensitivity analysis represents the hypothetical changes in the value of the foreign exchange forward agreements and does not reflect the offsetting gain or loss on the underlying exposure. Fluctuations in the fair value of the foreign exchange forward agreements are recorded in accumulated other comprehensive income (loss). As of June 30, 2006, a 10% increase in the levels of foreign currency exchange rate with all other variables held constant would have resulted in a decrease in the fair value of our foreign exchange forward agreements of approximately $1.7 million, while a 10% decrease in the levels of foreign currency exchange rate would have resulted in an increase in the fair value of our foreign exchange forward agreements of $2.1 million.

As discussed in Note 20 to our Consolidated Financial Statements, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure to its Canadian dollar and U.S. dollar revenues. These foreign exchange forward agreements hedge the variability of a portion of our anticipated future cash flows resulting from fluctuations in the foreign currencies. We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our foreign exchange forward agreements. The foreign exchange risk is computed based on the market value of the forward agreements as affected by changes in the corresponding foreign exchange rates. The sensitivity analysis represents the hypothetical changes in the value of the foreign exchange forward agreements and does not reflect the offsetting gain or loss on the underlying exposure. Fluctuations in the fair value of these foreign exchange forward agreements are recorded in other non-operating income, net in our Consolidated Statements of Income. As of June 30, 2006, a 10% increase in the levels of foreign currency exchange rate with all other variables held constant would have resulted in a decrease in the fair value of our foreign exchange forward agreements of approximately $3.9 million, while a 10% decrease in the levels of foreign currency exchange rate would have resulted in an increase in the fair value of our foreign exchange forward agreements of $4.8 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Affiliated Computer Services, Inc.:

We have completed integrated audits of Affiliated Computer Services, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Affiliated Computer Services, Inc. and its subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, as of July 1, 2005.

Additionally, as discussed in Notes 2 and 24 to the consolidated financial statements, the Company has restated its 2005 and 2004 financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Affiliated Computer Services Inc. did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of not maintaining (1) an effective control environment and (2) effective controls over the accounting for and disclosure of stock-based compensation expense, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Transport Revenue division of Ascom AG (“Transport Revenue”) and Intellinex, LLC from its assessment of internal control over financial reporting as of June 30, 2006 because they were acquired by the Company in purchase business combinations during fiscal year 2006. We have also excluded Transport Revenue and Intellinex, LLC from our audit of internal control over financial reporting. Transport Revenue and Intellinex, LLC are wholly-owned subsidiaries whose total assets and total revenues represent 6.4% and 2.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2006.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of June 30, 2006.

1. Control environment.  The Company did not maintain an effective control environment based on criteria established in the COSO framework. Specifically, the Company did not (i) maintain controls adequate to prevent or detect instances of override or intervention of controls or misconduct by certain former members of senior management and (ii) adequately monitor certain control practices and foster a consistent and open flow of information and communication between those initiating transactions and those responsible for their financial reporting. This lack of an effective control environment permitted certain former members of senior management to override certain controls resulting in stock-based compensation awards not being properly accounted for or disclosed in the Company’s consolidated financial statements and contributing to the need to restate certain of the Company’s previously filed annual and quarterly financial statements. These included:

a. Stock-based compensation. In a significant number of cases Mr. Rich (Chief Executive Officer from August 2002 until his resignation September 29, 2005), Mr. King (Chief Executive Officer from September 2005 through November 26, 2006), and/or Mr. Edwards (Chief Financial Officer from March 2001 through November 26, 2006) used hindsight to select favorable grant dates during the limited time periods after the Chairman of the Board had given the officers his authorization to proceed to prepare the paperwork for the option grants and before formal grant documentation was submitted to the applicable compensation committee. Additionally, recommendation memoranda attendant to these grants were intentionally misdated at the direction of Mr. Rich, Mr. King, and/or Mr. Edwards to make it appear as if the memoranda had been created at or about the time of the chosen grant date, when in fact, they had been created afterwards. As a result, stock options were awarded at prices that were at, or near, the quarterly low and the Company effectively granted “in the money” options without recording the appropriate compensation expense.

b. The certification of the financial statements. With respect to the Company’s May 2006 Form 10-Q, the investigation concluded that Note 3 to the Consolidated Financial Statements which stated, in part, that the Company did “not believe that any director or officer of the Company has engaged in the intentional backdating of stock option grants in order to achieve a more advantageous exercise price,” was inaccurate because, at the time the May 2006 Form 10-Q was filed, Mr. King and Mr. Edwards either knew or should have known that the Company awarded options through a process in which favorable grant dates were selected with the benefit of hindsight in order to achieve a more advantageous exercise price and that the term “backdating” was readily applicable to their option grant process. Neither Mr. King nor Mr. Edwards told the Company’s directors, outside counsel or independent accountants that stock options were often granted by looking back and taking advantage of past low prices. Instead, both Mr. King, and Mr. Edwards attributed the disparity between recorded grant dates and the creation dates of the paperwork attendant to the stock option grants to other factors that did not involve the use of hindsight.

This control environment material weakness resulted in the restatement of the Company’s consolidated financial statements for each of the fiscal years 2005 and 2004, each of the quarters of fiscal year 2005, as well as each of the first three quarters of fiscal year 2006. Additionally, this control environment material weakness could result in misstatements of any of the Company’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

The material weakness in the Company’s control environment contributed to the existence of the following additional material weakness.

2. Controls over stock-based compensation expense.  The Company did not maintain effective controls over the completeness, valuation, presentation and disclosure of stock-based compensation expense. Specifically, the Company did not have an effective control designed and in place over the establishment of the appropriate measurement date for determining compensation expense under APB 25 and SFAS 123(R). As a result, this control deficiency resulted in the misstatement of stock-based compensation expense, additional paid-in capital accounts, related income tax accounts, retained earnings, related financial disclosures and resulted in the restatement of the Company’s consolidated financial statements for each of the fiscal years 2005 and 2004, each of the quarters of fiscal year 2005, as well as each of the first three quarters of fiscal year 2006. Additionally, this control deficiency could result in misstatements of the aforementioned financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Affiliated Computer Services, Inc. did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Affiliated Computer Services, Inc. has not maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Dallas, Texas
January 23, 2007

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2006	2005
		(as restated)

ASSETS
Current assets:
Cash and cash equivalents	$100,837	$62,685
Accounts receivable, net	1,231,846	1,061,590
Income taxes receivable	8,090	—
Prepaid expenses and other current assets	188,490	119,822

Total current assets	1,529,263	1,244,097

Property, equipment and software, net	870,020	677,241
Goodwill	2,456,654	2,334,655
Other intangibles, net	475,701	466,312
Other assets	170,799	128,533

Total assets	$5,502,437	$4,850,838

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$104,473	$62,788
Accrued compensation and benefits	172,853	175,782
Other accrued liabilities	354,632	471,577
Income taxes payable	—	2,310
Deferred taxes	18,047	34,996
Current portion of long-term debt	23,074	6,192
Current portion of unearned revenue	152,026	84,469

Total current liabilities	825,105	838,114

Senior Notes, net of unamortized discount	499,368	499,288
Other long-term debt	1,114,664	251,067
Deferred taxes	331,433	231,013
Other long-term liabilities	275,649	219,644

Total liabilities	3,046,219	2,039,126

Commitments and contingencies (See Notes 2, 13, 23 and 30)
Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 129,848 and 137,886 shares issued, respectively	1,299	1,379
Class B convertible common stock, $.01 par value, 14,000 shares authorized, 6,600 shares issued and outstanding	66	66
Additional paid-in capital	1,799,778	1,812,474
Accumulated other comprehensive loss, net	(10,943)	(10,910)
Retained earnings	1,836,850	1,969,636
Treasury stock at cost, 23,289 and 19,255 shares, respectively	(1,170,832)	(960,933)

Total stockholders’ equity	2,456,218	2,811,712

Total liabilities and stockholders’ equity	$5,502,437	$4,850,838

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Year ended June 30,
	2006	2005	2004
		(as restated)	(as restated)

Revenues	$5,353,661	$4,351,159	$4,106,393

Operating expenses:
Cost of revenues:
Wages and benefits	2,568,042	1,874,044	1,798,006
Services and supplies	1,168,540	1,046,341	1,090,207
Rent, lease and maintenance	646,474	503,132	416,394
Depreciation and amortization	289,852	232,779	183,796
Other	39,629	23,687	26,382

Cost of revenues	4,712,537	3,679,983	3,514,785

Gain on sale of business	(32,907)	—	(285,273)
Other operating expenses	56,747	23,692	42,136

Total operating expenses	4,736,377	3,703,675	3,271,648

Operating income	617,284	647,484	834,745

Interest expense	68,367	20,186	18,107
Other non-operating income, net	(9,396)	(5,186)	(2,509)

Pretax profit	558,313	632,484	819,147

Income tax expense	199,507	222,915	297,419

Net income	$358,806	$409,569	$521,728

Earnings per share:
Basic	$2.91	$3.21	$3.97

Diluted	$2.87	$3.14	$3.77

Shares used in computing earnings per share:
Basic	123,197	127,560	131,498

Diluted	125,027	130,556	139,880

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
							Other
	Common Stock				Additional		Comprehensive	Treasury Stock
	Class A		Class B		Paid-in	Retained	Income (Loss),	Shares
	Shares	Amount	Shares	Amount	Capital	Earnings	Net	Held	Amount	Total

Balance at June 30, 2003	126,607	$1,266	6,600	$66	$1,358,418	$1,070,409	$(971)	—	$—	$2,429,188
Cumulative effect of restatement on prior years	—	—	—	—	19,385	(32,070)	—	—	—	(12,685)

Balance at June 30, 2003 (as restated)	126,607	1,266	6,600	66	1,377,803	1,038,339	(971)	—	—	2,416,503
Comprehensive income:
Foreign currency translation losses	—	—	—	—	—	—	(2,410)	—	—	(2,410)
Net income (as restated)	—	—	—	—	—	521,728	—	—	—	521,728

Total comprehensive income (as restated)										519,318

Share repurchases	—	—	—	—	—	—	—	(14,992)	(743,198)	(743,198)
Stock-based compensation expense (as restated)	—	—	—	—	7,527	—	—	—	—	7,527
Tax benefit on stock option exercises (as restated)	—	—	—	—	18,727	—	—	—	—	18,727
Employee stock transactions and related tax benefits	2,082	21	—	—	32,904	—	—	92	4,605	37,530
Conversion of 3.5%
Convertible Subordinated Notes	7,292	73	—	—	313,198	—	—	—	—	313,271

Balance at June 30, 2004 (as restated)	135,981	1,360	6,600	66	1,750,159	1,560,067	(3,381)	(14,900)	(738,593)	2,569,678
Comprehensive income:
Foreign currency translation gains	—	—	—	—	—	—	4,260	—	—	4,260
Interest rate hedges, net of income tax	—	—	—	—	—	—	(11,789)	—	—	(11,789)
Net income (as restated)	—	—	—	—	—	409,569	—	—	—	409,569

Total comprehensive income (as restated)										402,040

Share repurchases	—	—	—	—	—	—	—	(4,922)	(250,793)	(250,793)
Stock-based compensation expense (as restated)	—	—	—	—	6,061	—	—	—	—	6,061
Tax benefit on stock option exercises (as restated)	—	—	—	—	18,587	—	—	—	—	18,587
Employee stock transactions and related tax benefits	1,905	19	—	—	37,667	—	—	567	28,453	66,139

Balance at June 30, 2005 (as restated)	137,886	1,379	6,600	66	1,812,474	1,969,636	(10,910)	(19,255)	(960,933)	2,811,712
Comprehensive income:
Foreign currency translation losses	—	—	—	—	—	—	(1,305)	—	—	(1,305)
Foreign currency hedges, net of income tax	—	—	—	—	—	—	(316)	—	—	(316)
Interest rate hedges, net of income tax	—	—	—	—	—	—	1,588	—	—	1,588
Net income	—	—	—	—	—	358,806	—	—	—	358,806

Total comprehensive income										358,773

Share repurchases	—	—	—	—	—	—	—	(7,611)	(385,116)	(385,116)
Shares purchased in Tender Offer	—	—	—	—	—	—	—	(7,365)	(475,993)	(475,993)
Retired shares	(10,585)	(106)	—	—	(141,592)	(491,592)	—	10,585	633,290	—
Stock-based compensation expense	—	—	—	—	33,589	—	—	—	—	33,589
Tax benefit on stock option exercises	—	—	—	—	25,772	—	—	—	—	25,772
Employee stock transactions and related tax benefits	2,547	26	—	—	69,535	—	—	357	17,920	87,481

Balance at June 30, 2006	129,848	$1,299	6,600	$66	$1,799,778	$1,836,850	$(10,943)	(23,289)	$(1,170,832)	$2,456,218

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended June 30,
	2006	2005	2004
		(as restated)	(as restated)

Cash flows from operating activities:
Net income	$358,806	$409,569	$521,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289,852	232,779	183,796
Contract inducement amortization	15,332	14,309	10,981
Provision for uncollectible accounts receivable	8,462	763	1,461
Deferred financing fee amortization	2,850	1,436	3,142
Provision for default loan liability	(1,144)	(188)	2,685
Gain on sale of business units	(32,907)	(70)	(291,967)
Gain on long-term investments	(6,787)	(2,967)	(820)
Deferred income tax expense	84,701	84,817	64,961
Excess tax benefit on stock-based compensation	(14,318)	—	—
Stock-based compensation expense	35,035	6,061	12,589
Tax benefit of stock options	—	20,059	20,236
Loss on early extinguishment of long-term debt	4,104	—	—
Settlement of interest rate hedges	—	(19,267)	—
Asset impairments	19,132	—	—
Other non-cash activities	3,790	225	5,000
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(112,601)	(21,945)	(156,063)
Increase in prepaid expenses and other current assets	(34,379)	(16,540)	(3,596)
(Increase) decrease in other assets	16,090	3,234	(18,362)
Increase (decrease) in accounts payable	25,943	(11,483)	14,194
Increase (decrease) in accrued compensation and benefits	(3,676)	(5,362)	11,502
Increase (decrease) in other accrued liabilities	(132,238)	2,414	47,649
Increase (decrease) in income taxes receivable/payable	18,093	(8,277)	16,182
Increase (decrease) in other long-term liabilities	(920)	15,913	19,856
Increase in unearned revenue	95,490	33,868	11,055

Total adjustments	279,904	329,779	(45,519)

Net cash provided by operating activities	638,710	739,348	476,209

Cash flows from investing activities:
Purchases of property, equipment and software, net	(394,467)	(253,231)	(224,621)
Additions to other intangible assets	(35,831)	(35,518)	(33,329)
Payments for acquisitions, net of cash acquired	(250,317)	(626,858)	(251,727)
Proceeds from divestitures, net of transaction costs	67,665	87	583,133
Intangibles acquired in subcontract termination	(16,530)	—	—
Purchases of investments	(25,462)	(8,607)	(7,690)
Proceeds from sale of investments	3,167	1,713	1,196
Additions to notes receivable	—	—	(3,015)
Proceeds from notes receivable	—	425	6,452

Net cash provided by (used in) investing activities	(651,775)	(921,989)	70,399

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	3,681,205	2,790,016	1,459,600
Payments of long-term debt	(2,867,995)	(2,437,635)	(1,274,238)
Purchase of treasury shares	(385,116)	(250,793)	(743,198)
Purchase of shares in Tender Offer	(475,959)	—	—
Stock option settlement with Jeffrey A. Rich, former Chief Executive Officer	(18,353)	—	—
Excess tax benefit on stock-based compensation	14,318	—	—
Proceeds from stock options exercised	83,190	36,596	34,262
Proceeds from issuance of treasury shares	19,927	30,243	4,776
Other, net	—	—	(2,081)

Net cash provided by (used in) financing activities	51,217	168,427	(520,879)

Net increase (decrease) in cash and cash equivalents	38,152	(14,214)	25,729
Cash and cash equivalents at beginning of year	62,685	76,899	51,170

Cash and cash equivalents at end of year	$100,837	$62,685	$76,899

Supplemental information of non-cash financing activities:
Conversion of 3.5% Convertible Subordinated Notes to Class A Common Stock	$—	$—	$316,725

See supplemental cash flow information in Notes 4, 5, 13, and 15

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and basis of presentation
We are a Fortune 500 and S&P 500 company with approximately 58,000 employees providing business process and information technology services to commercial and government clients. We were incorporated in Delaware on June 8, 1988 and are based in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.

The consolidated financial statements are comprised of our accounts and the accounts of our controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Other investments are accounted for by the cost method. Our fiscal year ends on June 30. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, the reported amount of revenues and expenses during the reporting period, as well as the accompanying notes. These estimates are based on information available to us. Actual results could differ from these estimates.

We present cost of revenues in our Consolidated Statements of Income based on the nature of the costs incurred. Substantially all these costs are incurred in the provision of services to our customers. The selling, general and administrative costs included in cost of revenues are not material and are not separately presented in the Consolidated Statements of Income.

Financial results for each of the first three quarters of the fiscal year ended June 30, 2006, each of the quarters of the fiscal year ended June 30, 2005 and each of the fiscal years ended June 30, 2005 and 2004 have been restated as a result of the review of our stock option grant practices and the other tax matters discussed in Note 2.

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

In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software upon reaching technological feasibility. Costs incurred for upgrades and enhancements, which will not result in additional functionality, are expensed as incurred. During fiscal years 2006, 2005 and 2004, we capitalized approximately $80.5 million, $47 million and $53.1 million, respectively, in software costs under SOP 98-1, which are being amortized over expected useful lives, which range from 3 to 10 years. These capitalized amounts include internal costs of approximately $30.8 million, $12.9 million and $12.2 million and external costs of approximately $49.7 million, $34.1 million and $40.9 million for fiscal years 2006, 2005 and 2004, respectively. These costs were incurred primarily in the development of our proprietary software used in connection with our long-term client relationships. The increase in capitalized costs in fiscal year 2006 over fiscal year 2005 was related to development of software for our contract with the Department of Education as well as benefits administration software developed by the Acquired HR Business.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), certain costs related to the development of software to be sold to our clients are capitalized and amortized over the estimated useful life of the software upon reaching technological feasibility. During fiscal years 2006, 2005 and 2004, we capitalized approximately $31.6 million, $10.1 million and $3.9 million, respectively, in software costs under SFAS 86, which are being amortized over expected useful lives, which range from 3 to 10 years. These capitalized amounts include internal costs of approximately $6.1 million, $8.6 million and $2.5 million and external costs of approximately $25.5 million, $1.5 million and $1.4 million for fiscal years 2006, 2005 and 2004, respectively. The increase in costs over previous years is related to our development of Medicaid systems software in our Government segment.

We continually evaluate whether events and circumstances have occurred that indicate the balance of our property, equipment and software may not be recoverable. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our property, equipment and software, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.

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

Other intangible assets
Other intangible assets consist primarily of acquired customer-related intangibles, and contract and migration costs related to new business activity, both of which are recorded at cost and amortized using the straight-line method over the contract terms. In connection with our revenue arrangements, we incur costs to originate contracts and to perform the transition and setup activities necessary to enable us to perform under the terms of the arrangement. We capitalize certain incremental direct costs which are related to the contract origination or transition, implementation and setup activities and amortize them over the term of the arrangement. From time to time, we also provide certain inducements to clients in the form of various arrangements, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 10 years. The amortization period for all other intangible assets, excluding title plants and tradenames with indefinite useful lives, ranges from 3 to 20 years, with a weighted average of 6 years. For the acquisitions in all periods presented, we obtained a third-party valuation of the intangible assets from Value Incorporated. The determination of the value of other intangible assets requires us to make estimates and assumptions about future business trends and growth. We continually evaluate whether events and circumstances have occurred that indicate the balance of intangible assets may not be recoverable. In evaluating impairment, we estimate the sum of expected future cash flows derived from the intangible asset. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.

Other assets
Other assets primarily consist of long-term receivables, long-term investments related to our deferred compensation plans (see Note 18), long-term investments accounted for using the cost and equity methods, long-term deposits and deferred debt issuance costs. It is our policy to periodically review the net realizable value of our long-term receivables and investments through an assessment of the recoverability of the carrying amount of each receivable and investment. For the investments related to our deferred compensation plans, we carry the assets at their fair value, with changes in fair value included in our results of operations. Each investment is

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reviewed to determine if events or changes in circumstances have occurred which indicate that the recoverability of the carrying amount may be uncertain. In the event that an investment is found to be carried at an amount in excess of its recoverable amount, the asset would be adjusted for impairment to a level commensurate with the recoverable amount of the underlying asset. Deferred debt issuance costs are amortized using the straight-line method over the life of the related debt, which approximates the effective interest method.

Derivative Instruments
We may, from time to time, enter into derivative financial instruments to manage exposure to certain risks, including interest rate risk and foreign currency exchange rate risk. We may hedge material cash flow exposures using forward and/or option contracts. These instruments are generally short-term in nature, with maturities of one year or less. Our derivative instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, ”Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As such, the change in the fair value of our derivative financial instruments are recorded at fair value in the Consolidated Balance Sheets and are reclassified to the same Consolidated Statements of Income category as the hedged item in the period in which the hedged transaction occurs. In addition, we classify payments received or paid related to cash flow and fair value hedges in the same category of the Consolidated Statements of Cash Flows as the item being hedged.

As part of the Transport Revenue acquisition (defined below), we acquired foreign exchange forward agreements related to our French operation’s Euro foreign exchange exposure related to their Canadian dollar and United States dollar revenues. These agreements do not qualify for designation as hedges as defined by SFAS 133. As such, the changes in fair value are recognized in other non-operating income, net in the Consolidated Statements of Income.

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

During fiscal year 2006, approximately 77% of our revenue was recognized based on transaction volumes, approximately 10% was fixed fee based, wherein our revenue is earned as we fulfill our performance obligations under the arrangement, approximately 7% was related to cost reimbursable contracts, approximately 4% of our revenue was recognized using percentage-of-completion accounting and the remainder is related to time and material contracts. Our revenue mix is subject to change due to the impact of acquisitions and new business.

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

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in our operating results, the taxes attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

Deferred income taxes are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which such differences are expected to reverse. We routinely evaluate all deferred tax assets to determine the likelihood of their realization. See Note 15 for a discussion of income taxes.

Sales taxes
Sales taxes collected from customers are excluded from revenues. The obligation is included in accounts payable until the taxes are remitted to the appropriate taxing authorities.

Earnings per share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. See Note 19 for the computation of earnings per share.

Stock-based compensation
See Note 2 below for information concerning our internal investigation into our stock option grant practices during the period from 1994 through 2005. The information in this Note 1 is qualified by reference to the information set forth in Note 2 to the extent applicable.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. We adopted SFAS 123(R) on a prospective basis beginning July 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. We recognize the fair value of stock-based compensation awards using revised grant dates as determined in connection with our internal investigation into our stock option grant practices (see Note 2) as wages and benefits in the Consolidated Statements of Income on a straight-line basis over the vesting period. Prior to July 1, 2005, we followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for our stock-based compensation plans. Please refer to Note 3 for the discussion of our implementation of SFAS 123(R) and pro forma stock based compensation expense under SFAS 123.

Pensions and other postretirement benefits
In connection with the acquisition of the Acquired HR Business (as defined in Note 4), we assumed pension plans for the Acquired HR Business employees located in Canada and the United Kingdom (the “UK”). The Canadian Acquired HR Business has both a funded basic pension plan and an unfunded excess pension plan. The UK pension scheme is a funded plan. In December 2005, we adopted a pension plan for the U.S. employees of Buck Consultants, LLC, a wholly owned subsidiary, which was acquired in connection with the Acquired HR Business. The U.S. pension plan is a funded plan. We have established June 30 as our measurement date for this defined benefit plan. The plan recognizes service for eligible employees from May 26, 2005, the date of the acquisition of the Acquired HR Business. These defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period before retirement. We account for these plans using Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”).

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

For further discussion of our pensions and other post-employment plans, see Note 18.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	REVIEW OF STOCK OPTION GRANT PRACTICES

On March 3, 2006 we received notice from the Securities and Exchange Commission that it is conducting an informal investigation into certain stock option grants made by us from October 1998 through March 2005. On June 7, 2006 and on June 16, 2006 we received requests from the SEC for information on all of our stock option grants since 1994. We have responded to the SEC’s requests for information and are cooperating in the informal investigation.

On May 17, 2006, we received a grand jury subpoena from the United States District Court, Southern District of New York requesting production of documents related to granting of our stock option grants. We have responded to the grand jury subpoena and have provided documents to the United States Attorney’s Office in connection with the grand jury proceeding. We have informed the Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York of the results of our internal investigation into our stock option grant practices and will continue to cooperate with these governmental entities and their investigations.

We initiated an internal investigation of our stock option grant practices in response to the pending informal investigation by the Securities and Exchange Commission and a subpoena from a grand jury in the Southern District of New York. The investigation reviewed our historical stock option grant practices during the period from 1994 through 2005, including all 73 stock option grants made by us during this period, and the related disclosure in our Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006 (the “May 2006 Form 10-Q”).

The investigation was overseen by a special committee of the Board of Directors which consisted of all the independent members of the Board. The special committee retained Bracewell & Giuliani LLP as independent counsel to conduct the internal investigation. In November 2006 the results of the investigation were reported to the special committee, at which time the committee submitted recommendations for action to the Board. These recommendations are now being implemented by the Board substantially as submitted by the special committee.

During the course of the investigation, more than 2 million pages of electronic and hardcopy documents and emails were reviewed. In addition, approximately 40 interviews of current and former officers, directors, employees and other individuals were conducted. The independent directors, in their role as special committee members and as independent directors prior to formation of the committee, met extensively since the SEC informal investigation commenced to consider the matters related to the stock option grant practices. The investigation was necessarily limited in that the investigation team did not have access to certain witnesses with relevant information (including former Chief Executive Officer, Jeffrey A. Rich) and due to the lack of metadata for certain electronic documentation prior to 2000.

The following background pertaining to our historical stock option grant practices was confirmed through the investigation. Option grants were typically initiated by our senior management or Darwin Deason, Chairman of the Board (and chairman of the compensation committee from 1994 through August 2003), on a prospective basis at times when they believed it was appropriate to consider option grants and the price of our common stock was relatively low based on an analysis of, among other things, price-earnings multiples. With respect to each grant of options to senior executives, the Chairman gave a broad authorization to the CEO which included approval of option recipients and the number of stock options to be awarded to each recipient. In the case of non-senior management grants, the Chairman gave his general authorization for the awarding of options and the CEO would subsequently obtain his approval of option recipients and the number of stock options to be awarded. With respect to both senior executive and non-senior management grants, after the Chairman’s broad authorization, Jeffrey A. Rich, Mark A. King and/or Warren D. Edwards then selected the date to be recorded as the grant date as they, assisted by employees who reported to them, prepared the paperwork that documented the grant recommendations to be considered by the applicable compensation committee. Thus, between 1994 and 2005, grant dates and related exercise prices were generally selected by Mr. Rich, Mr. King, and/or Mr. Edwards. Mr. Rich served as CFO during the period prior to 1994 and until May 1995, President and Chief Operating Officer from May 1995 until February 1999, President and Chief Executive Officer from February 1999 until August 2002, and Chief Executive Officer from August 2002 until his resignation September 29, 2005. Mr. King served as CFO from May 1995 through March 2001, COO from March 2001 through August 2002, President and COO from August 2002 through September 2005, and President and CEO from September 2005 through November 26, 2006. Mr. Edwards served as CFO from March 2001 through November 26, 2006.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As described in our May 2006 Form 10-Q, our regular and special compensation committees used unanimous written consents signed by all members of the committee ratifying their prior verbal approvals of option grants to senior executives or options granted in connection with significant acquisitions. In connection with option grants to senior executives, the historical practice was for the Chairman, on or about the day he gave senior management his broad authorization to proceed with preparing paperwork for option grants, to call each of the compensation committee members to discuss and obtain approval for the grants. In cases where grants were awarded to senior executives and in large blocks to non-senior management the Chairman and members of the compensation committee discussed grants to senior executives specifically and, on certain occasions, acknowledged generally that a block of grants would be awarded to non-senior management as well. For grants to non-senior management which were not combined with senior executive grants, the Chairman and the committee members generally did not discuss the grants at the time the Chairman gave his broad authorization to senior management to proceed with preparing paperwork for option grants, but unanimous written consents were subsequently signed by the committee members in order to document the effective date of the grants.

The investigation concluded that in a significant number of cases Mr. Rich, Mr. King and/or Mr. Edwards used hindsight to select favorable grant dates during the limited time periods after Mr. Deason had given the officers his authorization to proceed to prepare the paperwork for the option grants and before formal grant documentation was submitted to the applicable compensation committee. No evidence was found to suggest that grant dates which preceded Mr. Deason’s broad authorization were ever selected. In a number of instances, our stock price was trending downward at the time Mr. Deason’s authorization was given, but started to rise as the grant recommendation memoranda were being finalized. The investigation found that in those instances Mr. Rich, Mr. King and/or Mr. Edwards often looked back in time and selected as the “grant date” a date on which the price was at a low, notwithstanding that the date had already passed and the stock price on the date of the actual selection was higher. Recommendation memoranda attendant to these grants were intentionally misdated at the direction of Mr. Rich, Mr. King and/or Mr. Edwards to make it appear as if the memoranda had been created at or about the time of the chosen grant date, when in fact, they had been created afterwards. As a result, stock options were awarded at prices that were at, or near, the quarterly low and we effectively granted “in the money” options without recording the appropriate compensation expense.

The evidence gathered in the investigation disclosed that aside from Mr. Rich, Mr. King and Mr. Edwards, one other of our current management employees, who is not an executive officer or director, was aware of the intentional misdating of documents. Based on the evidence reviewed, no other current executives, directors or management employees were aware of either the improper use of hindsight in selecting grant dates or the intentional misdating of documents. It was also determined that these improper practices were generally followed with respect to option grants made to both senior executives and other employees. No evidence was found to suggest that the practices were selectively employed to favor executive officers over other employees.

Further, with respect to our May 2006 Form 10-Q, the investigation concluded that Note 3 to the Consolidated Financial Statements which stated, in part, that we did “not believe that any director or officer of the Company has engaged in the intentional backdating of stock option grants in order to achieve a more advantageous exercise price,” was inaccurate because, at the time the May 2006 Form 10-Q was filed, Mr. King and Mr. Edwards either knew or should have known that we awarded options through a process in which favorable grant dates were selected with the benefit of hindsight in order to achieve a more advantageous exercise price and that the term “backdating” was readily applicable to our option grant process. Neither Mr. King nor Mr. Edwards told our directors, outside counsel or independent accountants that our stock options were often granted by looking back and taking advantage of past low prices. Instead, both Mr. King and Mr. Edwards attributed the disparity between recorded grant dates and the creation dates of the paperwork attendant to the stock option grants to other factors that did not involve the use of hindsight.

The investigation concluded that the conduct of Mr. King and Mr. Edwards with regard to the misdating of recommendation memoranda as well as their conduct with regard to the May 2006 Form 10-Q violated our Code of Ethics for Senior Financial Officers. As a result the special committee recommended that Mr. King and Mr. Edwards should resign. Effective November 26, 2006 each of Mr. King and Mr. Edwards resigned from all executive management positions with us. See Note 24. Departure of Executive Officers for a discussion of the terms of their separation.

The Board of Directors appointed Lynn Blodgett, who had been serving as our Executive Vice President and Chief Operating Officer and as a director since September 2005, as President and Chief Executive Officer, and John Rexford, who had been serving as Executive Vice President — Corporate Development since March 2001, as Executive Vice President and Chief Financial Officer and

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

as a director, in each case effective on November 26, 2006. Mr. Blodgett and Mr. Rexford each have served in various executive capacities with us for over ten years.

In addition to the resignations of Mr. King and Mr. Edwards and the approval of the terms of their separation, the Board of Directors announced the following actions and decisions, some of which have already been implemented, as the result of the findings of our stock option investigation:

•	The stock options held by our employees (other than Messrs. King and Edwards and one management employee) will be adjusted as necessary, with the optionee’s consent, to avoid adverse tax consequences to the employee, and we will compensate such employees for any increase in exercise price resulting from the matters which were the subject of the internal investigation.

•	Our non-employee directors, to avoid the appearance of inappropriate gain, voluntarily agreed that with respect to any historical option grants to them which require incremental compensation expense as a result revised measurement dates, the exercise price will be increased to equal the fair market value of the stock on the revised measurement date, regardless of whether such increase is necessary to avoid adverse tax consequences to the director. The non-employee directors will not be reimbursed to offset any individual loss of economic benefit related to such repriced stock options.

•	Another employee (not an “officer” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) will be reassigned and all of such employee’s stock options will be repriced so that the exercise price equals the fair market value of our stock on the proper measurement date.

•	We will consider whether to recover certain profits from Jeffrey A. Rich, former Chief Executive Officer, which relate to stock options awarded to Mr. Rich which the internal investigation concluded were awarded through a process in which favorable grant dates were selected after the fact.

•	We implemented, or are in the process of implementing, a number of changes to our internal controls, including:

•	After reviewing the results of the investigation to date, our Board of Directors determined that it would be appropriate to accept the resignations of Mr. King and Mr. Edwards. Our Board of Directors has since appointed a new Chief Executive Officer and Chief Financial Officer.

•	Designating internal legal and accounting staffs to oversee the documentation and accounting of all grants of stock options or restricted stock.

•	Monitoring industry and regulatory developments in stock option and restricted stock awards and implementing and maintaining best practices with respect to grants of stock options or restricted stock.

•	Adhering to the practice of making annual grants on a date certain and through board or committee meetings, and not through a unanimous written consent process. This change has already been implemented.

We have concluded that there were accounting errors with respect to a number of stock option grants. In general, these stock options were originally granted with an exercise price equal to the NYSE or NASDAQ closing market price for our common stock on the date set forth on unanimous written consents signed by one or more members of the appropriate Compensation Committees. We originally used the stated date of these consents as the “measurement date” for the purpose of accounting for them under Generally Accepted Accounting Principles (“GAAP”), and as a result recorded no compensation expense in connection with the grants.

We have concluded that a number of unanimous written consents were not fully executed or effective on the date set forth on the consents and that using the date stated thereon as the measurement date was incorrect. We have determined a revised measurement date for each stock option grant based on the information now available to us. The revised measurement date reflects the date for which there is objective evidence that the required granting actions necessary to approve the grants, in accordance with our corporate governance procedures, were completed. The accounting guidelines we used in determining the correct accounting measurement date for our option grants require clear evidence of final corporate granting action approving the option grants. Therefore, while the internal investigation did not conclude that option grant dates with respect to certain grants had been selected with hindsight, we nevertheless concluded in many cases that the accounting measurement dates for these grants should be adjusted because the final corporate granting action occurred after the original grant date reflected in our unanimous written consents. In cases where the closing market

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

price on the revised measurement date exceeded the NYSE or NASDAQ closing market price on the original measurement date, we have recognized compensation expense equal to this excess over the vesting term of each option, in accordance with APB 25 for periods ending on or before June 30, 2005. Additionally, beginning July 1, 2005, we have recognized compensation expense in accordance with SFAS 123(R) based on the fair value of stock options granted, using the revised measurement dates.

Subsequent to the delivery of the results of the investigation, we, with the approval of our Audit Committee, have determined that the cumulative non-cash stock-based compensation expense adjustment was material and that our consolidated financial statements for each of the first three quarters of fiscal year ended June 30, 2006, each of the quarters in the fiscal year ended June 30, 2005 and each of the fiscal years ended June 30, 2005 and June 30, 2004, as well as the selected consolidated financial data for the fiscal years ended June 30, 2003 and 2002 should be restated to record additional stock-based compensation expense resulting from stock options granted during 1994 to 2005 that were incorrectly accounted for under GAAP, and related income tax effects. Related income tax effects include deferred income tax benefits on the compensation expense, and additional income tax liabilities, with adjustments to additional paid-in capital, and estimated penalties and interest related to the application of Internal Revenue Code Section 162(m) and related Treasury Regulations (“Section 162(M)”) to stock-based executive compensation previously deducted, that is now no longer deductible as a result of revised measurement dates of certain stock option grants. We have also included in our restatements additional income tax liabilities and estimated penalties and interest, with adjustments to additional paid-in capital and income tax expense, related to certain cash and stock-based executive compensation deductions previously taken under Section 162(m), which we believe may now be non-deductible as a result of information that has been obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. Our decision to restate our financial statements was based on the facts obtained by management and the special committee.

We have determined that the cumulative, pre-tax, non-cash stock-based compensation expense resulting from revised measurement dates was approximately $51.2 million during the period from our initial public offering in 1994 through June 30, 2006. The corrections relate to options covering approximately 19.4 million shares. We recorded additional stock-based compensation expense of $2.1 million for the fiscal year ended June 30, 2006 and $6.1 million and $7.5 million for the fiscal years ended June 30, 2005 and 2004, respectively, and $35.5 million for fiscal years ending prior to fiscal 2004. Previously reported total revenues were not impacted by our restatement. The table below reflects the cumulative effect on our stockholders’ equity during the period from our initial public offering in 1994 through June 30, 2006 (in thousands):

Decrease in cumulative net income and retained earnings:
Stock-based compensation expense	$(51,207)
Estimated tax related penalties and interest on underpayment deficiencies resulting from disallowed Section 162(m) executive compensation deductions	(11,562)

Decrease in pretax profit	(62,769)
Income tax benefit, net	12,918

Decrease in cumulative net income and retained earnings		$(49,851)
Increase to additional paid-in capital:
Stock-based compensation expense	51,207
Reduction of excess income tax benefits for stock options exercised, due to revised measurement dates(1)	(10,210)
Reduction of excess tax benefits for certain stock options exercised related to disallowed Section 162(m) executive compensation deductions, due to revised measurement dates(2)	(13,372)
Reduction of excess tax benefits for certain stock options exercised related to disallowed executive compensation deductions previously believed to qualify for Section 162(m) exceptions, due to factors unrelated to revised measurement dates(3)	(10,505)

Increase in additional paid-in capital		17,120

Decrease in stockholders’ equity at June 30, 2006		$(32,731)

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)	We recorded cumulative deferred income tax benefits of $15.3 million for the income tax effect related to the stock-based compensation expense adjustments arising from revised measurement dates, of which $10.2 million has been realized through June 30, 2006 upon stock option exercises and has been reflected as a reduction of excess tax benefits previously recorded in additional paid-in capital.

(2)	Excess tax benefits for certain stock-based executive compensation deductions from stock option exercises previously recorded in additional paid-in capital are now disallowed under Section 162(m) due to revised measurement dates of certain stock option grants. See “Other Tax Matters” below in this discussion of “Review of Stock Option Grant Practices.”

(3)	Excess tax benefits for certain stock-based executive compensation deductions from stock option exercises previously recorded in additional paid-in capital may now be non-deductible under Section 162(m) as a result of information obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. See “Other Tax Matters” below in this discussion of “Review of Stock Option Grant Practices.”

The table below reflects the breakdown by year of the cumulative adjustment to retained earnings. Our consolidated financial statements included in previously filed periodic reports with the SEC for such periods have not been amended. The consolidated financial statements included in this Annual Report on Form 10-K have been restated. (in thousands)

		Estimated	Income
	Stock-based	interest	tax
	compensation	and	benefit,	Total
	expense	penalties(1)	net	adjustments

Years ended June 30,
1995	$(63)	$—	$23	$(40)
1996	(444)	—	130	(314)
1997	(1,404)	—	301	(1,103)
1998	(1,876)	—	405	(1,471)
1999	(3,325)	—	717	(2,608)
2000	(4,870)	(87)	511	(4,446)
2001	(6,433)	(546)	1,074	(5,905)
2002	(7,833)	(1,414)	1,636	(7,611)
2003	(9,237)	(1,454)	2,119	(8,572)

Cumulative effect at June 30, 2003	(35,485)	(3,501)	6,916	(32,070)

						Net
	Net income as					income as
	reported					restated

Years ended June 30,
2004	$529,843	$(7,527)	$(2,509)	$1,921	$(8,115)	$521,728
2005	415,945	(6,061)	(2,526)	2,211	(6,376)	409,569
2006		(2,134)	(3,026)	1,870	(3,290)

Cumulative effect at June 30, 2006		$(51,207)	$(11,562)	$12,918	$(49,851)

(1)	Estimated interest and penalties on income tax underpayment deficiencies resulting from disallowed executive compensation deductions under Section 162(m).

In connection with the restatement of our consolidated financial statements discussed above, we assessed the impact of the findings of our internal investigation into our historical stock option grant practices and other tax matters on our reported income tax benefits and deductions, including income tax deductions previously taken for cash and stock-based executive compensation under the provisions of Section 162(m). In connection with that assessment, we determined that adjustments were required to our (i) income tax expense previously reported in our Consolidated Statements of Income; (ii) the tax benefits on stock option exercises previously reported in our Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders’ Equity and (iii) the deferred tax

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assets previously reported in our Consolidated Balance Sheets, in order to give effect to the impact of the investigation findings and those of our assessments.

In our Consolidated Statements of Income, we recorded deferred income tax benefits of $0.8 million, $2.2 million and $2.7 million for the fiscal years ending June 30, 2006, 2005 and 2004, respectively, and $9.6 million for periods prior to fiscal year 2004 related to the stock-based compensation adjustments arising from revised measurement dates. Of these cumulative deferred income tax benefits of $15.3 million, $10.2 million has been realized through June 30, 2006 upon stock option exercises and has been reflected as a reduction of excess tax benefits previously recorded in additional paid-in capital. At June 30, 2006 and 2005, we recorded adjustments in our Consolidated Balance Sheets of $5.1 million and $9.2 million, respectively, to recognize deferred income tax assets on stock-based compensation relating to unexercised stock options remaining at those dates.

We also recorded current income tax benefits of $1.1 million, $0.6 million and $0.4 million for the fiscal years ending June 30, 2006, 2005 and 2004, respectively, and $0.1 million for periods prior to fiscal year 2004 related to the income tax benefit of the estimated deductible interest expense on income tax underpayment deficiencies related to disallowed cash and stock-based executive compensation deductions previously taken under Section 162(m) as discussed in “Other tax matters” below. These income tax benefits are reduced by current income tax expense of $0 million, $0.6 million and $1.2 million for the fiscal years June 30, 2006, 2005 and 2004, respectively, and $2.8 million for periods prior to fiscal year 2004 related to disallowed cash based executive incentive compensation deductions that were previously believed to qualify as a deduction under Section 162(m). The sum of these current and deferred income tax adjustments are reflected as income tax benefit, net, in the above tables.

The components of income tax benefit, net, are as follows (in thousands):

	Deferred	Current	Current
	income tax	income tax	income tax expense
	benefit on	benefit on	on disallowed
	stock-based	deductible	deductions under	Income tax
	compensation	interest	Section 162(m)	benefit, net

Years ended June 30, 1995	$23	$—	$—	$23
1996	130	—	—	130
1997	301	—	—	301
1998	405	—	—	405
1999	717	—	—	717
2000	945	—	(434)	511
2001	1,598	—	(524)	1,074
2002	2,287	—	(651)	1,636
2003	3,246	70	(1,197)	2,119

Cumulative effect at June 30, 2003	9,652	70	(2,806)	6,916

Years ended June 30,
2004	2,702	387	(1,168)	1,921
2005	2,194	576	(559)	2,211
2006	774	1,096	—	1,870

Cumulative effect at June 30, 2006	$15,322	$2,129	$(4,533)	$12,918

Other tax matters
The revision of measurement dates for certain stock option grants in connection with our internal investigation required us to assess our previous performance-based cash and stock-based executive compensation income tax deductions previously claimed under Section 162(m) during the applicable periods. As a result of those assessments, we have determined that certain previously claimed stock-based executive compensation deductions under Section 162(m) upon stock option exercise are no longer deductible as a result of revised in-the-money measurement dates. Accordingly, our restatements include adjustments to record additional income taxes payable in the amount of $13.4 million with a corresponding reduction of excess tax benefits previously recorded in additional paid-in capital. Our restatements also include adjustments to record additional income taxes payable in the amount of approximately $15 million with a corresponding reduction of excess tax benefits previously recorded in additional paid-in capital of $10.5 million and an increase in current income tax expense of $4.5 million, related to certain cash and stock-based executive compensation

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

deductions previously taken under Section 162(m), which we believe may now be non-deductible as a result of information that has been obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. We have also recorded estimated penalties and interest in the amount of $3 million, $2.5 million and $2.5 million for the years ended June 30, 2006, 2005 and 2004, respectively, and $3.5 million for periods prior to fiscal year 2004 for these estimated income tax payment deficiencies.

At June 30, 2006, we have recorded approximately $37.9 million of additional income taxes payable, including estimated interest and penalties related to disallowed Section 162(m) executive compensation deductions either resulting from revised measurement dates or due to factors unrelated to revised measurement dates, but which were previously believed to qualify for Section 162(m) deductions. At this time, we cannot predict when the Section 162(m) underpayment deficiencies, together with interest and penalties, if any, will be paid. We expect to fund any such payments from cash flows from operating activities.

Section 409A of the Internal Revenue Code (“Section 409A”) provides that option holders with options granted with a below-market exercise price, to the extent the options were not vested as of December 31, 2004, may be subject to adverse Federal income tax consequences. Holders of these options will likely be required to recognize taxable income at the date of vesting for those options vesting after December 31, 2004, rather than upon exercise, on the difference between the amount of the fair market value of our Class A common stock on the date of vesting and the exercise price, plus an additional 20 percent penalty tax and interest on any income tax to be paid. We will be amending the exercise price of certain outstanding stock options to avoid adverse tax consequences to individual option holders under Section 409A and all of our employees and executives (other than Mark A. King, former President and Chief Executive Officer; Warren D. Edwards, former Executive Vice President and Chief Financial Officer; and one management employee) will be reimbursed to offset any loss of economic benefit related to such re-priced stock options. We will not be re-pricing all option grants for which accounting measurement dates were adjusted. Option grants to executives, employees and certain former employees whose options remain outstanding will be re-priced only to the extent necessary to avoid adverse tax consequences to the individuals, other than Mr. King, Mr. Edwards and one management employee. Grants to certain current and former officers and employee directors were required to be repriced on or before December 31, 2006 in order to comply with income tax regulations, and accordingly, on December 28, 2006, we repriced awards totaling 876,800 shares held by certain current and former officers and employee directors.

We expect to pay to certain current and former employees approximately $8 million in order to compensate such individuals for any increase in exercise price resulting from the matters which were the subject of the internal investigation, in order to avoid the adverse individual income tax impact of Section 409A due to revised measurement dates. The $8 million related to Section 409A will be paid to the affected individuals beginning in January 2008 and as the related stock options vest. We expect to fund any such payment from cash flows from operating activities, however, we have not yet determined the impact to our results of operations or financial condition. The increased exercise prices to be paid by optionholders upon their exercise is expected to offset, in the aggregate, the $8 million; however, the timing of any such exercises cannot be determined.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below reflect the adjustments on our Consolidated Financial Statements:

Consolidated Balance Sheet at June 30, 2005
(In thousands)

	As Reported	Adjustments		As Restated

ASSETS
Current assets:
Cash and cash equivalents	$62,685	$—		$62,685
Accounts receivable, net	1,061,590	—		1,061,590
Prepaid expenses and other current assets	119,822	—		119,822

Total current assets	1,244,097	—		1,244,097

Property, equipment and software, net	677,241	—		677,241
Goodwill	2,334,655	—		2,334,655
Other intangibles, net	466,312	—		466,312
Other assets	128,533	—		128,533

Total assets	$4,850,838	$—		$4,850,838

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$62,788	$—		$62,788
Accrued compensation and benefits	175,782	—		175,782
Other accrued liabilities	471,577	—		471,577
Income taxes payable	2,310	—		2,310
Deferred taxes	34,996	—		34,996
Current portion of long-term debt	6,192	—		6,192
Current portion of unearned revenue	84,469	—		84,469

Total current liabilities	838,114	—		838,114

Senior Notes, net	499,288	—		499,288
Other long-term debt	251,067	—		251,067
Deferred taxes	240,210	(9,197	)(1)	231,013
Other long-term liabilities	183,731	35,913	(2)	219,644

Total liabilities	2,012,410	26,716		2,039,126

Stockholders’ equity:
Class A common stock	1,379	—		1,379
Class B convertible common stock	66	—		66
Additional paid-in capital	1,792,629	19,845	(3)	1,812,474
Accumulated other comprehensive loss, net	(10,910)	—		(10,910)
Retained earnings	2,016,197	(46,561)		1,969,636
Treasury stock at cost	(960,933)	—		(960,933)

Total stockholders’ equity	2,838,428	(26,716)		2,811,712

Total liabilities and stockholders’ equity	$4,850,838	$—		$4,850,838

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statements of Income
(In thousands except per share amounts)

	Year ended June 30, 2005				Year ended June 30, 2004
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Revenues	$4,351,159	$—		$4,351,159	$4,106,393	$—		$4,106,393

Operating expenses:
Cost of revenues:
Wages and benefits	1,867,983	6,061	(4)	1,874,044	1,790,479	7,527	(4)	1,798,006
Services and supplies	1,046,341	—		1,046,341	1,090,207	—		1,090,207
Rent, lease and maintenance	503,132	—		503,132	416,394	—		416,394
Depreciation and amortization	232,779	—		232,779	183,796	—		183,796
Other	23,687	—		23,687	26,382	—		26,382

Cost of revenues	3,673,922	6,061		3,679,983	3,507,258	7,527		3,514,785

Gain on sale of business	—	—		—	(285,273)	—		(285,273)
Other operating expenses	22,756	936	(5)	23,692	40,697	1,439	(5)	42,136

Total operating expenses	3,696,678	6,997		3,703,675	3,262,682	8,966		3,271,648

Operating income	654,481	(6,997)		647,484	843,711	(8,966)		834,745

Interest expense	18,596	1,590	(6)	20,186	17,037	1,070	(6)	18,107
Other non-operating income, net	(5,186)	—		(5,186)	(2,509)	—		(2,509)

Pretax profit	641,071	(8,587)		632,484	829,183	(10,036)		819,147

Income tax expense	225,126	(2,211	)(7)	222,915	299,340	(1,921	)(7)	297,419

Net income	$415,945	$(6,376)		$409,569	$529,843	$(8,115)		$521,728

Earnings per share:
Basic	$3.26	$(0.05)		$3.21	$4.03	$(0.06)		$3.97

Diluted	$3.19	$(0.05)		$3.14	$3.83	$(0.06)		$3.77

Shares used in computing earnings per share:
Basic	127,560	—		127,560	131,498	—		131,498

Diluted	130,382	174	(8)	130,556	139,646	234	(8)	139,880

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statements of Cash Flows
(In thousands)

	Year ended June 30, 2005				Year ended June 30, 2004
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Cash flows from operating activities:
Net income	$415,945	$(6,376)		$409,569	$529,843	$(8,115)		$521,728

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232,779	—		232,779	183,796	—		183,796
Contract inducement amortization	14,309	—		14,309	10,981	—		10,981
Provision for uncollectible accounts receivable	763	—		763	1,461	—		1,461
Deferred financing fee amortization	1,436	—		1,436	3,142	—		3,142
Provision for default loan liability	(188)	—		(188)	2,685	—		2,685
Gain on sale of business units	(70)	—		(70)	(291,967)	—		(291,967)
Gain on long-term investments	(2,967)	—		(2,967)	(820)	—		(820)
Deferred income tax expense	85,540	(723	)(1)	84,817	66,155	(1,194	)(1)	64,961
Stock-based compensation expense	—	6,061	(4)	6,061	—	12,589	(4)	12,589
Tax benefit of stock options	24,179	(4,120)		20,059	26,263	(6,027)		20,236
Settlement of interest rate hedges	(19,267)	—		(19,267)	—	—		—
Other non-cash activities	225	—		225	5,000	—		5,000
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(21,945)	—		(21,945)	(156,063)	—		(156,063)
Increase in prepaid expenses and other current assets	(16,540)	—		(16,540)	(3,596)	—		(3,596)
(Increase) decrease in other assets	3,234	—		3,234	(18,362)	—		(18,362)
Increase (decrease) in accounts payable	(11,483)	—		(11,483)	14,194	—		14,194
Increase (decrease) in accrued compensation and benefits	(5,362)	—		(5,362)	11,502	—		11,502
Increase in other accrued liabilities	2,414	—		2,414	52,711	(5,062	)(9)	47,649
Increase (decrease) in income taxes receivable/payable	(8,277)	—		(8,277)	16,182	—		16,182
Increase in other long-term liabilities	10,755	5,158		15,913	12,047	7,809		19,856
Increase in unearned revenue	33,868	—		33,868	11,055	—		11,055

Total adjustments	323,403	6,376		329,779	(53,634)	8,115		(45,519)

Net cash provided by operating activities	739,348	—		739,348	476,209	—		476,209

Cash flows from investing activities:
Purchases of property, equipment and software, net	(253,231)	—		(253,231)	(224,621)	—		(224,621)
Additions to other intangible assets	(35,518)	—		(35,518)	(33,329)	—		(33,329)
Payments for acquisitions, net of cash acquired	(626,858)	—		(626,858)	(251,727)	—		(251,727)
Proceeds from divestitures, net of transaction costs	87	—		87	583,133	—		583,133
Purchases of investments	(8,607)	—		(8,607)	(7,690)	—		(7,690)
Proceeds from sale of investments	1,713	—		1,713	1,196	—		1,196
Additions to notes receivable	—	—		—	(3,015)	—		(3,015)
Proceeds from notes receivable	425	—		425	6,452	—		6,452

Net cash provided by (used in) investing activities	(921,989)	—		(921,989)	70,399	—		70,399

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	2,790,016	—		2,790,016	1,459,600	—		1,459,600
Payments of long-term debt	(2,437,635)	—		(2,437,635)	(1,274,238)	—		(1,274,238)
Purchase of treasury shares	(250,793)	—		(250,793)	(743,198)	—		(743,198)
Proceeds from stock options exercised	36,596	36,596		34,262	—	—		34,262
Proceeds from issuance of treasury shares	30,243	—		30,243	4,776	—		4,776
Other, net	—	—		—	(2,081)	—		(2,081)

Net cash provided by (used in) financing activities	168,427	—		168,427	(520,879)	—		(520,879)

Net increase (decrease) in cash and cash equivalents	(14,214)	—		(14,214)	25,729	—		25,729
Cash and cash equivalents at beginning of year	76,899	—		76,899	51,170	—		51,170

Cash and cash equivalents at end of year	$62,685	$—		$62,685	$76,899	$—		$76,899

(1)	Deferred income taxes associated with additional stock-based compensation expense, net of reversals related to stock option exercises.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)	Additional income taxes payable associated with Section 162(m) deduction disallowances and accruals for related estimated penalties and interest.

(3)	Adjustments for additional stock-based compensation expense and excess tax benefits and adjustments related to Section 162(m) deduction disallowances on stock option exercises.

(4)	Stock-based compensation expense. Statement of Cash Flows for fiscal year 2004 includes stock-based compensation of $5.1 million recorded in connection with the divestiture of our Divested Federal Business (see Note 5).

(5)	Estimated tax penalties associated with Section 162(m) deduction disallowances.

(6)	Estimated interest expense on Section 162(m) deduction disallowances.

(7)	Income tax benefits for additional stock-based compensation expense and estimated interest expense, offset by additional income tax expense related to certain Section 162(m) deduction disallowances.

(8)	Adjustment to dilutive shares resulting from changes in unrecognized compensation and excess tax benefits.

(9)	Reclassification of stock-based compensation recorded in connection with the divestiture of our Divested Federal Business (see Note 5)

3.	STOCK-BASED COMPENSATION PLANS

Stock Options
The information in this Note 3 is qualified by reference to the information set forth in Note 2 concerning our internal investigation into our stock option grant practices to the extent applicable.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123(R). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. We adopted SFAS 123(R) on a prospective basis beginning July 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. We recognize the fair value of stock-based compensation awards as wages and benefits in the Consolidated Statements of Income on a straight-line basis over the vesting period.

Prior to July 1, 2005, we followed APB 25 in accounting for our stock-based compensation plans. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date under those plans consistent with the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

As previously reported

	For the years ended June 30,
	2005	2004

Net income
As reported	$415,945	$529,843
Add: Recorded employee compensation cost of stock-based compensation plans, net of income tax of $1,890	—	3,172
Less: Pro forma employee compensation cost of stock-based compensation plans, net of income tax of $13,210 and $13,353, respectively	(23,493)	(23,652)

Pro forma	$392,452	$509,363

Basic earnings per share
As reported	$3.26	$4.03
Pro forma	$3.08	$3.87
Diluted earnings per share
As reported	$3.19	$3.83
Pro forma	$3.03	$3.70

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As restated

	For the years ended June 30,
	2005	2004

Net income
As restated	$409,569	$521,728
Add: Recorded employee compensation cost of stock-based compensation plans, net of income tax of $2,195 and $4,592, respectively	3,866	7,997
Less: Pro forma employee compensation cost of stock-based compensation plans, net of income tax of $14,705 and $15,424, respectively	(26,124)	(27,341)

Pro forma, as restated	$387,311	$502,384

Basic earnings per share
As restated	$3.21	$3.97
Pro forma, as restated	$3.04	$3.82
Diluted earnings per share
As restated	$3.14	$3.77
Pro forma, as restated	$2.99	$3.65

The following table sets forth our stock-based compensation expense as reported and the impact of the restatement on stock- based compensation for periods prior to fiscal year 2004, net of income tax (see Note 2) (in thousands):

	Stock-based compensation expense,
	net of income tax
			As
	As reported	Adjustments	restated

Years ended June 30,
1995 (net of income tax of $206, $23 and $229, respectively)	$298	$40	$338
1996 (net of income tax of $130)	—	314	314
1997 (net of income tax of $301)	—	1,103	1,103
1998 (net of income tax of $405)	—	1,471	1,471
1999 (net of income tax of $717)	—	2,608	2,608
2000 (net of income tax of $558, $945 and $1,503, respectively)	1,270	3,925	5,195
2001 (net of income tax of $1,598)	—	4,835	4,835
2002 (net of income tax of $2,287)	—	5,546	5,546
2003 (net of income tax of $3,246)	—	5,991	5,991

The fair value of each option grant was estimated at the date of grant using a separate Black-Scholes option pricing calculation for each grant. As discussed above, prior to the adoption of SFAS 123(R), we determined the fair value of grants for disclosure of pro forma stock-based compensation costs in accordance with SFAS 123. We used the following weighted-average assumptions to determine the original fair value of grants as well as the restated fair value of grants:

As previously reported

	For the years ended June 30,
	2005	2004

Expected volatility	24.58%	30.25%
Expected term	4.77 years	5.50 years
Risk-free interest rate	3.91%	3.46%
Expected dividend yield	0%	0%
Weighted average fair value of options granted	$14.86	$15.70

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As restated

	For the years ended June 30,
	2005	2004

Expected volatility	24.58%	30.25%
Expected term	4.77 years	5.50 years
Risk-free interest rate	3.91%	3.46%
Expected dividend yield	0%	0%
Weighted average fair value of options granted (as restated)	$14.22	$16.57

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

The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $35 million ($22.9 million, net of deferred income tax benefits), $0.19 per basic earnings per share or $0.18 per diluted earnings per share, in wages and benefits in the Consolidated Statements of Income for the year ended June 30, 2006. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs as determined under SFAS 123. The total compensation cost related to non-vested awards not yet recognized at June 30, 2006 was approximately $72.7 million, which is expected to be recognized over a weighted average of 3.1 years.

In periods ending prior to July 1, 2005, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” However, for periods ending after July 1, 2005, pursuant to SFAS 123(R), the income tax benefits exceeding the recorded deferred income tax benefit and any pre-adoption “as-if” deferred income tax benefit from stock-based compensation awards (the excess tax benefits) are required to be reported in net cash provided by financing activities. For the year ended June 30, 2006, excess tax benefits from stock-based compensation awards of $14.3 million were reflected as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Consolidated Statements of Cash Flows, resulting in a net impact of zero on cash. In fiscal years 2005 and 2004, income tax benefits from the exercise of stock options of $20.1 million and $20.2 million, respectively, were reflected as an inflow in cash flows from operating activities in the Consolidated Statements of Cash Flows.

Under our 1997 Stock Incentive Plan (the “Stock Incentive Plan”), we originally reserved approximately 7.4 million shares of Class A common stock for issuance to key employees at exercise prices determined by the Board of Directors or designated committee thereof. In May 2000, February 2001, October 2001, July 2003, February 2005 and July 2005, the Board of Directors approved the additional allotment of approximately 1.7 million, 1.6 million, 4.1 million, 3.8 million, 2.7 million and 0.8 million shares, respectively, to the Stock Incentive Plan in accordance with the terms and conditions of the Stock Incentive Plan authorized by our shareholders pursuant to our November 14, 1997 Proxy Statement. Options granted under the Stock Incentive Plan to our current employees cannot exceed 12.8% of our issued and outstanding shares, and consequently, any share repurchases (as discussed in Note 16) reduce the number of options to purchase shares that we may grant under the Stock Incentive Plan. Our 1988 Stock Option Plan (the “1988 Plan”), which originally reserved 12 million shares of Class A common stock for issuance, was discontinued for new grants during fiscal year 1998 and terminated (except for the exercise of then existing option grants as of September 1997) and subsequently, 3.2 million unissued shares expired. Generally, the options under each plan vest in varying increments over a five-year period, become exercisable as they vest (see discussion of the February 2, 2005 amendment below) and expire ten years from the date of grant. As of June 30, 2006, we had approximately 3.4 million shares available for issuance under the Stock Incentive Plan.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model utilizing the assumptions noted below. The expected volatility of our stock price is based on historical monthly volatility over the expected term based on daily closing stock prices. The expected term of the option is based on historical employee stock option exercise behavior, the vesting term of the respective award and the contractual term. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and,

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ultimately, the expense that will be recognized over the vesting term of the option. The weighted-average fair value of options granted was $13.26 for the year ended June 30, 2006. The weighted-average fair value of options granted has declined in fiscal year 2006 compared to the prior year periods due primarily to decreased volatility and expected term. The estimated fair value is not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

The following weighted-average assumptions were used to determine the fair value of grants.

Year ended June 30,
2006

Expected volatility	22.20%
Expected term	4.21 years
Risk-free interest rate	3.49%
Expected dividend yield	0%

In order to conform our stock option program with standard market practice, on February 2, 2005, our Board of Directors approved an amendment to stock options previously granted that did not become exercisable until five years from the date of grant to provide that such options become exercisable on the day they vest. Options granted under both our Stock Incentive Plan and our 1988 Plan generally vest in varying increments over a five year period. It is expected that future option grants will contain matching vesting and exercise schedules, which we believe will result in a lower expected term. This amendment does not amend or affect the vesting schedule, exercise price, quantity of options granted, shares into which such options are exercisable or life of any award under any outstanding option grant. Therefore, no compensation expense was recorded related to this amendment; however, the expected term of the options decreased due to this amendment.

The total intrinsic value of options exercised during the years ended June 30, 2006, 2005 and 2004 was $66.2 million, $66.5 million and $72 million, respectively, resulting in income tax benefits of $23.9 million, $20.1 million and $20.2 million, respectively. In addition, we also recorded income tax benefits of $6.7 million in the first quarter of fiscal year 2006 related to the purchase of vested options from former Chief Executive Officer Jeffrey A. Rich (see Note 24 for further discussion). Of the total income tax benefit of $30.6 million for the year ended June 30, 2006, $14.3 million is reflected as excess tax benefits in net cash provided by financing activities in the Consolidated Statements of Cash Flows.

Option activity for the year ended June 30, 2006 is summarized as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price (2)	Term	Value
				(in thousands)

Outstanding as of June 30, 2005	15,356,700	$39.61
Granted	1,588,500	53.05
Exercised(1)	(2,546,190)	32.67
Forfeited(1)	(2,760,600)	42.36
Expired	—	—

Outstanding as of June 30, 2006	11,638,410	$42.30	6.96	$111,995

Vested and exercisable at June 30, 2006	4,092,060	$33.52	5.40	$74,115

(1)	Includes the purchase of 610,000 vested options and the cancellation of 640,000 unvested options related to the departure of Jeffrey A. Rich, former Chief Executive Officer.

(2)	Weighted average exercise price of outstanding options, warrants, and rights of $42.30 per share is prior to the repricing of certain options that has occurred or is expected to occur, as discussed in Note 2.

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

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We follow the transition method described in SFAS 123(R) for calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R) (the “APIC Pool”). Tax deficiencies arise when actual tax benefits we realize upon the exercise of stock options are less than the recorded tax benefit. In November 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”), which provides an alternative one-time transition election for calculating the APIC Pool. We have elected not to utilize the one-time transition election provided in FSP FAS 123(R)-3 and will instead follow the method described in SFAS 123(R).

Employee Stock Purchase Plan
Under our 1995 Employee Stock Purchase Plan (“ESPP”), a maximum of 4 million shares of Class A common stock can be issued to substantially all full-time employees who elect to participate. In October 2002, the Board of Directors approved an amendment to the ESPP to increase the number of shares that can be issued under the plan from 2 million to 4 million. Through payroll deductions, eligible participants may purchase our stock at a 5% discount to market value. Prior to December 31, 2005, eligible participants were able to purchase our stock at a 15% discount to market value. The stock is either purchased by the ESPP in the open market or issued from our treasury account, or a combination of both, and our contributions for the years ended June 30, 2005 and 2004, which were charged to additional paid-in capital, were approximately $1 million and $1.9 million, respectively. During fiscal year 2006 we expensed $1.4 million related to our ESPP and funded this liability through the issuance of treasury shares, resulting in a credit to additional paid-in-capital of $1.3 million. No expense was recorded in fiscal years 2005 and 2004 related to our ESPP. During fiscal years 2006 and 2005, in addition to stock purchased by the ESPP in the open market, we issued approximately 227,000 and 446,000 treasury shares, respectively, to fund the issuance into the ESPP.

4.	BUSINESS COMBINATIONS

From our inception through June 30, 2006, we have acquired several businesses in the information technology services and business process outsourcing industries. Our recent acquisition activity is summarized as follows (excluding transaction costs):

	Years ended June 30,
	2006	2005	2004

Purchase consideration (in thousands):
Net cash paid	$225,024	$620,382	$242,402
Amounts due to seller	4,638	28,254	22
Liabilities assumed	119,984	254,174	68,040

Fair value of assets acquired (including intangibles)	$349,646	$902,810	$310,464

Fiscal year 2006 acquisitions
In May 2006, we completed the acquisition of Intellinex, LLC, an Ernst & Young LLP enterprise specializing in integrated learning solutions. The transaction was valued at approximately $75.6 million plus related transaction costs and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $88.4 million and assumed liabilities of $12.8 million. We recorded goodwill of $56.6 million, which is deductible for income tax purposes and intangible assets of $19.1 million. The $19.1 million of intangible assets is attributable to customer relationships with a useful life of approximately 10 years. We believe this acquisition provides us with a global technology platform that we can leverage to deliver learning services to existing and potential clients, key management talent in the learning BPO market, expanded content development and delivery capabilities and a broader presence in the rapidly growing learning BPO market. This acquisition should also allow us to better compete on multi-scope human resources BPO opportunities that include a learning component. We will also leverage this acquisition to develop and implement learning content and programs for our employees. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, June 1, 2006.

In December 2005, we completed the acquisition of the Transport Revenue division of Ascom AG (“Transport Revenue”), a Switzerland based communications company. Transport Revenue consists of three business units, fare collection, airport parking solutions and toll collection, with office locations across nine countries. The transaction was valued at approximately $100.5 million

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

plus related transaction costs and was funded from borrowings under our Prior Facility (as defined in Note 13). We also paid a net working capital settlement of approximately $13.6 million which was funded from cash on hand and borrowings under our Credit Facility (as defined in Note 13). The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $213 million and assumed liabilities of $98.9 million. We recorded goodwill of $72.7 million, approximately 42% of which is deductible for income tax purposes, and intangible assets of $1.3 million. The $1.3 million of intangible assets is attributable to customer relationships, non-compete agreements and patents with weighted average useful lives of approximately 8 years. We believe this acquisition launched us into the international transportation services industry and expanded our portfolio in the transit and parking payment markets and adds toll collection customers to our existing customer base. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, December 1, 2005.

In July 2005, we completed the acquisition of LiveBridge, Inc. (“LiveBridge”), a customer care service provider primarily serving the financial and telecommunications industries. The transaction was valued at approximately $32 million plus a working capital adjustment of $2.5 million, excluding contingent consideration of up to $32 million based upon future financial performance, and was funded from cash on hand and borrowings under our Prior Facility. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $42 million and assumed liabilities of $7.5 million. We recorded goodwill of $11.5 million, 49% of which is deductible for income tax purposes, and intangible assets of $12.9 million. The $12.9 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 6 years. We believe this acquisition expanded our customer care service offerings in the finance and telecommunications industries and extended our global capabilities and operations by adding operational centers in Canada, India and Argentina. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 1, 2005.

We completed two other small acquisitions during fiscal year 2006, one in our Commercial segment and one in our Government segment.

These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.

Fiscal year 2005 acquisitions
During fiscal year 2005, we completed six acquisitions, the most significant of which was the acquisition of the human resources consulting and outsourcing businesses of Mellon Financial Corporation (the “Acquired HR Business”) in May 2005. The Acquired HR Business provides consulting services, benefit plan administration services, and multi-scope HR outsourcing services. The transaction was valued at approximately $405 million, plus related transaction costs and was initially funded from borrowings under our Prior Facility. In fiscal year 2006, we paid a net working capital settlement of $19.6 million which was funded from cash on hand and borrowings under our Prior Facility. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $596.1 million and assumed liabilities of $171.4 million. We recorded $211.2 million in goodwill, of which 76% is deductible for income tax purposes, and intangible assets of $166.7 million. The $166.7 million of intangible assets is attributable to customer relationships, non-compete agreements and an indefinite lived tradename. The customer relationships and non-compete agreements have useful lives of 3 to 17 years with a weighted average anticipated useful life of approximately 15 years. We believe this acquisition made us a stronger competitor in the end-to-end human resources marketplace and strengthened our position as a global provider of business process outsourcing services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, May 1, 2005. Please refer to Note 6 for discussion of the integration of the Acquired HR Business.

In January 2005, we completed the acquisition of Superior Consultant Holdings Corporation (“Superior”), acquiring all of the issued and outstanding shares of Superior through a cash tender offer, which was completed on January 25, 2005, and subsequent short-form merger, at a purchase price of $8.50 per share. Superior provides information technology consulting and business process outsourcing services and solutions to the healthcare industry. The transaction was valued at approximately $122.2 million (including payment of approximately $106 million for issued and outstanding shares, options, and warrants and additional amounts for debentures and other payments) plus related transaction costs and was funded from borrowings under our Prior Facility. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $152.6 million

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and assumed liabilities of $30.4 million. We recorded $62.2 million in goodwill, which is not deductible for income tax purposes, and intangible assets of $16.8 million. The $16.8 million of intangible assets is attributable to customer relationships and non-compete agreements with useful lives of 5 years. We believe this acquisition expanded our provider healthcare subject matter expertise, as well as provided experience with major hospital information systems and additional healthcare management talent. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 25, 2005.

In August 2004, we acquired BlueStar Solutions, Inc. (“BlueStar”), an information technology outsourcer specializing in applications management of packaged enterprise resource planning and messaging services. The transaction was valued at approximately $73.5 million, plus related transaction costs. The transaction value includes $6.4 million attributable to the 9.2% minority interest we held in BlueStar prior to the acquisition; therefore, the net purchase price was approximately $67.1 million. Of this amount, approximately $61 million was paid to former BlueStar shareholders by June 30, 2005 and was funded from borrowings under our credit facilities and cash on hand. The remaining purchase price of $6 million was paid in the first quarter of fiscal year 2006. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $97.8 million and assumed liabilities of $30.7 million. We recorded goodwill of $34.4 million, which is not deductible for income tax purposes, and intangible assets of $11.6 million. The $11.6 million of intangible assets is attributable to customer relationships with a useful life of seven years. We believe that the acquisition of BlueStar improved our existing information technology services with the addition of applications management and messaging services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, August 26, 2004.

In July 2004, we acquired Heritage Information Systems, Inc. (“Heritage”). Heritage provides clinical management and pharmacy cost containment solutions to 14 state Medicaid programs, over a dozen national commercial insurers and Blue Cross Blue Shield licensees and some of the largest employer groups in the country. The transaction was valued at approximately $23.1 million plus related transaction costs, excluding contingent consideration of up to $17 million maximum based upon future financial performance, and was funded from borrowings under our then existing credit facility and cash on hand. During fiscal year 2005, we accrued $6.3 million of contingent consideration, which was earned during the year and paid in fiscal year 2006. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $32.9 million and assumed liabilities of $3.5 million. We recorded $20.5 million in goodwill, which is deductible for income tax purposes, and intangible assets of $2.4 million. The $2.4 million of intangible assets is attributable to customer relationships and non-compete agreements with useful lives of five years. We believe this acquisition enhanced our clinical management and cost containment service offerings. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, July 1, 2004.

We completed two other small acquisitions in our Government segment during the fiscal year 2005.

These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.

Fiscal year 2004 acquisitions
During fiscal year 2004, we acquired five companies, the most significant of which was the acquisition of Lockheed Martin Corporation’s commercial information technology services business. The transaction was valued at $107 million less a working capital settlement of $6.9 million plus related transaction costs, and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $152.6 million and assumed liabilities of $52.5 million. Included in the assets acquired are goodwill of $88.9 million, which is deductible for income tax purposes, and $26.8 million in intangible assets. The $26.8 million of intangible assets are attributable to customer relationships and non-compete agreements with useful lives ranging from 5 to 8 years, with a weighted average anticipated useful life of approximately 6 years. The operating results of the acquired business are included in our financial statements primarily in the Commercial segment from the effective date of the acquisition, November 1, 2003. We believe this transaction expanded our client bases representing the manufacturing, automotive, retail, financial services and communications industries and provided acquired clients with access to additional business process and information technology services.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2004, we completed the acquisition of Patient Accounting Services Center, LLC (“PASC”), a provider of revenue cycle management for healthcare providers, including billing, accounts receivables, and collection services. The transaction was valued at approximately $94.9 million, excluding contingent consideration of a maximum of $25 million based on future financial performance, plus related transaction costs, and was funded from cash on hand. No payments were made related to the contingent consideration provision, which expired in January 2005. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $104.3 million and assumed liabilities of $9.4 million. We recorded goodwill of $71.9 million, which is deductible for income tax purposes, and $9.3 million in intangible assets. The $9.3 million of intangible assets are attributable to customer relationships and non-compete agreements with useful lives of 5 years. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 3, 2004. We believe this transaction expanded the suite of business process outsourcing solutions we can offer new and existing healthcare clients.

In February 2004, we completed the acquisition of Truckload Management Services, Inc. (“TMI”), an expedited document processing and business process improvement services provider for the trucking industry. The transaction was valued at approximately $28.1 million, excluding contingent consideration of a maximum of $14 million based upon future financial performance, plus related transaction costs, and was funded from cash on hand. During fiscal year 2006 and 2005, we paid $1.4 million and $6.8 million of contingent consideration, which was earned during the respective years. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $38.2 million and assumed liabilities of $2.0 million. We recorded goodwill of $30.8 million, which is deductible for income tax purposes, and $2.5 million in intangible assets attributable to customer relationships and non-compete agreements with useful lives of 4 to 6 years, with a weighted average anticipated useful life of approximately 6 years. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, February 1, 2004. We believe this transaction expanded our business process outsourcing service offerings in the transportation industry, adding document management and document processing services for long-haul trucking fleets to our list of services.

We completed two other small acquisitions during fiscal year 2004, one in our Commercial segment and the other in our Government segment.

These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.

Contingent consideration
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During fiscal years 2006, 2005 and 2004, we made contingent consideration payments of $9.8 million, $17 million and $10.4 million, respectively, related to acquisitions completed in prior years. As of June 30, 2006, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $61.8 million. Any such payments primarily result in a corresponding increase in goodwill.

5.	DIVESTITURES

Sale of our Government welfare to workforce services business
In December 2005, we completed the divestiture of substantially all of our Government welfare-to-workforce services business (the “WWS Divestiture”) to Arbor E&T, LLC (“Arbor”), a wholly owned subsidiary of ResCare, Inc., for approximately $69 million, less transaction costs. Assets sold were approximately $29.8 million and liabilities assumed by Arbor were approximately $0.2 million, both of which were included in the Government segment. We retained the net working capital related to the WWS Divestiture. We recognized a pretax gain of $33.5 million ($20.1 million, net of income tax) in fiscal year 2006, upon the assignment of customer contracts to Arbor. Approximately $4.2 million of the consideration relates to certain customer contracts whose assignment to Arbor was not complete as of June 30, 2006, and is reflected as deferred proceeds in other accrued liabilities in our Consolidated Balance Sheet as of June 30, 2006. The transfers of these remaining contracts to Arbor were completed in the second quarter of fiscal year 2007 upon receipt of customer consents. The after tax proceeds from the divestiture were primarily used for general corporate purposes.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenues from the WWS Divestiture were $104.2 million, $218 million and $237.4 million for fiscal years 2006, 2005 and 2004, respectively. Operating income from the WWS Divestiture, excluding the gain on sale, was $6.4 million, $11.5 million and $7.5 million for fiscal years 2006, 2005 and 2004, respectively.

Additionally, in the second quarter of fiscal year 2006, we recorded a provision for estimated litigation settlement related to the WWS Divestiture. In connection with the transfer of the contracts and ongoing customer relationships to Arbor and due to a change in our estimate of collectibility of the retained outstanding receivables, we recorded a provision for uncollectible accounts receivable related to the WWS Divestiture. Total provisions recorded were $3.3 million ($2.1 million, net of income tax).

In the fourth quarter of fiscal year 2006, we completed the sale of a subsidiary related to operations of the WWS Divestiture and recorded a loss on the sale of approximately $0.6 million ($1.0 million, net of income tax) and related charges of $0.2 million ($0.1 million, net of income tax).

The welfare-to-workforce services business is no longer strategic or core to our operating philosophy. These divestitures allows us to focus on our technology-enabled business process outsourcing and information technology service offerings.

Sale of the Majority of our Federal government business
Effective November 1, 2003, we completed the sale of a majority of our Federal government business to Lockheed Martin Corporation (the “Divested Federal Business”) for approximately $649.4 million, which included a cash payment of $586.5 million at closing and $70 million payable pursuant to a five-year non-compete agreement, less a working capital settlement of $7.1 million paid in the third quarter of fiscal year 2004. Assets sold were approximately $346.8 million and liabilities assumed by Lockheed Martin Corporation were approximately $67.9 million, both of which were primarily in the Government segment. We recognized a pretax gain of $285.3 million ($182.3 million, net of income tax) in fiscal year 2004. The after tax proceeds from the divestiture were generally used to pay down debt, fund the acquisitions of Lockheed Martin Corporation’s commercial information technology services business, PASC and TMI (see Note 4), and fund our share repurchase programs (see Note 16).

Revenues from the Divested Federal Business, which are primarily included in the Government segment, were approximately $237.7 million for the year ended June 30, 2004. This divestiture excludes, among others, our Department of Education relationship. Additionally, our Commercial and Government operations will continue to serve as a subcontractor on portions of the Divested Federal Business.

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

In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation (“Mantech”) for $6.5 million in cash. We recognized a pretax gain of $5.4 million ($3.4 million, net of income tax) for this transaction. For the Hanscom Air Force Base contracts, we reported revenue in our Government segment of approximately $0.4 million and $17.2 million for the years ended June 30, 2005 and 2004, respectively. We have agreed to indemnify ManTech with respect to the Department of Justice (“DOJ”) investigation related to purchasing activities at Hanscom during the period 1998-2000 (see Note 23). In the fourth quarter of fiscal year 2004, we sold an additional small contractual relationship to ManTech International Corporation. We reported revenue in our Government segment of approximately $0.3 million, $0.2 million and $3.1 million for the years ended June 30, 2006, 2005 and 2004, respectively, for this contract.

The sales of the Divested Federal Business to Lockheed Martin Corporation and the contracts sold to ManTech International Corporation now allow us to focus on our business process and information technology service offerings in the commercial, state and local, and Federal education and healthcare markets.

6.	RESTRUCTURING ACTIVITIES

During the second quarter of fiscal year 2006, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we began certain restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded certain

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

restructuring charges and asset impairments arising from our discretionary decisions. We estimated a total of 1,300 employees would be involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions would be migrated to lower cost markets. As of June 30, 2006, approximately 950 employees have been involuntarily terminated.

In our Commercial segment, we began an assessment of the cost structure of our global production model, particularly our offshore processing activities. We identified offshore locations in which our labor costs were no longer competitive or where the volume of work processed by the site no longer justifies retaining the location, including one of our Mexican facilities. In connection with this assessment, we recorded a restructuring charge for involuntary termination of employees related to the closure of those duplicative facilities or locations of $5.5 million for the year ended June 30, 2006, which is reflected in wages and benefits in our Consolidated Statements of Income, and $4.7 million for the year ended June 30, 2006, for impairments of duplicative technology equipment and facility costs, facility shutdown and other costs, which are reflected as part of total operating expenses in our Consolidated Statements of Income. We expect these activities will consolidate our global production activities and enhance our competitive position.

In our Government segment, we began an assessment of our competitive position, evaluated our market strategies and the technology used to support certain of our service offerings. We began to implement operating practices that we utilize in our Commercial segment, including leveraging our proprietary workflow technology and implementing incentive based-compensation, which is expected to reduce our operating costs and enhance our competitive position. In connection with these activities, we recorded a restructuring charge for involuntary termination of employees of $1 million for the year ended June 30, 2006, which is reflected in wages and benefits in our Consolidated Statements of Income, and $1.6 million for the year ended June 30, 2006 for asset impairment and other charges, principally for duplicative software as a result of recent acquisition activity, and is reflected in total operating expenses in our Consolidated Statements of Income. As discussed earlier, we completed the WWS Divestiture, which allows us to focus on our technology-enabled business process outsourcing and information technology service offerings.

The following table summarizes activity for the accrual for involuntary termination of employees for the year ended June 30, 2006 (in thousands) exclusive of the Acquired HR Business:

Balance at July 1, 2005	$—
Accrual recorded	6,500
Payments	(5,601)

Balance at June 30, 2006	$899

The June 30, 2006 accrual for involuntary termination of employees is expected to be paid primarily in fiscal year 2007 from cash flows from operating activities.

We substantially completed the integration of the Acquired HR Business in the fourth quarter of fiscal year 2006. The integration included the elimination of redundant facilities, marketing and overhead costs, and the consolidation of processes from the historical cost structure of the acquired Mellon organization. The liabilities recorded at closing for the Acquired HR Business include $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” During fiscal years 2006 and 2005, $13.9 million and $1.8 million in involuntary employee termination payments were made and charged against accrued compensation. We also recorded a $3.1 million reduction to the accrual and to goodwill in fiscal year 2006 as a result of a change in our estimates of severance to be paid. As of June 30, 2006, the balance of the related accrual was $3.5 million and is expected to be paid primarily in fiscal year 2007 from cash flows from operating activities.

In our Corporate segment, we determined that the costs related to the ownership of a corporate aircraft outweighed the benefits to the Company. During fiscal year 2006, we sold our corporate aircraft for approximately $3.4 million, net of transaction costs. These proceeds are reflected in cash flows from investing activities in purchases of property, equipment and software, net in our Consolidated Statements of Cash Flows. We recorded an asset impairment charge of $4.7 million in the year ended June 30, 2006 related to the sale of our corporate aircraft, which is reflected in other operating expenses in our Consolidated Statements of Income.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	ASSETS HELD FOR SALE

At June 30, 2006, we classified as assets held for sale certain customer contracts related to the WWS Divestiture whose transfer to Arbor was not complete as of June 30, 2006 (see Note 5). The transfers of these remaining contracts to Arbor were completed in the second quarter of fiscal year 2007 upon receipt of customer consents. The following table sets forth the assets held for sale included in prepaid expenses and other current assets in our Consolidated Balance Sheets as of June 30, 2006 (in thousands):

Assets Held for Sale

Intangible assets related to the WWS Divestiture, net	$634
Goodwill related to the WWS Divestiture	1,096

Total assets held for sale	$1,730

8.	ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	June 30,
	2006	2005

Amounts Billed or Billable:
Commercial	$534,569	$461,128
Government	419,905	381,794

	954,474	842,922

Unbilled Amounts	287,819	224,067

Total accounts receivable	1,242,293	1,066,989
Allowance for doubtful accounts	(10,447)	(5,399)

	$1,231,846	$1,061,590

Unbilled amounts reflect those amounts that are associated primarily with percentage of completion accounting, and other unbilled amounts not currently billable due to contractual provisions. Of the above unbilled amounts at June 30, 2006 and 2005, approximately $157.2 million and $161.5 million, respectively, was not expected to be billed and collected within one year. These amounts are primarily related to the Georgia Contract (see Note 25), our Commercial Vehicle Operations contract and our Transport Revenue contacts in our Government segment. The increase in unbilled accounts receivable in fiscal year 2006 is primarily related to the Transport Revenue acquisition. Billings are based on reaching contract milestones or other contractual terms.

Amounts to be invoiced in the subsequent month for current services provided are included in billable, and at June 30, 2006 and 2005 include approximately $367.9 million and $361 million, respectively, for services which have been rendered and will be billed in the normal course of business in the succeeding months.

Changes in the allowance for doubtful accounts were as follows (in thousands):

	For the year ended June 30,
	2006	2005	2004

Balance at beginning of period	$5,399	$4,756	$7,240
Provision for uncollectible accounts receivable	8,462	763	1,461
Losses sustained, net of recoveries and other	(3,414)	(120)	(2,913)
Sale of Divested Federal Business	—	—	(1,032)

Balance at end of period	$10,447	$5,399	$4,756

During fiscal year 2006, we recorded a provision related to our assessment of risk related to the bankruptcies of certain airline clients of $3 million, and a provision for a receivable retained in connection with the sale of our Divested Federal Business of $2.4 million.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consists of the following (in thousands):

	June 30,
	2006	2005

Land	$20,167	$19,239
Buildings and improvements	155,503	125,574
Computer equipment	743,516	548,623
Computer software	645,242	470,091
Furniture and fixtures	97,803	84,699

	1,662,231	1,248,226
Accumulated depreciation and amortization	(792,211)	(570,985)

	$870,020	$677,241

Depreciation expense on property and equipment was approximately $182.8 million, $149 million and $117.5 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Amortization of computer software was approximately $51 million, $40.4 million and $30.7 million in fiscal years 2006, 2005 and 2004, respectively.

During fiscal year 2006, we sold our corporate aircraft for approximately $3.4 million, net of transaction costs. These proceeds are reflected in cash flows from investing activities in purchases of property, equipment and software, net in our Consolidated Statements of Cash Flows.

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended June 30, 2006 and 2005 are as follow (in thousands):

	Commercial	Government	Total

Balance as of June 30, 2004	$886,790	$1,082,536	$1,969,326
Acquisition activity during the year	329,160	34,392	363,552
Foreign currency translation adjustments	1,777	—	1,777

Balance as of June 30, 2005	1,217,727	1,116,928	2,334,655
Acquisition activity during the year	64,506	73,823	138,329
Divestiture activity during the year	—	(16,656)	(16,656)
Held for sale as of June 30, 2006	—	(1,096)	(1,096)
Foreign currency translation adjustments	(180)	1,602	1,422

Balance as of June 30, 2006	$1,282,053	$1,174,601	$2,456,654

Fiscal years 2006 and 2005 activity is primarily related to acquisitions and divestitures completed during the periods (see Notes 4 and 5). Approximately $2 billion, or 80.6%, of the original gross amount of goodwill recorded is deductible for income tax purposes.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the balances of our other intangible assets (in thousands):

	June 30,
	2006		2005
			Gross
	Gross Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Acquired customer-related intangibles	$384,738	$(104,901)	$377,314	$(76,515)
Customer contract costs	222,268	(90,326)	175,571	(74,336)
All other	15,147	(6,113)	12,708	(3,318)

Total	$622,153	$(201,340)	$565,593	$(154,169)

Non-amortizable intangible assets:
Title plant	$51,045		$51,045
Tradename	3,843		3,843

	$54,888		$54,888

Aggregate amortization:
For the year ended June 30, 2006	$71,353
For the year ended June 30, 2005	57,721
For the year ended June 30, 2004	46,600

Estimated amortization for the years ended June 30,
2007	70,810
2008	67,103
2009	58,397
2010	48,731
2011	42,913

Amortization includes amounts charged to amortization expense for customer contract costs and other intangibles, other than contract inducements. Amortization of contract inducements of $15.3 million, $14.3 million and $11 million for fiscal years 2006, 2005 and 2004, respectively, is recorded as a reduction to related contract revenue. Amortization for fiscal years 2006, 2005 and 2004 includes approximately $37.4 million, $27.7 million and $21.9 million, respectively, related to acquired customer-related intangible assets. Amortizable intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 10 years. The amortization period for all other intangible assets, including trademarks, ranges from 3 to 20 years, with a weighted average of 6 years.

11.	OTHER ASSETS

Other assets primarily consist of long-term receivables, long-term investments related to our deferred compensation plans (see Note 18), long-term investments accounted for using the cost method and equity method, long-term deposits, and deferred debt issuance costs. We had approximately $95.7 million and $65.5 million in long-term investments as of June 30, 2006 and 2005, respectively, primarily related to our deferred compensation plans (see Note 18) and U.S. Treasury Notes securing performance on one of our contracts (see Note 23).

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	OTHER ACCRUED LIABILITIES

The following summarizes other accrued liabilities at June 30, 2006 and 2005 (in thousands):

	June 30,
	2006	2005

Accrued payments to vendors and contract related accruals	$223,841	$311,842
Accruals related to acquisitions and divestitures	29,247	67,481
Software and equipment lease and maintenance	42,824	50,795
Other	58,720	41,459

Total	$354,632	$471,577

The decrease in accruals related to acquisitions and divestitures at June 30, 2006 was primarily due to the settlement of working capital related to the acquisition of the Acquired HR Business.

13.	LONG-TERM DEBT

A summary of long-term debt follows (in thousands):

	June 30,
	2006	2005

Term Loan Facility due in March 2013	$796,000	$—
Revolving Facility due in March 2012	310,336	—
4.70% Senior Notes due in June 2010, net of unamortized discount	249,933	249,916
5.20% Senior Notes due in June 2015, net of unamortized discount	249,435	249,372
Unsecured $1.5 billion Competitive Advance and Revolving Credit Agreement terminated in fiscal year 2006	—	243,400
Capitalized lease obligations at various interest rates, payable through 2010	29,677	13,177
Other notes payable through 2015	1,725	682

	1,637,106	756,547
Less current portion	(23,074)	(6,192)

	$1,614,032	$750,355

Maturities of long-term debt at June 30, 2006 are as follows (in thousands):

Year ending June 30,

2007	$23,074
2008	19,513
2009	12,477
2010	258,095
2011	8,036
Thereafter	1,315,911

Total	$1,637,106

Credit Agreement
On March 20, 2006, we and certain of our subsidiaries entered into a Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”). The Credit Facility provides for a senior secured term loan facility of $800 million, with the ability to increase it by up to $3 billion, under certain circumstances (the “Term Loan Facility”) and a senior secured revolving credit facility of $1 billion with the ability to increase

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

it by up to $750 million (the “Revolving Facility”), each of which is described more fully below. At the closing of the Credit Facility, we and certain of our subsidiaries jointly borrowed approximately $800 million under the Term Loan Facility and approximately $93 million under the Revolving Facility. We used the proceeds of the Term Loan Facility to (i) refinance approximately $278 million in outstanding indebtedness under our 5-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 27, 2004 (the “Prior Facility”), (ii) finance the purchase of shares of our Class A common stock tendered in the Company’s “Dutch Auction” tender which expired March 17, 2006 (as extended) and (iii) for the payment of transaction costs, fees and expenses related to the Credit Facility and Dutch Auction. As a result of the refinancing of the Prior Facility, we wrote off approximately $4.1 million in debt issue costs, which was included in other non-operating income, net. A portion of the proceeds of the Revolving Facility were used to refinance approximately $73 million in outstanding indebtedness under the Prior Facility. The remainder of the proceeds of the Revolving Facility were used for working capital purposes and to fund share repurchase programs. In addition, approximately $114 million of letters of credit were issued under the Credit Facility to replace letters of credit outstanding under the Prior Facility. The Prior Facility was terminated on March 20, 2006.

Amounts borrowed under the Term Loan Facility mature on March 20, 2013, and will amortize in quarterly installments in an aggregate annual amount equal to 1% of the aggregate principal amount of the loans advanced, with the balance payable on the final maturity date. Amounts borrowed under the Term Loan Facility may also be repaid at any time at our discretion. Interest on the outstanding balances under the Term Loan Facility is payable, at our option, at a rate equal to the Applicable Margin (as defined in the Credit Facility) plus the fluctuating Base Rate (as defined in the Credit Facility), or at the Applicable Margin plus the current LIBOR (as defined in the Credit Facility). The borrowing rate on the Term Loan Facility at June 30, 2006 was 6.794%.

Proceeds borrowed under the Revolving Facility will be used as needed for general corporate purposes and to fund share repurchase programs. Amounts under the Revolving Facility are available on a revolving basis until the maturity date of March 20, 2012. The Revolving Facility allows for borrowings up to the full amount of the revolver in either U.S. Dollars or Euros. Up to the U.S. dollar equivalent of $200 million may be borrowed in other currencies, including Sterling, Canadian Dollars, Australian Dollars, Yen, Francs, Krones and New Zealand Dollars. Portions of the Revolving Facility are available for issuances of up to the U.S. dollar equivalent of $700 million of letters of credit and for borrowings of up to the U.S. dollar equivalent of $150 million of swing loans. Interest on outstanding balances under the Revolving Facility is payable, at our option, at a rate equal to the Applicable Margin plus the fluctuating Base Rate, or at the Applicable Margin plus the current LIBOR for the applicable currency. The borrowing rate under the Revolving Facility at June 30, 2006 ranges from 2.68% to 6.57%, depending upon the currency of the outstanding borrowings.

The Credit Facility includes an uncommitted accordion feature of up to $750 million in the aggregate allowing for future incremental borrowings under the Revolving Facility, which may be used for general corporate purposes. The Credit Facility also includes an additional uncommitted accordion feature of up to $3 billion (as of June 30, 2006) allowing for future incremental borrowings under the Term Loan Facility which may be used to fund additional purchases of our equity securities or for extinguishment of our Senior Notes (defined below).

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

Among other fees, we will pay a commitment fee (payable quarterly) based on the amount of unused commitments under the Revolving Facility (not including the uncommitted accordion feature discussed above). The commitment fee payable at June 30, 2006 was 0.375% of the unused commitment. We also pay fees with respect to any letters of credit issued under the Credit Facility. Letter of credit fees at June 30, 2006 were 1.25% of the currently issued and outstanding letters of credit.

The Credit Facility contains customary covenants, including but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, make certain restricted payments, or sell or transfer assets. The Credit Facility

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

also limits the Company’s and our subsidiaries’ ability to incur additional indebtedness. In addition, based upon the total amount advanced under the Term Loan Facility at June 30, 2006, we may not permit our consolidated total leverage ratio to exceed 4.25 to 1.00, nor permit our consolidated senior leverage ratio to exceed 3.25 to 1.00, nor permit our consolidated interest coverage ratio to be less than 4.50 to 1.0 during specified periods.

Upon the occurrence of certain events of default, our obligations under the Credit Facility may be accelerated and the lending commitments under the Credit Facility terminated. Such events of default include, but are not limited to, payment default to lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults with respect to indebtedness or guaranty obligations, voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, or change of control of the Company. As of June 30, 2006, we were in compliance with the covenants of our Credit Facility, as amended.

At June 30, 2006, we had approximately $573.9 million available on our Revolving Facility after giving effect to outstanding indebtedness of $310.3 million and $115.7 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our Credit Facility. At June 30, 2006, we had $1.1 billion outstanding under our Credit Facility, of which $1.1 billion is reflected in long-term debt and $8 million is reflected in current portion of long-term debt, and approximately $1 billion of which bore interest from 6.46% to 6.79% and the remainder bore interest from 2.68% to 4.14%.

On September 26, 2006, we received an amendment, consent and waiver from the lenders under our Credit Facility with respect to, among other provisions, waiver of any default or event of default arising under the Credit Facility as a result of our failure to comply with certain reporting covenants relating to other indebtedness, including covenants purportedly requiring the filing of reports with either the SEC or the holders of such indebtedness, so long as those requirements are complied with by December 31, 2006. As consideration for this amendment, consent and waiver, we paid a fee of $2.6 million.

On December 21, 2006, we received an amendment, consent and waiver from lenders under our Credit Facility. The amendment, consent and waiver includes the following provisions, among others:

(1) Consent to the delivery, on or prior to February 14, 2007, of (i) the financial statements, accountant’s report and compliance certificate for the fiscal year ended June 30, 2006 and (ii) financial statements and related compliance certificates for the fiscal quarters ended June 30, 2006 and September 30, 2006, and waiver of any default arising from the failure to deliver any such financial statements, reports or certificates within the applicable time period provided for in the Credit Agreement, provided that any such failure to deliver resulted directly or indirectly from the previously announced investigation of the Company’s historical stock option grant practices (the “Options Matter”).

(2) Waiver of any default or event of default arising from the incorrectness of representations and warranties made or deemed to have been made with respect to certain financial statements previously delivered to the Agent as a result of any restatement, adjustment or other modification of such financial statements resulting directly or indirectly from the Options Matter.

(3) Waiver of any default or event of default which may arise from the Company’s or its subsidiaries’ failure to comply with reporting covenants under other indebtedness that are similar to those in the Credit Agreement (including any covenant to file any report with the Securities and Exchange Commission or to furnish such reports to the holders of such indebtedness), provided such reporting covenants are complied with on or prior to February 14, 2007.

(4) Amendments to provisions relating to the permitted uses of the proceeds of revolving loans under the Credit Agreement that (i) increase to $500 million from $350 million the aggregate principal amount of revolving loans that may be outstanding, the proceeds of which may be used to satisfy the obligations under the Company’s 4.70% Senior Notes due 2010 or 5.20% Senior Notes due 2015 and (ii) until June 30, 2007, decrease to $200 million from $300 million the minimum liquidity (i.e., the aggregate amount of the Company’s unrestricted cash in excess of $50 million and availability under the Credit Agreement’s revolving facility) required after giving effect to such use of proceeds.

As consideration for this amendment, waiver and consent, we paid a fee of $1.3 million.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Senior Notes
On June 6, 2005, we completed a public offering of $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively, the “Senior Notes”). Interest on the Senior Notes is payable semiannually. The net proceeds from the offering of approximately $496 million, after deducting underwriting discounts, commissions and expenses, were used to repay a portion of the outstanding balance of our Prior Facility, part of which was incurred in connection with the acquisition of the Acquired HR Business. We may redeem some or all of the Senior Notes at any time prior to maturity, which may include prepayment penalties determined according to pre-established criteria. See Note 20 for a discussion of the forward interest rate hedges related to the issuance of the Senior Notes.

The Senior Notes contain customary covenants, including but not limited to, restrictions on our ability, and the ability of our subsidiaries, to create or incur secured indebtedness, merge or consolidate with another person, or enter into certain sale and leaseback transactions.

Upon the occurrence of certain events of default, the principal of and all accrued and unpaid interest on all the Senior Notes may be declared due and payable by the trustee, The Bank of New York Trust Company, N.A., or the holders of at least 25% in principal amount of the outstanding Senior Notes. Such events of default include, but are not limited to, payment default, covenant defaults, material payment defaults (other than under the Senior Notes) and voluntary or involuntary bankruptcy proceedings. As of June 30, 2006, we were in compliance with the covenants of our Senior Notes.

On September 22, 2006, we received a letter from CEDE & Co. (“CEDE”) sent on behalf of certain holders of our 5.20% Senior Notes due 2015 (the “5.20% Senior Notes”) issued by us under that certain Indenture dated June 6, 2005 (the “Indenture”) between us and The Bank of New York Trust Company, N.A. (the “Trustee”) advising us that we were in default of our covenants. The letter alleged that our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 by September 13, 2006, was a default under the terms of the Indenture. On September 29, 2006, we received a letter from CEDE sent on behalf of the same persons declaring an acceleration with respect to the 5.20% Senior Notes, as a result of our failure to remedy the purported default set forth in the September 22 letter related to our failure to timely file our Annual Report on Form 10-K for the period ended June 30, 2006. The September 29 letter declared that the principal amount and premium, if any, and accrued and unpaid interest, if any, on the 5.20% Senior Notes were due and payable immediately, and demanded payment of all amounts owed in respect of the 5.20% Senior Notes.

On September 29, 2006 we received a letter from the Trustee with respect to the 5.20% Senior Notes. The letter alleged that we were in default of our covenants under the Indenture with respect to the 5.20% Senior Notes, as the result of our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 on or before September 28, 2006. On October 6, 2006, we received a letter from the Trustee declaring an acceleration with respect to the 5.20% Senior Notes as a result of our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 on or before September 28, 2006. The October 6, 2006 letter declared the principal amount and premium, if any, and accrued and unpaid interest, if any, on the 5.20% Senior Notes to be due and payable immediately, and demanded payment of all amounts owed in respect of the 5.20% Senior Notes.

In addition, our 4.70% Senior Notes due 2010 (the “4.70% Senior Notes”) were also issued under the Indenture and have identical default and acceleration provisions as the 5.20% Senior Notes. On October 9, 2006, we received letters from certain holders of the 4.70% Senior Notes issued by us under the Indenture, advising us that we were in default of our covenants under the Indenture. The letters alleged that our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 by September 13, 2006, was a default under the terms of the Indenture. On November 9, 10 and 16, 2006, we received letters from CEDE sent on behalf of certain holders of our 4.70% Senior Notes, declaring an acceleration of the 4.70% Senior Notes as the result of our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006. The November 9, 10 and 16, 2006 letters declared the principal amount and premium, if any, and accrued and unpaid interest, if any, on the 4.70% Senior Notes to be due and payable immediately, and demanded payment of all amounts owed under the 4.70% Senior Notes.

It is our position that no default has occurred under the Indenture and that no acceleration has occurred with respect to the 5.20% Senior Notes or the 4.70% Senior Notes or otherwise under the Indenture. Further we have filed a lawsuit against the Trustee in the United States District Court, Northern District of Texas, Dallas Division, seeking a declaratory judgment affirming our position. On January 8, 2007, the Court entered an order substituting Wilmington Trust Company for the Bank of New York. On January 16, 2007, Wilmington Trust Company filed an answer and counterclaim. The counterclaim seeks immediate payment of all principal and

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim seeks damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes.

Unless and until there is a final judgment rendered in the lawsuit described above (including any appellate proceedings), no legally enforceable determination can be made as to whether the failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 is a default under the Indenture as alleged by the letters referenced above. If there is a final legally enforceable determination that the failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 is a default under the Indenture, and that acceleration with respect to the Senior Notes was proper, the principal and premium, if any, and all accrued and unpaid interest, if any, on the Senior Notes would be immediately due and payable.

In the event the claim of default against us made by certain holders of the Senior Notes is upheld in a court of law and we are required to payoff the Senior Notes, it is most likely that we would utilize the Credit Facility to fund such payoff. Under the terms of the Credit Facility, we can utilize borrowings under the Revolving Credit Facility, subject to certain liquidity requirements, or may seek additional commitments for funding under the Term Loan Facility of the Credit Facility. We estimate we have sufficient liquidity to meet both the needs of our operations and any potential payoff of the Senior Notes. While we do have availability under our Credit Facility to draw funds to repay the Senior Notes, there may be a decrease in our credit availability that could otherwise be used for other corporate purposes, such as acquisitions and share repurchases.

If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $16.3 million ($10.2 million, net of income tax), unamortized deferred financing costs of $3.2 million ($2.1 million, net of income tax) and unamortized discount of $0.6 million ($0.4 million, net of income tax) associated with our Senior Notes as of June 30, 2006 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.

On December 19, 2006, we entered into an Instrument of Resignation, Appointment and Acceptance with The Bank of New York Trust Company, N.A. and Wilmington Trust Company, whereby The Bank of New York Trust Company, N.A. resigned as trustee, as well as other offices or agencies, with respect to the Senior Notes, and was replaced by Wilmington Trust Company.

Other
During fiscal year 2006, capital leases increased approximately $16.5 million, primarily due to leases for equipment related to new business, net of payments.

Interest
Cash payments for interest for the years ended June 30, 2006, 2005 and 2004 were approximately $56.3 million, $13.1 million and $16.4 million, respectively. The increase in cash payments for interest during fiscal year 2006 was due to amounts borrowed related to our Tender Offer in the third quarter of fiscal year 2006 and a full year of interest in fiscal year 2006 on our Senior Notes. Accrued interest was $11 million and $5.5 million at June 30, 2006 and 2005, respectively.

14.	OTHER LONG-TERM LIABILITIES

The following summarizes other long-term liabilities at June 30, 2006 and 2005 (in thousands):

	June 30,
		2005
	2006	(as restated)

Deferred compensation, pension and other post-retirement obligations	$95,911	$80,550
Unearned revenue	95,870	48,180
Income taxes payable and estimated penalties and interest on income tax underpayment deficiencies resulting from certain disallowed Section 162(m) executive compensation deductions	37,842	35,913
Other	46,026	55,001

Total	$275,649	$219,644

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The increase in unearned revenue at June 30, 2006 is primarily due to liabilities assumed in the acquisition of the Transport Revenue business.

15.	INCOME TAXES

Income tax expense (benefit) is comprised of the following (in thousands):

	Year ended June 30,
	2006	2005	2004
		(as restated)	(as restated)

Current:
U.S. Federal	$92,090	$116,334	$202,109
State	11,508	18,170	25,246
Foreign	11,208	3,594	5,103

Total current expense	114,806	138,098	232,458
Deferred:
U.S. Federal	75,168	76,051	58,990
State	10,010	8,555	5,704
Foreign	(477)	211	267

Total deferred expense	84,701	84,817	64,961

Total income tax expense	$199,507	$222,915	$297,419

Deferred tax assets (liabilities) consist of the following (in thousands):

	June 30,
	2006	2005
		(as restated)

Deferred tax assets:
Accrued expenses not yet deductible for tax purposes	$50,454	$39,756
Unearned revenue	22,548	14,436
Tax credits and loss carryforwards	57,361	66,931
Stock-based compensation	16,515	9,198
Divestiture-related accruals	4,845	5,826
Forward agreements	6,321	7,084
Other	872	—

Subtotal	158,916	143,231
Deferred tax assets valuation allowance	(14,594)	(14,475)

Total deferred tax assets	144,322	128,756
Deferred tax liabilities:
Goodwill amortization	(280,830)	(208,975)
Depreciation and amortization	(135,908)	(101,030)
Unbilled revenue	(41,835)	(54,187)
Prepaid and receivables	(35,229)	(26,741)
Other	—	(3,832)

Total deferred tax liabilities	(493,802)	(394,764)

Net deferred tax liabilities	$(349,480)	$(266,009)

At June 30, 2006, we had available unused domestic net operating loss carryforwards (“NOLs”), net of Internal Revenue Code Section 382 limitations, of approximately $115.2 million which will expire over various periods from 2010 through 2024. We also had foreign net operating loss carryforwards of approximately $9.8 million, of which approximately $2.6 million expire between 2007 and

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2013, with the remainder having indefinite lives. The change in tax credits and loss carryforwards from June 30, 2005 to June 30, 2006 is primarily due to current year usage of net operating losses and the expiration of capital loss carryforwards. A valuation allowance of $14.6 million and $14.5 million was recorded at June 30, 2006 and June 30, 2005, respectively, against deferred tax assets associated with net operating losses and tax credit carryforwards for which realization of any future benefit is uncertain due to taxable income limitations. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.

The depreciation and amortization related deferred tax liabilities increased during the years ended June 30, 2006 and 2005 predominantly due to current tax deductions for acquired intangibles and depreciation. Generally, since the adoption of SFAS 142 eliminates the book goodwill amortization, the difference between the cumulative book and tax bases of goodwill will continue to grow as current tax deductions are realized. As of June 30, 2006 and 2005, the amount of deductible goodwill was approximately $2 billion.

Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

	Year ended June 30,
	2006	2005	2004
		(as restated)	(as restated)

Statutory U.S. Federal income tax	$195,410	$221,369	$286,702
State income taxes, net	13,505	19,396	19,806
Section 162(m) disallowance	—	870	1,657
Basis difference on sales of subsidiaries	(449)	(9,594)	(5,595)
Research and development tax credits	—	(4,674)	(6,068)
Foreign benefits	(5,259)	(2,734)	(701)
Other	(3,700)	(1,718)	1,618

Total income tax expense	$199,507	$222,915	$297,419

The effective tax rate for fiscal years 2006, 2005 and 2004 was 35.7%, 35.2% and 36.3%, respectively.

Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of approximately $70.9 million, $36.5 million and $16.8 million as of June 30, 2006, 2005, and 2004, respectively. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax provision and related liability may be required. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Financial Accounting Standards Board Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” allows companies additional time beyond that provided in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” to determine the impact of the Act on its financial statements and provides guidance for the disclosure of the impact of the Act on the financial statements. This incentive expired June 30, 2006. We did not repatriate any amounts prior to the expiration of this provision, and accordingly, we have not recognized any income tax expense related to this repatriation provision.

Federal, state and foreign income tax payments, net of refunds during the years ended June 30, 2006, 2005, and 2004 were approximately $102.2 million, $118.9 million, and $189.6 million, respectively. Taxes paid in fiscal year 2004 include $88.1 million related to the gain on the Divested Federal Business (see Note 5).

16.	COMMON STOCK

Our Class A common stock trades publicly on the New York Stock Exchange (symbol “ACS”) and is entitled to one vote per share. Our Class B common stock is entitled to ten votes per share. Class B shares are convertible, at the holder’s option, into Class A shares, but until converted carry significant transfer restrictions.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 2006, our Board of Directors authorized a share repurchase program of up to $1 billion of our Class A common stock. The program, which was open ended, allowed us to repurchase our shares on the open market, from time to time, in accordance with the requirements of SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. As of June 30, 2006, we had repurchased approximately 5.5 million shares at a total cost of approximately $269.3 million and retired approximately 3.2 million of those shares. As of June 30, 2006, we had initiated purchases that had not yet settled for 1.3 million shares of our common stock with a total cost of $66.4 million.

Prior to the Tender Offer (defined below), our Board of Directors authorized three share repurchase programs totaling $1.75 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock; on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock, and on October 20, 2005, we announced that our Board of Directors authorized an incremental share repurchase program of up to $500 million of our Class A common stock. These share repurchase plans were terminated on January 25, 2006 by our Board of Directors in contemplation of our Tender Offer, which was announced January 26, 2006 and expired March 17, 2006 (see Note 17). The programs, which were open-ended, allowed us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities, and purchases under these plans were funded from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our credit facilities. Under our previously authorized share repurchase programs during fiscal years 2006, 2005 and 2004, we had repurchased approximately 2.2 million, 4.9 million and 15 million shares, respectively, at a total cost of approximately $115.8 million, $250.8 million and $743.2 million, respectively. We have reissued approximately 0.3 million, 0.6 million and 0.1 million shares, respectively, for proceeds of approximately $17.9 million, $28.5 million and $4.6 million, respectively, to fund contributions to our employee stock purchase plan and 401(k) plan during fiscal years 2006, 2005 and 2004, respectively.

17.	TENDER OFFER

On January 26, 2006, we announced that our Board of Directors authorized a modified “Dutch Auction” tender offer to purchase up to 55.5 million shares of our Class A common stock at a price per share not less than $56 and not greater than $63 (the “Tender Offer”). The Tender Offer commenced on February 9, 2006, and expired on March 17, 2006 (as extended), and was funded with proceeds from the Term Loan Facility. Our directors and executive officers, including our Chairman, Darwin Deason, did not tender shares pursuant to the Tender Offer. The number of shares purchased in the Tender Offer was 7,365,110 shares of Class A common stock at an average price of $63 per share plus transaction costs, for an aggregate purchase amount of $475.9 million. All of the shares purchased in the Tender Offer were retired as of June 30, 2006.

Voting Rights of Our Chairman
In connection with the Tender Offer, Mr. Deason entered into a Voting Agreement with the Company dated February 9, 2006 (the “Voting Agreement”) in which he agreed to limit his ability to cause the additional voting power he would hold as a result of the Tender Offer to affect the outcome of any matter submitted to the vote of the stockholders of the Company after consummation of the Tender Offer. Mr. Deason agreed that to the extent his voting power immediately after the Tender Offer increased above the percentage amount of his voting power immediately prior to the Tender Offer, Mr. Deason would cause the shares representing such additional voting power (the “Excess Voting Power”) to appear, not appear, vote or not vote at any meeting or pursuant to any consent solicitation in the same manner, and in proportion to, the votes or actions of all stockholders including Mr. Deason whose Class A and Class B shares shall, solely for the purpose of proportionality, be counted on a one for one vote basis (even though the Class B shares have ten votes per share).

As the result of the purchase of 7.4 million shares of Class A common stock in the Tender Offer, Mr. Deason’s percentage increase in voting power above the percentage amount of his voting power immediately prior to the Tender Offer was approximately 1.5%.

The Voting Agreement will have no effect on shares representing the approximately 36.7% voting power of the Company held by Mr. Deason prior to the Tender Offer, which Mr. Deason will continue to have the right to vote in his sole discretion, or on any increase in his voting percentage as a result of any share repurchases by the Company. The Voting Agreement also does not apply to any Class A

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares that Mr. Deason may acquire after the Tender Offer through his exercise of stock options, open market purchases or in any future transaction that we may undertake (including any increase in voting power related to any Company share repurchase program). Other than as expressly set forth in the Voting Agreement, Mr. Deason continues to have the power to exercise all rights attached to the shares he owns, including the right to dispose of his shares and the right to receive any distributions thereon.

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

Mr. Deason and a special committee of the Board of Directors, consisting of our four independent directors, have not reached an agreement regarding the fair compensation to be paid to Mr. Deason for entering into the Voting Agreement. However, whether or not Mr. Deason and our special committee are able to reach agreement on compensation to be paid to Mr. Deason, the Voting Agreement will remain in effect.

18.	PENSION AND OTHER POST-EMPLOYMENT PLANS

In connection with the acquisition of the Acquired HR Business, we assumed pension plans for the Acquired HR Business employees located in Canada and the United Kingdom (“UK”). The Canadian Acquired HR Business has both a funded basic pension plan and an unfunded excess pension plan. The UK pension scheme is a funded plan. These defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period before retirement. We have established June 30 as our measurement date for these defined benefit plans. The net periodic benefit costs for these plans are included in wages and benefits in our Consolidated Statements of Income from the effective date of the acquisition, May 1, 2005.

The measurement of the pension benefit obligation of the plans at the acquisition date was accounted for using the business combination provisions in SFAS No. 87, therefore, all previously existing unrecognized net gain or loss, unrecognized prior service cost, or unrecognized net obligation or net asset existing prior to the date of the acquisition was included in our calculation of the pension benefit obligation recorded at acquisition.

In addition to these pension plans, we also assumed a post-employment medical plan for Acquired HR Business employees and retirees in Canada. The amount of health care benefits is limited to lifetime maximum and age limitations as described in the plan.

In December 2005, we adopted a pension plan for the U.S. employees of Buck Consultants, LLC, a wholly owned subsidiary, which was acquired in connection with the Acquired HR Business. The U.S. pension plan is a funded plan. We have established June 30 as our measurement date for this defined benefit plan. The plan recognizes service for eligible employees from May 26, 2005, the date of the acquisition of the Acquired HR Business. We recorded prepaid pension costs and projected benefit obligation of $2 million related to this prior service which will be amortized over approximately 9.3 years and included in the net periodic benefit costs which is included in wages and benefits in our Consolidated Statements of Income. This plan was unfunded as of June 30, 2006.

A small group of employees located in Germany participate in a pension plan. This plan is not material to our results of operations or financial position and is not included in the disclosures below. A group of employees acquired with Transport Revenue participate in a multi-employer pension plan in Switzerland. Contributions to the plan are not considered material to our Consolidated Statements of Income.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Benefit obligations
The following table provides a reconciliation of the changes in the defined benefit plans’ benefit obligations (in thousands):

	As of June 30,
	2006			2005
	Non-U.S.	U.S.	Other	Non-U.S.	U.S.	Other
	Pension	Pension	Benefit	Pension	Pension	Benefit
	Plans	Plan	Plan	Plans	Plan	Plan

Reconciliation of benefit obligation:
Obligation at beginning of period	$89,728	$—	$376	$—	$—	$—
Obligations assumed in business combinations	—	—	—	84,434	—	342
Service cost	5,195	2,266	21	751	—	3
Interest cost	4,725	68	21	739	—	3
Plan amendments	72	2,024	—	—	—	—
Actuarial (gain) loss	(2,256)	(627)	(169)	6,536	—	21
Foreign currency exchange rate changes	3,492	—	30	(2,443)	—	9
Benefit payments	(2,419)	—	(13)	(289)	—	(2)

Obligation at end of period	$98,537	$3,731	$266	$89,728	$—	$376

Costs (income) of plans
The following table provides the components of net periodic benefit cost (in thousands):

	For the years ended June 30,
	2006			2005
	Non-U.S.	U.S.	Other	Non-U.S.	U.S.	Other
	Pension	Pension	Benefit	Pension	Pension	Benefit
	Plans	Plan	Plan	Plans	Plan	Plan

Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$5,195	$2,266	$21	$751	$—	$3
Interest cost	4,725	68	21	739	—	3
Expected return on assets	(4,952)	—	—	(536)	—	—
Amortization of prior service costs	—	128	—	—	—	—

Net periodic benefit cost for defined benefit plans	$4,968	$2,462	$42	$954	$—	$6

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Plan assets
The following table provides a reconciliation of the changes in the fair value of plan assets (in thousands):

	For the years ended June 30,
	2006			2005
	Non-U.S.	U.S.	Other	Non-U.S.	U.S.	Other
	Pension	Pension	Benefit	Pension	Pension	Benefit
	Plans	Plan	Plan	Plans	Plan	Plan

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of period	$68,195	$—	$—	$—	$—	$—
Assets assumed in business combinations	—	—	—	67,621	—	—
Actual return on plan assets	5,093	—	—	2,330	—	—
Amendments	72	—	—	—	—	—
Foreign currency exchange rate changes	2,204	—	—	(2,395)	—	—
Employer contributions	4,559	1	—	928	—	—
Benefit payments	(2,419)	—	—	(289)	—	—

Fair value of plan assets at end of period	$77,704	$1	$—	$68,195	$—	$—

The following table provides the weighted-average asset allocation of all pension plan assets, by asset category:

	For the Years Ended
	June 30,
	2006	2005

Mutual fund — equity securities	62%	40%
Mutual fund — debt securities	30%	23%
Cash and cash equivalents	7%	32%
Mutual fund — real estate	1%	5%

Total	100%	100%

There are no holdings in shares or debt issued by us included in the pension plan assets.

We made contributions to the pension plans of approximately $4.6 million and $0.9 million in fiscal years 2006 and 2005, respectively. In addition, approximately $21.5 million related to a purchase price adjustment received from Mellon Financial Corporation was funded into the pension plans prior to June 30, 2005. This amount is included in the plans’ cash and cash equivalents at June 30, 2005 and was subsequently invested pursuant to the plans’ target asset allocations.

Funded status of defined benefit pension plans
The following table provides a statement of funded status (in thousands):

	As of June 30,
	2006		2005
	Funded	Unfunded	Funded	Unfunded
	Plans	Plan	Plans	Plan

Non-U.S. Plans
Accumulated benefit obligation (ABO)	$68,318	$10,673	$62,965	$9,963
Projected benefit obligation (PBO)	86,689	11,848	78,819	10,909
Fair value of assets	77,704	—	68,195	—
U.S. Plan
Accumulated benefit obligation (ABO)	$—	$2,926	$—	$—
Projected benefit obligation (PBO)	—	3,731	—	—
Fair value of assets	—	1	—	—

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of June 30,
	2006		2005
		Other		Other
	Pension	Benefit	Pension	Benefit
	Plans	Plan	Plans	Plan

Non-U.S. Plans
Funded status	$(20,833)	$(266)	$(21,533)	$(376)
Unrecognized gain (loss)	2,424	(152)	4,690	21

Net amount recognized	$(18,409)	$(418)	$(16,843)	$(355)

U.S. Plan
Funded status at June 30, 2005	$(3,730)	$—	$—	$—
Unrecognized prior services cost	1,896	—	—	—
Unrecognized gain (loss)	(627)	—	—	—

Net amount recognized	$(2,461)	$—	$—	$—

The following table reflects amounts recognized in the statement of financial position (in thousands):

	As of June 30,
	2006		2005
		Other		Other
	Pension	Benefit	Pension	Benefit
	Plans	Plan	Plans	Plan

Non-U.S. Plans
Accrued benefit liability	$(18,409)	$(418)	$(16,843)	$(355)
Intangible asset	—	—	—	—

Net amount recognized	$(18,409)	$(418)	$(16,843)	$(355)

U.S. Plan
Accrued benefit liability	$(2,925)	$—	$—	$—
Intangible asset	464	—	—	—

Net amount recognized	$(2,461)	$—	$—	$—

As of the measurement date, June 30, 2006, the fair value of plan assets exceeded the accumulated benefit obligation for the Canadian basic pension plan and the UK pension scheme. The U.K. and Canadian funded plans are underfunded on a PBO basis as of June 30, 2006.

Assumptions for calculating benefit obligations and net periodic benefit cost
The following table summarizes the weighted-average assumptions used in the determination of our benefit obligation:

	As of June 30,
	2006		2005
		Other		Other
		Benefit		Benefit
	Pension Plans	Plan	Pension Plans	Plan

Non-U.S. Plans
Discount rate	5.00% — 5.75%	5.75%	5.00% — 5.25%	5.25%
Rate of increase in compensation levels	4.25% — 4.40%	N/A	4.25% — 4.40%	N/A
U.S. Plan
Discount rate	6.50%	N/A	N/A	N/A
Rate of increase in compensation levels	3.50%	N/A	N/A	N/A

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the assumptions used in the determination of our net periodic benefit cost:

	For the year ended		For the period from May 1,
	June 30, 2006		2005 through June 30, 2005
		Other		Other
		Benefit		Benefit
	Pension Plans	Plan	Pension Plans	Plan

Non-U.S. Plans
Discount rate	5.00% — 5.75%	5.75%	5.25% — 5.75%	5.75%
Long-term rate of return on assets	7.00% — 7.50%	N/A	7.00% — 7.50%	N/A
Rate of increase in compensation levels	4.25% — 4.40%	N/A	4.25% — 4.40%	N/A
U.S. Plan
Discount rate	5.75%	N/A	N/A	N/A
Long-term rate of return on assets	N/A	N/A	N/A	N/A
Rate of increase in compensation levels	3.00%	N/A	N/A	N/A

Our discount rate is determined based upon high quality corporate bond yields as of the measurement date. The table below illustrates the effect of increasing or decreasing the discount rates by 25 basis points (in thousands):

	For the Year Ended		For the period from May 1,
	June 30, 2006		2005 through June 30, 2005
	Plus .25%	Less .25%	Plus .25%	Less .25%

Non-U.S. Plans
Effect on pension benefit obligation	$(5,055)	$5,155	$(4,490)	$4,692
Effect on service and interest cost	$(432)	$450	$(380)	$399
U.S. Plan
Effect on pension benefit obligation	$(164)	$174	N/A	N/A
Effect on service and interest cost	$(104)	$110	N/A	N/A

We estimate the long-term rate of return on UK and Canadian plan assets will be 7% and 7.5%, respectively, based on the long-term target asset allocation. As of June 30, 2006, the U.S. plan was not funded. We expect to fund the U.S. plan in fiscal year 2007 upon adoption of investment policies for the plan. Expected returns for the following asset classes used in the plans are based on a combination of long-term historical returns and current and expected market conditions.

The UK pension scheme’s target asset allocation is 50% equity securities, 40% debt securities and 10% in real estate. External investment managers actively manage all of the asset classes. The target asset allocation has been set by the plan’s trustee board with a view to meeting the long-term return assumed for setting the employer’s contributions while also reducing volatility relative to the plan’s liabilities. The managers engaged by the trustees manage their assets with a view to seeking moderate out-performance of appropriate benchmarks for each asset class. At this time, the trustees do not engage in any alternative investment strategies, apart from UK commercial property.

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

SFAS 106 requires the disclosure of assumed healthcare cost trend rates for next year used to measure the expected cost of benefits covered. For measurement purposes, an 8.3% composite annual rate of increase in the per capita costs of covered healthcare benefits was assumed for fiscal year 2007; this rate was assumed to decrease gradually to 4.5% by 2013 and remain at that level thereafter. The

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

healthcare cost trend rate assumption may have a significant effect on the SFAS 106 projections. The table below illustrates the effect of increasing or decreasing the assumed healthcare cost trend rates by one percentage point for each future year (in thousands):

	For the Year Ended		For the period from May 1,
	June 30, 2006		2005 through June 30, 2005
	Plus 1%	Less 1%	Plus 1%	Less 1%

Effect on pension benefit obligation	$30	$(27)	$55	$(48)
Effect on service and interest cost	$4	$(4)	$7	$(6)

Expected Cash Flows
We expect to contribute approximately $11 million to our pension plans in fiscal year 2007.

The following table summarizes the estimated benefit payments, which include amounts to be earned by active plan employees through expected future service for all pension plans over the next ten years as of June 30, 2006 (in thousands):

			Other
	Pension Plans		Benefit
	Non-U.S. Plans	U.S. Plan	Plan

2007	$2,823	$24	$17
2008	2,884	57	18
2009	2,987	114	19
2010	2,861	188	18
2011	3,084	302	13
2012-2016	19,808	4,320	64

Supplemental executive retirement plan
In December 1998, we entered into a Supplemental Executive Retirement Agreement with Mr. Deason, which was amended in August 2003 to conform the normal retirement date specified therein to our fiscal year end next succeeding the termination of the Employment Agreement between Mr. Deason and us. The normal retirement date under the Supplemental Executive Retirement Agreement was subsequently amended in June 2005 to conform to the termination date of the Employment Agreement with the exception of the determination of any amount deferred in taxable years prior to January 1, 2005 for purposes of applying the provisions of the American Jobs Creation Act of 2004 and the regulations and interpretive guidance published pursuant thereto (the “AJCA”). Pursuant to the Supplemental Executive Retirement Agreement, which was reviewed and approved by the Board of Directors, Mr. Deason will receive a benefit upon the occurrence of certain events equal to an actuarially calculated amount based on a percentage of his average monthly compensation determined by his monthly compensation during the highest thirty-six consecutive calendar months from among the 120 consecutive calendar months ending on the earlier of his termination of employment or his normal retirement date. The amount of this benefit payable by us will be offset by the value of particular options granted to Mr. Deason (including 150,000 shares covered by options granted in October 1998 with an exercise price of $11.53 per share and 300,000 shares granted in August 2003 with an exercise price of $44.10). To the extent that we determine that our estimated actuarial liability under the Supplemental Executive Retirement Agreement exceeds the “in the money” value of such options, such deficiency would be reflected in our results of operations as of the date of such determination. In the event that the value of the options granted to Mr. Deason exceeds the benefit, such excess benefit would accrue to Mr. Deason and we would have no further obligation under the Supplemental Executive Retirement Agreement. The percentage applied to the average monthly compensation is 56% for benefit determinations made on or any time after May 18, 2005. The events triggering the benefit are retirement, total and permanent disability, death, resignation, and change in control or termination for any reason other than cause. The benefit will be paid in a lump sum or, at the election of Mr. Deason, in monthly installments over a period not to exceed ten years. We have estimated that our obligation with respect to Mr. Deason under the Supplemental Executive Retirement Agreement was approximately $8.2 million at June 30, 2006. The value (the excess of the market price over the option exercise price) of the options at June 30, 2006 was $8.3 million. If the payment is caused by a change in control and at such time Mr. Deason would be subject to an excise tax under the Code with respect to the benefit, the amount of the benefit will be grossed-up to offset this tax.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred compensation plans
We offer a deferred compensation plan to employees who meet specified compensation criteria. The assets and liabilities of this plan are included in our consolidated financial statements. Approximately 1,100 employees participate in the plan. Participants may elect to defer a specified percentage of base salary and incentive compensation annually. The assets of the plan as of June 30, 2006 and 2005 were $39 million and $29.2 million, respectively, and were included in other assets in our Consolidated Balance Sheets. Liabilities of the plan, representing participants’ account balances, were $41.8 million and $32 million at June 30, 2006 and 2005, respectively, and were included in other long-term liabilities in our Consolidated Balance Sheets.

In connection with the acquisition of the Acquired HR Business, we assumed a deferred compensation plan for certain Acquired HR Business employees. This plan is currently closed to new contributions. The assets and liabilities of this plan are included in our consolidated financial statements as of the date of acquisition. Approximately 100 employees participate in the plan. The assets of the plan as of June 30, 2006 and 2005 were $25.4 million and $24 million, respectively, and were included in other assets in our Consolidated Balance Sheets. Liabilities of the plan, representing participants’ account balances, were $29 million and $30.6 million at June 30, 2006 and 2005, respectively, and were included in other long-term liabilities in our Consolidated Balance Sheets.

Other contributory plans
We have contributory retirement and savings plans, which cover substantially all employees and allow for discretionary matching contributions by us as determined by our Board of Directors. Contributions made by us to certain plans during the years ended June 30, 2006, 2005, and 2004 were approximately $15 million, $13.4 million and $14.8 million, respectively.

19.	EARNINGS PER SHARE

Basic earnings per share of common stock is computed using the weighted average number of our common shares outstanding during the period. Diluted earnings per share is adjusted for the after-tax impact of interest on our 3.5% Convertible Subordinated Notes due February 15, 2006 (the “Convertible Notes”) and reflects the incremental shares that would be available for issuance upon the assumed exercise of stock options and conversion of the Convertible Notes. The Convertible Notes were converted to common shares in February 2004.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year ended June 30,
	2006	2005	2004
		(as restated)	(as restated)

Numerator:
Numerator for earnings per share — Income available to common stockholders	$358,806	$409,569	$521,728
Effect of dilutive securities:
Interest on Convertible Notes (net of income tax)	—	—	5,196

Numerator for earnings per share assuming dilution — Income available to common stockholders	$358,806	$409,569	$526,924

Denominator:
Weighted average shares outstanding (basic)	123,197	127,560	131,498
Effect of dilutive securities:
Convertible Notes	—	—	4,750
Stock options	1,830	2,996	3,632

Total potential common shares	1,830	2,996	8,382

Denominator for earnings per share assuming dilution	125,027	130,556	139,880

Earnings per share (basic)	$2.91	$3.21	$3.97

Earnings per share assuming dilution	$2.87	$3.14	$3.77

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. During fiscal year 2006, 2005 and 2004, options to purchase approximately 5,136,000, 1,075,000, and 194,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the windfall tax benefit.

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

20.	FINANCIAL INSTRUMENTS

Long-term Debt
As of June 30, 2006 and 2005, the fair values of our Senior Notes approximated $448 million and $496.5 million, respectively, based on quoted market prices.

As of June 30, 2006 and 2005, the fair values of balances outstanding under our Credit Facility and Prior Facility approximated the related carrying values.

Derivatives and hedging instruments
We hedge the variability of a portion of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of June 30, 2006, the notional amount of these agreements totaled 217.5 million pesos ($19.5 million) and expire at various dates over the next 12 months. We had no foreign exchange forward agreements outstanding at June 30, 2005. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. As of June 30, 2006, the unrealized loss on these foreign exchange forward agreements, reflected in accumulated other comprehensive loss, was $0.5 million ($0.3 million, net of income tax).

As part of the Transport Revenue acquisition, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and United States dollar revenues. These agreements do not qualify for hedge accounting under SFAS 133. As a result, we recorded a gain on hedging instruments of $1.7 million ($1.1 million, net of income tax) for the year ended June 30, 2006 in other non-operating income, net in our Consolidated Statements of Income. As of June 30, 2006, the notional amount of these agreements totaled $44.4 million Canadian dollars and $5 million U.S. dollars, respectively, and are set to expire at various times over the next four years, and a liability was recorded for the related fair value of approximately $4.1 million.

In order to hedge the variability of future interest payments related to our Senior Notes resulting from changing interest rates, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of the Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) was recorded in accumulated other comprehensive loss, and will be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. During fiscal years 2006 and 2005, we amortized approximately $2.5 million and $0.2 million, respectively, to interest expense. The amount of gain or loss related to hedge ineffectiveness was not material.

Investments
As of June 30, 2006 and 2005, as part of our deferred compensation plan, we held investments in mutual funds with a fair market value of $25.4 million and $24.0 million, respectively. See Note 18 for more information on the deferred compensation plan. We recorded gains on these investments of $1.4 million for fiscal year 2006. The unrealized gain or loss on these investments for fiscal year 2005 and 2004 was not material.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In fiscal year 2006, we purchased approximately $17.3 million of U.S. Treasury Notes in conjunction with a contract in our Government segment, and pledged them in accordance with the terms of the contract to secure our performance. The U.S. Treasury Notes are accounted for as held to maturity pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are reflected in other assets in our Consolidated Balance Sheet at June 30, 2006.

21.	COMPREHENSIVE INCOME

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

The components of comprehensive income are as follows (in thousands):

	Year ended June 30,
	2006	2005	2004
		(as restated)	(as restated)

Net income	$358,806	$409,569	$521,728
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,305)	4,260	(2,410)
Unrealized losses on foreign exchange forward agreements (net of income tax of $193)	(316)	—	—
Unrealized loss on forward interest rate agreements (net of income tax of $7,150)	—	(11,899)	—
Amortization of unrealized loss on forward interest rate agreements (net of income tax of $956 and $66)	1,588	110	—

Comprehensive income	$358,773	$402,040	$519,318

The following table represents the components of accumulated other comprehensive loss (in thousands):

	As of June 30,
	2006	2005

Foreign currency gains (losses)	$(426)	$879
Unrealized losses on foreign exchange forward agreements (net of income tax of $193)	(316)	—
Unrealized loss on forward interest rate agreements (net of income tax of $6.1 million and $7.1 million, respectively)	(10,201)	(11,789)

Total	$(10,943)	$(10,910)

22.	RELATED PARTY TRANSACTIONS

Prior to 2002 we had guaranteed $11.5 million of certain loan obligations owed to Citicorp USA, Inc. by DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). Our Chairman owned a majority interest in DDH. In consideration for that guaranty, we had access to corporate aircraft at favorable rates. In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. As partial consideration for the release of our corporate guaranty, we agreed to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2006 and 2005, we had $0.6 million and $0.6 million, respectively, remaining in prepaid flights with DDH. We made no payments to DDH during fiscal years 2006, 2005 and 2004.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During fiscal years 2006, 2005 and 2004, we purchased approximately $8.8 million, $9.0 million and $6.4 million, respectively, of office products and printing services from Prestige Business Solutions, Inc., a supplier owned by the daughter-in-law of our Chairman, Darwin Deason. These products and services were purchased on a competitive bid basis in substantially all cases. We believe this relationship has allowed us to obtain these products and services at quality levels and costs more favorable than would have been available through alternative market sources.

As discussed in Note 24 and in connection with the departure of Jeffrey A. Rich, our former Chief Executive Officer, in June 2006, we entered into an agreement with Rich Capital LLC, an M&A advisory firm owned by Mr. Rich. The agreement is for two years, during which time we will pay a total of $0.5 million for M&A advisory services, payable in equal quarterly installments. We paid approximately $63 thousand related to this agreement through June 30, 2006. However, we have currently suspended payment under this agreement pending a determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.

23.	COMMITMENTS AND CONTINGENCIES

We have various non-cancelable operating lease agreements for information technology equipment, software and facilities. Our facilities leases have varying terms through 2018. We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2012. Lease expense for information technology equipment, software and facilities was approximately $322.5 million, $243.2 million and $227.7 million for the years ended June 30, 2006, 2005 and 2004, respectively. A summary of these commitments at June 30, 2006 is as follows (in thousands):

Year ending June 30,

2007	$335,261
2008	291,880
2009	250,193
2010	212,802
2011	132,208
Thereafter	96,746

$1,319,090

We have entered into various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2010. We estimate future payments related to these agreements will be $18.5 million, $7.2 million, $3.3 million and $0.9 million in fiscal years 2007, 2008, 2009 and 2010, respectively.

In June 2006, we entered into an agreement with Rich Capital LLC, an M&A advisory firm owned by our former Chief Executive Officer, Jeffrey A. Rich. The agreement is for two years during which time we will pay a total of $0.5 million for services. We have paid approximately $63 thousand related to this agreement through June 30, 2006. However, we have currently suspended payment under this agreement pending a determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.

Regulatory Agency Investigations Relating to Stock Option Grant Practices
On March 3, 2006 we received notice from the Securities and Exchange Commission that it is conducting an informal investigation into certain stock option grants made by us from October 1998 through March 2005. On June 7, 2006 and on June 16, 2006 we received requests from the SEC for information on all of our stock option grants since 1994. We have responded to the SEC’s requests for information and are cooperating in the informal investigation.

On May 17, 2006, we received a grand jury subpoena from the United States District Court, Southern District of New York requesting production of documents related to granting of our stock option grants. We have responded to the grand jury subpoena and have provided documents to the United States Attorney’s Office in connection with the grand jury proceeding. We have informed the Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York of the results of

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

our internal investigation into our stock option grant practices and will continue to cooperate with these governmental entities and their investigations.

Please see Note 2. Review of Stock Option Grant Practices and Note 24. Departure of Executive Officers in these Notes to Consolidated Financial Statements for discussions of our internal investigation of our stock option grant practices and subsequent restatement of previously filed financial statements and the departure of our Chief Executive Officer and Chief Financial Officer as a result of that investigation.

Lawsuits Related to Stock Option Grant Practices
Several derivative lawsuits have been filed in connection with our stock option grant practices generally alleging claims related to breach of fiduciary duty and unjust enrichment by certain of our directors and senior executives as follows:

Dallas County District Court

•	Merl Huntsinger, Derivatively on Behalf of Nominal Defendant Affiliated Computer Services, Inc., Plaintiff, vs. Darwin Deason, Mark A. King, J. Livingston Kosberg, Dennis McCuistion, Joseph P. O’Neill, Jeffrey A. Rich and Frank A. Rossi, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, Cause No. 06-03403 in the District Court of Dallas County, Texas, 193rd Judicial District filed on April 7, 2006.

•	Robert P. Oury, Derivatively on Behalf of Nominal Defendant Affiliated Computer Services, Inc., Plaintiff, vs. Darwin Deason, Mark A. King, J. Livingston Kosberg, Dennis McCuistion, Joseph P. O’Neill, Jeffrey A. Rich and Frank A. Rossi, and Affiliated Computer Services, Inc., Nominal Defendant, Cause No. 06-03872 in the District Court of Dallas County, Texas, 193rd Judicial District filed on April 21, 2006.

•	Anchorage Police & Fire Retirement System, derivatively on behalf of nominal defendant Affiliated Computer Services Inc., Plaintiff v. Jeffrey Rich; Darwin Deason; Mark King; Joseph O’Neill; Frank Rossi; Dennis McCuiston; J. Livingston Kosberg; Gerald Ford; Clifford Kendall; David Black; Henry Hortenstine; Peter Bracken; William Deckelman; Affiliated Computer Services Inc. Cause No. 06-5265-A in the District Court of Dallas County, Texas, 14th Judicial District filed on June 2, 2006.

The Huntsinger, Oury, and Anchorage lawsuits were consolidated into one case in the Dallas District Court on June 5, 2006, and are now collectively known as the In Re Affiliated Computer Services, Inc. Derivative Litigation case.

U.S. District Court of Delaware

•	Jeffrey T. Strauss, derivatively on behalf of Affiliated Computer Services Inc. v. Jeffrey A. Rich; Mark A. King; and Affiliated Computer Services, Inc., as defendants — U.S. District Court of Delaware, Cause No. 06-318, filed on May 16, 2006.

Delaware Chancery Court

•	Jan Brandin, in the Right of and for the Benefit of Affiliated Computer Services, Inc., Plaintiff, vs. Darwin Deason, Jeffrey A. Rich, Mark A. King, Joseph O’Neill and Frank Rossi, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, Civil Action No. CA2123-N, pending before the Court of Chancery of the State of Delaware in and for New Castle County, filed on May 2, 2006.

U.S. District Court, Northern District of Texas

•	Alaska Electrical Fund, derivatively on behalf of Affiliated Computer Services Inc. v. Jeffrey Rich; Joseph O’Neill; Frank A. Rossi; Darwin Deason; Mark King; Lynn Blodgett; J. Livingston Kosberg; Dennis McCuistion; Warren Edwards; John Rexford and John M. Brophy, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, U.S. District Court, Northern District of Texas, Dallas Division, Cause No. 3-06CV1110-M, filed on June 22, 2006.

•	Bennett Ray Lunceford and Ann M. Lunceford, derivatively on behalf of Affiliated Computer Services Inc. v. Jeffrey Rich; Joseph O’Neill; Frank A. Rossi; Darwin Deason; Mark King; Lynn Blodgett; J. Livingston Kosberg; Dennis McCuiston; Warren Edwards; John Rexford and John M. Brophy, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, U.S. District Court, Northern District of Texas, Dallas Division, Cause No. 3-06CV1212-M, filed on July 7, 2006.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Alaska Electrical and Lunceford cases were consolidated into one case in the U.S. District Court of Texas on August 1, 2006, and are now collectively known as the In Re Affiliated Computer Services Derivative Litigation case.

Based on the same set of facts as alleged in the above causes of action, two lawsuits have been filed under the Employee Retirement Income Security Act (“ERISA”) alleging breach of ERISA fiduciary duties by the directors and officers as well as the ACS Benefits Administrative Committee for retaining ACS common stock as an investment option in the ACS Savings Plan in light of the alleged stock option issues, as follows:

U.S. District Court of Texas, Northern District of Texas

•	Terri Simeon, on behalf of Herself and All Others Similarly Situated, Plaintiff, vs. Affiliated Computer Services, Inc., Darwin Deason, Mark A. King, Lynn R. Blodgett, Jeffrey A. Rich, Joseph O’Neill, Frank Rossi, J. Livingston Kosberg, Dennis McCuistion, The Retirement Committee of the ACS Savings Plan, and John Does 1-30, Defendants, U.S. District Court, Northern District of Texas, Dallas Division, Civil Action No. 306-CV-1592P filed August 31, 2006.

•	Kyle Burke, Individually and on behalf of All Others Similarly Situated, Plaintiff, vs. Affiliated Computer Services, Inc., the ACS Administrative Committee, Lora Villarreal, Kellar Nevill, Gladys Mitchell, Meg Cino, Mike Miller, John Crysler, Van Johnson, Scott Bell, Anne Meli, David Lotocki, Randall Booth, Pam Trutna, Brett Jakovac, Jeffrey A. Rich, Mark A. King, Darwin Deason, Joseph P. O’Neill and J. Livingston Kosberg, U.S. District Court, Northern District of Texas, Dallas Division, Case No. 3:06-CV-02379-M.

On January 10, 2007, the Simeon case and the Burke case were consolidated and we expect that a consolidated amended complaint will be filed.

The cases described above are being vigorously defended. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

Declaratory Action with Respect to Alleged Default and Purported Acceleration of our Senior Notes and Amendment, Consent and Waiver for our Credit Facility
Please see Note 13. Long-Term Debt for a discussion of the Alleged Default and Purported Acceleration of our Senior Notes and waiver, amendments and consents received for our Credit Facility.

Investigation Regarding Photo Enforcement Contract in Edmonton, Alberta, Canada
We and one of our Canadian subsidiaries, ACS Public Sector Solutions, Inc., received a summons issued February 15, 2006 by the Alberta Department of Justice requiring us and our subsidiary to answer a charge of a violation of a Canadian Federal law which prohibits giving, offering or agreeing to give or offer any reward, advantage or benefit as consideration for receiving any favor in connection with a business relationship. The charge covers the period from January 1, 1998 through June 4, 2004 and references the involvement of certain Edmonton, Alberta police officials. Two Edmonton police officials have been separately charged for violation of this law. The alleged violation relates to the subsidiary’s contract with the City of Edmonton for photo enforcement services. We acquired this subsidiary and contract from Lockheed Martin Corporation in August 2001 when we acquired Lockheed Martin IMS Corporation. The contract currently is on a month-to-month term with revenues of approximately $2.3 million, $2 million and $1.9 million (U.S. dollars) in fiscal years 2006, 2005 and 2004, respectively. A renewal contract had been awarded to our subsidiary in 2004 on a sole source basis, but this renewal award was rescinded by the City of Edmonton and a subsequent request for proposals for an expanded photo enforcement contract was issued in September 2004. Prior to announcement of any award, however, the City of Edmonton suspended this procurement process pending the completion of the investigation by the Royal Canadian Mounted Police which led to the February 15, 2006 summons. We conducted an internal investigation of this matter, and based on our findings from our internal investigation, we believe that our subsidiary has sustainable defenses to the charge. We notified the U.S. Department of Justice and the U.S. Securities and Exchange Commission upon our receipt of the summons and continue to periodically report the status of this matter to them.

On October 31, 2006, legal counsel to the Alberta government withdrew the charge against ACS. The charge against our subsidiary has not been withdrawn and a preliminary hearing on this matter has been scheduled for September 7, 2007. We are unable to express

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

an opinion as to the likely outcome of this matter at this time. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

Investigation Concerning Procurement Process at Hanscom Air Force Base
One of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery — Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation (“ManTech”); however, we have agreed to indemnify ManTech with respect to this DOJ investigation. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

Inquiry Regarding Certain Child Support Payment Processing Contracts
Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. We believe that the inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio but may also extend to the conduct of ACS SLS and Tier with respect to the bidding process for child support contracts in certain other states. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $45.6 million, $43.5 million and $67 million for fiscal years 2006, 2005 and 2004, respectively, representing approximately 0.9%, 1% and 1.6% of our revenues for fiscal years 2006, 2005 and 2004, respectively. Our teaming arrangement with Tier also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). In May 2006 we were advised that one of our current employees (who has not been active in our government business segment since June 2005) and one former employee of ACS SLS, both of whom held senior management positions in the subsidiary during the period in question, have received target letters from the DOJ related to this inquiry. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

Investigation regarding Florida Workforce Contracts
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 0.4%, 0.9% and 1% of our revenues for fiscal years 2006, 2005 and 2004, respectively. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ and DOL in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any. During the second quarter of fiscal year 2006, we completed the divestiture of substantially all of our welfare-to-workforce business (See Note 5 — Divestitures for further information). However, we retained the liabilities for this business which arose from activities prior to the date of closing, including the contingent liabilities discussed above.

Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2006, outstanding surety bonds of $472 million and $93.5 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $22.2 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.

In fiscal year 2006, we purchased approximately $17.3 million of U.S. Treasury Notes in conjunction with a contract in our Government segment, and pledged them in accordance with the terms of the contract to secure our performance. The U.S. Treasury Notes are accounted for as held to maturity pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are reflected in other assets in our Consolidated Balance Sheet at June 30, 2006.

We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During fiscal years 2006, 2005 and 2004, we made contingent consideration payments of $9.8 million, $17 million and $10.4 million, respectively, related to acquisitions completed in prior years. As of June 30, 2006, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $61.8 million. Upon satisfaction of the specified contractual criteria, such payments primarily result in a corresponding increase in goodwill.

We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our Federal business to Lockheed Martin Corporation in fiscal year 2004. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of June 30, 2006, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time.

Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2006, we serviced a FFEL portfolio of approximately 1.9 million loans with an outstanding principal balance of approximately $27.7 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2006, other accrued liabilities include reserves which we believe to be adequate.

In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). There was a protest of the contract award; however, DHHS requested that we commence performance under the contract. One of the parties protesting the contract has continued to seek administrative and legal relief to set aside the contract award. However, we continued our performance of the contract at the request of DHHS. On June 12, 2006, we reported that contract issues had arisen and each of ACS and DHHS alleged that the other party has breached the contract. The parties entered into a series of standstill agreements in order to permit discussion of their respective issues regarding the contract and whether the contract would be continued or terminated. On July 14, 2006, the DHHS sent us a letter notifying us of the termination of the contract. We do not believe the agency has a valid basis for terminating the contract and intend to pursue legal action against DHHS. We filed in the General Court of Justice, Superior Court Division, in Wake County, North Carolina, a complaint and motion to preserve records related to the contract. Subsequent to the filing of the complaint, North Carolina produced records and represented to the Court that all records had been produced, after which the complaint was dismissed. In a letter dated August 1, 2006, DHHS notified us of its position that the value of reductions in compensation assessable against the compensation otherwise due to us under the contract is approximately $33 million. On August 14, 2006, we provided a detailed response to that August 1, 2006 letter contending that there should be no reductions in compensation owed to us. Also, on August 14, 2006 and in accordance with the contract, we submitted our Termination Claim to DHHS seeking additional compensation of approximately $27.1 million. We recorded a charge to revenue of $4 million in fiscal year 2006 related to our assessment of realization of amounts previously recognized for the contract. On January 22, 2007, we filed a complaint in the General Court of Justice, Superior Court Division, in Wake County, North Carolina against DHHS and the Secretary of DHHS seeking to recover damages in excess of $40 million that we have suffered as the result of actions of DHHS and its Secretary. Our claim is based on breach of contract; breach of implied covenant of good faith and fair dealing; breach of warranty; and misappropriation of our trade secrets. In the complaint we are also requesting the court to grant a declaratory judgment that we were not in default under the contract; and a permanent injunction against the State from using our proprietary materials and disclosing our proprietary material to third parties.

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

24.	DEPARTURE OF EXECUTIVE OFFICERS

On November 26, 2006, Mark A. King resigned as our President, Chief Executive Officer and as a director. In connection therewith, on November 26, 2006 we and Mr. King entered into a separation agreement (the “King Agreement”). The King Agreement provides, among other things, that Mr. King will remain with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the King Agreement, all unvested stock options held by Mr. King have been terminated as of November 26, 2006, excluding options that would have otherwise vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. King does not materially breach certain specified provisions of the King Agreement. The King Agreement also provides that the exercise price of Mr. King’s vested stock options will be increased to an amount determined by

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

us in a manner consistent with the final determination of the review performed by us in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006 and the exercise price of certain vested options will be further increased by the amount by which the aggregate exercise price of stock options previously exercised by Mr. King would have been increased had the stock options not been previously exercised. Mr. King’s vested options, if unexercised, will expire no later than June 30, 2008. The King Agreement also subjects Mr. King to non-competition and non-solicitation covenants until December 31, 2009. In addition, the King Agreement provides that Mr. King’s severance agreement with us is terminated, Mr. King’s salary will be reduced during the transition period and Mr. King will not be eligible to participate in our bonus plans. Mr. King will be eligible to receive certain of our provided health benefits through December 31, 2009, the estimated cost of which is not material.

On November 26, 2006, Warren D. Edwards resigned as our Executive Vice President and Chief Financial Officer. In connection therewith, on November 26, 2006 we and Mr. Edwards entered into a separation agreement (the “Edwards Agreement”). The Edwards Agreement provides, among other things, that Mr. Edwards will remain with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the Edwards Agreement, all unvested stock options held by Mr. Edwards have been terminated as of November 26, 2006, excluding options that would have otherwise vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. Edwards does not materially breach certain specified provisions of the Edwards Agreement. The Edwards Agreement also provides that the exercise price of Mr. Edwards’ vested stock options will be increased to an amount determined by us in a manner consistent with the final determination of the review performed by us in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006. Mr. Edwards’ vested options, if unexercised, will expire no later than June 30, 2008. The Edwards Agreement also subjects Mr. Edwards to non-competition and non-solicitation covenants until December 31, 2009. In addition, the Edwards Agreement provides that Mr. Edwards’ severance agreement with us is terminated, Mr. Edwards’ salary will be reduced during the transition period and Mr. Edwards will not be eligible to participate in our bonus plans. Mr. Edwards will be eligible to receive certain of our provided health benefits through December 31, 2009, the estimated cost of which is not material.

On September 29, 2005, Jeffrey A. Rich submitted his resignation as a director and Chief Executive Officer. On September 30, 2005 we entered into an Agreement with Mr. Rich, which, among other things, provided the following: (i) Mr. Rich remained on our payroll and was paid his current base salary (of $820 thousand annually) through June 30, 2006; (ii) Mr. Rich was not eligible to participate in our performance-based incentive compensation program in fiscal year 2006; (iii) we purchased from Mr. Rich all options previously granted to Mr. Rich that were vested as of the date of the Agreement in exchange for an aggregate cash payment, less applicable income and payroll taxes, equal to the amount determined by subtracting the exercise price of each such vested option from $54.08 per share and all such vested options were terminated and cancelled; (iv) all options previously granted to Mr. Rich that were unvested as of the date of the Agreement were terminated (such options had an in-the-money value of approximately $4.6 million based on the closing price of our stock on the New York Stock Exchange on September 29, 2005); (v) Mr. Rich received a lump sum cash payment of $4.1 million (vi) Mr. Rich continued to receive executive benefits for health, dental and vision through September 30, 2007; (vii) Mr. Rich also received limited administrative assistance through September 30, 2006; and (viii) in the event Mr. Rich established an M&A advisory firm by January 1, 2007, we agreed to retain such firm for a two year period from its formation for $250 thousand per year plus a negotiated success fee for completed transactions. The Agreement also contains certain standard restrictions, including restrictions on soliciting our employees for a period of three years and soliciting our customers or competing with us for a period of two years. Mr. Rich has established an M&A advisory firm and in June 2006, we entered into an agreement with Rich Capital LLC, an M&A advisory firm owned by Mr. Rich. The agreement is for two years, during which time we will pay a total of $0.5 million for M&A advisory services, payable in equal quarterly installments. We paid $63 thousand related to this agreement through June 30, 2006. However, we have currently suspended payment under this agreement pending a determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.

In the first quarter of fiscal year 2006, we accrued $5.4 million ($3.4 million, net of income taxes) of compensation expense (recorded in wages and benefits in our Consolidated Statements of Income) related to the Agreement with Mr. Rich. In addition, the purchase of Mr. Rich’s unexercised vested stock options for approximately $18.4 million ($11.7 million, net of income taxes) was recorded as a reduction of additional paid-in capital. We made payments of approximately $23.6 million related to this Agreement in fiscal year 2006.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25.	GEORGIA CONTRACT

In 2001, we were awarded a contract by the Georgia Department of Community Health (“DCH”) to develop, implement and operate a system to administer health benefits to Georgia Medicaid recipients as well as state government employees (the “Georgia Contract”). This system development project was large and complex and anticipated the development of a system that would process both Medicaid and state employee claims. The Medicaid phase of this project was implemented on April 1, 2003. Various disputes arose because of certain delays and operational issues that were encountered in this phase. During the second quarter of fiscal year 2004, in connection with a settlement in principle, we recorded a $6.7 million reduction in revenue resulting from the change in our percentage-of-completion estimates primarily as a result of the termination of Phase II of the contract, a charge of $2.6 million to services and supplies associated with the accrual of wind-down costs associated with the termination of Phase II and an accrual of $10 million in other operating expenses to be paid to DCH pursuant to the settlement which was paid in the first quarter of fiscal year 2005. On July 21, 2004, we entered into a definitive settlement agreement with DCH to settle these disputes. The terms of the definitive settlement, which were substantially the same as those announced in January 2004, include the $10 million payment by us to DCH; a payment by DCH to us of $9 million in system development costs; escrow of $11.8 million paid by DCH, with $2.4 million of the escrowed funds to be paid to us upon completion of an agreed work plan ticket and reprocessing of July 2003 — June 2004 claims, and the remaining $9.4 million of escrowed funds to be paid to us upon final certification of the system by the Center for Medicare/Medicaid Services (“CMS”), the governing Federal regulatory agency; cancellation of Phase II of the contract; and an agreement to settle outstanding operational invoices resulting in a payment to us of over $8.2 million and approximately $7 million of reduction in such invoices. In April 2005, CMS certified the system effective as of August 1, 2003. DCH requested funding level information from CMS for the period from the system implementation date, April 1, 2003, through July 31, 2003. In June 2006, ACS received a disbursement from the escrow account of approximately $7.7 million related to certification of the system. The parties continue to discuss the remaining $1.7 million (of the $9.4 million) in the escrow account related to system certification. Our work related to the remaining $2.4 million in escrow is continuing.

26.	SEGMENT INFORMATION

We are organized into Commercial and Government segments due to the different operating environments of each segment, caused by different types of clients, differing economic characteristics, and the nature of regulatory environments. In the Commercial segment, we provide business process outsourcing, information technology services, systems integration services and consulting services to clients including healthcare providers and payors, pharmaceutical and other manufacturers, retailers, wholesale distributors, utilities, entertainment companies, higher education institutions, financial institutions, insurance and transportation companies. In the Government segment, we provide business process outsourcing, information technology services and systems integration services to state and local governments. Our Government segment also includes our relationship with the United States Department of Education (the “Department of Education”).

Approximately 95%, 97% and 97% of our consolidated revenues for fiscal years 2006, 2005 and 2004, respectively, were derived from domestic clients. Our relationship with the Department of Education is our largest contract and represents approximately 4%, 5% and 5% of consolidated revenues for fiscal years 2006, 2005 and 2004, respectively. Other than the Department of Education, no single customer exceeded 5% of our revenues.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables reflect the results of the segments consistent with our management system (in thousands):

	Commercial	Government	Corporate(c)	Consolidated

Fiscal year 2006
Revenues(a)	$3,167,630	$2,186,031	$—	$5,353,661
Operating expenses (excluding gain on sale of business and depreciation and amortization)	2,657,353	1,708,548	113,531	4,479,432
Gain on sale of business	—	(32,907)	—	(32,907)
Depreciation and amortization expense	195,621	92,671	1,560	289,852

Operating income (loss)	$314,656	$417,719	$(115,091)	$617,284

Total assets	$2,940,693	$2,529,021	$32,723	$5,502,437

Capital expenditures, net(b)	$250,531	$145,999	$(2,063)	$394,467

Fiscal year 2005 (as restated)
Revenues(a)	$2,175,087	$2,176,072	$—	$4,351,159
Operating expenses (excluding depreciation and amortization)	1,727,358	1,682,001	61,537	3,470,896
Depreciation and amortization expense	145,859	85,016	1,904	232,779

Operating income (loss)	$301,870	$409,055	$(63,441)	$647,484

Total assets	$2,608,617	$2,160,297	$81,924	$4,850,838

Capital expenditures, net	$149,406	$102,560	$1,265	$253,231

Fiscal year 2004 (as restated)
Revenues(a)	$1,678,364	$2,428,029	$—	$4,106,393
Operating expenses (excluding gain on sale of business and depreciation and amortization)	1,308,411	1,989,392	75,322	3,373,125
Gain on sale of business	—	(285,273)	—	(285,273)
Depreciation and amortization expense	109,382	72,286	2,128	183,796

Operating income (loss)	$260,571	$651,624	$(77,450)	$834,745

Total assets	$1,718,115	$2,088,841	$100,286	$3,907,242

Capital expenditures, net	$112,519	$110,649	$1,453	$224,621

(a)	Revenues in our Commercial segment for fiscal years 2004 include revenues from operations divested as of June 30, 2004 of $6.9 million. Revenues in our Government segment for fiscal years 2006, 2005 and 2004 include revenues from operations divested through June 30, 2006 of $104.5 million, $218.6 million and $488.5 million, respectively.

(b)	Corporate capital expenditures, net includes proceeds of $3.4 million related to the sale of the corporate aircraft.

(c)	Corporate segment operating expenses include $35 million ($22.9 million, net of income tax), $6.1 million ($3.9 million, net of income tax) and $12.6 million ($8.0 million, net of income tax) of stock-based compensation expense in fiscal years 2006, 2005 and 2004, respectively.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

27.	REVENUE BY SERVICE LINE

Our revenues by service line are shown in the following table (in thousands):

	Year ended June 30,
	2006	2005	2004

Business process outsourcing(1)	$3,996,558	$3,237,981	$3,017,699
Information technology services	971,832	858,639	694,890
Systems integration services(2)	385,271	254,539	393,804

Total	$5,353,661	$4,351,159	$4,106,393

(1)	Includes $104.2 million, $218 million and $276.8 million of revenues for fiscal years 2006, 2005 and 2004, respectively, from operations divested through June 30, 2006.

(2)	Includes $0.3 million, $0.6 million and $218.6 million of revenues for fiscal years 2006, 2005, and 2004, respectively, from operations divested through June 30, 2006.

28.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

As discussed in Note 2, we have restated our financial statements for each of the first three quarters of fiscal year June 30, 2006 and each of the quarters of fiscal year ended June 30, 2005, the effects of which are presented below. The unaudited consolidated financial information presented should be read in conjunction with other information included in our consolidated financial statements for the year ended June 30, 2006. The foregoing unaudited consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year.

We have not amended and we do not intend to amend any of our other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement, as we present restated quarterly financial information for each of the quarters in fiscal years 2006 and 2005 in this Note 28 to the Consolidated Financial Statements.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Balance Sheets
	At September 30,
	2005				2004
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

ASSETS
Current assets:
Cash and cash equivalents	$34,226	$—		$34,226	$59,577	$—		$59,577
Accounts receivable, net	1,111,926	—		1,111,926	870,049	—		870,049
Prepaid expenses and other current assets	130,024	—		130,024	100,562	—		100,562
Assets held for sale	67,296	—		67,296	—	—		—

Total current assets	1,343,472	—		1,343,472	1,030,188	—		1,030,188

Property, equipment and software, net	713,594	—		713,594	557,745	—		557,745
Goodwill	2,325,838	—		2,325,838	2,023,048	—		2,023,048
Other intangibles, net	487,913	—		487,913	291,051	—		291,051
Other assets	143,648	—		143,648	82,826	—		82,826

Total assets	$5,014,465	$—		$5,014,465	$3,984,858	$—		$3,984,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,431	$—		$67,431	$44,354	$—		$44,354
Accrued compensation and benefits	174,691	—		174,691	96,568	—		96,568
Other accrued liabilities	453,273	—		453,273	335,093	—		335,093
Income taxes payable	24,188	—		24,188	26,962	—		26,962
Deferred taxes	34,083	—		34,083	33,414	—		33,414
Current portion of long-term debt	6,466	—		6,466	6,075	—		6,075
Current portion of unearned revenue	92,871	—		92,871	51,840	—		51,840
Liabilities related to assets held for sale	9,877	—		9,877	—	—		—

Total current liabilities	862,880	—		862,880	594,306	—		594,306
Senior Notes, net	499,308	—		499,308	—	—		—
Other long-term debt	257,817	—		257,817	366,290	—		366,290
Deferred taxes	255,679	(7,375	)(1)	248,304	227,293	(8,829	)(1)	218,464
Other long-term liabilities	189,251	36,302	(2)	225,553	83,906	29,467	(2)	113,373

Total liabilities	2,064,935	28,927		2,093,862	1,271,795	20,638		1,292,433

Stockholders’ equity:
Class A common stock	1,384	—		1,384	1,367	—		1,367
Class B convertible common stock	66	—		66	66	—		66
Additional paid-in capital	1,807,881	18,383	(3)	1,826,264	1,752,661	20,775	(3)	1,773,436
Accumulated other comprehensive loss, net	(10,737)	—		(10,737)	(2,602)	—		(2,602)
Retained earnings	2,110,320	(47,310)		2,063,010	1,694,409	(41,413)		1,652,996
Treasury stock at cost	(959,384)	—		(959,384)	(732,838)	—		(732,838)

Total stockholders’ equity	2,949,530	(28,927)		2,920,603	2,713,063	(20,638)		2,692,425

Total liabilities and stockholders’ equity	$5,014,465	$—		$5,014,465	$3,984,858	$—		$3,984,858

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Statements of Income
	Quarter ended September 30
	2005				2004
	As			As	As			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated

Revenues	$1,310,917	$—		$1,310,917	$1,046,182	$—		$1,046,182

Operating expenses:
Cost of revenues:
Wages and benefits	628,119	566	(4)	628,685	431,848	1,635	(4)	433,483
Services and supplies	290,772	—		290,772	275,062	—		275,062
Rent, lease and maintenance	155,172	—		155,172	118,993	—		118,993
Depreciation and amortization	68,080	—		68,080	54,319	—		54,319
Other	4,247	—		4,247	4,027	—		4,027

Cost of revenues	1,146,390	566		1,146,956	884,249	1,635		885,884

Other operating expenses	9,764	—		9,764	6,892	—		6,892

Total operating expenses	1,156,154	566		1,156,720	891,141	1,635		892,776

Operating income	154,763	(566)		154,197	155,041	(1,635)		153,406
Interest expense	12,128	611	(6)	12,739	3,955	287	(6)	4,242
Other non-operating expense (income), net	(4,381)	—		(4,381)	434	—		434

Pretax profit	147,016	(1,177)		145,839	150,652	(1,922)		148,730
Income tax expense	52,892	(428	)(7)	52,464	56,495	(694	)(7)	55,801

Net income	$94,124	$(749)		$93,375	$94,157	$(1,228)		$92,929

Earnings per share:
Basic	$0.75	$(0.01)		$0.74	$0.74	$(0.01)		$0.73

Diluted	$0.74	$(0.01)		$0.73	$0.72	$(0.01)		$0.71

Shares used in computing earnings per share:
Basic	125,429	—		125,429	127,948	—		127,948

Diluted(9)	127,222	64	(8)	127,286	131,070	160	(8)	131,230

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Statements of Cash Flows
	Three months ended September 30,
	2005			2004
	As		As	As			As
	Reported	Adjustments	Restated	Reported	Adjustments		Restated

Cash flows from operating activities:
Net income	$94,124	$(749)	$93,375	$94,157	$(1,228)		$92,929

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,080	—	68,080	54,319	—		54,319
Provision for uncollectible accounts receivable	3,250	—	3,250	550	—		550
Deferred income tax expense	13,928	1,822 (1)	15,750	27,796	(354	)(1)	27,442
Excess tax benefit on stock-based compensation	(6,982)	1,504	(5,478)	—	—		—
Stock-based compensation expense	8,741	566 (4)	9,307	—	1,635	(4)	1,635
Tax benefit of stock options	—	—	—	9,402	—		9,402
Other non-cash activities	1,746	—	1,746	3,423	—		3,423
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(73,805)	—	(73,805)	10,235	—		10,235
Increase in prepaid expenses and other current Assets	(8,767)	—	(8,767)	(6,683)	—		(6,683)
(Increase) decrease in other assets	(9,328)	—	(9,328)	3,757	—		3,757
Increase (decrease) in accounts payable	9,038	—	9,038	(20,897)	—		(20,897)
Decrease in accrued compensation and benefits	(18,643)	—	(18,643)	(46,958)	—		(46,958)
Decrease in other accrued liabilities	(20,319)	—	(20,319)	(19,878)	—		(19,878)
Increase in income taxes receivable/payable	32,577	—	32,577	15,780	—		15,780
Increase (decrease) in other long-term liabilities	1,255	(1,639)	(384)	4,550	(53)		4,497
Increase (decrease) in unearned revenue	12,931	—	12,931	(10,430)	—		(10,430)

Total adjustments	13,702	2,253	15,955	24,966	1,228		26,194

Net cash provided by operating activities	107,826	1,504	109,330	119,123	—		119,123

Cash flows from investing activities:
Purchases of property, equipment and software, net	(94,777)	—	(94,777)	(61,587)	—		(61,587)
Additions to other intangible assets	(6,906)	—	(6,906)	(9,360)	—		(9,360)
Payments for acquisitions, net of cash acquired	(42,644)	—	(42,644)	(70,705)	—		(70,705)
Proceeds from divestitures, net of transaction costs	—	—	—	(8)	—		(8)
Intangibles acquired in subcontract termination	(16,530)	—	(16,530)	—	—		—
Purchases of investments	(4,515)	—	(4,515)	(4,541)	—		(4,541)
Additions to notes receivable	—	—	—	(1,076)	—		(1,076)
Proceeds from notes receivable	—	—	—	2,419	—		2,419

Net cash used in investing activities	(165,372)	—	(165,372)	(144,858)	—		(144,858)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	383,461	—	383,461	404,980	—		404,980
Payments of long-term debt	(377,708)	—	(377,708)	(415,643)	—		(415,643)
Excess tax benefit on stock-based compensation	6,982	(1,504)	5,478	—	—		—
Proceeds from stock options exercised	14,739	—	14,739	—	—		13,040
Proceeds from issuance of treasury shares	1,613	—	1,613	6,036	—		6,036

Net cash provided by financing activities	29,087	(1,504)	27,583	8,413	—		8,413

Net decrease in cash and cash equivalents	(28,459)	—	(28,459)	(17,322)	—		(17,322)
Cash and cash equivalents at beginning of period	62,685	—	62,685	76,899	—		76,899

Cash and cash equivalents at end of period	$34,226	$—	$34,226	$59,577	$—		$59,577

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Balance Sheets
	At December 31,
	2005				2004
	As			As	As			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$107,263	$—		$107,263	$35,866	$—		$35,866
Accounts receivable, net	1,232,322	—		1,232,322	844,609	—		844,609
Prepaid expenses and other current assets	167,831	—		167,831	102,272	—		102,272

Total current assets	1,507,416	—		1,507,416	982,747	—		982,747

Property, equipment and software, net	768,315	—		768,315	562,273	—		562,273
Goodwill	2,396,626	—		2,396,626	2,039,786	—		2,039,786
Other intangibles, net	480,423	—		480,423	296,362	—		296,362
Other assets	158,224	—		158,224	83,473	—		83,473

Total assets	$5,311,004	$—		$5,311,004	$3,964,641	$—		$3,964,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,106	$—		$88,106	$64,437	$—		$64,437
Accrued compensation and benefits	157,328	—		157,328	83,669	—		83,669
Other accrued liabilities	521,395	—		521,395	287,616	—		287,616
Income taxes payable	29,194	—		29,194	30,705	—		30,705
Deferred taxes	28,939	—		28,939	37,111	—		37,111
Current portion of long-term debt	7,489	—		7,489	4,953	—		4,953
Current portion of unearned revenue	98,837	—		98,837	58,406	—		58,406

Total current liabilities	931,288	—		931,288	566,897	—		566,897

Senior Notes, net	499,328	—		499,328	—	—		—
Other long-term debt	426,275	—		426,275	254,950	—		254,950
Deferred taxes	287,285	(6,823	)(1)	280,462	239,711	(9,169	)(1)	230,542
Other long-term liabilities	196,979	36,763	(2)	233,742	87,140	29,684	(2)	116,824

Total liabilities	2,341,155	29,940		2,371,095	1,148,698	20,515		1,169,213

Stockholders’ equity:
Class A common stock	1,389	—		1,389	1,371	—		1,371
Class B convertible common stock	66	—		66	66	—		66
Additional paid-in capital	1,837,051	18,196	(3)	1,855,247	1,763,472	22,142	(3)	1,785,614
Accumulated other comprehensive income (loss), net	(13,449)	—		(13,449)	1,230	—		1,230
Retained earnings	2,213,516	(48,136)		2,165,380	1,790,554	(42,657)		1,747,897
Treasury stock at cost	(1,068,724)	—		(1,068,724)	(740,750)	—		(740,750)

Total stockholders’ equity	2,969,849	(29,940)		2,939,909	2,815,943	(20,515)		2,795,428

Total liabilities and stockholders’ equity	$5,311,004	$—		$5,311,004	$3,964,641	$—		$3,964,641

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Quarter ended December 31,
	Consolidated Statements of Income
	2005				2004
	As			As	As			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated

Revenues	$1,347,587	$—		$1,347,587	$1,027,286	$—		$1,027,286

Operating expenses:
Cost of revenues:
Wages and benefits	632,889	572	(4)	633,461	435,970	1,613	(4)	437,583
Services and supplies	305,889	—		305,889	251,006	—		251,006
Rent, lease and maintenance	163,541	—		163,541	121,124	—		121,124
Depreciation and amortization	70,444	—		70,444	55,586	—		55,586
Other	7,511	—		7,511	4,118	—		4,118

Cost of revenues	1,180,274	572		1,180,846	867,804	1,613		869,417

Gain on sale of business	(29,765)	—		(29,765)	—	—		—
Other operating expenses	21,084	—		21,084	4,558	—		4,558

Total operating expenses	1,171,593	572		1,172,165	872,362	1,613		873,975

Operating income	175,994	(572)		175,422	154,924	(1,613)		153,311

Interest expense	13,333	723	(6)	14,056	2,869	341	(6)	3,210
Other non-operating income, net	(1,994)	—		(1,994)	(1,776)	—		(1,776)

Pretax profit	164,655	(1,295)		163,360	153,831	(1,954)		151,877

Income tax expense	61,459	(469	)(7)	60,990	57,686	(709	)(7)	56,977

Net income	$103,196	$(826)		$102,370	$96,145	$(1,245)		$94,900

Earnings per share:
Basic	$0.83	$(0.01)		$0.82	$0.75	$(0.01)		$0.74

Diluted	$0.81	$—		$0.81	$0.73	$(0.01)		$0.72

Shares used in computing earnings per share:
Basic	124,849	—		124,849	128,619	—		128,619

Diluted(9)	126,865	61	(8)	126,926	131,933	183	(8)	132,116

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended December 31,
	Consolidated Statements of Income
	2005				2004
	As			As	As			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated

Revenues	$2,658,504	$—		$2,658,504	$2,073,468	$—		$2,073,468

Operating expenses:
Cost of revenues:
Wages and benefits	1,261,008	1,138	(4)	1,262,146	867,818	3,248	(4)	871,066
Services and supplies	596,661	—		596,661	526,068	—		526,068
Rent, lease and maintenance	318,713	—		318,713	240,117	—		240,117
Depreciation and amortization	138,524	—		138,524	109,905	—		109,905
Other	11,758	—		11,758	8,145	—		8,145

Cost of revenues	2,326,664	1,138		2,327,802	1,752,053	3,248		1,755,301

Gain on sale of business	(29,765)	—		(29,765)	—	—		—
Other operating expenses	30,848	—		30,848	11,450	—		11,450

Total operating expenses	2,327,747	1,138		2,328,885	1,763,503	3,248		1,766,751

Operating income	330,757	(1,138)		329,619	309,965	(3,248)		306,717

Interest expense	25,461	1,334	(6)	26,795	6,824	628	(6)	7,452
Other non-operating income, net	(6,375)	—		(6,375)	(1,342)	—		(1,342)

Pretax profit	311,671	(2,472)		309,199	304,483	(3,876)		300,607

Income tax expense	114,351	(897	)(7)	113,454	114,181	(1,403	)(7)	112,778

Net income	$197,320	$(1,575)		$195,745	$190,302	$(2,473)		$187,829

Earnings per share:
Basic	$1.58	$(0.02)		$1.56	$1.48	$(0.02)		$1.46

Diluted	$1.55	$(0.01)		$1.54	$1.45	$(0.02)		$1.43

Shares used in computing earnings per share:
Basic	125,139	—		125,139	128,283	—		128,283

Diluted(9)	127,044	62	(8)	127,106	131,501	172	(8)	131,673

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Statements of Cash Flows
	Six Months Ended December 31,
	2005			2004
	As		As	As			As
	Reported	Adjustments	Restated	Reported	Adjustments		Restated

Cash flows from operating activities:
Net income	$197,320	$(1,575)	$195,745	$190,302	$(2,473)		$187,829

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,524	—	138,524	109,905	—		109,905
Provision for uncollectible accounts receivable	4,495	—	4,495	1,128	—		1,128
Gain on sale of business units	(29,765)	—	(29,765)	—	—		—
Deferred income tax expense	34,698	2,374 (1)	37,072	43,813	(694	)(1)	43,119
Excess tax benefit on stock-based compensation	(9,480)	1,822	(7,658)	—	—		—
Stock-based compensation expense	17,371	1,138 (4)	18,509	—	3,248	(4)	3,248
Tax benefit of stock options	—	—	—	14,389	—		14,389
Asset Impairments	5,755	—	5,755	—	—		—
Other non-cash activities	5,954	—	5,954	4,828	—		4,828
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(26,848)	—	(26,848)	37,827	—		37,827
Increase in prepaid expenses and other current Assets	(5,044)	—	(5,044)	(8,493)	—		(8,493)
Decrease in other assets	2,987	—	2,987	6,599	—		6,599
Increase (decrease) in accounts payable	8,451	—	8,451	(1,195)	—		(1,195)
Decrease in accrued compensation and benefits	(21,866)	—	(21,866)	(53,342)	—		(53,342)
Decrease in other accrued liabilities	(31,058)	—	(31,058)	(67,222)	—		(67,222)
Increase in income taxes receivable/payable	41,138	—	41,138	19,621	—		19,621
Increase in other long-term liabilities	3,596	(1,937)	1,659	2,367	(81)		2,286
Increase in unearned revenue	19,521	—	19,521	(1,253)	—		(1,253)

Total adjustments	158,429	3,397	161,826	108,972	2,473		111,445

Net cash provided by operating activities	355,749	1,822	357,571	299,274	—		299,274

Cash flows from investing activities:
Purchases of property, equipment and software, net	(184,973)	—	(184,973)	(106,553)	—		(106,553)
Additions to other intangible assets	(13,046)	—	(13,046)	(24,925)	—		(24,925)
Payments for acquisitions, net of cash acquired	(153,760)	—	(153,760)	(95,838)	—		(95,838)
Proceeds from divestitures, net of transaction costs	—	—	—	(8)	—		(8)
Intangibles acquired in subcontract termination	(16,530)	—	(16,530)	—	—		—
Purchases of investments	(25,439)	—	(25,439)	(4,587)	—		(4,587)
Proceeds from sale of investments	24	—	24	46	—		46
Proceeds from notes receivable	—	—	—	425	—		425

Net cash used in investing activities	(393,724)	—	(393,724)	(231,440)	—		(231,440)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	1,003,629	—	1,003,629	865,472	—		865,472
Payments of long-term debt	(835,213)	—	(835,213)	(992,002)	—		(992,002)
Purchase of treasury shares	(115,804)	—	(115,804)	(14,849)	—		(14,849)
Excess tax benefit on stock-based compensation	9,480	(1,822)	7,658	—	—		—
Executive stock option settlement	(18,353)		(18,353)	—	—		—
Proceeds from stock options exercised	30,965	—	30,965	—	—		18,595
Proceeds from issuance of treasury shares	7,849	—	7,849	13,917	—		13,917

Net cash provided by (used in) financing Activities	82,553	(1,822)	80,731	(108,867)	—		(108,867)

Net increase (decrease) in cash and cash equivalents	44,578	—	44,578	(41,033)	—		(41,033)
Cash and cash equivalents at beginning of period	62,685	—	62,685	76,899	—		76,899

Cash and cash equivalents at end of period	$107,263	$—	$107,263	$35,866	$—		$35,866

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Balance Sheets
	At March 31,
	2006				2005
	As			As	As			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$174,877	$—		$174,877	$46,532	$—		$46,532
Accounts receivable, net	1,167,374	—		1,167,374	907,267	—		907,267
Prepaid expenses and other current assets	180,914	—		180,914	116,745	—		116,745

Total current assets	1,523,165	—		1,523,165	1,070,544	—		1,070,544

Property, equipment and software, net	818,247	—		818,247	601,580	—		601,580
Goodwill	2,395,320	—		2,395,320	2,129,160	—		2,129,160
Other intangibles, net	465,757	—		465,757	311,671	—		311,671
Other assets	185,254	—		185,254	94,876	—		94,876

Total assets	$5,387,743	$—		$5,387,743	$4,207,831	$—		$4,207,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,969	$—		$102,969	$59,664	$—		$59,664
Accrued compensation and benefits	158,390	—		158,390	111,163	—		111,163
Other accrued liabilities	445,449	—		445,449	333,349	—		333,349
Income taxes payable	5,267	—		5,267	14,740	—		14,740
Deferred taxes	25,552	—		25,552	39,842	—		39,842
Current portion of long-term debt	22,285	—		22,285	7,206	—		7,206
Current portion of unearned revenue	106,697	—		106,697	67,060	—		67,060

Total current liabilities	866,609	—		866,609	633,024	—		633,024

Senior Notes, net	499,348	—		499,348	—	—		—
Other long-term debt	865,960	—		865,960	390,889	—		390,889
Deferred taxes	299,800	(5,012	)(1)	294,788	231,715	(9,105	)(1)	222,610
Other long-term liabilities	203,700	37,287	(2)	240,987	116,466	29,919	(2)	146,385

Total liabilities	2,735,417	32,275		2,767,692	1,372,094	20,814		1,392,908

Stockholders’ equity:
Class A common stock	1,404	—		1,404	1,376	—		1,376
Class B convertible common stock	66	—		66	66	—		66
Additional paid-in capital	1,914,384	16,737	(3)	1,931,121	1,780,628	23,002	(3)	1,803,630
Accumulated other comprehensive income (loss), net	(15,983)	—		(15,983)	79	—		79
Retained earnings	2,291,392	(49,012)		2,242,380	1,905,220	(43,816)		1,861,404
Treasury stock at cost	(1,538,937)	—		(1,538,937)	(851,632)	—		(851,632)

Total stockholders’ equity	2,652,326	(32,275)		2,620,051	2,835,737	(20,814)		2,814,923

Total liabilities and stockholders’ equity	$5,387,743	$—		$5,387,743	$4,207,831	$—		$4,207,831

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Statements of Income
	Quarter ended March 31,
	2006				2005
	As			As	As			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated

Revenues	$1,314,455	$—		$1,314,455	$1,063,299	$—		$1,063,299

Operating expenses:
Cost of revenues:
Wages and benefits	643,651	551	(4)	644,202	452,794	1,450	(4)	454,244
Services and supplies	272,990	—		272,990	251,825	—		251,825
Rent, lease and maintenance	156,489	—		156,489	124,047	—		124,047
Depreciation and amortization	72,891	—		72,891	57,801	—		57,801
Other	20,303	—		20,303	4,893	—		4,893

Cost of revenues	1,166,324	551		1,166,875	891,360	1,450		892,810

Gain on sale of business	(2,717)	—		(2,717)	—	—		—
Other operating expenses	12,430	—		12,430	6,127	—		6,127

Total operating expenses	1,176,037	551		1,176,588	897,487	1,450		898,937

Operating income	138,418	(551)		137,867	165,812	(1,450)		164,362

Interest expense	14,967	823	(6)	15,790	3,688	369	(6)	4,057
Other non-operating expense (income), net	589	—		589	(466)	—		(466)

Pretax profit	122,862	(1,374)		121,488	162,590	(1,819)		160,771

Income tax expense	44,986	(498	)(7)	44,488	47,924	(658	)(7)	47,266

Net income	$77,876	$(876)		$77,000	$114,666	$(1,161)		$113,505

Earnings per share:
Basic	$0.63	$(0.01)		$0.62	$0.90	$(0.01)		$0.89

Diluted	$0.62	$(0.01)		$0.61	$0.88	$(0.01)		$0.87

Shares used in computing earnings per share:
Basic	124,347	—		124,347	127,568	—		127,568

Diluted(9)	126,319	62	(8)	126,381	130,229	201	(8)	130,430

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Statements of Income
	Nine months ended March 31,
	2006				2005
	As			As	As			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated

Revenues	$3,972,959	$—		$3,972,959	$3,136,767	$—		$3,136,767

Operating expenses:
Cost of revenues:
Wages and benefits	1,904,659	1,689	(4)	1,906,348	1,320,612	4,698	(4)	1,325,310
Services and supplies	869,651	—		869,651	777,893	—		777,893
Rent, lease and maintenance	475,202	—		475,202	364,164	—		364,164
Depreciation and amortization	211,415	—		211,415	167,706	—		167,706
Other	32,061	—		32,061	13,038	—		13,038

Cost of revenues	3,492,988	1,689		3,494,677	2,643,413	4,698		2,648,111

Gain on sale of business	(32,482)	—		(32,482)	—	—		—
Other operating expenses	43,278	—		43,278	17,577	—		17,577

Total operating expenses	3,503,784	1,689		3,505,473	2,660,990	4,698		2,665,688

Operating income	469,175	(1,689)		467,486	475,777	(4,698)		471,079

Interest expense	40,428	2,157	(6)	42,585	10,512	997	(6)	11,509
Other non-operating income, net	(5,786)	—		(5,786)	(1,808)	—		(1,808)

Pretax profit	434,533	(3,846)		430,687	467,073	(5,695)		461,378

Income tax expense	159,337	(1,395	)(7)	157,942	162,105	(2,061	)(7)	160,044

Net income	$275,196	$(2,451)		$272,745	$304,968	$(3,634)		$301,334

Earnings per share:
Basic	$2.20	$(0.02)		$2.18	$2.38	$(0.03)		$2.35

Diluted	$2.17	$(0.02)		$2.15	$2.33	$(0.03)		$2.30

Shares used in computing earnings per share:
Basic	124,879	—		124,879	128,048	—		128,048

Diluted(9)	126,806	62	(8)	126,868	131,081	181	(8)	131,262

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Statements of Cash Flows
	Nine months ended March 31,
	2006			2005
	As		As	As			As
	Reported	Adjustments	Restated	Reported	Adjustments		Restated

Cash flows from operating activities:
Net income	$275,196	$(2,451)	$272,745	$304,968	$(3,634)		$301,334

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,415	—	211,415	167,706	—		167,706
Provision for uncollectible accounts receivable	7,986	—	7,986	773	—		773
Gain on sale of business units	(32,482)	—	(32,482)	(70)	—		(70)
Deferred income tax expense	50,397	4,185 (1)	54,582	56,523	(630	)(1)	55,893
Excess tax benefit on stock-based compensation	(17,302)	3,234	(14,068)	—	—		—
Stock-based compensation expense	25,364	1,689 (4)	27,053	—	4,698	(4)	4,698
Tax benefit of stock options	—	—	—	20,612	—		20,612
Loss on early extinguishment of long-term debt	4,104		4,104	—			—
Asset Impairments	14,450	—	14,450	—	—		—
Other non-cash activities	10,317	—	10,317	9,020	—		9,020
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(41,591)	—	(41,591)	(16,633)	—		(16,633)
Increase in prepaid expenses and other current Assets	(15,399)	—	(15,399)	(17,660)	—		(17,660)
(Increase) decrease in other assets	5,959	—	5,959	(1,436)	—		(1,436)
Increase (decrease) in accounts payable	25,841	—	25,841	(14,606)	—		(14,606)
Decrease in accrued compensation and benefits	(20,387)	—	(20,387)	(28,557)	—		(28,557)
Decrease in other accrued liabilities	(106,214)	—	(106,214)	(49,217)	—		(49,217)
Increase in income taxes receivable/payable	32,837	—	32,837	3,774	—		3,774
Increase (decrease) in other long-term liabilities	(2,544)	(3,423)	(5,967)	10,319	(434)		9,885
Increase in unearned revenue	40,513	—	40,513	26,457	—		26,457

Total adjustments	193,264	5,685	198,949	167,005	3,634		170,639

Net cash provided by operating activities	468,460	3,234	471,694	471,973	—		471,973

Cash flows from investing activities:
Purchases of property, equipment and software, net	(290,108)	—	(290,108)	(170,185)	—		(170,185)
Additions to other intangible assets	(28,386)	—	(28,386)	(29,444)	—		(29,444)
Payments for acquisitions, net of cash acquired	(155,229)	—	(155,229)	(213,322)	—		(213,322)
Proceeds from divestitures, net of transaction costs	67,664	—	67,664	87	—		87
Intangibles acquired in subcontract termination	(16,530)	—	(16,530)	—	—		—
Purchases of investments	(25,456)	—	(25,456)	(6,604)	—		(6,604)
Proceeds from sale of investments	1,903	—	1,903	46	—		46
Proceeds from notes receivable	—	—	—	425	—		425

Net cash used in investing activities	(446,142)	—	(446,142)	(418,997)	—		(418,997)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	3,334,917	—	3,334,917	1,341,163	—		1,341,163
Payments of long-term debt	(2,759,272)	—	(2,759,272)	(1,342,456)	—		(1,342,456)
Purchase of treasury shares	(115,804)	—	(115,804)	(131,121)	—		(131,121)
Purchase of shares in Tender Offer	(466,071)	—	(466,071)	—	—		—
Excess tax benefit on stock-based compensation	17,302	(3,234)	14,068	—	—		—
Executive stock option settlement	(18,353)	—	(18,353)	—	—		—
Proceeds from stock options exercised	82,010	—	82,010	—	—		28,868
Proceeds from issuance of treasury shares	15,145	—	15,145	20,203	—		20,203

Net cash provided by (used in) financing activities	89,874	(3,234)	86,640	(83,343)	—		(83,343)

Net increase (decrease) in cash and cash equivalents	112,192	—	112,192	(30,367)	—		(30,367)
Cash and cash equivalents at beginning of period	62,685	—	62,685	76,899	—		76,899

Cash and cash equivalents at end of period	$174,877	—	$174,877	$46,532	—		$46,532

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Statements of Income
	Quarter ended June 30,
		2005
		As			As
	2006	Reported	Adjustments		Restated

Revenues	$1,380,702	$1,214,392	$—		$1,214,392

Operating expenses:
Cost of revenues:
Wages and benefits	661,694	547,371	1,363	(4)	548,734
Services and supplies	298,889	268,448	—		268,448
Rent, lease and maintenance	171,272	138,968	—		138,968
Depreciation and amortization	78,437	65,073	—		65,073
Other	7,568	10,649	—		10,649

Cost of revenues	1,217,860	1,030,509	1,363		1,031,872

Gain on sale of business	(425)	—	—		—
Other operating expenses	13,469	5,179	936	(5)	6,115

Total operating expenses	1,230,904	1,035,688	2,299		1,037,987

Operating income	149,798	178,704	(2,299)		176,405

Interest expense	25,782	8,084	593	(6)	8,677
Other non-operating income, net	(3,610)	(3,378)	—		(3,378)

Pretax profit	127,626	173,998	(2,892)		171,106

Income tax expense	41,565	63,021	(150	)(7)	62,871

Net income	$86,061	$110,977	$(2,742)		$108,235

Earnings per share:
Basic	$0.73	$0.88	$(0.02)		$0.86

Diluted	$0.72	$0.87	$(0.03)		$0.84

Shares used in computing earnings per share:
Basic	118,131	126,087	—		126,087

Diluted(9)	119,484	128,279	151	(8)	128,430

(1)	Deferred income taxes associated with additional stock-based compensation expense, net of reversals related to stock option exercises.

(2)	Additional income taxes payable associated with Section 162(m) deduction disallowances and accruals for related estimated penalties and interest.

(3)	Adjustments for additional stock-based compensation expense and excess tax benefits and adjustments related to Section 162(m) deduction disallowances on stock option exercises.

(4)	Stock-based compensation expense.

(5)	Estimated tax penalties associated with Section 162(m) deduction disallowances.

(6)	Estimated interest expense on Section 162(m) deduction disallowances.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)	Income tax benefits for additional stock-based compensation expense and estimated interest expense, offset by additional income tax expense related to certain Section 162(m) deduction disallowances.

(8)	Adjustment to dilutive shares resulting from changes in unrecognized compensation and excess tax benefits.

(9)	Basic earnings per share of common stock is computed using the weighted average number of our common shares outstanding during the periods. Diluted earnings per share is adjusted for the incremental shares that would be outstanding upon the assumed exercise of stock options. Shares used in computing diluted earnings per share includes the weighted average shares outstanding for the period used in calculating basic earnings per share, plus the dilutive effect of stock options outstanding during the period. Except for the second quarter of fiscal year 2005 in which all outstanding stock options were considered dilutive in our calculation, share dilution for all quarters presented excludes the effect of options outstanding that were considered antidilutive because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and windfall tax benefits.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

29.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), SFAS 158 amends SFAS 87, “Employers’ Accounting for Pensions”, SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. SFAS 158 requires employers to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. It also requires employers to measure plan assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. SFAS 158 is required to be adopted by entities with fiscal years ending after December 15, 2006. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

In September 2006, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Financial Accounting Standards Board Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” allows companies additional time beyond that provided in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” to determine the impact of the Act on its financial statements and provides guidance for the disclosure of the impact of the Act on the financial statements. This incentive expired June 30, 2006. We did not repatriate any amounts prior to the expiration of this provision, and accordingly, we have not recognized any income tax expense related to this repatriation provision.

30.	SUBSEQUENT EVENTS

Please see Note 2. Review of Stock Option Grant Practices and Note 24. Departure of Executive Officers in these Notes to Consolidated Financial Statements for discussions of our internal investigation of our stock option grant practices and subsequent

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

restatement of previously filed financial statements and the departure of our Chief Executive Officer and Chief Financial Officer as a result of that investigation.

Please see Note 13. Long-Term Debt for a discussion of the Alleged Default and Purported Acceleration of our Senior Notes and waiver, amendment and consents received for our Credit Facility.

On July 6, 2006, we amended our Term Loan Facility and borrowed an additional $500 million on July 6, 2006 and an additional $500 million on August 1, 2006. As a result of the increase to the facility, the Applicable Margin, as defined in the Credit Facility, increased to LIBOR plus 200 basis points. The borrowing rate under the Term Loan Facility as of January 12, 2007 was 7.36%. We used the proceeds of the Term Loan Facility increase to finance the purchase of shares of our Class A common stock under the June 2006 $1 billion share repurchase authorization and for the payment of transaction costs, fees and expenses related to the increase in the Term Loan Facility.

Following the Tender Offer, our credit ratings were downgraded by Moody’s and Standard and Poor’s, both to below investment grade. Standard & Poor’s further downgraded us to BB upon our announcement in June 2006 of the approval by our Board of Directors of a new $1 billion share repurchase plan. Fitch initiated its coverage of us in August 2006 at a rating of BB, except for our Senior Notes which were rated BB-. Standard & Poor’s downgraded our credit rating further, to B+, following our announcement on September 28, 2006 that we would not be able to file our Annual Report on Form 10-K for the period ending June 30, 2006 by the September 28, 2006 extended deadline.

In August 2006, we completed the June 2006 Board of Directors authorized share repurchase program of up to $1 billion of our Class A common stock. We purchased 19.9 million shares for an average price of $50.30 for approximately $1 billion. All of the shares repurchased under this authorization were retired as of the date of this report.

In August 2006, our Board of Directors authorized an additional share repurchase program of up to $1 billion of our Class A common stock. The program, which is open ended, will allow us to repurchase our shares on the open market, from time to time, in accordance with the requirements of SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. No repurchases have been made under this program as of the date of this filing. We expect to fund repurchases under this additional share repurchase program from borrowings under our Credit Facility.

In July 2006, we completed the acquisition of Primax Recoveries, Inc. (“Primax”), one of the industry’s oldest and largest health care cost recovery firms. The transaction was valued at approximately $40 million, plus related transaction costs excluding contingent consideration of up to $10 million based upon future financial performance and was funded from cash on hand and borrowings on our Credit Facility. We believe this acquisition expands our payor offering to include subrogation and overpayment recovery services to help clients improve profitability while maintaining their valued relationships with plan participants, employers and providers.

In October 2006, we completed the acquisition of Systech Integrators, Inc. (“Systech”), an information technology solutions company offering an array of SAP system integration and consulting services. Systech’s services include SAP consulting services, systems integration and custom application development and maintenance. The transaction was valued at approximately $65 million plus contingent payments of up to $40 million based on future financial performance. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility. We believe this acquisition will enhance our position as a comprehensive provider of SAP services across numerous markets.

On August 15, 2006, the Compensation Committee of the Board of Directors granted 2,091,500 options to employees under the 1997 Stock Incentive Plan. Based on executive management’s recommendation no stock option grants were made to corporate executive management pending substantive determination regarding corporate executive management’s actions in the matters related to the informal stock option investigation by the Securities and Exchange Commission and the grand jury subpoena issued by the United States District Court, Southern District of New York. However, the Compensation Committee of the Board of Directors agreed to grant options of 100,000 shares each to Ann Vezina, Chief Operating Officer, Commercial Solutions Group and Tom Burlin, Chief Operating Officer, Government Solutions Group, but those grants were deferred. The delay in the grants to Ms. Vezina and Mr. Burlin was necessary at the time because there were insufficient shares remaining in the 1997 Stock Incentive Plan to make the grants to Ms. Vezina and Mr. Burlin. Subsequent to August 15, 2006, there were a number of options granted under the 1997 Stock Incentive

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Plan that terminated, which options then became available to grant to other employees, including Ms. Vezina and Mr. Burlin as discussed below.

Because of the investigation into our stock option grant practices, we were unable to timely file our Annual Report on Form 10-K and our Annual Meeting of Stockholders was delayed, and the regularly scheduled meeting of our Board of Directors that was to have occurred in November 2006 was focused solely on stock option investigation matters and any other matters for consideration were deferred. Under our stock option granting policy (See Item 11, Part III), the day prior to or the day of that regularly scheduled November Board meeting, the Compensation Committee could have granted options to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition. On the morning of December 9, 2006 the Compensation Committee met to discuss whether options, which were now available under the 1997 Stock Incentive Plan, should be granted to new hires, employees receiving a grant in connection with a promotion, or persons who became ACS employees as a result of an acquisition. After consideration of the fact that options would have been granted in November, if the regularly scheduled Board meeting had not deferred consideration of matters other than the stock option investigation, the Compensation Committee met on December 9, 2006 and, as a result of their actions at that meeting, a grant of 692,000 shares was made to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition, with such grants including 140,000 shares to Lynn Blodgett, who had been promoted to President and Chief Executive Officer; 75,000 shares to John Rexford who had been promoted to Executive Vice President and Chief Financial Officer and named a director; and 100,000 shares each to Ms. Vezina and Mr. Burlin. Which grants were in recognition of their recent promotions to Chief Operating Officers of the Commercial and Government Segments, respectively, and had been approved by the Compensation Committee on August 15, 2006 but were deferred until shares were available for grant.

In the second quarter of fiscal year 2007, we were notified by DDH Aviation, Inc., a corporate airplane brokerage company in which our Chairman owns a majority interest, of their intent to wind down operations; therefore, we recorded a charge of $0.6 million related to the unused prepaid charter flights. We anticipate that the administrative services we currently provide to DDH will cease prior to June 30, 2007 as a result of the wind down of the DDH operations. Please see Note 22 for a further discussion of our transactions with DDH.

The CSB contract is our largest contract. We have provided loan servicing for the Department of Education’s Direct Student Loan program for over ten years. In 2003 the Department conducted a competitive procurement for its “Common Services for Borrowers” initiative (“CSB”). CSB was a modernization initiative which integrated a number of services for the Department, allowing the Department to increase service quality while saving overall program costs. In November 2003 the Department awarded us the CSB contract. Under this contract we provide comprehensive loan servicing, consolidation loan processing, debt collection services on delinquent accounts, IT infrastructure operations and support, maintenance and development of information systems, and portfolio management services for the Department of Education’s Direct Student Loan program. We are also developing software for use in delivering these services. The CSB contract has a 5-year base term which began in January 2004 and provides the Department of Education five one-year options to extend after the base term. We estimate that our revenues from the CSB contract will exceed $1 billion in total over the base term of the contract. Annual revenues from this contract represent approximately 4% of our fiscal year 2006 revenues.

Through December 31, 2006 our capitalized expenditures for software development under the CSB contract have totaled approximately $113 million, of which approximately $38 million has been implemented with the current production system. Our model for development of software under the CSB contract may change and we may only be able to use a portion of the uncompleted software with the current production system. As a result, we may incur a material, non-cash, impairment of a portion of our remaining capitalized software development costs, which aggregate approximately $75 million. However, we currently cannot determine the amount, if any, of this potential impairment of our capitalized development costs.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Stock Option Investigation
As discussed in Notes 2 and 24 to our Consolidated Financial Statements, our internal investigation of our stock option grant practices resulted in the restatement of certain previously filed annual and quarterly financial statements and the resignation of our Chief Executive Officer and Chief Financial Officer.

Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our current principal executive officer and current principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation our management, including our current Chief Executive Officer and current Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2006 because of the material weaknesses described below, in Management’s Report on Internal Control over Financial Reporting. Notwithstanding the material weaknesses described below, our current management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting can not provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal controls over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in Note 4 to the Consolidated Financial Statements, in December 2005 we acquired the Transport Revenue division of Ascom AG (“Transport Revenue”). We have excluded the Transport Revenue business from the scope of our assessment of our internal control over financial reporting as of June 30, 2006. The Transport Revenue business’ total revenues and total assets represent 2.3% and 4.8%, respectively of the related consolidated financial statement amounts as of and for the year ended June 30, 2006.

Also as discussed in Note 4 to the Consolidated Financial Statements, in May 2006, we completed the acquisition of Intellinex, LLC. We have excluded the Intellinex LLC business from the scope of our assessment of our internal control over financial reporting as of June 30, 2006. The Intellinex LLC business’ total revenues and total assets represent 0.1% and 1.6%, respectively of the related consolidated financial statement amounts as of and for the year ended June 30, 2006.

Management, including our current Chief Executive Officer and current Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2006 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has determined that we have the following material weaknesses in our internal control over financial reporting as of June 30, 2006:

1. Control environment. We did not maintain an effective control environment based on criteria established in the COSO framework. Specifically, we did not (i) maintain controls adequate to prevent or detect instances of override or intervention of our controls or misconduct by certain former members of senior management and (ii) adequately monitor certain of our control practices and foster a consistent and open flow of information and communication between those initiating transactions and those responsible for their financial reporting. This lack of an effective control environment permitted certain former members of senior management to override certain controls resulting in stock-based compensation awards not being properly accounted for or disclosed in our consolidated financial statements and contributing to the need to restate certain of our previously filed annual and quarterly financial statements. These included:

a. Stock-based compensation. In a significant number of cases Mr. Rich (our Chief Executive Officer from August 2002 until his resignation September 29, 2005), Mr. King (our Chief Executive Officer from September 2005 through November 26, 2006), and/or Mr. Edwards (our Chief Financial Officer from March 2001 through November 26, 2006) used hindsight to select favorable grant dates during the limited time periods after the Chairman of the Board had given the officers his authorization to proceed to prepare the paperwork for the option grants and before formal grant documentation was submitted to the applicable compensation committee. Additionally, recommendation memoranda attendant to these grants were intentionally misdated at the direction of Mr. Rich, Mr. King, and/or Mr. Edwards to make it appear as if the memoranda had been created at or about the time of the chosen grant date, when in fact, they had been created afterwards. As a result, stock options were awarded at prices that were at, or near, the quarterly low and the Company effectively granted “in the money” options without recording the appropriate compensation expense.

b. The certification of the financial statements. With respect to our May 2006 Form 10-Q, the investigation concluded that Note 3 to the Consolidated Financial Statements which stated, in part, that we did “not believe that any director or officer of the Company has engaged in the intentional backdating of stock option grants in order to achieve a more advantageous exercise price,” was inaccurate because, at the time the May 2006 Form 10-Q was filed, Mr. King and Mr. Edwards either knew or should have known that we awarded options through a process in which favorable grant dates were selected with the benefit of hindsight in order to achieve a more advantageous exercise price and that the term “backdating” was readily applicable to our option grant process. Neither Mr. King nor Mr. Edwards told our directors, outside counsel or independent accountants that our stock options were often granted by looking back and taking advantage of past low prices. Instead, both Mr. King, and Mr. Edwards attributed the disparity between recorded grant dates and the creation dates of the paperwork attendant to the stock option grants to other factors that did not involve the use of hindsight.

As a result, this control environment material weakness resulted in the restatement of our consolidated financial statements for each of the fiscal years 2005 and 2004, each of the quarters of fiscal year 2005, as well as each of the first three quarters of fiscal year 2006. Additionally, this control environment material weakness could result in misstatements of any of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

The material weakness in our control environment contributed to the existence of the following additional material weakness.

2. Controls over stock-based compensation expense. We did not maintain effective controls over the completeness, valuation, presentation and disclosure of stock-based compensation expense. Specifically, we did not have an effective control designed and in place over the establishment of the appropriate measurement date for determining compensation expense under APB 25 and SFAS 123(R). As a result, this control deficiency resulted in the misstatement of our stock-based compensation expense, additional paid-in capital accounts, related income tax accounts, retained earnings, related financial disclosures and resulted in the restatement of our consolidated financial statements for each of the fiscal years 2005 and 2004, each of the quarters of fiscal year 2005, as well as each of the first three quarters of fiscal year 2006. Additionally, this control deficiency could result in misstatements of the aforementioned financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

As a result of the material weaknesses described above, our current Chief Executive Officer and current Chief Financial Officer have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2006, based on the criteria in the Internal Control-Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Their report appears under Item 8.

Remediation of the Material Weaknesses in Internal Control over Financial Reporting
To remediate the material weaknesses noted above, we either have implemented, or are in the process of implementing, the following changes in our internal controls:

•	After reviewing the results of the investigation to date, our Board of Directors determined that it would be appropriate to accept the resignations of Mr. King and Mr. Edwards. Our Board of Directors has since appointed a new Chief Executive Officer and Chief Financial Officer.

•	Adhering to the practice of making annual grants on a date certain and through board or committee meetings, and not through a unanimous written consent process.

•	Designating internal legal and accounting staffs to oversee the documentation and accounting of all grants of stock options or restricted stock.

•	Monitoring industry and regulatory developments in stock option and restricted stock awards and implementing and maintaining best practices with respect to grants of stock options or restricted stock.

Changes in Internal Control over Financial Reporting
Subsequent to March 31, 2006, we have changed our stock option grant procedures to require that all future grants will be contemporaneously approved in formal meetings of the compensation committee (or Board of Directors for grants to our independent directors.) There were no stock option grants issued for the period April 1, 2006 through June 30, 2006.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table lists the name and principal occupation of each director and the year in which each such person was first elected as a director, as of December 31, 2006.

		Served as
Name	Principal Occupation	Director Since

Darwin Deason	Chairman of the Board	1988
Lynn R. Blodgett	President and Chief Executive Officer	2005
John H. Rexford	Executive Vice President and Chief Financial Officer	2006
Joseph P. O’Neill	President and Chief Executive Officer, Public Strategies Washington, Inc.	1994
Frank A. Rossi	Chairman, FAR Holdings Company, L.L.C.	1994
J. Livingston Kosberg	Investor	2003
Dennis McCuistion	President, McCuistion & Associates, Inc.	2003

Business Experience of each Director

Set forth below is certain information with respect to each of the directors.

Darwin Deason, age 66, has served as our Chairman of the Board since our formation in 1988. Mr. Deason also served as Chief Executive Officer from our formation until February 1999. Prior to our formation, Mr. Deason spent 20 years with MTech Corp., a data processing subsidiary of MCorp, a bank holding corporation based in Dallas, Texas, serving as MTech’s Chief Executive Officer and Chairman of the Board from 1978 until April 1988, and also serving on the boards of various subsidiaries of MTech and MCorp.

Lynn R. Blodgett, age 52, has served as President and Chief Executive Officer since November 2006 and has served as a director since September 2005. Mr. Blodgett previously served as Executive Vice President and Chief Operating Officer from September 2005 to November 2006. Prior to that time he had served as Executive Vice President and Group President — Commercial Solutions since July 1999. From March 1990 until July 1999 Mr. Blodgett served as President of ACS Business Process Solutions, Inc. (formerly Unibase Technologies, Inc., an entity that we acquired in 1996).

John H. Rexford, age 50, has served as Executive Vice President and Chief Financial Officer and has been a director since November 2006. Prior to that time he had served as Executive Vice President Corporate Development since March 2001. Prior to that date Mr. Rexford served as a Senior Vice President in our mergers and acquisitions area from November 1996 until March 2001. For the period from November 1986 until November 1996, Mr. Rexford served in various capacities with Citicorp North America, Inc.

Joseph P. O’Neill, age 59, has served as a director since November 1994. Mr. O’Neill has served as President and Chief Executive Officer of Public Strategies Washington, Inc., a public affairs and consulting firm, since March 1991, and from 1985 through February 1991 he served as President of the National Retail Federation, a national association representing United States retailers.

Frank A. Rossi, age 69, has served as a director since November 1994. Mr. Rossi has served as Chairman of FAR Holdings Company, L.L.C., a private investment firm, since February 1994. Prior to that Mr. Rossi was employed by Arthur Andersen & Co. for over 35 years and, prior to his retirement in 1994, Mr. Rossi served in a variety of capacities for Arthur Andersen, including Managing Partner/Chief Operating Officer and as a member of the firm’s Board of Partners and Executive Committee.

J. Livingston Kosberg, age 70, has served as a director since September 2003. Mr. Kosberg previously served as a director from 1988 through 1991. Mr. Kosberg has been involved in a variety of industries including healthcare, finance, and construction and currently serves as an advisor to several investment funds. Since July 2004, Mr. Kosberg has been serving as a director of U.S. Physical Therapy, Inc. which operates outpatient physical and occupational therapy clinics. U.S. Physical Therapy is a publicly-traded company whose predecessor Mr. Kosberg founded in 1990 and for which he served as CEO from its inception until May 1995, as Chairman of the Board until May 2001, previously as a director until February 2002 and as interim Chief Executive Officer from July 2004 until October 2004.

Dennis McCuistion, age 64, has served as a director since September 2003. For the past 29 years, Mr. McCuistion has been President of McCuistion & Associates, providing consulting services to banks and businesses. Since 1990, Mr. McCuistion has served as executive producer and host of the nationally syndicated, award-winning McCuistion Program on PBS. Mr. McCuistion has also been an instructor for the American Institute of Banking for more than twenty years, and has been a faculty member for the Graduate School of Banking of the South, the Graduate School of Banking in Madison, Wisconsin, and the Southwestern Graduate School of Banking at Southern Methodist University. He is also a member of the National Association of Corporate Directors and the International Association of Facilitators. Mr. McCuistion also serves as a director of Cano Petroleum, Inc., a publicly traded company in the secondary oil recovery business. He serves as a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of Cano Petroleum.

Except as set forth above, none of the above directors holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of the Securities Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Executive Officers

In addition to Messrs. Deason, Blodgett and Rexford, the following were executive officers as of December 31, 2006:

Name	Position with the Company

Tom Burlin	Chief Operating Officer — Government Solutions Group
William L. Deckelman, Jr.	Executive Vice President, Corporate Secretary and General Counsel
Ann Vezina	Chief Operating Officer — Commercial Solutions Group

Business Experience of each Executive Officer

Tom Burlin, age 48, has served as Executive Vice President and Group President — Government Solutions Group since June 2005 and as Chief Operating Officer — Government Solutions Group since December 2006. From July 1979 to May 2005, Mr. Burlin was employed by International Business Machines Corporation, most recently as their General Manager and Partner — US Federal and Global Government.

William L. Deckelman, Jr., age 49, has served as Executive Vice President, Corporate Secretary and General Counsel since March 2000. From March 2000 until September 2003 Mr. Deckelman served as one of our directors. From May 1995 to March 2000 Mr. Deckelman was in private law practice, and was a stockholder in the law firm of Munsch Hardt Kopf & Harr, P.C. in Austin, Texas from January 1996 until March 2000. Previously, Mr. Deckelman served as our Executive Vice President, Secretary and General Counsel from November 1993 until May 1995 and as our Senior Vice President, Secretary and General Counsel from February 1989 through November 1993.

Ann Vezina, age 43, has served as Executive Vice President and Group President — Commercial Solutions Group since March 2006 and Chief Operating Officer — Commercial Solutions Group since December 2006. Prior to that date Ms. Vezina served as a Managing Director, Business Process Solutions from May 2003. From July 1985 until May 2003, Ms Vezina served in various capacities with Electronic Data Systems and was a Client Sales Manager at the time she departed EDS in May 2003.

Corporate Governance

Director Independence
On February 3, 2004, our Board of Directors restated our Director Independence Standards to be consistent with the independence standards set forth in Section 303A.02 of the New York Stock Exchange listing standards. The Board has made an affirmative determination that Messrs. J. Livingston Kosberg, Dennis McCuistion, Joseph P. O’Neill and Frank A. Rossi are independent and have no material relationship with the Company. A copy of the Director Independence Standards can be located on our web site at www.acs-inc.com under the Investor Relations and Corporate Governance captions.

Corporate Governance Guidelines
Our Corporate Governance Guidelines are available on our web site at www.acs-inc.com under the Investor Relations and Corporate Governance captions. Our Corporate Governance Guidelines are also available free of charge to any stockholder upon written request to 2828 North Haskell Avenue, Dallas, Texas 75204, Attention: William L. Deckelman, Jr., Corporate Secretary.

Code of Conduct
We are dedicated to earning the trust of our clients and investors and our actions are guided by the principles of honesty, trustworthiness, integrity, dependability and respect. Our Board of Directors has adopted a Code of Ethical Business Conduct that applies to all employees and directors and a Code of Ethics for Senior Financial Officers that applies to designated financial officers, including the CEO. Both of these codes are posted on our web site at www.acs-inc.com under the Investor Relations and Corporate Governance captions. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for Senior Financial Officers, if any, by posting such information on our web site at www.acs-inc.com under the Investor Relations and Corporate Governance captions. Our Code of Ethical Business Conduct and our Code of Ethics for Senior Financial Officers are also available free of charge to any stockholder upon written request to 2828 North Haskell Avenue, Dallas, Texas 75204, Attention: William L. Deckelman, Jr., Corporate Secretary.

Executive Sessions and Lead Independent Director
In compliance with the requirements of the New York Stock Exchange, our Corporate Governance Guidelines require the non-management directors to meet at least twice annually in regularly scheduled executive sessions. Mr. O’Neill, as Lead Independent Director, presides over non-management director executive sessions.

Stockholder and Interested Party Communications
Stockholders and other interested parties may communicate with the Board of Directors, the presiding director of the executive sessions or the non-management directors as a group by submitting an e-mail to director@acs-inc.com or by sending a written communication to: ACS Board of Directors, Affiliated Computer Services, Inc., Box #100-411, 1220 L Street, NW, Washington, DC 20005. Stockholders and other interested parties may also call toll free and leave a message for the Board of Directors, the presiding director or the non-management directors at (866) 414-3646.

Board of Directors and Board Committees
During fiscal year 2006, we had four standing committees of the Board of Directors, including the Audit Committee, the Compensation Committee, the Special Transaction Committee and the Nominating and Corporate Governance Committee. The charters for each committee are available on our web site at www.acs-inc.com under the Investor Relations and Corporate Governance captions.

Audit Committee
Our Audit Committee consists of four independent directors (Messrs. Rossi (Chairman), O’Neill, Kosberg and McCuistion). All of such Audit Committee members are independent as defined in the current New York Stock Exchange listing standards. Upon consideration of the attributes of an audit committee financial expert as set forth in Section 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission, the Board of Directors determined that Mr. Rossi (i) possessed those attributes through his years of public accounting experience and he was designated as the Audit Committee Financial Expert and (ii) is “independent” as that term is defined in Item 7(d)(3)(iv)(A) of Schedule 14A under the Exchange Act.

The Audit Committee of the Board of Directors is responsible for:

•	monitoring the integrity of our consolidated financial statements;

•	monitoring our system of internal controls and the independence and performance of our internal auditors; and

•	appointing and monitoring our independent registered public accounting firm.

The Audit Committee operates under a written charter that was restated by the Board of Directors on May 25, 2006, which is available on our web site at www.acs-inc.com under the Investor Relations and Corporate Governance captions. Our Audit Committee Charter is also available free of charge to any stockholder upon written request to 2828 North Haskell Avenue, Dallas, Texas 75204, Attention: William L. Deckelman, Jr., Corporate Secretary.

Compensation Committee
The Compensation Committee consists of two independent directors (Messrs. Kosberg and O’Neill). Mr. Kosberg served as the Chairman of the Compensation Committee throughout fiscal year 2006. All of such Compensation Committee members are independent as defined in the current New York Stock Exchange listing standards. The Compensation Committee is responsible for:

•	recommending to the Board of Directors policies and plans concerning the salaries, bonuses and other compensation of our executive officers (including reviewing the salaries of the executive officers and recommending bonuses and other forms of additional compensation for the executive officers);

•	compliance with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), with respect to the review of compensation to executive officers whose annual compensation exceeds $1 million so that such amounts may be deductible by us for federal income tax purposes; and

•	the grant of all awards under the stock option plans (other than those to independent directors).

A copy of the restated Compensation Committee Charter approved by the Board of Directors on February 3, 2004 is available on our web site at www.acs-inc.com under the Investor Relations and Corporate Governance captions and was previously attached as Appendix D to our definitive proxy statement for our 2004 annual stockholders meeting filed with the Securities and Exchange Commission on September 27, 2004. Our Compensation Committee Charter is also available free of charge to any stockholder upon written request to 2828 North Haskell Avenue, Dallas, Texas 75204, Attention: William L. Deckelman, Jr., Corporate Secretary.

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee consists of two independent directors (Messrs. McCuistion and O’Neill). Mr. McCuistion served as the Chairman of the Nominating and Corporate Governance Committee throughout fiscal year 2006. The Nominating and Corporate Governance Committee is responsible for considering, evaluating and recommending to the Board the slate of director nominees.

On September 11, 2003, our Board of Directors approved the Nominating and Corporate Governance Committee Charter, a copy of which is available on our web site at www.acs-inc.com under the Investor Relations and Corporate Governance captions and was previously attached as Appendix E to our definitive proxy statement for our 2004 annual stockholders meeting filed with the Securities and Exchange Commission on September 27, 2004. Our Nominating and Corporate Governance Committee Charter is also available free of charge to any stockholder upon written request to 2828 North Haskell Avenue, Dallas, Texas 75204, Attention: William L. Deckelman, Jr., Corporate Secretary.

Special Transaction Committee
The Special Transaction Committee, which was formed in August 1997 and on which Mr. Deason serves, has the responsibility of considering, evaluating, and approving the terms of potential transactions resulting in the acquisition of assets, businesses, or stock of third parties for cash, our Class A common stock, or other consideration with a dollar value of up to $100,000,000. The Special Transaction Committee has delegated to the Chief Executive Officer the authority to consider, evaluate, and approve the terms of potential transactions resulting in the acquisition of assets, businesses, or stock of third parties for cash or other consideration with a dollar value of up to $50,000,000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and persons who beneficially own more than 10% of our outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock held by such persons. These persons are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and without further inquiry, all required forms for fiscal year 2006 were filed on time except that William L. Deckelman, Jr., our Executive Vice President, General Counsel and Corporate Secretary, filed a Form 4 on February 1, 2006 with respect to the transfer of 1,904 shares on August 22, 2005, which transfer occurred as the result of a change of elections made by Mr. Deckelman in the Company’s 401(k) Plan.

ITEM 11.	EXECUTIVE COMPENSATION

Director’s Compensation

Directors who are employees of ACS receive no compensation for their services as a Director. In fiscal year 2006, our non-management directors were eligible to receive the following compensation for their services:

Fiscal Year 2006

• Independent Director Annual Retainer	$45,000
• Lead Independent Director Annual Retainer	$15,000
• Audit Committee Chair Annual Retainer	$15,000
• Nominating & Corporate Governance Committee Chair Annual Retainer	$5,000
• Compensation Committee Chair Annual Retainer	$5,000
• Board Meeting (in person)	$2,000
• Board Meeting (telephonic)	$1,000
• Audit Committee Meeting (in person)	$2,000
• Audit Committee Meeting (telephonic)	$1,000
• Annual Stock Option Grant	7,500 shares
• Initial Stock Option Grant	20,000 shares

In fiscal year 2006, a payment of $75,000 was made to Mr. O’Neill and payments of $60,000 each were made to Messrs. Rossi, Kosberg and McCuistion in recognition of the time and effort expended by them as members of the special committee, and in Mr. O’Neill’s case, as chairman of that committee, in evaluating the unsolicited discussions with a group of private equity investors regarding a possible sale of the Company.

Based on a study performed by an independent consultant, the Compensation Committee has recommended and the Board has approved the same levels of compensation for our non-management directors in fiscal year 2007, provided, however, on January 22, 2007, the Board of Directors, on recommendation of the Compensation Committee, approved an increase in the Initial Stock Option Grant from 20,000 shares to 40,000 shares.

Mr. O’Neill currently holds options to purchase an aggregate of 92,500 shares of our Class A common stock, of which 75,500 of such options are vested and exercisable as of December 31, 2006. Mr. Rossi currently holds options to purchase 32,500 shares of our Class A common stock, of which 15,500 of such options are vested and exercisable as of December 31, 2006. Mr. Kosberg currently holds options to purchase an aggregate of 32,500 shares of our Class A common stock, 13,500 of which are vested and exercisable as of December 31, 2006. Mr. McCuistion currently holds options to purchase an aggregate of 32,500 shares of our Class A common stock, 13,500 of which are vested and exercisable as of December 31, 2006.

Pursuant to our Executive Benefit Plan, as amended, directors are also eligible for reimbursement up to $1,000 annually for any physical examination for the director performed by a designated physician or other licensed physician of their choice.

Summary of Named Executive Officers’ Cash and Other Compensation

The following table sets forth certain information regarding compensation paid for all services rendered to us in all capacities during fiscal years 2006, 2005, and 2004 by our Chief Executive Officer, our four other of our most highly compensated executive officers whose total annual salary and bonus exceeded $100,000, based on salary and bonuses earned during fiscal year 2006 and a former CEO who also resigned during fiscal year 2006 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

						Long-Term Compensation
						Awards
		Annual Compensation					Securities	Payouts
				Other Annual		Restricted	Underlying	LTIP	All Other
		Salary	Bonus	Compensation		Stock Award(s)	Options/	Payouts	Compensation
Name and Principal Position	Year	($)	($)	($) (1)		($)(2)	SARs (#)	($)(3)	($)

Darwin Deason	2006	845,447	—	252,102	(4)	—	—	—	6,884	(5)
Chairman of the Board	2005	803,982	1,058,989	161,791		—	—	—	6,102
	2004	779,470	1,733,327	154,278		—	300,000	—	5,500
Mark A. King	2006	687,316	—	65,814	(7)	—	—	—	4,030	(8)
President & Chief Executive	2005	550,000	507,114	—		—	375,000	—	3,719
Officer(6)	2004	550,000	856,134	—		—	100,000	—	3,598
Lynn Blodgett	2006	554,998	—	—		—	—	—	1,209	(10)
Executive Vice President and	2005	450,000	355,639	—		—	300,000	—	875
Chief Operating Officer(9)	2004	375,000	500,338	—		—	100,000	—	644
Warren D. Edwards	2006	470,243	—	—		—	—	—	3,195	(12)
Executive Vice President and	2005	450,000	237,092	—		—	200,000	—	3,359
Chief Financial Officer(11)	2004	350,000	466,982	—		—	75,000	—	3,051
Tom Burlin	2006	350,000	150,000	—		—	—	—	663	(13)
President and Group	2005	13,462	50,000	—		—	100,000	—	—
Executive Vice President —	2004	—	—	—		—	—	—	—
Government Solutions
Former Officer:
Jeffrey A. Rich	2006	793,470	—	22,576,186	(15)	—	—	—	5,793	(16)
Chief Executive Officer(14)	2005	750,000	790,308	160,364		—	500,000	—	5,430
	2004	750,000	1,334,235	150,363		—	—	—	4,158

(1)	As permitted by SEC rules, this column excludes perquisites and other personal benefits for the Named Executive Officer if the total incremental cost in a given year did not exceed the lesser of $50,000 or 10% of such officer’s combined salary and bonus for that year. Other Annual Compensation includes medical, auto, and tax and estate planning perquisites as well as non-business use of corporate aircraft. In proxy statements for fiscal year 2004 (and prior years) we reported non-business use of corporate aircraft using the Standard Industry Fare Level (SIFL) tables published by the Internal Revenue Service. The SIFL tables are used to determine the amount of compensation income that is imputed to the executive for tax purposes for non-business use of corporate aircraft. The SEC requires that we use a methodology based on the incremental cost to us of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar/parking costs and other similar variable costs to determine the cost of non-business use of corporate aircraft. Compensation related to non-business use of corporate aircraft reflected in this table for fiscal year 2004 has been adjusted based on this methodology. Since the corporate aircraft are primarily used for business travel, we do not include the fixed costs that do not change based on usage, such as pilots’ salaries, the purchase costs of any company-owned aircraft, and the cost of maintenance not related to trips. For this table we have recalculated the incremental cost of non-business use of corporate aircraft for all named executives in previously reported years using the new methodology.

(2)	We did not grant any restricted stock awards or stock appreciation rights (“SARs”) to the Named Executive Officers during fiscal years 2006, 2005 or 2004.

(3)	We did not grant any long-term incentive plan payouts to the Named Executive Officers during fiscal years 2006, 2005 or 2004.

(4)	Represents $199,887 in non-business use of corporate aircraft, $9,073 in auto expense and $43,142 in medical costs. We maintain an overall security program for our Chairman of the Board and company founder, Mr. Deason, due to business-related security concerns. Mr. Deason is provided with security systems and equipment as well as security advice and personal protection services. The cost of these systems and services are incurred as a result of business-related concerns and are not maintained as perquisites or otherwise for the personal benefit of Mr. Deason. As a result, we have not included such costs in the column “Other Annual Compensation,” but rather note them here as follows: $477,364 for 2006, $483,880 for 2005, and $381,378 for 2004. With regard to the personal protection services, other executive officers and members of our Board of Directors receive the incidental benefit of these services when attending a meeting or other function at which Mr. Deason is also present; such incidental benefit has not been calculated or allocated for purposes of this table.

(5)	Represents $6,884 in life insurance premiums.

(6)	Mr. King was named our President and Chief Executive Officer effective as of September 29, 2005. Mr. King’s annual base salary for fiscal year 2006 was $750,000 effective October 1, 2005. Mr. King resigned as a director and President and Chief Executive Officer effective as of November 26, 2006.

(7)	Represents $34,556 in non-business use of corporate aircraft, $22,186 in medical costs, and $9,072 in LTD insurance premiums.

(8)	Represents $2,750 in matching 401(k) payments and $1,280 in life insurance premiums.

(9)	Mr. Blodgett was named our Executive Vice President and Chief Operating Officer effective as of September 29, 2005, and our President and Chief Executive Officer effective as of November 26, 2006. Mr. Blodgett’s annual base salary for fiscal year 2006 was $600,000 effective October 1, 2005.

(10)	Represents $1,209 in life insurance premiums.

(11)	Mr. Edwards resigned as Executive Vice President and Chief Financial Officer effective as of November 26, 2006.

(12)	Represents $2,750 in matching 401(k) payments and $445 in life insurance premiums.

(13)	Represents $663 in life insurance premiums.

(14)	Mr. Rich resigned as a director and Chief Executive Officer effective as of September 29, 2005.

(15)	Represents $22,453,613 from stock option repurchases and termination payments (See discussion in the section entitled “Severance Agreements for Executive Officers”); $101,689 in non-business use of corporate aircraft, $10,762 in medical costs, and $10,122 in LTD insurance premiums.

(16)	Represents $4,698 in matching 401(k) payments and $1,095 in life insurance premiums.

There were no stock options or SARs granted during the fiscal year ended June 30, 2006 to the Named Executive Officers. As discussed in detail in the section entitled “Severance Agreements with Executive Officers” below, all unvested options held by Mr. Rich as of September 29, 2005 were terminated.

At its May 2006 Board Meeting, our directors adopted a new policy regarding stock option grants. That policy provides that all future proposed stock option grants to employees will be considered by the Compensation Committee at a formal meeting. A formal meeting to approve option grants to employees will be held on August 15th of each year. A formal meeting to approve option grants to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition will be held on the day prior to or the day of the regularly scheduled quarterly board meeting. The date of the formal meeting at which a grant is approved shall be the option grant date. Minutes of those meetings will be retained in the Compensation Committee records. All future proposed grants to directors, who are not employees, will be considered by the Board of Directors at a formal meeting. A formal meeting to approve annual grants to directors who are not employees will be made at the first regularly scheduled board meeting following August 15th of each year. If a new director is added to the Board, an initial grant of stock options may be made at that time by the Board. The minutes of the Board meeting will reflect the action taken by the Board with respect to the option grants considered. The exercise price for each approved grant shall not be less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant which shall be determined by reference to the closing price for such stock on such date on the New York Stock Exchange. If the Compensation Committee meeting occurs on a weekend or national holiday, the exercise price for that grant will be the closing price of the Company’s Class A Common Stock on the last trading day immediately preceeding the date of the Compensation Committee meeting.

Under our stock option granting policy, the day prior to or the day of that regularly scheduled November 2006 Board meeting, the Compensation Committee could have granted options to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition. On the morning of December 9, 2006, the Compensation

Committee met to discuss whether options, which were now available under the 1997 Stock Incentive Plan, should be granted to new hires, employees receiving a grant in connection with a promotion, or persons who became ACS employees as a result of an acquisition. After consideration of the fact that options would have been granted in November, if the regularly scheduled Board meeting had not deferred consideration of matters other than the stock option investigation, the Compensation Committee met on December 9, 2006 and, as a result of their actions at that meeting, a grant of 692,000 shares was made to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition, with such grants including 140,000 shares to Lynn Blodgett, who had been promoted to President and Chief Executive Officer; 75,000 shares to John Rexford who had been promoted to Executive Vice President and Chief Financial Officer and named a director; and 100,000 shares each to Ms. Vezina and Mr. Burlin. Which grants were in recognition of their recent promotions to Chief Operating Officers of the Commercial and Government Segments, respectively, and had been approved by the Compensation Committee on August 15, 2006 but were deferred until shares were available for grant.

The following table provides information related to options exercised by the Named Executive Officers during fiscal year 2006 and the number and value of options held at fiscal year end. We do not have any SARs outstanding.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 2006
AND JUNE 30, 2006 OPTION/SAR VALUES

						Value of Unexercised
			Number of Securities Underlying Unexercised			In-the-Money
	Shares	Value	Options/SARs at			Options/SARs at
	Acquired on	Realized	June 30, 2006 (#) (2)			June 30, 2006 ($) (2) (3)
Name	Exercise (#)	($) (1)	Exercisable	Unexercisable		Exercisable	Unexercisable

Darwin Deason	—	—	360,000	690,000	(4)	$5,709,600	$12,071,213
Mark A. King(5)	—	—	703,000	440,000		16,155,805	2,045,800
Lynn Blodgett	—	—	302,600	344,400		5,331,670	1,330,480
Warren D. Edwards(6)	—	—	230,000	225,000		4,005,575	818,350
Tom Burlin	—	—	20,000	80,000		16,000	64,000
Former Officer:
Jeffrey A. Rich(7)	610,000	18,353,613	—	—		—	—

(1)	Represents the value realized upon exercise calculated as the number of options exercised times the difference between the actual stock trading price on the date of exercise and the exercise price.

(2)	We do not have any SARs outstanding.

(3)	Represents the value of unexercised options calculated as the number of unexercised options times the difference between the closing price at June 30, 2006 of $51.61 and the exercise price.

(4)	Of these options, 450,000 have been designated as integrated stock options to fund Mr. Deason’s Supplemental Executive Retirement Agreement.

(5)	Mr. King resigned as a director and President and Chief Executive Officer effective as of November 26, 2006. See discussion in the section entitled “Severance Agreements for Executive Officers” below.

(6)	Mr. Edwards resigned as Executive Vice President and Chief Financial Officer effective as of November 26, 2006. See discussion in the section entitled “Severance Agreements for Executive Officers” below.

(7)	Mr. Rich resigned as a director and Chief Executive Officer effective as of September 29, 2005. See discussion in the section entitled “Severance Agreements for Executive Officers” below.

Mr. Deason’s Supplemental Executive Retirement Agreement and Employment Agreement

In December 1998, we entered into a Supplemental Executive Retirement Agreement with Mr. Deason, which was amended in August 2003 to conform the normal retirement date specified therein to our fiscal year end next succeeding the termination of the Employment Agreement between Mr. Deason and us. The normal retirement date under the Supplemental Executive Retirement Agreement was subsequently amended in June 2005 to conform to the termination date of the Employment Agreement with the exception of the determination of any amount deferred in taxable years prior to January 1, 2005 for purposes of applying the provisions of the American Jobs Creation Act of 2004 and the regulations and interpretive guidance published pursuant thereto (the “AJCA”). Pursuant to the Supplemental Executive Retirement Agreement, which was reviewed and approved by the Board of Directors,

Mr. Deason will receive a benefit upon the occurrence of certain events equal to an actuarially calculated amount based on a percentage of his average monthly compensation determined by his monthly compensation during the highest thirty-six consecutive calendar months from among the 120 consecutive calendar months ending on the earlier of his termination of employment or his normal retirement date. The amount of this benefit payable by us will be offset by the value of particular options granted to Mr. Deason (including 150,000 shares covered by options granted in October 1998 with an exercise price of $11.53 per share and 300,000 shares granted in August 2003 with an exercise price of $44.10). To the extent that we determine that our estimated actuarial liability under the Supplemental Executive Retirement Agreement exceeds the “in the money” value of such options, such deficiency would be reflected in our results of operations as of the date of such determination. In the event that the value of the options granted to Mr. Deason exceeds the benefit, such excess benefit would accrue to Mr. Deason and we would have no further obligation under the Supplemental Executive Retirement Agreement. The percentage applied to the average monthly compensation is 56% for benefit determinations made on or any time after May 18, 2005. The events triggering the benefit are retirement, total and permanent disability, death, resignation, and change in control or termination for any reason other than cause. The benefit will be paid in a lump sum or, at the election of Mr. Deason, in monthly installments over a period not to exceed ten years. We have estimated that our obligation with respect to Mr. Deason under the Supplemental Executive Retirement Agreement was approximately $8.2 million at June 30, 2006 and will be $17.4 million at May 18, 2011 (based on the normal retirement date under the Supplemental Executive Retirement Agreement but excluding the implications of the AJCA). The value (the excess of the market price over the option exercise price) of the options at December 31, 2006 was $7.0 million, and the $1.5 million excess of the estimated liability of $8.5 million at December 31, 2006 over the option value was recorded in our financial statements as of December 31, 2006. If the payment is caused by a change in control and at such time Mr. Deason would be subject to an excise tax under the Code with respect to the benefit, the amount of the benefit will be grossed-up to offset this tax.

Effective as of February 16, 1999, we also entered into an Employment Agreement with Mr. Deason. The Employment Agreement, which was previously reviewed and approved by the Board of Directors and replaced an earlier severance agreement, has a term that currently ends on May 18, 2011, provided that such term shall automatically be extended for an additional year on May 18 of each year, unless thirty (30) days prior to May 18 of any year, Mr. Deason gives notice to us that he does not wish to extend the term or our Board of Directors (upon a unanimous vote of the directors, except for Mr. Deason) gives notice to Mr. Deason that it does not wish to extend the term. The Employment Agreement provides annual adjustments to Mr. Deason’s base salary by a percentage equal to the average percentage adjustments to the annual salaries of our top five executive officers (excluding promotions). The Employment Agreement also provides for an annual bonus based on the achievement of financial goals set for Mr. Deason by the Compensation Committee. This bonus can be up to 250% of Mr. Deason’s base salary for that year, which is consistent with the bonus percent Mr. Deason has been eligible to receive since 1996. In addition, the Employment Agreement provides for severance benefits for Mr. Deason upon a change of control and for supplemental retirement benefits for Mr. Deason, which are in addition to the benefits under the aforementioned Supplemental Executive Retirement Agreement. The severance benefit to be received by Mr. Deason upon a change in control event includes a lump sum payment, equal to (a) the number of years (including partial years) remaining under his Employment Agreement times the sum of (i) his per annum base salary at the time of the change in control, plus (ii) the greater of (x) his bonus for the immediately preceding fiscal year or (y) the average of his bonus for the immediately preceding two fiscal years, plus (b) his target bonus for the then-current fiscal year, pro rated to reflect the number of days the executive was employed by us in that fiscal year. If a change in control event under the Employment Agreement occurred on December 31, 2006, then Mr. Deason would be paid a severance benefit of approximately $7.5 million. Among other things, the Employment Agreement also provides that we will, up to three years following the change in control event under the Employment Agreement, continue to provide Mr. Deason with medical, dental, life insurance, disability and accidental death and dismemberment benefits at the highest level provided to Mr. Deason prior to the change in control.

Severance Agreements for Executive Officers

We have entered into severance agreements with each of our executive officers, which upon the occurrence of certain events, will entitle such executive officer to receive a severance benefit. Under the severance agreements, one of the conditions to payment of the severance benefit is that one of the following corporate events must occur: (i) we undergo a consolidation or merger in which we are not the surviving company or in which our common stock is converted into cash, securities or other property such that our holders of common stock do not have the same proportionate ownership of the surviving company’s common stock as they held of our common stock prior to the merger or consolidation; (ii) we sell, lease or transfer all or substantially all of our assets to a company in which we own less than 80% of the outstanding voting securities; or (iii) we adopt or implement a plan or proposal for our liquidation. Each such executive officer shall be entitled to receive the severance benefit upon consummation of any corporate event. The executive’s right to receive the severance benefit also accrues if a person or entity (other than one or more trusts established by us for the benefit of our employees or a person or entity that holds 15% or more of our outstanding common stock on the date the particular severance agreement was entered into) becomes the beneficial owner of 15% or more of our outstanding common stock, or if during any period of 24 consecutive months there is a turnover of a majority of the Board of Directors. There shall be excluded from the determination of the turnover of directors: (i) those directors who are replaced by new directors who are approved by a vote of at least a majority of the directors (continuing director) who have been a member of our Board of Directors since January 1, 2004, (ii) a member of the board who succeeds an otherwise continuing director and who was elected, or nominated for election by our stockholders, by a majority of the continuing directors then still in office, and (iii) any director elected, or nominated for election by our stockholders to fill any vacancy or newly created directorship by a majority of the continuing directors still in office.

The severance benefit to be received by each such executive officer (and to one current employee who is a former executive officer) generally includes a lump sum payment, equal to (a) three times the sum of (i) the executive’s per annum base salary, plus (ii) the executive’s bonus (or average commission payment, as applicable) for the preceding fiscal year (or if employed for less than one year, the bonus such executive officer would have received if employed for all of the preceding fiscal year), plus (b) the executive’s target bonus (or average commission payment, as applicable) for the then-current fiscal year, pro rated to reflect the number of days the executive was employed by us in that fiscal year. The following table provides information related to the lump sum payment that would be paid to each of the Named Executive Officers and our executive officers (and the one former executive officer) as a group, if one of the corporate events that would cause payment of the severance benefit occurred December 31, 2006.

Name and Position	Severance Benefit

Darwin Deason
Chairman of the Board		(1)
Lynn Blodgett
President and Chief Executive Officer	$2,441,250	(2)
John H. Rexford
Executive Vice President and Chief Financial Officer	$2,450,966	(3)
Tom Burlin
Chief Operating Officer, Government Solutions Group	$1,782,188	(4)
All Eligible Executive Officers (5 persons)	$11,713,576
Former Officers:
Jeffrey A. Rich
Former Chief Executive Officer		(5)
Mark A. King
Former President and Chief Executive Officer		(2)(6)
Warren D. Edwards
Former Executive Vice President and Chief Financial Officer		(2)(7)

(1)	Mr. Deason is not party to a severance agreement. See discussion of “Mr. Deason’s Supplemental Executive Retirement Agreement and Employment Agreement” above.

(2)	None of these executive officers received a bonus in fiscal year 2006 and no amount has been included in the severance payment for purposes of this table.

(3)	Mr. Rexford’s severance benefit is calculated based on average commissions paid.

(4)	Mr. Burlin received a discretionary bonus of $150,000 in fiscal year 2006 and that amount has been included in this calculation.

(5)	Mr. Rich resigned as a director and Chief Executive Officer effective as of September 29, 2005. His Severance Agreement was terminated at the date of his departure and he will not receive any severance payment.

(6)	Mr. King resigned as a director and President and Chief Executive Officer effective as of November 26, 2006. His severance agreement was terminated at the date of his departure and he will not receive any severance payment.

(7)	Mr. Edwards resigned as Executive Vice President and Chief Financial Officer effective as of November 26, 2006. His severance agreement was terminated at the date of his departure and he will not receive any severance payment.

In addition, the severance agreements provide that we will, up to three years following the executive’s termination of employment, continue to (i) pay insurance benefits to the executive until the executive secures employment that provides replacement insurance and (ii) provide insurance benefits to the executive to the extent any new insurance the executive receives from a subsequent employer does not cover a pre-existing condition. Also, when determining any executive’s eligibility for post-retirement benefits under any welfare benefit plan, the executive shall be credited with three years of participation and age credit. The executive is also entitled to receive additional payments to compensate for the effect of excise taxes imposed under Section 4999 of the Code and any interest or penalties associated with these excise taxes upon payments made by us for the benefit of the executive.

These severance agreements may be terminated by us with one year advance written notice; however, if a corporate event is consummated prior to termination by us, then these agreements will remain in effect for the time necessary to give effect to the terms of the agreements.

On November 26, 2006, Mark A. King resigned as our President, Chief Executive Officer and as a director. In connection therewith, on November 26, 2006 we and Mr. King entered into a separation agreement (the “King Agreement”). The King Agreement provides, among other things, that Mr. King will remain with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the King Agreement, all unvested stock options held by Mr. King have been terminated as of November 26, 2006, excluding options that would have otherwise vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. King does not materially breach certain specified provisions of the King Agreement. The King Agreement also provides that the exercise price of Mr. King’s vested stock options will be increased to an amount determined by us in a manner consistent with the final determination of the review performed by us in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006 and the exercise price of certain vested options will be further increased by the amount by which the aggregate exercise price of stock options previously exercised by Mr. King would have been increased had the stock options not been previously exercised. Mr. King’s vested options, if unexercised, will expire no later than June 30, 2008. The King Agreement also subjects Mr. King to non-competition and non-solicitation covenants until December 31, 2009. In addition, the King Agreement provides that Mr. King’s severance agreement with us is terminated, Mr. King’s salary will be reduced during the transition period and Mr. King will not be eligible to participate in our bonus plans, and Mr. King will be eligible to receive certain of our provided health benefits through December 31, 2009.

On November 26, 2006, Warren D. Edwards resigned as our Executive Vice President and Chief Financial Officer. In connection therewith, on November 26, 2006 we and Mr. Edwards entered into a separation agreement (the “Edwards Agreement”). The Edwards Agreement provides, among other things, that Mr. Edwards will remain with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the Edwards Agreement, all unvested stock options held by Mr. Edwards have been terminated as of November 26, 2006, excluding options that would have otherwise vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. Edwards does not materially breach certain specified provisions of the Edwards Agreement. The Edwards Agreement also provides that the exercise price of Mr. Edwards’ vested stock options will be increased to an amount determined by us in a manner consistent with the final determination of the review performed by us in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006. Mr. Edwards’ vested options, if unexercised, will expire no later than June 30, 2008. The Edwards Agreement also subjects Mr. Edwards to non-competition and non-solicitation covenants until December 31, 2009. In addition, the Edwards Agreement provides that Mr. Edwards’ severance agreement with us is terminated, Mr. Edwards’ salary will be reduced during the transition period and Mr. Edwards will not be eligible to participate in our bonus plans, and Mr. Edwards will be eligible to receive certain of our provided health benefits through December 31, 2009.

On September 29, 2005, we entered into an agreement with Mr. Jeffrey A. Rich, which, among other things, provides the following: (i) Mr. Rich remained on our payroll and was paid his current base salary (of $820 thousand annually) through June 30, 2006; (ii) Mr. Rich will not be eligible to participate in our performance-based incentive compensation program in fiscal year 2006; (iii) we purchased from Mr. Rich all options previously granted to Mr. Rich that were vested as of the date of the Agreement in exchange for an aggregate cash payment, less applicable income and payroll taxes, equal to the amount determined by subtracting the exercise price of each such vested option from $54.08 per share and all such vested options were terminated and cancelled; (iv) all options previously granted to Mr. Rich that were unvested as of the date of the agreement were terminated (such options had an in-the-money value of approximately $4.6 million based on the closing price of our stock on the New York Stock Exchange on September 29, 2005); (v) Mr. Rich received a lump sum cash payment of $4.1 million; (vi) Mr. Rich will continue to receive executive benefits for health, dental and vision through September 30, 2007; (vii) Mr. Rich will also receive limited administrative assistance through September 30, 2006; and (viii) in the event Mr. Rich establishes an M&A advisory firm by January 1, 2007, we will retain such firm for a two year period from its formation for $250 thousand per year plus a negotiated success fee for completed transactions. The agreement also contains certain standard restrictions, including restrictions on soliciting our employees for a period of three years and soliciting our customers or competing with us for a period of two years. On June 9, 2006, we entered into an agreement with Rich Capital LLC, an M&A advisory firm owned by Mr. Rich. The agreement terminates on May 31, 2008, during which time we will pay a total of

$0.5 million for M&A advisory services, payable in equal quarterly installments. We have paid approximately $63 thousand related to this agreement through June 30, 2006. However, we have currently suspended payment under this agreement pending a determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.

Executive Benefit Plan and Long-Term Disability Benefits

Each of our executive officers is also eligible to participate in our Executive Benefit Plan, as amended. The Executive Benefit Plan provides the following benefits: (1) reimbursement of premiums, deductibles, co-payments, co-insurance and other certain plan exclusions incurred by their participation in our basic group health plan (including dependents) will be paid at 100% up to $25,000 and those expenses in excess of $25,000 will be inputed (effective January 1, 2007); (2) Physical examination expenses will be covered according to the plan’s reimbursement guidelines for an employee, spouse or child(ren); (3) estate planning services provided by a designated estate planner up to an initial amount of $25,000 and subsequent annual amounts up to $10,000; and (4) up to $1,000 per year for income tax preparation services by a third-party selected by the executive.

We also provide additional long-term disability coverage for certain of our executive officers in addition to the standard policy provided to each of our employees.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2006, the Compensation Committee was composed of Joseph P. O’Neill and J. Livingston Kosberg. No member of the Compensation Committee was an officer or employee of ours or any of our subsidiaries. None of our executive officers served on the Board of Directors or on the compensation committee of any other entity, for which any officers of such other entity served either on our Board or on our Compensation Committee. For information on insider participation, see “Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Principal Stockholders

The following table sets forth, as of December 31, 2006, certain information with respect to the shares of Class A common stock and the Class B common stock beneficially owned by (i) stockholders known to us to own more than 5% of the outstanding shares of such classes, (ii) each of our directors and Named Executive Officers, and (iii) all of our executive officers and directors as a group.

					Percent of Total
	Amount and Nature	Percent of Total	Amount and Nature	Percent of Total	Shares of Class A
	of Beneficial	Shares of Class A	of Beneficial	Shares of Class B	and Class B		Percent of Total
	Ownership of Class	Common Stock	Ownership of Class	Common Stock	Common Stock		Voting Power
Name	A Common Stock	Owned Beneficially	B Common Stock	Owned Beneficially	Owned Beneficially		Owned Beneficially(1)

BENEFICIAL OWNERS OF MORE THAN 5% OF OUR COMMON STOCK
Capital Group International, Inc.(2) 11100 Santa Monica Blvd. Los Angeles, CA 90025	11,826,387	12.81%	—	—	11.96%		7.47%
FMR Corp.(3) 82 Devonshire Street Boston, MA 02109	4,465,211	4.84%	—	—	4.51%		2.82%
SECURITY OWNERSHIP OF MANAGEMENT
Darwin Deason(4)	2,469,439	2.66%	6,599,372	100%	9.12%		41.60%
Lynn Blodgett(5)	373,500	*	—	—		*	*
Tom Burlin(6)	20,000	*	—	—		*	*
Frank A. Rossi(7)	65,500	*	—	—		*	*
Joseph P. O’Neill(8)	103,120	*	—	—		*	*
J. Livingston Kosberg(9)	18,500	*	—	—		*	*
Dennis McCuistion(10)	14,095	*	—	—		*	*
All Current Executive Officers and Directors as a Group (10 persons)(11)	3,357,224	3.59%	6,599,372	100%	9.94%		41.94%
Named Executive Officers who have resigned since July 1, 2006
Mark A. King(12)	873,331	*	—	—		*	*
Warren D. Edwards(13)	270,308	*	—	—		*	*
All Current and Listed Former Executive Officers and Directors as a Group(14)	4,500,863	4.76%	6,599,372	100%	10.97%		42.37%

*	Less than 1%

(1)	In calculating the percent of total voting power, the voting power of shares of Class A common stock (one vote per share) and Class B common stock (ten votes per share) are aggregated. As of December 31, 2006, there were 92,314,491 shares of Class A common stock and 6,599,372 shares of Class B common stock issued and outstanding.

(2)	Based on filings by the stockholder with the Securities and Exchange Commission dated November 14, 2006. Such stockholder has indicated that it has sole voting power with respect to 4,489,977 shares and no voting power with respect to the remaining shares and sole investment power with respect to all shares.

(3)	Based on a filing by the stockholder with the Securities and Exchange Commission dated November 14, 2006. Such stockholder has indicated that it has sole voting power with respect to 684,615 shares and no voting power with respect to the remaining shares and sole investment power with respect to all shares.

(4)	The shares of our Class A common stock noted in the table include 480,000 shares of Class A common stock which are not outstanding but are subject to options exercisable within sixty days of December 31, 2006; and 6,545 shares owned by Mr. Deason through the ACS Employee Stock Purchase Plan. We have filed a registration statement on Form S-3 with the Securities and Exchange Commission covering 1,504,562 shares of Class A common stock owned by Mr. Deason. See discussion of Mr. Deason’s voting rights under the section entitled “Voting Rights of Our Chairman.”

(5)	Includes 372,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of December 31, 2006.

(6)	Includes 20,000 shares of our Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of December 31, 2006.

(7)	Includes 15,500 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of December 31, 2006.

(8)	Includes 75,500 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of December 31, 2006.

(9)	Includes 13,500 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of December 31, 2006. All shares are held in the Livingston Kosberg Trust. Mr. Kosberg holds the sole voting power and sole investment power with respect to such shares as Trustee.

(10)	Includes 13,500 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of December 31, 2006. All shares are held in the McCuistion and Associates, Inc. Profit Sharing Plan. Mr. McCuistion holds the sole voting power and sole investment power with respect to such shares.

(11)	Includes 1,273,400 shares of our Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of December 31, 2006; 2,198 shares of our Class A common stock owned through the ACS 401(k) Plan; and 12,721 shares of our Class A common stock owned through the ACS Employee Stock Purchase Plan.

(12)	Includes 778,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of December 31, 2006; 46,875 shares of our Class A common stock owned through King Partners, Ltd., for which Mr. King holds the sole voting and investment power as manager of the general partner; 9,378 shares of our Class A common stock owned by Mr. King’s spouse, to which Mr. King disclaims beneficial ownership; 2,343 shares of our Class A common stock owned through the ACS 401(k) Plan; and 5,986 shares of our Class A common stock owned by Mr. King through the ACS Employee Stock Purchase Plan. Mr. King resigned as a director and our President and Chief Executive Officer effective as of November 26, 2006.

(13)	Includes 265,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of December 31, 2006; and 434 shares owned through the ACS 401(k) Plan. Mr. Edwards resigned as our Executive Vice President and Chief Financial Officer effective as of November 26, 2006.

(14)	Includes 2,316,400 shares of our Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of December 31, 2006; 4,975 shares of our Class A common stock owned through the ACS 401(k) plan; and 18,707 shares of our Class A common stock owned through the ACS Employee Stock Purchase Plan.

Equity Compensation Plan Information

Information regarding our securities authorized for issuance under equity compensation plans is included in Item 5 of Part II of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to 2002 we had guaranteed $11.5 million of certain loan obligations owed to Citicorp USA, Inc. by DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). Our Chairman owned a majority interest in DDH. In consideration for that guaranty, we had access to corporate aircraft at favorable rates. In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. As partial consideration for the release of our corporate guaranty, we agreed to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2006 and 2005, we had $0.6 million and $0.6 million, respectively, remaining in prepaid flights with DDH. We made no payments to DDH during fiscal years 2006, 2005 and 2004. In the second quarter of fiscal year 2007, we were notified by DDH of their intent to wind down operations; therefore, we recorded a charge of $0.6 million related to the unused prepaid charter flights. Please see Note 22 of our Consolidated Financial Statements for a further discussion of our transactions with DDH. We anticipate that the administrative services referred to above will cease prior to June 30, 2007 as the result of the wind down of the DDH operations.

During fiscal years 2006, 2005 and 2004, we purchased approximately $8.8 million, $9.0 million and $6.4 million, respectively, of office products and printing services from Prestige Business Solutions, Inc., a supplier owned by the daughter-in-law of our Chairman, Darwin Deason. These products and services were purchased on a competitive bid basis in substantially all cases. We believe this relationship has allowed us to obtain these products and services at quality levels and costs more favorable than would have been available through alternative market sources.

As discussed in Note 24. Departure of Executive Officers to our Consolidated Financial Statements and in connection with the departure of Jeffrey A. Rich, our former Chief Executive Officer, in June 2006, we entered into an agreement with Rich Capital LLC, an M&A advisory firm owned by our Mr. Rich. The agreement is for two years during which time we will pay a total of $0.5 million for M&A advisory services, payable in equal quarterly installments. We have paid approximately $63 thousand related to this agreement through June 30, 2006. However, we have currently suspended payment under this agreement pending a determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.

We currently employ over 58,000 employees and actively recruit qualified candidates for our employment needs. Relatives of our executive officers and other employees are eligible for hire by us. We currently have 9 employees who receive more than $60,000 in annual compensation who are related to our executive officers, including executive officers who are also directors. These are routine employment arrangements entered into in the ordinary course of business and the compensation of each such family member is commensurate with that of their peers. None of our executive officers have a material interest in any of these employment arrangements. All of these family members are at levels below senior vice president except Thomas Blodgett who is the brother of Lynn Blodgett, President and Chief Executive Officer. Thomas Blodgett is employed as our Senior Vice President and Senior Managing Director — Shared Services for our Commercial Solutions Group and earned $636,150 in base salary and bonus compensation. He was not granted any stock options during fiscal year 2006. During a part of fiscal year 2006, Thomas Blodgett reported organizationally to Lynn Blodgett, but all performance evaluations and compensation decisions involving Thomas Blodgett were made exclusively by Mark A. King, our Former President and Chief Executive Officer. Thomas Blodgett now reports to Ann Vezina, Chief Operating Officer — Commercial Solutions Group. The annual compensation (salary and bonus) for the remaining 8 employees ranges from approximately $60,000 to $306,307.

All new or continuing related party transactions will be reviewed by our Board of Directors, the Nominating and Corporate Governance Committee or the Compensation Committee, as appropriate, to ensure the transactions are fair to us.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

Fees for professional services provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm, in each of the last two fiscal years, in each of the following categories, were as follows (in thousands):

	2006	2005

Audit Fees	$3,741	$2,773
Audit-Related Fees	412	154
Tax Fees	87	313
All Other Fees	93	6

Total Fees	$4,333	$3,246

Audit Fees includes fees for assistance with and review of documents filed with the SEC, including our annual and interim financial statements and required consents. Fiscal year 2006 and fiscal year 2005 Audit Fees also includes fees for the audit of internal controls over financial reporting and management’s evaluation of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Audit-Related Fees includes fees for accounting consulting services and matters related to mergers, acquisitions and divestitures. Tax Fees includes fees for tax consulting and tax compliance and preparation work. All Other Fees includes fees for research tools.

The Audit Committee has approved all of our independent registered public accounting firm’s engagements and fiscal year 2006 and 2005 fees presented above. All audit and non-audit services provided to us by our independent registered public accounting firm are required to be pre-approved by the Audit Committee in accordance with the policies and procedures set forth in our current Audit Committee Charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(b) Exhibits

Reference is made to the Index to Exhibits beginning on page 169 for a list of all exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized representative.

Affiliated Computer Services, Inc.
Date: January 23, 2007

By:	/s/ John H. Rexford
John H. Rexford
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of January 2007.

Signature	Title

/s/ Darwin Deason (Darwin Deason)	Director, Chairman of the Board

/s/ Lynn R. Blodgett (Lynn R. Blodgett)	Director, President and Chief Executive Officer

/s/ John H. Rexford (John H. Rexford)	Director, Executive Vice President and Chief Financial Officer

/s/ Charles E. McDonald (Charles E. McDonald)	Senior Vice President and Chief Accounting Officer

/s/ J. Livingston Kosberg (J. Livingston Kosberg)	Director

/s/ Joseph P. O’Neill (Joseph P. O’Neill)	Director

/s/ Frank A. Rossi (Frank A. Rossi)	Director

/s/ Dennis McCuistion (Dennis McCuistion)	Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

2.1	Stock Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Corporation and Affiliated Computer Services, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).
2.2	Asset Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Service, Inc. and Affiliated Computer Services, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).
2.3	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).
2.4	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).
2.5	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).
3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).
3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).
3.3	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on September 11, 2003 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).
4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).
4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between Affiliated Computer Services, Inc. and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).
4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between Affiliated Computer Services, Inc. and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).
4.4	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.3)).
4.5	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.6	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.7	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.8	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.9	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
9.1	Voting Agreement dated February 9, 2006 by and between Affiliated Computer Services, Inc. and Darwin Deason. (filed as Exhibit 9.1 to our Quarterly Report on Form 10-Q filed February 9, 2006 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10	.1†	Amended Stock Option Plan of the Company (filed as Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-1, filed July 15, 1994, File No. 33-79394 and incorporated herein by reference).
10	.2†	1997 Stock Incentive Plan of the Company (filed as Appendix D to our Joint Proxy Statement on Schedule 14A, filed November 14, 1997 and incorporated herein by reference).
10	.3†	Amendment No. 1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004 (filed as Exhibit 4.6 to our Registration Statement on Form S-8, filed December 6, 2005 and incorporated herein by reference).
10.4		Form of Directors Indemnification Agreement (filed as Exhibit 10.20 to Amendment No. 3 to our Registration Statement on Form S-1, filed August 23, 1994, File No. 33-79394 and incorporated herein by reference).
10	.5†	Form of Severance Agreement, each dated as of March 1, 2004 except as otherwise noted, by and between Affiliated Computer Services, Inc. and each of Mark A. King, Warren D. Edwards, Lynn Blodgett, Harvey Braswell (September 14, 2004), John Brophy, William L. Deckelman, Jr. and Ann Vezina (May 25, 2006) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 17, 2004 and incorporated herein by reference).
10	.6†	Form of Amendment No. 1 to Severance Agreement, each dated as of February 2, 2005, by and between Affiliated Computer Services, Inc. and each of Mark A. King, Warren D. Edwards, Lynn Blodgett, Harvey Braswell, John Brophy and William L. Deckelman, Jr. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 8, 2005 and incorporated herein by reference).
10	.7†	Severance Agreement, dated as of February 2, 2005, by and between Affiliated Computer Services, Inc. and John Rexford (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed February 8, 2005 and incorporated herein by reference).
10	.8†	Severance Agreement, dated as of June 13, 2005, by and between Affiliated Computer Services, Inc. and Tom Burlin (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 16, 2005 and incorporated herein by reference).
10	.9†	Supplemental Executive Retirement Agreement, dated as of December 15, 1998, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed September 29, 1999 and incorporated herein by reference).
10	.10†	Amendment to Supplemental Executive Retirement Agreement, dated as of November 13, 2003, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).
10	.11†	Amendment No. 2 to Supplemental Executive Retirement Agreement, dated as of June 30, 2005, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2005 and incorporated herein by reference).
10	.12†	Employment Agreement, dated February 16, 1999 between the Company and Darwin Deason (filed as Exhibit 10(iii)(A) to our Quarterly Report on Form 10-Q, filed May 17, 1999 and incorporated herein by reference).
10	.13†	Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2004 and incorporated herein by reference).
10.14		Five Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 27, 2004, by and among Affiliated Computer Services, Inc., other Borrowers from time to time party thereto, the Lender Parties from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and others (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 29, 2004 and incorporated herein by reference).
10.15		Guaranty, dated as of October 27, 2004, by Affiliated Computer Services, Inc. for the benefit of JPMorgan Chase Bank, as Administrative Agent for the benefit of the Lender Parties (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed October 29, 2004 and incorporated herein by reference).
10	.16†	Affiliated Computer Services, Inc. Executive Benefit Plan, effective as of January 1, 2002, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).
10	.17†	Summary of Independent Director Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed August 29, 2005 and incorporated herein by reference).
10	.18†	Form of Stock Option Agreement (filed as Exhibit 10.17 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).
10	.19†	Form of Stock Option Agreement (UK grant) (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10	.20†	Named Executive Officer Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed September 14, 2005 and incorporated herein by reference).
10	.21†	Named Executive Officer Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).
10	.22†	Agreement, dated as of September 30, 2005, between Affiliated Computer Services, Inc. and Jeffrey A. Rich (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).
10.23		Credit Agreement, dated March 20, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and various other agents, lenders and issuers (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10	.24*	Amendment No. 1 to Credit Agreement dated as of March 30, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent.
10.25		Amendment No. 2 to Credit Agreement dated as of July 6, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).
10.26		Amendment No. 3, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September 28, 2006 and incorporated herein by reference).
10.27		Amendment No. 4, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 22, 2006 and incorporated herein by reference).
10.28		Pledge and Security Agreement, dated March 20, 2006, by and among Affiliated Computer Services and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10.29		Deed of Assignment, dated March 20, 2006, by and among the companies listed on Schedule thereto, as Assignors, and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10.30		Assignment of Receivables, dated March 20, 2006, by and among the entities listed in Schedule 1 thereto, as Assignors, and Citicorp USA, Inc. as Security Agent (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10.31		Agreement and Deed of the Creation of a First Ranking Right of Pledge of Shares in Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.5 on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10.32		Agreement and Deed of the Creation of a First Ranking Right of Pledge of Receivables of Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10	.33†	Form of Stock Option Agreement (Switzerland, Canton of Fribourg) (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed May 15, 2006 and incorporated herein by reference).
10	.34†	Form of Stock Option Agreement (Switzerland, Cantons of Aargau, Basel-Landschaft, Bern & Zurich) (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed May 15, 2006 and incorporated herein by reference).
10	.35†*	1997 Stock Incentive Plan for Employees in France.
10	.36†*	Form of Stock Option Agreement (France).
10.37		Affirmation of Liens and Guaranties, dated as of July 6, 2006, by and among Affiliated Computer Services, Inc. and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).
10.38		Confirmation Deed, dated as of July 6, 2006, by and among the entities listed on the Schedule thereto and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).
10.39		Engagement Letter between Rich Capital, LLC and Affiliated Computer Services, Inc. dated June 9, 2006 (filed as Exhibit 10.1 on Form 8-K, filed June 12, 2006 and incorporated herein by this reference).

Exhibit
Number		Exhibit Name

10.40		Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Mark A. King (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).
10.41		Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Warren D. Edwards (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of PricewaterhouseCoopers LLP.
23	.2*	Consent of Value Incorporated.
31	.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32	.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.