Form 10-Q
period 2006-09-30
AFFILIATED COMPUTER SERVICES INC
filed 2007-01-23
CIK 2135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	January 12, 2007

Class A Common Stock, $.01 par value	92,314,491
Class B Common Stock, $.01 par value	6,599,372

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$142,240	$100,837
Accounts receivable, net	1,242,662	1,231,846
Income taxes receivable	—	8,090
Prepaid expenses and other current assets	198,159	188,490

Total current assets	1,583,061	1,529,263

Property, equipment and software, net	921,436	870,020
Goodwill	2,477,060	2,456,654
Other intangibles, net	487,031	475,701
Other assets	181,596	170,799

Total assets	$5,650,184	$5,502,437

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$90,716	$104,473
Accrued compensation and benefits	142,536	172,853
Other accrued liabilities	395,678	354,632
Income taxes payable	14,947	—
Deferred taxes	15,690	18,047
Current portion of long-term debt	35,207	23,074
Current portion of unearned revenue	162,609	152,026

Total current liabilities	857,383	825,105

Senior Notes, net of unamortized discount	499,388	499,368
Other long-term debt	1,856,625	1,114,664
Deferred taxes	349,156	331,433
Other long-term liabilities	281,082	275,649

Total liabilities	3,843,634	3,046,219

Commitments and contingencies (See Notes 2, 7, 13 and 16)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 113,316 and 129,848 shares issued, respectively	1,133	1,299
Class B convertible common stock, $.01 par value, 14,000 shares authorized, 6,600 shares issued and outstanding	66	66
Additional paid-in capital	1,598,385	1,799,778
Accumulated other comprehensive loss, net	(7,473)	(10,943)
Retained earnings	1,270,407	1,836,850
Treasury stock at cost, 21,002 and 23,289 shares, respectively	(1,055,968)	(1,170,832)

Total stockholders’ equity	1,806,550	2,456,218

Total liabilities and stockholders’ equity	$5,650,184	$5,502,437

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	September 30,
		2005
	2006	(as restated)
Revenues	$1,385,438	$1,310,917

Operating expenses:
Cost of revenues:
Wages and benefits	666,616	628,685
Services and supplies	291,362	290,772
Rent, lease and maintenance	179,056	155,172
Depreciation and amortization	81,638	68,080
Other	10,614	4,247

Total cost of revenues	1,229,286	1,146,956

Other operating expenses	15,294	9,764

Total operating expenses	1,244,580	1,156,720

Operating income	140,858	154,197

Interest expense	46,013	12,739
Other non-operating income, net	(2,618)	(4,381)

Pretax profit	97,463	145,839

Income tax expense	36,080	52,464

Net income	$61,383	$93,375

Earnings per share:

Basic	$0.59	$0.74

Diluted	$0.59	$0.73

Shares used in computing earnings per share:

Basic	103,452	125,429

Diluted	104,761	127,286

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
		2005
	2006	(as restated)
Cash flows from operating activities:
Net income	$61,383	$93,375

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,638	68,080
Stock-based compensation expense	7,744	9,307
Excess tax benefit on stock-based compensation	(31)	(5,478)
Provision for uncollectible accounts receivable	(52)	3,250
Deferred income tax expense	5,838	15,750
Impairment charges	1,231	—
Other non-cash activities	3,807	1,746
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,202)	(73,805)
Prepaid expenses and other current assets	(9,442)	(8,767)
Other assets	(2,324)	(9,328)
Accounts payable	(13,762)	9,038
Accrued compensation and benefits	(33,288)	(18,643)
Other accrued liabilities	35,607	(20,319)
Income taxes payable	26,142	32,577
Other long-term liabilities	(438)	(384)
Unearned revenue	16,331	12,931

Total adjustments	111,799	15,955

Net cash provided by operating activities	173,182	109,330

Cash flows from investing activities:
Purchases of property, equipment and software, net	(101,498)	(94,777)
Additions to other intangible assets	(9,089)	(6,906)
Payments for acquisitions, net of cash acquired	(33,988)	(42,644)
Intangible assets acquired in subcontract termination	—	(16,530)
Purchases of investments	(6,360)	(4,515)

Net cash used in investing activities	(150,935)	(165,372)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	1,356,956	383,461
Repayments of long-term debt	(615,088)	(377,708)
Purchase of treasury shares	(730,689)	—
Excess tax benefits from stock-based compensation arrangements	31	5,478
Proceeds from stock options exercised	5,023	14,739
Proceeds from issuance of treasury shares	2,923	1,613

Net cash provided by financing activities	19,156	27,583

Net change in cash and cash equivalents	41,403	(28,459)
Cash and cash equivalents at beginning of period	100,837	62,685

Cash and cash equivalents at end of period	$142,240	$34,226

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
We are a Fortune 500 and S&P 500 company with approximately 58,000 employees providing business process and information technology services to commercial and government clients. We were incorporated in Delaware on June 8, 1988 and are based in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts. The consolidated financial statements are comprised of our accounts and our controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The financial information presented should be read in conjunction with our consolidated financial statements for the year ended June 30, 2006. The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year.
We present cost of revenues in our Consolidated Statements of Income based on the nature of the costs incurred. Substantially all these costs are incurred in the provision of services to our customers. The selling, general and administrative costs included in cost of revenues are not material and are not separately presented in the Consolidated Statements of Income.
Significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2006. For a discussion of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
Financial results for the first quarter of the fiscal year 2006 have been restated as a result of the review of our stock option grant practices and other tax matters discussed in Note 2. Please see Note 2 to our Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended June 30, 2006 for further discussion of this restatement.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The investigation concluded that the conduct of Mr. King and Mr. Edwards with regard to the misdating of recommendation memoranda as well as their conduct with regard to the May 2006 Form 10-Q violated our Code of Ethics for Senior Financial Officers. As a result the special committee recommended that Mr. King and Mr. Edwards should resign. Effective November 26, 2006 each of Mr. King and Mr. Edwards resigned from all executive management positions with us. See Note 14. Departure of Executive Officers for a discussion of the terms of their separation.
The Board of Directors appointed Lynn Blodgett, who had been serving as our Executive Vice President and Chief Operating Officer and as a director since September 2005, as President and Chief Executive Officer, and John Rexford, who had been serving as Executive Vice President – Corporate Development since March 2001, as Executive Vice President and Chief Financial Officer and as a director, in each case effective on November 26, 2006. Mr. Blodgett and Mr. Rexford each have served in various executive capacities with us for over ten years.
In addition to the resignations of Mr. King and Mr. Edwards and the approval of the terms of their separation, the Board of Directors announced the following actions and decisions, some of which have already been implemented, as the result of the findings of our stock option investigation:
•	The stock options held by our employees (other than Messrs. King and Edwards and one management employee) will be adjusted as necessary, with the optionee’s consent, to avoid adverse tax consequences to the employee, and we will compensate such employees for any increase in exercise price resulting from the matters which were the subject of the internal investigation.

•	Our non-employee directors, to avoid the appearance of inappropriate gain, voluntarily agreed that with respect to any historical option grants to them which require incremental compensation expense as a result of revised measurement dates, the exercise price will be increased to equal the fair market value of the stock on the revised measurement date, regardless of whether such increase is necessary to avoid adverse tax consequences to the director. The non-employee directors will not be reimbursed to offset any individual loss of economic benefit related to such repriced stock options.

•	Another employee (not an “officer” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) will be reassigned and all of such employee’s stock options will be repriced so that the exercise price equals the fair market value of our stock on the proper measurement date.

•	We will consider whether to recover certain profits from Jeffrey A. Rich, former Chief Executive Officer, which relate to stock options awarded to Mr. Rich which the internal investigation concluded were awarded through a process in which favorable grant dates were selected after the fact.

•	We implemented, or are in the process of implementing, a number of changes to our internal controls, including:
o	After reviewing the results of the investigation to date, our Board of Directors determined that it would be appropriate to accept the resignations of Mr. King and Mr. Edwards. Our Board of Directors has since appointed a new Chief Executive Officer and Chief Financial Officer.

o	Designating internal legal and accounting staffs to oversee the documentation and accounting of all grants of stock options or restricted stock.

o	Monitoring industry and regulatory developments in stock option and restricted stock awards and implementing and maintaining best practices with respect to grants of stock options or restricted stock.

o	Adhering to the practice of making annual grants on a date certain and through board or committee meetings, and not through a unanimous written consent process. This change has already been implemented.
We have concluded that there were accounting errors with respect to a number of stock option grants. In general, these stock options were originally granted with an exercise price equal to the NYSE or NASDAQ closing market price for our common stock on the date

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
set forth on unanimous written consents signed by one or more members of the appropriate Compensation Committees. We originally used the stated date of these consents as the “measurement date” for the purpose of accounting for them under Generally Accepted Accounting Principles (“GAAP”), and as a result recorded no compensation expense in connection with the grants.
We have concluded that a number of unanimous written consents were not fully executed or effective on the date set forth on the consents and that using the date stated thereon as the measurement date was incorrect. We have determined a revised measurement date for each stock option grant based on the information now available to us. The revised measurement date reflects the date for which there is objective evidence that the required granting actions necessary to approve the grants, in accordance with our corporate governance procedures, were completed. The accounting guidelines we used in determining the correct accounting measurement date for our option grants require clear evidence of final corporate granting action approving the option grants. Therefore, while the internal investigation did not conclude that option grant dates with respect to certain grants had been selected with hindsight, we nevertheless concluded in many cases that the accounting measurement dates for these grants should be adjusted because the final corporate granting action occurred after the original grant date reflected in our unanimous written consents. In cases where the closing market price on the revised measurement date exceeded the NYSE or NASDAQ closing market price on the original measurement date, we have recognized compensation expense equal to this excess over the vesting term of each option, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25“) for periods ending on or before June 30, 2005. Additionally, beginning July 1, 2005, we have recognized compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) based on the fair value of stock options granted, using the revised measurement dates.
Subsequent to the delivery of the results of the investigation, we, with the approval of our Audit Committee, have determined that the cumulative non-cash stock-based compensation expense adjustment was material and that our consolidated financial statements for each of the first three quarters of fiscal year ended June 30, 2006, each of the quarters in the fiscal year ended June 30, 2005 and each of the fiscal years ended June 30, 2005 and June 30, 2004, as well as the selected consolidated financial data for the fiscal years ended June 30, 2003 and 2002 should be restated to record additional stock-based compensation expense resulting from stock options granted during 1994 to 2005 that were incorrectly accounted for under GAAP, and related income tax effects. Related income tax effects include deferred income tax benefits on the compensation expense, and additional income tax liabilities and estimated penalties and interest related to the application of Internal Revenue Code Section 162(m) and related Treasury Regulations (“Section 162(m)”) to stock-based executive compensation previously deducted, that is now no longer deductible as a result of revised measurement dates of certain stock option grants. We have also included in our restatements additional income tax liabilities and estimated penalties and interest, with adjustments to additional paid-in capital and income tax expense, related to certain cash and stock-based executive compensation deductions previously taken under Section 162(m), which we believe may now be non-deductible as a result of information that has been obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. Our decision to restate our financial statements was based on the facts obtained by management and the special committee.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Decrease in cumulative net income and retained earnings:
Stock-based compensation expense	$(51,207)
Estimated tax related penalties and interest on underpayment deficiencies resulting from disallowed Section 162(m) executive compensation deductions	(11,562)

Decrease in pretax profit	(62,769)
Income tax benefit, net	12,918

Decrease in cumulative net income and retained earnings		$(49,851)

Increase to additional paid-in capital:
Stock-based compensation expense	51,207
Reduction of excess tax benefits for stock options exercised, due to revised measurement dates (1)	(10,210)
Reduction of excess tax benefits for certain stock options exercised related to disallowed Section 162(m) executive compensation deductions, due to revised measurement dates (2)	(13,372)
Reduction of excess tax benefits for certain stock options exercised related to disallowed executive compensation deductions previously believed to qualify for Section 162(m) exceptions, due to factors unrelated to revised measurement dates (3)	(10,505)

Increase in additional paid-in capital		17,120

Decrease in stockholders’ equity at June 30, 2006		$(32,731)

(1)	We recorded cumulative deferred income tax benefits of $15.3 million for the income tax effect related to the stock-based compensation expense adjustments arising from revised measurement dates, of which $10.2 million has been realized through June 30, 2006 upon stock option exercises and has been reflected as a reduction of excess tax benefits previously recorded in additional paid-in capital.

(2)	Excess tax benefits for certain stock-based executive compensation deductions from stock option exercises previously recorded in additional paid-in capital are now disallowed under Section 162(m) due to revised measurement dates of certain stock option grants. See “Other Tax Matters” below in this discussion of “Review of Stock Option Grant Practices.”

(3)	Excess tax benefits for certain stock-based executive compensation deductions from stock option exercises previously recorded in additional paid-in capital may now be non-deductible under Section 162(m) as a result of information obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. See “Other Tax Matters” below in this discussion of “Review of Stock Option Grant Practices.”

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below reflects the breakdown by year of the cumulative adjustment to retained earnings. Our consolidated financial statements included in previously filed periodic reports with the SEC for such periods have not been amended. The consolidated financial statements included in our Annual Report on Form 10-K for the period ended June 30, 2006 have been restated. (in thousands)

			Estimated
			interest	Income
		Stock-based	and	tax
		compensation	penalties	benefit,	Total
		expense	(1)	net	adjustments
Years ended June 30,
1995		$(63)	$—	$23	$(40)
1996		(444)	—	130	(314)
1997		(1,404)	—	301	(1,103)
1998		(1,876)	—	405	(1,471)
1999		(3,325)	—	717	(2,608)
2000		(4,870)	(87)	511	(4,446)
2001		(6,433)	(546)	1,074	(5,905)
2002		(7,833)	(1,414)	1,636	(7,611)
2003		(9,237)	(1,454)	2,119	(8,572)

Cumulative effect at June 30, 2003		(35,485)	(3,501)	6,916	(32,070)

	Net					Net
	income as					income as
	reported					restated

Years ended June 30,
2004	$529,843	(7,527)	(2,509)	1,921	(8,115)	$521,728
2005	415,945	(6,061)	(2,526)	2,211	(6,376)	409,569
2006		(2,134)	(3,026)	1,870	(3,290)

Cumulative effect at June 30, 2006		$(51,207)	$(11,562)	$12,918	$(49,851)

(1)	Estimated interest and penalties on income tax underpayment deficiencies resulting from disallowed executive compensation deductions under Section 162(m).
Please see our Consolidated Statement of Income and Consolidated Statement of Cash Flows below for the impact on our September 30, 2005 financial information.
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
We also recorded current income tax benefits of $1.1

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
At September 30, 2006, we have recorded approximately $38.5 million of additional income taxes payable, including estimated interest and penalties related to disallowed Section 162(m) executive compensation deductions either resulting from revised measurement dates or due to factors unrelated to revised measurement dates, but which were previously believed to qualify for Section 162(m) deductions. At this time, we cannot predict when the Section 162(m) underpayment deficiencies, together with interest and penalties, if any, will be paid. We expect to fund any such payment from cash flows from operating activities.

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
We expect to pay to certain current and former employees approximately $8 million in order to compensate such individuals for any increase in exercise price resulting from the matters which were the subject of the internal investigation, in order to avoid the adverse individual income tax impact of Section 409A due to revised measurement dates. The $8 million related to Section 409A will be paid to the affected individuals beginning in January 2008 and as the related stock options vest. We expect to fund any such payment from cash flows from operating activities, however, we have not yet determined the impact to our results of operations and financial condition. The increase in the exercise prices to be paid by optionholders upon their exercise is expected to offset, in the aggregate, the $8 million; however, the timing of any such exercises cannot be determined.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The tables below reflect the adjustments on our consolidated financial statements as of and for the quarter ended September 30, 2005:

	Consolidated Statement of Income
	For the three months ended September 30, 2005
	As Reported	Adjustments		As Restated
Revenues	$1,310,917	$—		$1,310,917

Operating expenses:
Cost of revenues:
Wages and benefits	628,119	566	(1)	628,685
Services and supplies	290,772	—		290,772
Rent, lease and maintenance	155,172	—		155,172
Depreciation and amortization	68,080	—		68,080
Other	4,247	—		4,247

Cost of revenues	1,146,390	566		1,146,956

Other operating expenses	9,764	—		9,764

Total operating expenses	1,156,154	566		1,156,720

Operating income	154,763	(566)		154,197

Interest expense	12,128	611	(2)	12,739
Other non-operating income, net	(4,381)	—		(4,381)

Pretax profit	147,016	(1,177)		145,839

Income tax expense	52,892	(428	)(3)	52,464

Net income	$94,124	$(749)		$93,375

Earnings per share:
Basic	$0.75	$(0.01)		$0.74

Diluted	$0.74	$(0.01)		$0.73

Shares used in computing earnings per share:
Basic	125,429	—		125,429

Diluted (5)	127,222	64	(4)	127,286

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Consolidated Statement of Cash Flows
	Three months ended September 30, 2005
			As
	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$94,124	$(749)	$93,375

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,080	—	68,080
Stock-based compensation expense	8,741	566 (1)	9,307
Excess tax benefit on stock-based compensation	(6,982)	1,504	(5,478)
Provision for uncollectible accounts receivable	3,250	—	3,250
Deferred income tax expense	13,928	1,822 (6)	15,750
Other non-cash activities	1,746	—	1,746
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(73,805)	—	(73,805)
Prepaid expenses and other current assets	(8,767)	—	(8,767)
Other assets	(9,328)	—	(9,328)
Accounts payable	9,038	—	9,038
Accrued compensation and benefits	(18,643)	—	(18,643)
Other accrued liabilities	(20,319)	—	(20,319)
Income taxes receivable/payable	32,577	—	32,577
Other long-term liabilities	1,255	(1,639)	(384)
Unearned revenue	12,931	—	12,931

Total adjustments	13,702	2,253	15,955

Net cash provided by operating activities	107,826	1,504	109,330

Cash flows from investing activities:
Purchases of property, equipment and software, net	(94,777)	—	(94,777)
Additions to other intangible assets	(6,906)	—	(6,906)
Payments for acquisitions, net of cash acquired	(42,644)	—	(42,644)
Intangibles acquired in subcontract termination	(16,530)	—	(16,530)
Purchases of investments	(4,515)	—	(4,515)

Net cash used in investing activities	(165,372)	—	(165,372)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	383,461	—	383,461
Payments of long-term debt	(377,708)	—	(377,708)
Excess tax benefit on stock-based compensation	6,982	(1,504)	5,478
Proceeds from stock options exercised	14,739	—	14,739
Proceeds from issuance of treasury shares	1,613	—	1,613

Net cash provided by financing activities	29,087	(1,504)	27,583

Net change in cash and cash equivalents	(28,459)	—	(28,459)
Cash and cash equivalents at beginning of period	62,685	—	62,685

Cash and cash equivalents at end of period	$34,226	$—	$34,226

(1)	Stock-based compensation expense.

(2)	Estimated interest expense on Section 162(m) deduction disallowances.

(3)	Income tax benefits for additional stock-based compensation expense and estimated interest expense.

(4)	Adjustment to dilutive shares resulting from changes in unrecognized compensation and excess tax benefits.

(5)	Basic earnings per share of common stock is computed using the weighted average number of our common shares outstanding during the periods. Diluted earnings per share is adjusted for the incremental shares that would be outstanding upon the assumed exercise of stock options. Shares used in computing diluted earnings per share includes the weighted average shares outstanding for the period used in calculating basic earnings per share, plus the dilutive effect of stock options outstanding during the period. Share dilution for the quarter presented excludes the effect of options outstanding that were considered antidilutive because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and windfall tax benefits

(6)	Deferred income tax associated with additional stock-based compensation expense, net of reversals related to stock option exercises.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. ACQUISITION
In July 2006, we completed the acquisition of Primax Recoveries, Inc. (“Primax”), one of the industry’s oldest and largest health care cost recovery firms. The transaction was valued at approximately $40 million, plus related transaction costs excluding contingent consideration of up to $10 million based upon future financial performance and was funded from cash on hand and borrowings on our Credit Facility (defined below). The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $63.8 million and assumed liabilities of $23.8 million. We recorded $19.6 million in goodwill, which is not deductible for income tax purposes, and intangible assets of $20.5 million. The $20.5 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of 11 years. We believe this acquisition expands our payor offering to include subrogation and overpayment recovery services to help clients improve profitability while maintaining their valued relationships with plan participants, employers and providers. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 12, 2006.
4. DIVESTITURES
In December 2005, we completed the divestiture of substantially all of our Government welfare-to-workforce services business (the “WWS Divestiture”) to Arbor E&T, LLC (“Arbor”), a wholly owned subsidiary of ResCare, Inc., for approximately $69 million, less transaction costs. Assets sold were approximately $30.3 million and liabilities assumed by Arbor were approximately $0.2 million, both of which were included in the Government segment. We retained the net working capital related to the WWS Divestiture. We recognized a pretax gain of $0.7 million ($0.4 million, net of income tax) and $0 in the first quarter of fiscal years 2007 and 2006, respectively, upon the assignment of customer contracts to Arbor. During fiscal year 2006, we recorded a gain of $33.5 million ($20.1 million, net of income tax). Approximately $3 million of the consideration relates to certain customer contracts whose assignment to Arbor was not complete as of September 30, 2006, and is reflected as deferred proceeds in other accrued liabilities in our Consolidated Balance Sheet as of September 30, 2006. We completed the transfers of these remaining contracts to Arbor in the second quarter of fiscal year 2007. The after tax proceeds from the divestiture were primarily used for general corporate purposes.
Revenues from the WWS Divestiture were $0.6 million and $53.5 million for the first quarter of fiscal years 2007 and 2006, respectively. Operating (loss) income from the WWS Divestiture, excluding the gain on sale, was ($0.5 million) and $4.5 million for the first quarter of fiscal years 2007 and 2006, respectively.
The welfare-to-workforce services business is no longer strategic or core to our operating philosophy. This divestiture allows us to focus on our technology-enabled business process outsourcing and information technology service offerings.
At September 30, 2006, we classified as assets held for sale certain customer contracts related to the WWS Divestiture whose transfer to Arbor was not complete as of September 30, 2006. The following table sets forth the assets held for sale included in prepaid expenses and other current assets in our Consolidated Balance Sheets (in thousands):

	September 30, 2006	June 30, 2006
Intangible assets related to the WWS Divestiture, net	$447	$634
Goodwill related to the WWS Divestiture	772	1,096

Total assets held for sale	$1,219	$1,730

5. RESTRUCTURING ACTIVITIES
During fiscal year 2006, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we began certain restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions. We estimate a total of 2,100 employees will be involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions will be migrated to lower cost markets. As of September 30, 2006, approximately 2,000 employees have been involuntarily terminated.
In our Commercial segment, we recorded a restructuring charge for involuntary termination of employees of $4.7 million for the three months ended September 30, 2006, which is reflected in wages and benefits in our Consolidated Statements of Income, and $0.9

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
million for the three months ended September 30, 2006, for impairments of facility costs and facility shutdown charges, which are reflected as part of total operating expenses in our Consolidated Statements of Income. In our Government segment, we recorded a restructuring charge for involuntary termination of employees of $0.4 million for the three months ended September 30, 2006, which is reflected in wages and benefits in our Consolidated Statements of Income.
The following table summarizes activity for the accrual for involuntary termination of employees for the three months ended September 30, 2006 (in thousands), exclusive of the Acquired HR Business (defined below):

Balance at June 30, 2006	$899
Accrual recorded	5,058
Payments	(907)

Balance at September 30, 2006	$5,050

The September 30, 2006 accrual for involuntary termination of employees is expected to be paid primarily in fiscal year 2007 from cash flows from operating activities.
During fiscal year 2005, we acquired the human resources consulting and outsourcing businesses of Mellon Financial Corporation (the “Acquired HR Business”). In the fourth quarter of fiscal year 2006, we substantially completed the integration of the Acquired HR Business. The integration included the elimination of redundant facilities, marketing and overhead costs, and the consolidation of processes from the historical cost structure of the acquired Mellon organization. The liabilities recorded at closing for the Acquired HR Business include $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the first quarter of fiscal year 2007, $0.4 million in involuntary employee termination payments were made and charged against accrued compensation bringing the total payments made to $16.1 million. We also recorded a $3.1 million and a $1.2 million reduction to the accrual and to goodwill in fiscal year 2006 and the first quarter of fiscal year 2007, respectively, as a result of a change in our estimates of severance to be paid. As of September 30, 2006, the balance of the related accrual was $1.9 million and is expected to be paid primarily in fiscal year 2007 from cash flows from operating activities.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended September 30, 2006 are as follows (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2006	$1,282,053	$1,174,601	$2,456,654
Acquisition activity	17,721	2,074	19,795
Foreign currency translation	1,460	(849)	611

Balance as of September 30, 2006	$1,301,234	$1,175,826	$2,477,060

Goodwill activity for the first quarter of fiscal year 2007 was primarily due to the acquisition of Primax (see Note 3). Approximately $2 billion, or 80.3%, of the original gross amount of goodwill recorded is deductible for income tax purposes.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following information relates to our other intangible assets (in thousands):

	September 30, 2006		June 30, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Acquired customer-related intangibles	$405,658	$(115,086)	$384,738	$(104,901)
Customer-related intangibles	230,208	(97,361)	222,268	(90,326)
All other	15,613	(6,889)	15,147	(6,113)

Total	$651,479	$(219,336)	$622,153	$(201,340)

Non-amortizable intangible assets:
Title plant	$51,045		$51,045
Trade name	3,843		3,843

Total	$54,888		$54,888

Aggregate Amortization:
For the quarter ended September 30, 2006			$18,765
For the quarter ended September 30, 2005			18,012

Estimated amortization for the years ended June 30,
2007			$75,932
2008			71,825
2009			61,996
2010			53,066
2011			46,686
Aggregate amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $3.8 million and $3.7 million for the three months ended September 30, 2006 and 2005, respectively, is recorded as a reduction of related contract revenue. Amortization expense includes approximately $10.2 million and $9.8 million for acquired customer-related intangibles for the three months ended September 30, 2006 and 2005, respectively. Amortizable intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 9 years. The amortization period for all other intangible assets, including trademarks, ranges from 3 to 20 years, with a weighted average of approximately 6 years.
7. LONG-TERM DEBT
Credit Facility
On July 6, 2006, we amended our secured term loan facility (“Term Loan Facility”) under our Credit Agreement dated March 20, 2006 (“Credit Facility”) and borrowed an additional $500 million on July 6, 2006 and an additional $500 million on August 1, 2006. As a result of the increase to the facility, the Applicable Margin, as defined in the Credit Facility, increased to LIBOR plus 200 basis points. We used the proceeds of the Term Loan Facility increase to finance the purchase of shares of our Class A common stock under the June 2006 $1 billion share repurchase authorization (See Note 8) and for the payment of transaction costs, fees and expenses related to the increase in the Term Loan Facility.
Following the Tender Offer, our credit ratings were downgraded by Moody’s and Standard and Poor’s, both to below investment grade. Standard & Poor’s further downgraded us to BB upon our announcement in June 2006 of the approval by our Board of Directors of a new $1 billion share repurchase plan. Fitch initiated its coverage of us in August 2006 at a rating of BB, except for our Senior Notes (defined below) which were rated BB-. Standard & Poor’s downgraded our credit rating further, to B+, following our announcement on September 28, 2006 that we would not be able to file our Annual Report on Form 10-K for the period ending June 30, 2006 by the September 28, 2006 extended deadline.
On September 26, 2006, we received an amendment, consent and waiver from the lenders under our Credit Facility with respect to, among other provisions, waiver of any default or event of default arising under the Credit Facility as a result of our failure to comply

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $15.7 million ($9.8 million, net of income tax), unamortized deferred financing costs of $3 million ($1.9 million, net of income tax) and unamortized discount of $0.6 million ($0.4 million, net of income tax) associated with our Senior Notes as of September 30, 2006 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.
On December 19, 2006, we entered into an Instrument of Resignation, Appointment and Acceptance with The Bank of New York Trust Company, N.A. and Wilmington Trust Company, whereby The Bank of New York Trust Company, N.A. resigned as trustee, as well as other offices or agencies, with respect to the Senior Notes, and was replaced by Wilmington Trust Company.
8. EQUITY
On August 15, 2006, the Compensation Committee of the Board of Directors granted 2,091,500 options to employees under the 1997 Stock Incentive Plan. Based on executive management’s recommendation, no stock option grants were made to corporate executive management pending substantive determination regarding corporate executive management’s actions in the matters related to the informal stock option investigation by the Securities and Exchange Commission and the grand jury subpoena issued by the United States District Court, Southern District of New York. However, the Compensation Committee of the Board of Directors agreed to grant options of 100,000 shares each to Ann Vezina, Chief Operating Officer, Commercial Solutions Group and Tom Burlin, Chief Operating Officer, Government Solutions Group, but those grants were deferred. The delay in the grants to Ms. Vezina and Mr. Burlin was necessary at the time because there were insufficient shares remaining in the 1997 Stock Incentive Plan to make the grants to Ms. Vezina and Mr. Burlin. Subsequent to August 15, 2006, there were a number of options granted under the 1997 Stock Incentive Plan that terminated, which options then became available to grant to other employees, including Ms. Vezina and Mr. Burlin. Please see further discussion in Note 16.
In June and August 2006, our Board of Directors authorized two share repurchase programs of up to $1 billion each of our Class A common stock. The programs, which are open ended, allow us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances,

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
general business conditions, and other factors, including alternative investment opportunities. As of September 30, 2006, we had repurchased approximately 19.9 million shares under the June 2006 authority at an average cost of approximately $50.30 per share (approximately $1 billion) all of which have been retired, of which 14.4 million shares with an average cost of approximately $50.64 per share (approximately $730.7 million) were repurchased and retired in the first quarter of fiscal year 2007. No repurchases have been made under the August 2006 authority as of the date of this filing. We expect to fund repurchases under this additional share repurchase program from borrowings under our Credit Facility.
In the first quarter of fiscal year 2007, we reissued approximately 57,000 treasury shares for proceeds totaling approximately $2.9 million to fund contributions to our employee stock purchase plan.
9. EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
		2005
	2006	(as restated)
Numerator:
Income available to common stockholders	$61,383	$93,375

Denominator:
Basic weighted average shares outstanding	103,452	125,429
Dilutive effect of stock options	1,309	1,857

Denominator for earnings per share assuming dillution	104,761	127,286

Basic earnings per share	$0.59	$0.74

Diluted earnings per share	$0.59	$0.73

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. During the three months ended September 30, 2006 and 2005, options to purchase approximately 6,282,000 and 6,826,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the windfall tax benefit.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	September,
		2005
	2006	(as restated)
Net income	$61,383	$93,375
Other comprehensive income (loss):
Foreign currency translation adjustment	2,715	(225)
Amortization of unrealized loss on forward interest rate agreements (net of income tax of $0.2 million and $0.2 million, respectively)	396	397
Unrealized gains on foreign exchange forward agreements (net of income tax of $0.2 million)	359	—

Comprehensive income	$64,853	$93,547

The amortization of unrealized loss on forward interest rate agreements relates to interest rate hedges, which were settled in June 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of our Senior Notes. The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) is reflected in accumulated other comprehensive loss, net, and will be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. During both the first quarters of fiscal years 2007 and 2006, we amortized approximately $0.6 million to interest expense.
We hedge the variability of a portion of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of September 30, 2006, the notional amount of these agreements totaled 419.5 million pesos ($37.7 million) and expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. The unrealized gain (loss) on these foreign exchange forward agreements is reflected in accumulated other comprehensive loss, net.
The following table represents the components of accumulated other comprehensive loss, net (in thousands):

	As of	As of
	September 30, 2006	June 30, 2006
Foreign currency gains (losses)	$2,289	$(426)
Unrealized loss on forward interest rate agreements (net of income tax of $5.9 million and $6.1 million, respectively)	(9,805)	(10,201)
Unrealized gains (losses) on foreign exchange forward agreements (net of income tax of $24 and ($193), respectively)	43	(316)

Total	$(7,473)	$(10,943)

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. PENSION AND OTHER POST-EMPLOYMENT PLANS
Net periodic benefit cost
The following table provides the components of net periodic benefit cost for the three months ended September 30, 2006 and 2005 (in thousands):

	Three Months ended
	September 30,
	2006		2005
		Non-U.S.	U.S.	Non-U.S.
	U.S. Plan	Plans	Plan	Plans
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$924	$1,384	$—	$1,410
Interest cost	63	1,366	—	1,166
Expected return on assets	(54)	(1,342)	—	(1,227)
Amortization of gains/losses	(6)	—	—	—
Amortization of prior service costs	63	—	—	—

Net periodic benefit cost for defined benefit plans	$990	$1,408	$—	$1,349

Contributions
We made contributions to the pension plans of approximately $1.2 million in the first three months of fiscal year 2007. We expect to contribute approximately $11 million to our pension plans during fiscal year 2007.
12. SEGMENT INFORMATION
The following is a summary of certain financial information by reportable segment (in thousands):

	Commercial	Government	Corporate	Consolidated
Three months ended September 30, 2006
Revenues (a)	$841,702	$543,736	$—	$1,385,438
Operating expenses (excluding depreciation and amortization)	709,637	425,834	27,471	1,162,942
Depreciation and amortization	57,312	23,971	355	81,638

Operating income	$74,753	$93,931	$(27,826)	$140,858

Three months ended September 30, 2005
(as restated)
Revenues (a)	$766,006	$544,911	$—	$1,310,917
Operating expenses (excluding depreciation and amortization)	636,555	422,676	29,409	1,088,640
Depreciation and amortization	45,086	22,572	422	68,080

Operating income	$84,365	$99,663	$(29,831)	$154,197

(a)	Revenues in our Government segment include revenues from operations divested during fiscal year 2006 of $0.6 million and $53.6 million for the three months ended September 30, 2006 and 2005, respectively.

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
Please see Note 2. Review of Stock Option Grant Practices and Note 14. Departure of Executive Officers in these Notes to Consolidated Financial Statements for discussions of our internal investigation of our stock option grant practices and subsequent restatement of previously filed financial statements and the departure of our Chief Executive Officer and Chief Financial Officer as a result of that investigation.
Lawsuits Related to Stock Option Grant Practices
Several derivative lawsuits have been filed in connection with our stock option grant practices generally alleging claims related to breach of fiduciary duty and unjust enrichment by certain of our directors and senior executives as follows:
Dallas County District Court
●	Merl Huntsinger, Derivatively on Behalf of Nominal Defendant Affiliated Computer Services, Inc., Plaintiff, vs. Darwin Deason, Mark A. King, J. Livingston Kosberg, Dennis McCuistion, Joseph P. O’Neill, Jeffrey A. Rich and Frank A. Rossi, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, Cause No. 06-03403 in the District Court of Dallas County, Texas, 193rd Judicial District filed on April 7, 2006.

●	Robert P. Oury, Derivatively on Behalf of Nominal Defendant Affiliated Computer Services, Inc., Plaintiff, vs. Darwin Deason, Mark A. King, J. Livingston Kosberg, Dennis McCuistion, Joseph P. O’Neill, Jeffrey A. Rich and Frank A. Rossi, and Affiliated Computer Services, Inc., Nominal Defendant, Cause No. 06-03872 in the District Court of Dallas County, Texas, 193rd Judicial District filed on April 21, 2006.

●	Anchorage Police & Fire Retirement System, derivatively on behalf of nominal defendant Affiliated Computer Services Inc., Plaintiff v. Jeffrey Rich; Darwin Deason; Mark King; Joseph O’Neill; Frank Rossi; Dennis McCuiston; J. Livingston Kosberg; Gerald Ford; Clifford Kendall; David Black; Henry Hortenstine; Peter Bracken; William Deckelman; Affiliated Computer Services Inc. Cause No. 06-5265-A in the District Court of Dallas County, Texas, 14th Judicial District filed on June 2, 2006.
The Huntsinger, Oury, and Anchorage lawsuits were consolidated into one case in the Dallas District Court on June 5, 2006, and are now collectively known as the In Re Affiliated Computer Services, Inc. Derivative Litigation case.
U.S. District Court of Delaware

●	Jeffrey T. Strauss, derivatively on behalf of Affiliated Computer Services Inc. v. Jeffrey A. Rich; Mark A. King; and Affiliated Computer Services, Inc., as defendants – U.S. District Court of Delaware, Cause No. 06-318, filed on May 16, 2006.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Delaware Chancery Court
●	Jan Brandin, in the Right of and for the Benefit of Affiliated Computer Services, Inc., Plaintiff, vs. Darwin Deason, Jeffrey A. Rich, Mark A. King, Joseph O’Neill and Frank Rossi, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, Civil Action No. CA2123-N, pending before the Court of Chancery of the State of Delaware in and for New Castle County, filed on May 2, 2006.
U.S. District Court, Northern District of Texas
●	Alaska Electrical Fund, derivatively on behalf of Affiliated Computer Services Inc. v. Jeffrey Rich; Joseph O’Neill; Frank A. Rossi; Darwin Deason; Mark King; Lynn Blodgett; J. Livingston Kosberg; Dennis McCuistion; Warren Edwards; John Rexford and John M. Brophy, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, U.S. District Court, Northern District of Texas, Dallas Division, Cause No. 3-06CV1110-M, filed on June 22, 2006.

●	Bennett Ray Lunceford and Ann M. Lunceford, derivatively on behalf of Affiliated Computer Services Inc. v. Jeffrey Rich; Joseph O’Neill; Frank A. Rossi; Darwin Deason; Mark King; Lynn Blodgett; J. Livingston Kosberg; Dennis McCuiston; Warren Edwards; John Rexford and John M. Brophy, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, U.S. District Court, Northern District of Texas, Dallas Division, Cause No. 3-06CV1212-M, filed on July 7, 2006.
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
U.S. District Court of Texas, Northern District of Texas
●	Terri Simeon, on behalf of Herself and All Others Similarly Situated, Plaintiff, vs. Affiliated Computer Services, Inc., Darwin Deason, Mark A. King, Lynn R. Blodgett, Jeffrey A. Rich, Joseph O’Neill, Frank Rossi, J. Livingston Kosberg, Dennis McCuistion, The Retirement Committee of the ACS Savings Plan, and John Does 1-30, Defendants, U. S. District Court, Northern District of Texas, Dallas Division, Civil Action No. 306-CV-1592P filed August 31, 2006.
●	Kyle Burke, Individually and on behalf of All Others Similarly Situated, Plaintiff, vs. Affiliated Computer Services, Inc., the ACS Administrative Committee, Lora Villarreal, Kellar Nevill, Gladys Mitchell, Meg Cino, Mike Miller, John Crysler, Van Johnson, Scott Bell, Anne Meli, David Lotocki, Randall Booth, Pam Trutna, Brett Jakovac, Jeffrey A. Rich, Mark A. King, Darwin Deason, Joseph P. O’Neill and J. Livingston Kosberg, U. S. District Court, Northern District of Texas, Dallas Division, Case No. 3:06-CV-02379-M.
On January 10, 2007, the Simeon case and the Burke case were consolidated and we expect that a consolidated amended complaint will be filed.
The cases described above are being vigorously defended. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any.
Declaratory Action with Respect to Alleged Default and Purported Acceleration of our Senior Notes and Amendment, Consent and Waiver for our Credit Facility
Please see Note 7. Long-Term Debt for a discussion of the Alleged Default and Purported Acceleration of our Senior Notes and waivers, amendments, and consents obtained for our Credit Facility.
Investigation Regarding Photo Enforcement Contract in Edmonton, Alberta, Canada
We and one of our Canadian subsidiaries, ACS Public Sector Solutions, Inc., received a summons issued February 15, 2006 by the Alberta Department of Justice requiring us and our subsidiary to answer a charge of a violation of a Canadian Federal law which prohibits giving, offering or agreeing to give or offer any reward, advantage or benefit as consideration for receiving any favor in

\

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
connection with a business relationship. The charge covers the period from January 1, 1998 through June 4, 2004 and references the involvement of certain Edmonton, Alberta police officials. Two Edmonton police officials have been separately charged for violation of this law. The alleged violation relates to the subsidiary’s contract with the City of Edmonton for photo enforcement services. We acquired this subsidiary and contract from Lockheed Martin Corporation in August 2001 when we acquired Lockheed Martin IMS Corporation. The contract currently is on a month-to-month term with revenues of approximately $0.6 million (U.S. dollars) in the first quarter of both fiscal years 2007 and 2006. A renewal contract had been awarded to our subsidiary in 2004 on a sole source basis, but this renewal award was rescinded by the City of Edmonton and a subsequent request for proposals for an expanded photo enforcement contract was issued in September 2004. Prior to announcement of any award, however, the City of Edmonton suspended this procurement process pending the completion of the investigation by the Royal Canadian Mounted Police which led to the February 15, 2006 summons. We conducted an internal investigation of this matter, and based on our findings from our internal investigation, we believe that our subsidiary has sustainable defenses to the charge. We notified the U.S. Department of Justice and the U.S. Securities and Exchange Commission upon our receipt of the summons and continue to periodically report the status of this matter to them.
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
Investigation Regarding Certain Child Support Payment Processing Contracts
Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. We believe that the inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio but may also extend to the conduct of ACS SLS and Tier with respect to the bidding process for child support contracts in certain other states. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $10.9 million and $11.3 million for the first quarter of fiscal years 2007 and 2006, respectively, representing approximately 0.8% and 0.9% of our revenues for the first quarter of fiscal years 2007 and 2006, respectively. Our teaming arrangement with Tier also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). In May 2006 we were advised that one of our current employees (who has not been active in our government business segment since June 2005) and one former employee of ACS SLS, both of whom held senior management positions in the subsidiary during the period in question, have received target letters from the DOJ related to this inquiry. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Investigation regarding Florida Workforce Contracts
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 0.8% of our revenues for the first quarter of fiscal year 2006. We had no revenue related to this contract in the first quarter of fiscal year 2007. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ and DOL in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any. During the second quarter of fiscal year 2006, we completed the divestiture of substantially all of our welfare-to-workforce business (See Note 4 – Divestitures for further information). However, we retained the liabilities for this business which arose from activities prior to the date of closing, including the contingent liabilities discussed above.
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2006, outstanding surety bonds of $497.6 million and $93.3 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $22.4 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
In fiscal year 2006, we purchased approximately $17.3 million of U.S. Treasury Notes in conjunction with a contract in our Government segment, and pledged them in accordance with the terms of the contract to secure our performance. The U.S. Treasury Notes are accounted for as held to maturity pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and reflected in other assets in our Consolidated Balance Sheets.
We are obligated to make contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the first quarter of fiscal year 2007, we made contingent consideration payments of $1.5 million related to acquisitions completed in prior years. As of September 30, 2006, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $70.3 million. Upon satisfaction of the specified contractual criteria, such payments primarily result in a corresponding increase in goodwill.
We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our Federal business to Lockheed Martin Corporation in fiscal year 2004. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
to be significantly less. As of September 30, 2006, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2006, we serviced a FFEL portfolio of approximately 2.1 million loans with an outstanding principal balance of approximately $29.8 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2006, other accrued liabilities include reserves which we believe to be adequate.
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
14. DEPARTURE OF EXECUTIVE OFFICERS
On November 26, 2006, Mark A. King resigned as our President, Chief Executive Officer and as a director. In connection therewith, on November 26, 2006 we and Mr. King entered into a separation agreement (the “King Agreement”). The King Agreement provides, among other things, that Mr. King will remain with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the King Agreement, all unvested stock options held by Mr. King have been terminated as of November 26, 2006, excluding options that would have otherwise vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. King does not materially breach certain specified provisions of the King Agreement. The King Agreement also provides that the exercise price of Mr. King’s vested stock options will be increased to an amount determined by us in a manner consistent with the final determination of the review performed by us in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006 and the exercise price of certain vested options will be further increased by the amount by which the aggregate exercise price of stock options previously exercised by Mr. King would have been increased had the stock options not been previously exercised. Mr. King’s vested options, if unexercised, will expire no later than June 30, 2008. The King Agreement also subjects Mr. King to non-competition and non-solicitation covenants until December 31, 2009. In addition, the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
King Agreement provides that Mr. King’s severance agreement with us is terminated, Mr. King’s salary will be reduced during the transition period and Mr. King will not be eligible to participate in our bonus plans. Mr. King will be eligible to receive certain of our provided health benefits through December 31, 2009 the estimated cost of which is not material.
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
15. NEW ACCOUNTING PRONOUNCEMENTS
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
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.
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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.
16. SUBSEQUENT EVENTS
Please see Note 2. Review of Stock Option Grant Practices and Note 14. Departure of Executive Officers in these Notes to Consolidated Financial Statements for discussions of our internal investigation of our stock option grant practices and subsequent restatement of previously filed financial statements and the departure of our Chief Executive Officer and Chief Financial Officer as a result of that investigation.
Please see Note 7. Long-Term Debt for a discussion of the Alleged Default and Purported Acceleration of our Senior Notes and waiver, amendments and consents received for our Credit Facility.
In October 2006, we completed the acquisition of Systech Integrators, Inc. (“Systech”), an information technology solutions company offering an array of SAP software services. Systech’s services include SAP consulting services, systems integration and custom application development and maintenance. The transaction was valued at approximately $65 million plus contingent payments of up to $40 million based on future financial performance. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility. We believe this acquisition will enhance our position as a comprehensive provider of SAP services across numerous markets.
Because of the investigation into our stock option grant practices, we were unable to timely file our Annual Report on Form 10-K and our Annual Meeting of Stockholders was delayed, and the regularly scheduled meeting of our Board of Directors that was to have occurred in November 2006 was focused solely on stock option investigation matters and any other matters for consideration were deferred. Under our stock option granting policy, the day prior to or the day of that regularly scheduled November Board meeting, the Compensation Committee could have granted options to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition. On the morning of December 9, 2006, the Compensation Committee met to discuss whether options, which were now available under the 1997 Stock Incentive Plan, should be granted to new hires, employees receiving a grant in connection with a promotion, or persons who became ACS employees as a result of an acquisition. After consideration of the fact that options would have been granted in November, if the regularly scheduled Board meeting had not deferred consideration of matters other than the stock option investigation, the Compensation Committee met on December 9, 2006 and, as a result of their actions at that meeting, a grant of 692,000 shares was made to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition, with such grants including 140,000 shares to Lynn Blodgett, who had been promoted to President and Chief Executive Officer; 75,000 shares to John Rexford who had been promoted to Executive Vice President and Chief Financial Officer and named a director; and 100,000 shares each to Ms. Vezina and Mr. Burlin, which grants were in recognition of their recent promotions to Chief Operating Officers of the Commercial and Government segments, respectively, and had been approved by the compensation committee on August 15, 2006 but were deferred until shares were available for grant.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Prior to 2002 we had guaranteed $11.5 million of certain loan obligations owed to Citicorp USA, Inc. by DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). Our Chairman owned a majority interest in DDH. In consideration for that guaranty, we had access to corporate aircraft at favorable rates. In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. As partial consideration for the release of our corporate guaranty, we agreed to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2006, we had $0.6 million remaining in prepaid flights with DDH. In the second quarter of fiscal year 2007, we were notified by DDH Aviation, Inc., a corporate airplane brokerage company in which our Chairman owns a majority interest, of their intent to wind down operations; therefore, we recorded a charge of $0.6 million related to the unused prepaid charter flights. We anticipate that these administrative services will cease prior to June 30, 2007 as a result of the wind down of the DDH operations.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). While management has based any forward-looking statements contained herein on its current expectations, the information on which such expectations were based may change. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of risks, uncertainties, and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. Such risks, uncertainties, and other factors include, but are not necessarily limited to, those set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K. In addition, we operate in a highly competitive and rapidly changing environment, and new risks may arise. Accordingly, investors should not place any reliance on forward-looking statements as a prediction of actual results. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.
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
OVERVIEW
We derive our revenues from delivering comprehensive business process outsourcing and information technology services solutions to commercial and government clients. A substantial portion of our revenues is derived from recurring monthly charges to our clients under service contracts with initial terms that vary from one to ten years. We define recurring revenues as revenues derived from services that our clients use each year in connection with their ongoing businesses, and accordingly, exclude software license fees, short-term contract programming and consulting engagements, product installation fees, and hardware and software sales. However, as we add, through acquisitions or new service offerings, consulting or other services to enhance the value delivered and offered to our clients, which are primarily short-term in nature, we may experience variations in our mix of recurring versus non-recurring revenues. Since inception, our acquisition program has resulted in growth and diversification of our client base, expansion of services and products offered, increased economies of scale and geographic expansion.
Management focuses on various metrics in analyzing our business and its performance and outlook. One such metric is our sales pipeline, which was approximately $1.6 billion of annual recurring revenues as of September 30, 2006. Our sales pipeline is a qualified pipeline of deals with signings anticipated within the next six months and excludes deals with annual recurring revenue over $100 million. Both the commercial and government pipelines have significant, quality opportunities across multiple lines of business and in multiple verticals, including business process outsourcing, commercial and government information technology services and healthcare. We analyze the cash flow generation qualities of each deal in our pipeline and make decisions based on its cash return characteristics. While the magnitude of our sales pipeline is an important indicator of potential new business signings and potential future internal revenue growth, actual new business signings and internal revenue growth depend on a number of factors including the effectiveness of our sales pursuit teams, competition for a deal, deal pricing and other risks described further in Item 1A. Risk Factors in our Annual Report on Form 10-K.
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
Renewal rates are a key indicator of client satisfaction. Our fiscal year 2006 renewal rates were approximately 85%. We define total contract value as the estimated total revenues from contracts signed during the period and represents estimated total revenue over the term of the contract. We use total contract value as an additional measure of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. Revenues for total contract value are measured under GAAP. Due to the timing of renewal rates on a quarterly basis we believe it is appropriate to analyze our renewal rates on an annual basis.
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
Another metric of new business signings that we monitor is capital intensity, defined as capital expenditures and additions to intangible assets, of new business signings. Understanding the capital intensity of new business signings is helpful in determining the future free cash flow generating levels of our business. Historically the capital intensity in our business has ranged between 5-7%. During fiscal year 2006, the overall capital intensity of our business was slightly in excess of 8% due to approximately $60 million in investments that we made in certain areas of our business. These investments included investments related to integrating the Acquired HR Business (defined below) and expanding our human resources outsourcing technology platform; investments made in our Government healthcare technology platforms; the expansion of our data center capacity with the addition of a new data center and investments to increase global production both in existing locations and new geographies. The expected capital intensity of new business signings during fiscal year 2006 was consistent with our historical range. We believe the expected capital intensity range of our new business signings reflects a healthy competitive environment and the related risks we are taking with respects to our new IT services and business process outsourcing business.
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
The Board of Directors appointed Lynn Blodgett, who had been serving as our Executive Vice President and Chief Operating Officer and as a director since September 2005, as President and Chief Executive Officer, and John Rexford, who had been serving as Executive Vice President – Corporate Development since March 2001, as Executive Vice President and Chief Financial Officer and as a director, in each case effective on November 26, 2006. Mr. Blodgett and Mr. Rexford each have served in various executive capacities with us for over ten years.
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
o
After reviewing the results of the investigation to date, our Board of Directors determined that it would be appropriate to accept the resignations of Mr. King and Mr. Edwards. Our Board of Directors has since appointed a new Chief Executive Officer and Chief Financial Officer.

o	Designating internal legal and accounting staffs to oversee the documentation and accounting of all grants of stock options or restricted stock.

o	Monitoring industry and regulatory developments in stock option and restricted stock awards and implementing and maintaining best practices with respect to grants of stock options or restricted stock.

o
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
We have concluded that a number of unanimous written consents were not fully executed or effective on the date set forth on the consents and that using the date stated thereon as the measurement date was incorrect. We have determined a revised measurement date for each stock option grant based on the information now available to us. The revised measurement date reflects the date for which there is objective evidence that the required granting actions necessary to approve the grants, in accordance with our corporate governance procedures, were completed. The accounting guidelines we used in determining the correct accounting measurement date for our option grants require clear evidence of final corporate granting action approving the option grants. Therefore, while the internal investigation did not conclude that option grant dates with respect to certain grants had been selected with hindsight, we nevertheless concluded in many cases that the accounting measurement dates for these grants should be adjusted because the final corporate granting action occurred after the original grant date reflected in our unanimous written consents. In cases where the closing market price on the revised measurement date exceeded the NYSE or NASDAQ closing market price on the original measurement date, we have recognized compensation expense equal to this excess over the vesting term of each option, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB25”) for periods ending on or before June 30, 2005. Additionally, beginning July 1, 2005, we have recognized compensation expense in accordance with Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment” (“SFAS 123(R)”) based on the fair value of stock options granted, using the revised measurement dates.
Subsequent to the delivery of the results of the investigation, we, with the approval of our Audit Committee, have determined that the cumulative non-cash stock-based compensation expense adjustment was material and that our consolidated financial statements for each of the first three quarters of fiscal year ended June 30, 2006, each of the quarters in the fiscal year ended June 30, 2005 and each of the fiscal years ended June 30, 2005 and June 30, 2004, as well as the selected consolidated financial data for the fiscal years ended June 30, 2003 and 2002 should be restated to record additional stock-based compensation expense resulting from stock options granted during 1994 to 2005 that were incorrectly accounted for under GAAP, and related income tax effects. Related income tax effects include deferred income tax benefits on the compensation expense, and additional income tax liabilities and estimated penalties and interest related to the application of Internal Revenue Code Section 162(m) and related Treasury Regulations (“Section 162(m)”) to stock-based executive compensation previously deducted, that is now no longer deductible as a result of revised measurement dates of certain stock option grants. We have also included in our restatements additional income tax liabilities and estimated penalties and interest, with adjustments to additional paid-in capital and income tax expense, related to certain cash and stock-based executive compensation deductions previously taken under Section 162(m), which we believe may now be non-deductible as a result of information that has been obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. Our decision to restate our financial statements was based on the facts obtained by management and the special committee.

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

Decrease in cumulative net income and retained earnings:
Stock-based compensation expense	$(51,207)
Estimated tax related penalties and interest on underpayment deficiencies resulting from disallowed Section 162(m) executive compensation deductions	(11,562)

Decrease in pretax profit	(62,769)
Income tax benefit, net	__12,918

Decrease in cumulative net income and retained earnings		$(49,851)

Increase to additional paid-in capital:
Stock-based compensation expense	51,207
Reduction of excess tax benefits for certain stock options exercised, due to revised measurement dates (1)	(10,210)
Reduction of excess tax benefits for certain stock option exercised related to disallowed Section 162(m) executive compensation deductions, due to revised measurement dates (2)	(13,372)
Reduction of excess tax benefits for certain stock options exercised related to disallowed executive compensation deductions previously believed to qualify for Section 162(m) exceptions, due to factors unrelated to revised measurement dates (3)	(10,505)

Increase in additional paid-in capital		17,120

Decrease in stockholders’ equity at June 30, 2006		$(32,731)

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

			Estimated
			interest	Income
		Stock-based	and	tax
		compensation	penalties	benefit,	Total
		expense	(1)	net	adjustments
Years ended June 30,
1995		$(63)	$—	$23	$(40)
1996		(444)	—	130	(314)
1997		(1,404)	—	301	(1,103)
1998		(1,876)	—	405	(1,471)
1999		(3,325)	—	717	(2,608)
2000		(4,870)	(87)	511	(4,446)
2001		(6,433)	(546)	1,074	(5,905)
2002		(7,833)	(1,414)	1,636	(7,611)
2003		(9,237)	(1,454)	2,119	(8,572)

Cumulative effect at June 30, 2003		(35,485)	(3,501)	6,916	(32,070)

	Net					Net
	income as					income as
	reported					restated

Years ended June 30,
2004	$529,843	(7,527)	(2,509)	1,921	(8,115)	$521,728
2005	415,945	(6,061)	(2,526)	2,211	(6,376)	409,569
2006		(2,134)	(3,026)	1,870	(3,290)

Cumulative effect at June 30, 2006		$(51,207)	$(11,562)	$12,918	$(49,851)

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
We also recorded current income tax benefits of $1.1 million, $0.6 million and $0.4 million for the fiscal years ending June 30, 2006, 2005 and 2004, respectively, and $0.1 million for periods prior to fiscal year 2004 related to the income tax benefit of the estimated deductible interest expense on income tax underpayment deficiencies related to disallowed cash and stock based executive compensation deductions previously taken under Section 162(m) as discussed in “Other tax matters” below. These income tax benefits are reduced by current income tax expense of $0 million, $0.6 million and $1.2 million for the fiscal years June 30, 2006, 2005 and 2004, respectively, and $2.8 million for periods prior to fiscal year 2004 related to disallowed cash based executive incentive compensation deductions that were previously believed to qualify as a deduction under

Section 162(m). The sum of these current and deferred income tax adjustments are reflected as income tax benefit, net, in the above tables.
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
At September 30, 2006, we have recorded approximately $38.5 million of additional income taxes payable, including estimated interest and penalties related disallowed Section 162(m) executive compensation deductions either resulting from revised measurement dates or due to factors unrelated to revised measurement dates, but which were previously believed to qualify for Section 162(m) deductions. At this time, we cannot predict when the Section 162(m) underpayment deficiencies, together with interest and penalties, if any, will be paid. We expect to fund any such payments from cash flows from operating activities.
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
DEPARTURE OF EXECUTIVE OFFICERS
On November 26, 2006, Mark A. King resigned as our President, Chief Executive Officer and as a director. In connection therewith, on November 26, 2006 we and Mr. King entered into a separation agreement (the “King Agreement”). The King Agreement provides, among other things, that Mr. King will remain with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the King Agreement, all unvested stock options held by Mr. King have been terminated as of November 26, 2006, excluding options that would have otherwise vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. King does not materially breach certain specified provisions of the King Agreement. The King Agreement also provides that the exercise price of Mr. King’s vested stock options will be increased to an amount determined by us in a manner consistent with the final determination of the review performed by us in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006 and the exercise price of certain vested options will be further increased by the amount by which the aggregate exercise price of stock options previously exercised by Mr. King would have been increased had the stock options not been previously exercised. Mr. King’s vested options, if unexercised, will expire no later than June 30, 2008. The King Agreement also subjects Mr. King to non-competition and non-solicitation covenants until December 31, 2009. In addition, the King Agreement provides that Mr. King’s severance agreement with us is terminated, Mr. King’s salary will be reduced during the transition period and Mr. King will not be eligible to participate in our bonus plans. Mr. King will be eligible to receive certain of our provided health benefits through December 31, 2009 the estimated cost of which is not material.
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
SIGNIFICANT DEVELOPMENTS
New Business
During the first quarter of fiscal year 2007, we signed contracts with new clients and incremental business with existing clients representing $131.7 million of annualized recurring revenue. The Commercial segment contributed 79% of the new contract signings (based on annual recurring revenues) including contracts with Anthem, Verizon and Humana. The Government segment contributed 21% of the new contract signings (based on annual recurring revenues) including contracts with the Indiana Department of Workforce Development and the Centers for Medicare & Medicaid Services.
Acquisition
In July 2006, we completed the acquisition of Primax Recoveries, Inc. (“Primax”), one of the industry’s oldest and largest health care cost recovery firms. The transaction was valued at approximately $40 million, plus related transaction costs excluding contingent consideration of up to $10 million based upon future financial performance and was funded from cash on hand and borrowings on our Credit Facility (defined in Liquidity and Capital Resources). We believe this acquisition expands our payor offering to include subrogation and overpayment recovery services to help clients improve profitability while maintaining their valued relationships with plan participants, employers and providers. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 12, 2006.
Restructuring and other activities
During fiscal year 2006, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we began certain restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions. We estimate a total of 2,100 employees will be involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions will be migrated to lower cost markets. As of September 30, 2006, approximately 2,000 employees have been involuntarily terminated. We anticipate the costs savings related to these involuntary terminations will be approximately $105 million ($75 million related to terminations in the first quarter of fiscal year 2007) of wages and benefits per year; however, some of the cost savings from these involuntary terminations will be reinvested in subject matter experts, project management talent and sales personnel as we look to further promote those lines of businesses that reflect the greatest potential for growth. Our assessment activities are ongoing and may result in further restructuring and related charges, the amount and timing of which cannot be determined at this time.
In our Commercial segment, we recorded a restructuring charge for involuntary termination of employees of $4.7 million for the three months ended September 30, 2006, which is reflected in wages and benefits in our Consolidated Statements of Income, and $0.9 million for the three months ended September 30, 2006, for impairments of facility costs and facility shutdown charges, which are reflected as part of total operating expenses in our Consolidated Statements of Income. In our Government segment, we recorded a restructuring charge for involuntary termination of employees of $0.4 million for the three months ended September 30, 2006, which is reflected in wages and benefits in our Consolidated Statements of Income.

The following table summarizes activity for the accrual for involuntary termination of employees for the three months ended September 30, 2006 (in thousands), exclusive of the Acquired HR Business (defined below):

Balance at June 30, 2006	$899
Accrual recorded	5,058
Payments	(907)

Balance at September 30, 2006	$5,050

The September 30, 2006 accrual for involuntary termination of employees is expected to be paid primarily in fiscal year 2007 from cash flows from operating activities.
During fiscal year 2005, we acquired the human resources consulting and outsourcing businesses of Mellon Financial Corporation (the “Acquired HR Business”). In the fourth quarter of fiscal year 2006, we substantially completed the integration of the Acquired HR Business. The integration included the elimination of redundant facilities, marketing and overhead costs, and the consolidation of processes from the historical cost structure of the acquired Mellon organization. The liabilities recorded at closing for the Acquired HR Business include $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the first quarter of fiscal year 2007, $0.4 million in involuntary employee termination payments were made and charged against accrued compensation bringing the total payments made to $16.1 million. We also recorded a $3.1 million and a $1.2 million reduction to the accrual and to goodwill in fiscal year 2006 and the first quarter of fiscal year 2007, respectively, as a result of a change in our estimates of severance to be paid. As of September 30, 2006, the balance of the related accrual was $1.9 million and is expected to be paid primarily in fiscal year 2007 from cash flows from operating activities.
Share Repurchase Programs
In June and August 2006, our Board of Directors authorized two share repurchase programs of up to $1 billion each of our Class A common stock. The programs, which are open ended, allow us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. As of September 30, 2006, we had repurchased approximately 19.9 million shares under the June 2006 authority at an average cost of approximately $50.30 per share (approximately $1 billion) all of which have been retired, of which 14.4 million shares with an average cost of approximately $50.64 per share (approximately $730.7 million) were purchased and retired in the first quarter of fiscal year 2007. No repurchases have been made under the August 2006 authority as of the date of this filing. We except to fund repurchases under this additional share repurchase program from borrowings under our Credit Facility.
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
Please see “Credit Facility” and “Senior Notes” below in this Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resouces for a discussion of the Alleged Default and Purported Acceleration of our Senior Notes and waivers, amendments and consents obtained for our Credit Facility.
In October 2006, we completed the acquisition of Systech Integrators, Inc. (“Systech”), an information technology solutions company offering an array of SAP software services. Systech’s services include SAP consulting services, systems integration and custom application development and maintenance. The transaction was valued at approximately $65 million plus contingent payments of up to $40 million based on future financial performance. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility (defined below). We believe this acquisition will enhance our position as a comprehensive provider of SAP services across numerous markets.
Because of the ongoing stock option investigation, we were unable to timely file our Annual Report on Form 10-K and our Annual Meeting of Stockholders was delayed, and the regularly scheduled meeting of our Board of Directors that was to have occurred in November 2006 was focused solely on stock option investigation matters and any other matters for consideration were deferred. Under our stock option granting policy, the day prior to or the day of that regularly scheduled November Board meeting, the Compensation Committee could have granted options to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition. On the morning of December 9, 2006 the Compensation Committee met to discuss whether options, that were now available under the 1997 Stock Incentive Plan, should be granted to new hires, employees receiving a grant in connection with a promotion, or persons who became ACS employees as a result of an acquisition. After consideration of the fact that options would have been granted in November, if the regularly scheduled Board meeting had not deferred consideration of matters other than the stock option investigation, the Compensation Committee met on December 9, 2006 and, as a result of their actions at that meeting, a grant of 692,000 shares was made to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition, with such grants including 140,000 shares to Lynn Blodgett, who had been promoted to President and Chief Executive Officer; 75,000 shares to John Rexford who had been promoted to Executive Vice President and Chief Financial Officer; and 100,000 shares each to Ann Vezina and Tom Burlin which grants were in recognition of their recent promotions to Chief Operating Officers of the Commercial and Government segments, respectively, and had been approved by the Compensation Committee on August 15, 2006 but were deferred until shares were available for grants.
Prior to 2002 we had guaranteed $11.5 million of certain loan obligations owed to Citicorp USA, Inc. by DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). Our Chairman owned a majority interest in DDH. In consideration for that guaranty, we had access to corporate aircraft at favorable rates. In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. As partial consideration for the release of our corporate guaranty, we agreed to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2006, we had $0.6 million remaining in prepaid flights with DDH. In the second quarter of fiscal year 2007, we were notified by DDH Aviation, Inc., a corporate airplane brokerage company in which our Chairman owns a majority interest, of their intent to wind down operations; therefore, we recorded a charge of $0.6 million related to the unused prepaid charter flights. We anticipate that these administrative services will cease prior to June 30, 2007 as a result of the wind down of the DDH operations.
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

	Three months ended September 30,
	2006	2005	$ Growth	Growth %
Consolidated:
Total revenues	$1,385,438	$1,310,917	$74,521	6%
Less: divestitures	(585)	(53,618)	53,033

Adjusted	$1,384,853	$1,257,299	$127,554	10%

Acquired revenues	$77,188	$—	$77,188	6%
Internal revenues	1,307,665	1,257,299	50,366	4%

Total	$1,384,853	$1,257,299	$127,554	10%

Commercial:
Acquired revenues	$31,188	$—	$31,188	4%
Internal revenues	810,514	766,006	44,508	6%

Total	$841,702	$766,006	$75,696	10%

Government:
Total revenues	$543,736	$544,911	$(1,175)	—
Less: divestitures	(585)	(53,618)	53,033

Adjusted	$543,151	$491,293	$51,858	10%

Acquired revenues	$46,000	$—	$46,000	9%
Internal revenues	497,151	491,293	5,858	1%

Total	$543,151	$491,293	$51,858	10%

RESULTS OF OPERATIONS
Information for the quarter ended September 30, 2005 has been restated in the following table, as discussed in Management’s Discussion and Analysis of Results of Operations. Review of Stock Option Grant Practices.
The following table sets forth the items from our Consolidated Statements of Income expressed as a percentage of revenues. Please refer to the comparisons below for discussion of items affecting these percentages.

	Three months ended
	September 30,
	2006	2005
		(as restated)
Revenues	100.0%	100.0%

Operating expenses:
Cost of revenues:
Wages and benefits	48.1	48.0
Services and supplies	21.0	22.2
Rent, lease and maintenance	12.9	11.8
Depreciation and amortization	5.9	5.2
Other	0.8	0.3

Total cost of revenues	88.7	87.5

Other operating expenses	1.1	0.7

Total operating expenses	89.8	88.2

Operating income	10.2	11.8

Interest expense	3.4	1.0
Other non-operating income, net	(0.2)	(0.3)

Pretax profit	7.0	11.1

Income tax expense	2.6	4.0

Net income	4.4%	7.1%

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005
Revenues
In the first quarter of fiscal year 2007, our revenues increased $74.5 million, or 6%, to $1.4 billion from $1.3 billion in the first quarter of fiscal year 2006. Internal revenue growth for the first quarter of fiscal year 2007 was 4% and the remainder of the revenue growth was related to acquisitions. Excluding revenues related to divested operations, revenues increased $127.6 million, or 10% from the first quarter of fiscal year 2006.
Revenue in our Commercial segment, which represents 61% of consolidated revenue for the first quarter of fiscal year 2007, increased $75.7 million, or 10%, to $841.7 million in the first quarter of fiscal year 2007 compared to the same period last year. Internal revenue growth was 6%, due primarily to increased revenue related to contracts with Sprint/Nextel, MeadWestvaco, Disney, Glaxo-Smith-Kline, Humana, UnumProvident, Aetna, Princeton Health Systems and Kaiser Southern offset by decreases for General Motors and SBC Communications. The items discussed above collectively represent 97% of our internal revenue growth for the period in this segment. Revenue growth from acquisitions was 4% for the three months ended September 30, 2006, primarily related to the Intellinex and Primax acquisitions completed in May and July 2006, respectively.
Revenue in our Government segment, which represents 39% of consolidated revenue for the first quarter of fiscal year 2007, decreased $1.2 million, to $543.7 million in the first quarter of fiscal year 2007 compared to the same period last year. Revenue growth from acquisitions was 9% primarily due to the Transport Revenue acquisition completed in the second quarter of fiscal year 2006. Excluding revenues related to divested operations, revenues increased $51.9 million, or 10% from the first quarter of fiscal year 2006. Internal revenue growth was 1% primarily related to contracts with the State of Maryland, Social Security Administration, Texas Medicaid, New Hampshire Medicaid, Los Angeles County Transportation Access Pass, Agency for Health Care Administration in Florida, Pennsylvania Department of Transportation and the State of Michigan offset by decreases for Texas CHIP, New York

Metropolitan Transportation Authority, Department of Education and Georgia Department of Community Health. The items discussed above collectively represent 91% of our internal revenue growth for the period in this segment.
Operating Expenses
Wages and benefits increased $37.9 million, or 6%, to $666.6 million. As a percentage of revenue, wages and benefits increased 0.1% to 48.1% in the first quarter of fiscal year 2007 from 48% in the first quarter of fiscal year 2006. In the first quarter of fiscal year 2007 we recorded $5.1 million, or 0.4% as a percentage of revenue, related to our restructuring activities. In the first quarter of fiscal year 2006 we recorded compensation expense of $5.4 million, or 0.4% as a percentage of revenue, related to the departure of Jeffrey A. Rich, our former Chief Executive Officer.
Services and supplies increased $0.6 million, or 0.2%, to $291.4 million. As a percentage of revenue, services and supplies decreased 1.2% to 21% in the first quarter of fiscal year 2007 from 22.2% in the first quarter of fiscal year 2006. The decrease was primarily due to the sale of our Government welfare-to-workforces business in the second quarter of fiscal year 2006. This business had a higher component of services and supplies than our ongoing operations.
Rent, lease and maintenance increased $23.9 million, or 15.4%, to $179.1 million. As a percentage of revenue, rent, lease and maintenance increased 1.1%, to 12.9%, in the first quarter of fiscal year 2007 from 11.8% in the first quarter of fiscal year 2006. This increase was primarily due to increases in our information technology services business which have a higher component of rent, lease and maintenance expense than our other operations.
Depreciation and amortization increased $13.6 million, or 19.9%, to $81.6 million. As a percentage of revenue, depreciation and amortization increased 0.7%, to 5.9%, in the first quarter of fiscal year 2007 from 5.2% in the first quarter of fiscal year 2006. This increase was primarily due to capital expenditures during fiscal year 2006 and the first quarter of fiscal year 2007 in our information technology services business.
Other operating expense increased $5.5 million to $15.3 million. As a percentage of revenue, other operating expense increased 0.4%, to 1.1%. In the first quarter of fiscal year 2007 we recorded $7.7 million, or 0.6% as a percentage of revenue, in legal and other costs associated with the ongoing stock option investigation and shareholder derivative lawsuits. In the first quarter of fiscal year 2006 we recorded bad debt expense of $3 million, or 0.2% as a percentage of revenue, for an assessment of risk related to the bankruptcies of certain airline clients.

Operating Income
Operating income decreased $13.3 million, or 8.7% in the first quarter of fiscal year 2007 compared to the prior year. As a percentage of revenues, operating income decreased 1.6%. In the first quarter of fiscal year 2007, we recorded $2.1 million of asset impairment and other charges related to internal use software impairments and facility shutdowns included in various cost of revenues accounts. Operating income in the first quarter of fiscal years 2007 and 2006 were negatively impacted by the following (in thousands):

	For the quarters ending
	September 30,
	2006	2005
Commercial segment:
Costs related to our restructuring activities	$(5.6)	$—
Asset impairments and other charges	(2.1)	—
Provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients	—	(3.0)

Government segment:
Cost related to our restructuring activities	(0.4)	—

Corporate segment:
Legal and other costs associated with the ongoing stock option investigation and shareholder derivative lawsuits	(7.9)	—
Compensation expense related to the departure of Jeffrey A. Rich, our former Chief Executive Officer	—	(5.4)

Total	$(16.0)	$(8.4)

As a percentage of revenue	(1.2%)	(0.6%)

Interest Expense
Interest expense increased $33.3 million, to $46 million. As a percentage of revenue, interest expense increased 2.4% to 3.4% primarily due to interest expense on cash borrowed to finance our share repurchase programs during fiscal years 2006 and 2007. Interest expense also includes $2.6 million in charges related to a waiver fee on our Credit Facility in the first quarter of fiscal year 2007.
Other non-operating income, net
Other non-operating income, net decreased $1.8 million to $2.6 million. Other non-operating income, net decreased primarily due to gains on long-term investments recorded in the first quarter of fiscal year 2006 offset by increased interest income on cash investments as a result of higher average cash balances during the current year quarter.
Income tax expense
Our effective income tax rate increased to 37% in the first quarter of fiscal year 2007 from 36% in the first quarter of fiscal year 2006. Our effective income tax rate increased primarily due to higher state and foreign income taxes and a reduction in other deductions and credits. Our effective income tax rate is higher than the 35% federal statutory rate primarily due to the effect of state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
During the first quarter of fiscal year 2007, we generated approximately $173.2 million in cash flows provided by operating activities compared to $109.3 million in the first quarter of fiscal year 2006. Increased collections on accounts receivable contributed to this increase during the first quarter of fiscal year 2007. The timing of compensation payments to employees and benefit payments to providers, as well as reduced incentive compensation payments in fiscal year 2007, also contributed to this increase during the first quarter of fiscal year 2007.
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

	Three months ended
	September 30,
		2005
	2006	As restated
Net cash provided by operating activities	$173,182	$109,330
Purchases of property, equipment and software, net	(101,498)	(94,777)
Additions to other intangible assets	(9,089)	(6,906)

Free cash flow	$62,595	$7,647

During the first quarter of fiscal year 2007, net cash used in investing activities was $150.9 million compared to $165.4 million in the first quarter of fiscal year 2006. In the first quarter of fiscal year 2007, we used $34 million for acquisitions, primarily the purchase of Primax, net of cash acquired, and contingent consideration payment on a prior year acquisition. In the first quarter of fiscal year 2006, we used $42.6 million for acquisitions, primarily the purchase of LiveBridge, Inc. and a contingent consideration payment on a prior year acquisition. Cash used for the purchase of property, equipment and software and additions to other intangible assets was $110.6 million and $101.7 million for the three months ended September 30, 2006 and 2005, respectively. During the first quarter of fiscal year 2006, we used $16.5 million to acquire intangible assets in connection with the termination of a subcontractor arrangement.
During the first quarter of fiscal year 2007 and 2006, net cash provided by financing activities was $19.2 million and $27.6 million, respectively. Such financing activities include net borrowings on our Credit Facility, proceeds from the exercise of stock options, excess tax benefits from stock-based compensation arrangements and proceeds from the issuance of treasury shares offset by purchases treasury shares of under our share repurchase programs.
Credit Facility
On July 6, 2006, we amended our secured term loan facility (“Term Loan Facility”) under our Credit Agreement dated March 20, 2006 (“Credit Facility”) and borrowed an additional $500 million on July 6, 2006 and an additional $500 million on August 1, 2006. As a result of the increase to the facility, the Applicable Margin, as defined in the Credit Facility, increased to LIBOR plus 200 basis points. We used the proceeds of the Term Loan Facility increase to finance the purchase of shares of our Class A common stock under our June 2006 authorization and for the payment of transaction costs, fees and expenses related to the increase in the Term Loan Facility. The borrowing rate under the Term Loan Facility as of January 12, 2007 was 7.36%.
Following the Tender Offer, our credit ratings were downgraded by Moody’s and Standard and Poor’s, both to below investment grade. Standard & Poor’s further downgraded us upon our announcement in June 2006 of the approval by our Board of Directors of a new $1 billion share repurchase plan. Fitch initiated its coverage of us in August 2006 at a rating of BB, except for our Senior Notes which were rated BB-. Standard & Poor’s downgraded our credit rating further, to B+, following our announcement on September 28, 2006 that we would not be able to file our Annual Report on Form 10-K for the period ending June 30, 2006 by the September 28, 2006 extended deadline.
Draws made under our credit facilities are made to fund cash acquisitions, share repurchases and for general working capital requirements. During the trailing twelve months ended September 30, 2006, the balance outstanding under our credit facilities for borrowings ranged from $233 million to $1.9 billion. At September 30, 2006, we had approximately $820.7 million available under our revolving credit facility after giving effect to outstanding indebtedness of $63.7 million and $115.6 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our revolving credit facility. At September 30, 2006, we had $1.9 billion outstanding under our Credit Facility, of which $1.8 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt, and of which $63.8 million bore interest from 3.025% to 4.620% and the remainder bore interest from 7.389% to 7.4%. As of September 30, 2006, we were in compliance with the covenants of our Credit Facility, as amended, as described further below.
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
In addition, our 4.70% Senior Notes due 2010 (the “4.70% Senior Notes”) were also issued under the Indenture and have identical default and acceleration provisions as the 5.20% Senior Notes. On October 9, 2006, we received letters from certain holders of the 4.70% Senior Notes issued by us under the Indenture, advising us that we were in default of our covenants under the Indenture. The letters alleged that our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 by September 13, 2006, was a default under the terms of the Indenture. On November 9, 10 and 16, 2006, we received letters from CEDE sent on behalf of certain holders of our 4.70% Senior Notes, declaring an acceleration of the 4.70% Senior Notes as the result of our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006. The November 9, 10 and 16, 2006 letters declared the principal amount and premium, if any, and, accrued and unpaid interest, if any, on the 4.70% Senior Notes to be due and payable immediately, and demanded payment of all amounts owed under the 4.70% Senior Notes.

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
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $15.7 million ($9.8 million, net of income tax), unamortized deferred financing costs of $3 million ($1.9 million, net of income tax) and unamortized discount of $0.6 million ($0.4 million, net of income tax) associated with our Senior Notes as of September 30, 2006 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.
On December 19, 2006, we entered into an Instrument of Resignation, Appointment and Acceptance with The Bank of New York Trust Company, N.A. and Wilmington Trust Company, whereby The Bank of New York Trust Company, N.A. resigned as trustee, as well as other offices or agencies, with respect to the Senior Notes, and was replaced by Wilmington Trust Company.
Other credit arrangements
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2006, outstanding surety bonds of $497.6 million and $93.3 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $22.4 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
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

Derivative instruments and hedging activities
We hedge the variability of a portion of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of September 30, 2006, the notional amount of these agreements totaled 419.5 million pesos ($37.7 million) and expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. As of September 30, 2006, the unrealized gain on these foreign exchange forward agreements, reflected in accumulated other comprehensive loss, net, was approximately $67,000 ($43,000, net of income tax). As of June 30, 2006, the unrealized loss on these foreign exchange forward agreements, reflected in accumulated other comprehensive loss, was approximately $0.5 million ($0.3 million, net of income tax).
As part of the Transport Revenue acquisition, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and United States dollar revenues. These agreements do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, we recorded a loss on hedging instruments of $0.8 million ($0.5 million, net of income tax) for the three months ended September 30, 2006 in other non-operating income, net in our Consolidated Statements of Income. As of September 30, 2006, the notional amount of these agreements totaled $44.4 million Canadian dollars and $4.4 million U.S. dollars, respectively, and are set to expire at various times over the next four years. As of September 30, 2006, a liability was recorded for the related fair value of approximately $4.9 million.
Share Repurchase Programs
In June and August 2006, our Board of Directors authorized two share repurchase programs of up to $1 billion each of our Class A common stock. The programs, which are open ended, allow us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. As of September 30, 2006, we had repurchased approximately 19.9 million shares under the June 2006 authority at an average cost of approximately $50.30 per share (approximately $1 billion) all of which have been retired, of which 14.4 million shares with an average cost of approximately $50.64 per share (approximately $730.7 million) were purchased and retired in the first quarter of fiscal year 2007. No repurchases have been made under the August 2006 authority as of the date of this filing. We expect to fund repurchases under this additional share repurchase program from borrowings under our Credit Facility.
Other
As discussed in “Review of Stock Option Grant Practices” above, as a result of our internal investigation into our stock option grant practices, we restated certain of our previously filed consolidated financial statements and recorded cumulative adjustments for non-cash stock-based compensation expense totaling $51.2 million. While these expenses are non-cash, the income tax related impacts are expected to require the use of cash. At September 30, 2006, we have recorded approximately $38.5 million of additional income taxes payable, including estimated interest and penalties related to certain disallowed Section 162(m) executive compensation deductions. We also expect to pay to certain current and former employees approximately $8 million in order to compensate such individuals for any increase in exercise price resulting from the matters which were the subject of the internal investigation, in order to avoid the adverse individual income tax impact of Section 409A due to revised measurement dates. The $8 million related to Section 409A will be paid to the affected individuals beginning in January 2008 and as the related stock options vest. We expect to fund any such payment from cash flows from operating activities, however, we have not yet determined the impact to our results of operations and financial condition. The increased exercise prices to be paid by optionholders upon their exercise is expected to offset, in the aggregate, the $8 million; however, the timing of any such exercises cannot be determined. At this time, we cannot predict when the Section 162(m) underpayment deficiencies, together with interest and penalties, if any, will be paid.
At September 30, 2006, we had cash and cash equivalents of $142.2 million compared to $100.8 million at June 30, 2006. Our working capital (defined as current assets less current liabilities) increased $21.5 million to $725.7 million at September 30, 2006 from $704.2 million at June 30, 2006. Our current ratio (defined as total current assets divided by total current liabilities) was 1.8 and 1.9 at September 30, 2006 and June 30, 2006, respectively. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 57% and 40% at September 30, 2006 and June 30, 2006, respectively.
We believe that available cash and cash equivalents, together with cash generated from operations and available borrowings under our Credit Facility, will provide adequate funds for our anticipated internal growth and operating needs, including capital expenditures, and will meet the cash requirements of our contractual obligations. However, due to the additional borrowings made in relation to our share repurchase programs and if we utilize the unused portion of our Credit Facility to repay the Senior Notes or for other corporate purposes, our indebtedness and interest expense would increase, possibly significantly, and our indebtedness could be substantial in relation to our stockholders’ equity. We believe that our expected cash flow provided by operating activities, and anticipated access to the unused portion of our new Credit Facility and capital markets will be adequate for our expected liquidity needs, including capital expenditures, and to meet the cash requirements of our contractual obligations. In addition, we intend to continue our growth through acquisitions, which could require significant commitments of capital. In order to pursue such opportunities we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and expansion opportunities and how such opportunities will be financed.
DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     AS OF SEPTEMBER 30, 2006 (IN THOUSANDS):

		Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Senior Notes, net of unamortized discount (1)	$499,388	$—	$—	$249,937	$249,451
Long-term debt (1)	1,856,452	19,026	36,065	36,069	1,765,292
Capital lease obligations (1)	35,380	16,181	18,979	220	—
Operating leases (2)	1,251,724	325,585	524,727	312,984	88,428
Purchase obligations (3) (4)	43,515	16,524	26,845	146	—

Total Contractual Cash Obligations	$3,686,459	$377,316	$606,616	$599,356	$2,103,171

		Amount of Commitment Expiration per Period
	Total
	Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$115,712	$115,712	$—	$—	$—
Surety bonds	499,487	428,060	47,435	22,130	1,862

Total Commercial Commitments	$615,199	$543,772	$47,435	$22,130	$1,862

(1)	Excludes accrued interest of $22.9 million at September 30, 2006.

(2)	We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2013, which are included in operating leases in the table.

(3)	We have entered into various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2010, and are included in purchase obligations in the table.

(4)	We have entered into a two year agreement with Rich Capital, LLC, an M&A advisory firm owned by our former Chief Executive Officer, to provide us with advisory services in connection with potential acquisition candidates. This contractual obligation is included in purchase obligations in the table above. However, we have currently suspended payment under this agreement pending determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.
We expect to contribute approximately $11 million to our pension plans in fiscal year 2007. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of September 30, 2006. See Critical Accounting Policies for discussion of our pension plans.
As discussed above, certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2006, outstanding surety bonds of $497.5 million and $93.3 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $22.4 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
We are obligated to make contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the first quarter of fiscal year 2007, we made contingent consideration payments of $1.5 million related to acquisitions completed in prior years. As of September 30, 2006, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $70.3 million. Upon satisfaction of the specified contractual criteria, such payments primarily result in a corresponding increase in goodwill.
We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations,

government audits and other issues related to the Divested Federal Business. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of September 30, 2006, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time. As discussed in Note 13 to our Consolidated Financial Statements, we have agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom during the period 1998-2000.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2006, we serviced a FFEL portfolio of approximately 2.1 million loans with an outstanding principal balance of approximately $29.8 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2006 and June 30, 2006, other accrued liabilities include reserves which we believe to be adequate.
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
Share-Based Compensation
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) as of July 1, 2005. SFAS 123(R) requires us to recognize compensation expense for all share-based payment arrangements based on the fair value of the share-based payment on the date of grant. We elected the modified prospective application method for adoption, which requires compensation expense to be recorded for all stock-based awards granted after July 1, 2005 and for all unvested stock options outstanding as of July 1, 2005, beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, the remaining previously measured but unrecognized compensation expense, based on the fair value using revised grant dates as determined in connection with our internal investigation into our stock option grant practices (see “Review of Stock Option Grant Practices” above) will be recognized as wages and benefits in the Consolidated Statements of Income on a straight-line basis over the remaining vesting period. For share-based payments granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the Consolidated Statements of Income in wages and benefits on a straight-line basis over the vesting period. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:
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
Pension and post-employment benefits
Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), establishes standards for reporting and accounting for pension benefits provided to employees. We have pension plans for employees located in Canada and the United Kingdom (“UK”). These defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period before retirement. We have established June 30 as our measurement date for these defined benefit plans. The net periodic benefit costs for these plans are included in wages and benefits in our Consolidated Statements of Income.
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
In addition to these pension plans, we assumed a post-employment medical plan for Acquired HR Business employees and retirees in Canada. The amount of health care benefits is limited to lifetime maximum and age limitations as described in the plan.
In December 2005, we adopted a pension plan for the U.S. employees of Buck Consultants, LLC, a wholly owned subsidiary, which was acquired in connection with the Acquired HR Business. The U.S. pension plan is a funded plan. We have established June 30 as our measurement date for this plan. The plan recognizes service for eligible employees from May 26, 2005, the date of the acquisition of the Acquired HR Business. We recorded prepaid pension costs and projected benefit obligation related to this prior service which will be amortized over approximately 9.3 years and included in the net periodic benefit costs which is included in wages and benefits in our Consolidated Statements of Income. The plan is unfunded as of September 30, 2006.
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
The following table summarizes the weighted-average assumptions used in the determination of our benefit obligation:

	As of June 30,
	2006		2005
		Other
		Benefit		Other
	Pension Plans	Plan	Pension Plans	Benefit Plan
Non-U.S. Plans
Discount rate	5.00% - 5.75%	5.75%	5.00% - 5.25%	5.25%
Rate of increase in compensation levels	4.25% - 4.40%	N/A	4.25% - 4.40%	N/A

U.S. Plan
Discount rate	6.50%	N/A	N/A	N/A
Rate of increase in compensation levels	3.50%	N/A	N/A	N/A
The following table summarizes the assumptions used in the determination of our net periodic benefit cost:

	For the year ended		For the period from May 1, 2005
	June 30, 2006		through June 30, 2005
		Other		Other
	Pension Plans	Benefit Plan	Pension Plans	Benefit Plan
Non-U.S. Plans
Discount rate	5.00% - 5.75%	5.75%	5.25% - 5.75%	5.75%
Long-term rate of return on assets	7.00% - 7.50%	N/A	7.00% - 7.50%	N/A
Rate of increase in compensation levels	4.25% - 4.40%	N/A	4.25% - 4.40%	N/A

U.S. Plan
Discount rate	5.75%	N/A	N/A	N/A
Long-term rate of return on assets	N/A	N/A	N/A	N/A
Rate of increase in compensation levels	3.00%	N/A	N/A	N/A
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
We estimate the long-term rate of return on UK and Canadian and U.S. plan assets will be 7% and 7.5%, respectively, based on the long-term target asset allocation. As of September 30, 2006, the U.S. plan was not funded. We expect to fund the U.S. plan in fiscal year 2007 upon adoption of investment policies for the plan. Expected returns for the following asset classes used in the plans are based on a combination of long-term historical returns and current and expected market conditions.

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
NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), SFAS 158 amends SFAS 87, “Employers’ Accounting for Pensions”, SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Secondly, it requires employers to measure the plans assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. SFAS 158 is required to be adopted by entities with fiscal years ending after December 15, 2006. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.
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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. As of September 30, 2006, there have been no material changes in our market risk from June 30, 2006. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our current principal executive officer and current principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2006. In making this evaluation, our management considered the material weaknesses described in Item 9A. of our 2006 Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation our management, including our current Chief Executive Officer and current Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2006.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As more fully described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of our 2006 Annual Report on Form 10-K, management identified the following material weaknesses in our internal control over financial reporting as of June 30, 2006, which also existed as of September 30, 2006:
We did not maintain: (1) an effective control environment and (2) effective controls over completeness, valuation, presentation and disclosure of stock-based compensation expense, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Not withstanding these material weaknesses, our current management has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP and fairly presents, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 13 to our consolidated financial statements set forth in Part I of this report.
ITEM 1A. RISK FACTORS
As of the date of filing of this report, there had not been any material changes to the information related to the Item IA. “Risk Factors” disclosed in our Annual Report on Form 10-K filed with the SEC on January 23, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase activity for the quarter ended September 30, 2006 on our June 2006 and August 2006 share repurchase plans is reflected in the table below. There were no repurchases on our August 2006 share repurchase plan during the quarter ended September 30, 2006 and therefore our remaining availability under this plan is $1 billion. Please refer to “Liquidity and Capital Resources – Share Repurchase Programs” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our share repurchase programs.

				Maximum number (or
			Total number of	approximate dollar
			share purchased	value) of shares that
	Total number of	Average	as part of publicly	may yet be purchased
	of shares	price paid per	announced plans	under the plans or
Period	purchased	share	or programs	programs
Inception through June 30, 2006	5,450,084	$49.41	5,450,084	$730,688,206

July 1 – July 31, 2006	7,578,768	50.54	7,578,768	347,660,127
August 1 – August 31, 2006	6,849,990	50.75	6,849,990	1,000,000,000
September 1 – September 30, 2006	—	—	—	1,000,000,000

Total – Quarter ended September 30, 2006	14,428,758	50.64	14,428,758	1,000,000,000

Inception through September 30, 2006	19,878,842	$50.30	19,878,842	$1,000,000,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
On July 6, 2006, we amended our secured term loan facility (“Term Loan Facility”) under our Credit Agreement dated March 20, 2006 (“Credit Facility”) and borrowed an additional $500 million on July 6, 2006 and an additional $500 million on August 1, 2006. As a result of the increase to the facility, the Applicable Margin, as defined in the Credit Facility, increased to LIBOR plus 200 basis points. We used the proceeds of the Term Loan Facility increase to finance the purchase of shares of our Class A common stock under our June 2006 authorization and for the payment of transaction costs, fees and expenses related to the increase in the Term Loan Facility.
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
In addition, our 4.70% Senior Notes due 2010 (the “4.70% Senior Notes”) were also issued under the Indenture and have identical default and acceleration provisions as the 5.20% Senior Notes. On October 9, 2006, we received letters from certain holders of the 4.70% Senior Notes issued by us under the Indenture, advising us that we were in default of our covenants under the Indenture. The letters alleged that our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 by September 13, 2006, was a default under the terms of the Indenture. On November 9, 10 and 16, 2006, we received letters from CEDE sent on behalf of certain holders of our 4.70% Senior Notes, declaring an acceleration of the 4.70% Senior Notes as the result of our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006. The November 9, 10 and 16, 2006 letters declared the principal amount and premium, if any, and, accrued and unpaid interest, if any, on the 4.70% Senior Notes to be due and payable immediately, and demanded payment of all amounts owed under the 4.70% Senior Notes.
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
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $15.7 million ($9.8 million, net of income tax), unamortized deferred financing costs of $3 million ($1.9 million, net of income tax) and unamortized discount of $0.6 million ($0.4 million, net of income tax) associated with our Senior Notes as of September 30, 2006 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.
On December 19, 2006, we entered into an Instrument of Resignation, Appointment and Acceptance with The Bank of New York Trust Company, N.A. and Wilmington Trust Company, whereby The Bank of New York Trust Company, N.A. resigned as trustee, as well as other offices or agencies, with respect to the Senior Notes, and was replaced by Wilmington Trust Company.
ITEM 6. EXHIBITS
a.)	Exhibits

Reference is made to the Index to Exhibits beginning on page 62 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 23rd day of January, 2007.

AFFILIATED COMPUTER SERVICES, INC.

By:	/s/ John H. Rexford
John H. Rexford
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
2.1	Stock Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Corporation and Affiliated Computer Services, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Service, Inc. and Affiliated Computer Services, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.3	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).

2.4	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).

2.5	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on September 11, 2003 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between Affiliated Computer Services, Inc. and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).

4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between Affiliated Computer Services, Inc. and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).

4.4	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.3) filed as Exhibit 4.1 to our Current Report on Form 8-K filed May 19, 1999 and incorporated herein by reference).

4.5	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.6	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
4.7	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.8	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.9	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

9.1	Voting Agreement dated February 9, 2006 by and between Affiliated Computer Services, Inc. and Darwin Deason. (filed as Exhibit 9.1 to our Quarterly Report on Form 10-Q filed February 9, 2006 and incorporated herein by reference).

10.1	Credit Agreement, dated March 20, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and various other agents, lenders and issuers (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.2	Amendment No. 1 to Credit Agreement dated as of March 30, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.3	Amendment No. 2 to Credit Agreement dated as of July 6, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.4	Amendment No. 3, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September 28, 2006 and incorporated herein by reference).

10.5	Amendment No. 4, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 22, 2006 and incorporated herein by reference)

10.6	1997 Stock Incentive Plan for Employees in France (filed as Exhibit 10.35 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference.

10.7	Form of Stock Option Agreement (France) (filed as Exhibit 10.36 to our Annual Report on Form 10-K, filed January 23, 2007, and incorporated herein by reference.

10.8	Affirmation of Liens and Guaranties, dated as of July 6, 2006, by and among Affiliated Computer Services, Inc. and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.9	Confirmation Deed, dated as of July 6, 2006, by and among the entities listed on the Schedule thereto and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.10	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Mark A. King (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

10.11	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Warren D. Edwards (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to, Item 601(b)(32)(ii) of Regulation S-K this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.