Form 10-K/A
period 2006-06-30
AFFILIATED COMPUTER SERVICES INC
filed 2007-02-01
CIK 2135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None

AFFILIATED COMPUTER SERVICES, INC.

FORM 10-K/A
for the Fiscal Year Ended June 30, 2006

i

EXPLANATORY NOTE
REGARDING PURPOSE FOR FILING THIS FORM 10-K/A

This Amendment No. 1 to our Annual Report on Form 10-K for the period ended June 30, 2006 and filed on January 23, 2007, is being filed solely for the purpose of correcting printing errors in Notes 2 and 28 to our Consolidated Financial Statements, contained in Item 8 of such Annual Report on Form 10-K. Specifically, the following changes were made:

Note 2

With respect to the adjustments to our Consolidated Statement of Cash Flows:

(i) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2005 and 2004 — in the line item “Proceeds from stock options exercised” under the sub-heading “Cash flows from financing activities,” the amount of $36,596 appearing in the Adjustments column for the fiscal year ended June 30, 2005, was moved to the As Restated column for the fiscal year ended June 30, 2005, and the amount of $34,262 appearing in the As Restated column for the fiscal year ended June 30, 2005, was moved to the As Reported column for the fiscal year ended June 30, 2004.

Note 28

With respect to the restated quarterly financial information for each of the quarters in fiscal years 2006 and 2005:

(i) Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004 — in the line item “Proceeds from stock options exercised” under the sub-heading “Cash flows from financing activities,” the amount of $13,040 was added in the As Reported column for the three months ended September 30, 2004.

(ii) Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004 — in the line item “Proceeds from stock options exercised” under the sub-heading “Cash flows from financing activities,” the amount of $18,595 was added in the As Reported column for the six months ended December 31, 2004.

(iii) Consolidated Statements of Cash Flows for the nine months ended March 31, 2006 and 2005 — in the line item “Proceeds from stock options exercised” under the sub-heading “Cash flows from financing activities,” the amount of $28,868 was added in the As Reported column for the nine months ended March 31, 2005.

This Amendment conforms our Annual Report on Form 10-K for the period ended June 30, 2006, as filed, to the version that was certified by our Chief Executive Officer and Chief Financial Officer, pursuant to Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended. No other changes to our Annual Report on Form 10-K for the period ended June 30, 2006 are being made by means of this filing and this Amendment does not reflect events occurring after the filing of the Annual Report on Form 10-K or modify or update those disclosures affected by subsequent events. References to our Annual Report on Form 10-K in this report shall refer to the same discussions in this amended Annual Report on Form 10-K/A.

ii

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

iii

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

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statements of Cash Flows
(In thousands)

	Year ended June 30, 2005				Year ended June 30, 2004
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Cash flows from operating activities:
Net income	$415,945	$(6,376)		$409,569	$529,843	$(8,115)		$521,728

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232,779	—		232,779	183,796	—		183,796
Contract inducement amortization	14,309	—		14,309	10,981	—		10,981
Provision for uncollectible accounts receivable	763	—		763	1,461	—		1,461
Deferred financing fee amortization	1,436	—		1,436	3,142	—		3,142
Provision for default loan liability	(188)	—		(188)	2,685	—		2,685
Gain on sale of business units	(70)	—		(70)	(291,967)	—		(291,967)
Gain on long-term investments	(2,967)	—		(2,967)	(820)	—		(820)
Deferred income tax expense	85,540	(723	)(1)	84,817	66,155	(1,194	)(1)	64,961
Stock-based compensation expense	—	6,061	(4)	6,061	—	12,589	(4)	12,589
Tax benefit of stock options	24,179	(4,120)		20,059	26,263	(6,027)		20,236
Settlement of interest rate hedges	(19,267)	—		(19,267)	—	—		—
Other non-cash activities	225	—		225	5,000	—		5,000
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(21,945)	—		(21,945)	(156,063)	—		(156,063)
Increase in prepaid expenses and other current assets	(16,540)	—		(16,540)	(3,596)	—		(3,596)
(Increase) decrease in other assets	3,234	—		3,234	(18,362)	—		(18,362)
Increase (decrease) in accounts payable	(11,483)	—		(11,483)	14,194	—		14,194
Increase (decrease) in accrued compensation and benefits	(5,362)	—		(5,362)	11,502	—		11,502
Increase in other accrued liabilities	2,414	—		2,414	52,711	(5,062	)(9)	47,649
Increase (decrease) in income taxes receivable/payable	(8,277)	—		(8,277)	16,182	—		16,182
Increase in other long-term liabilities	10,755	5,158		15,913	12,047	7,809		19,856
Increase in unearned revenue	33,868	—		33,868	11,055	—		11,055

Total adjustments	323,403	6,376		329,779	(53,634)	8,115		(45,519)

Net cash provided by operating activities	739,348	—		739,348	476,209	—		476,209

Cash flows from investing activities:
Purchases of property, equipment and software, net	(253,231)	—		(253,231)	(224,621)	—		(224,621)
Additions to other intangible assets	(35,518)	—		(35,518)	(33,329)	—		(33,329)
Payments for acquisitions, net of cash acquired	(626,858)	—		(626,858)	(251,727)	—		(251,727)
Proceeds from divestitures, net of transaction costs	87	—		87	583,133	—		583,133
Purchases of investments	(8,607)	—		(8,607)	(7,690)	—		(7,690)
Proceeds from sale of investments	1,713	—		1,713	1,196	—		1,196
Additions to notes receivable	—	—		—	(3,015)	—		(3,015)
Proceeds from notes receivable	425	—		425	6,452	—		6,452

Net cash provided by (used in) investing activities	(921,989)	—		(921,989)	70,399	—		70,399

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	2,790,016	—		2,790,016	1,459,600	—		1,459,600
Payments of long-term debt	(2,437,635)	—		(2,437,635)	(1,274,238)	—		(1,274,238)
Purchase of treasury shares	(250,793)	—		(250,793)	(743,198)	—		(743,198)
Proceeds from stock options exercised	36,596	—		36,596	34,262	—		34,262
Proceeds from issuance of treasury shares	30,243	—		30,243	4,776	—		4,776
Other, net	—	—		—	(2,081)	—		(2,081)

Net cash provided by (used in) financing activities	168,427	—		168,427	(520,879)	—		(520,879)

Net increase (decrease) in cash and cash equivalents	(14,214)	—		(14,214)	25,729	—		25,729
Cash and cash equivalents at beginning of year	76,899	—		76,899	51,170	—		51,170

Cash and cash equivalents at end of year	$62,685	$—		$62,685	$76,899	$—		$76,899

(1)	Deferred income taxes associated with additional stock-based compensation expense, net of reversals related to stock option exercises.

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)	Additional income taxes payable associated with Section 162(m) deduction disallowances and accruals for related estimated penalties and interest.

(3)	Adjustments for additional stock-based compensation expense and excess tax benefits and adjustments related to Section 162(m) deduction disallowances on stock option exercises.

(4)	Stock-based compensation expense. Statement of Cash Flows for fiscal year 2004 includes stock-based compensation of $5.1 million recorded in connection with the divestiture of our Divested Federal Business (see Note 5).

(5)	Estimated tax penalties associated with Section 162(m) deduction disallowances.

(6)	Estimated interest expense on Section 162(m) deduction disallowances.

(7)	Income tax benefits for additional stock-based compensation expense and estimated interest expense, offset by additional income tax expense related to certain Section 162(m) deduction disallowances.

(8)	Adjustment to dilutive shares resulting from changes in unrecognized compensation and excess tax benefits.

(9)	Reclassification of stock-based compensation recorded in connection with the divestiture of our Divested Federal Business (see Note 5)

3.	STOCK-BASED COMPENSATION PLANS

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

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Statements of Cash Flows
	Three months ended September 30,
	2005			2004
	As		As	As			As
	Reported	Adjustments	Restated	Reported	Adjustments		Restated

Cash flows from operating activities:
Net income	$94,124	$(749)	$93,375	$94,157	$(1,228)		$92,929

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,080	—	68,080	54,319	—		54,319
Provision for uncollectible accounts receivable	3,250	—	3,250	550	—		550
Deferred income tax expense	13,928	1,822 (1)	15,750	27,796	(354	)(1)	27,442
Excess tax benefit on stock-based compensation	(6,982)	1,504	(5,478)	—	—		—
Stock-based compensation expense	8,741	566 (4)	9,307	—	1,635	(4)	1,635
Tax benefit of stock options	—	—	—	9,402	—		9,402
Other non-cash activities	1,746	—	1,746	3,423	—		3,423
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(73,805)	—	(73,805)	10,235	—		10,235
Increase in prepaid expenses and other current Assets	(8,767)	—	(8,767)	(6,683)	—		(6,683)
(Increase) decrease in other assets	(9,328)	—	(9,328)	3,757	—		3,757
Increase (decrease) in accounts payable	9,038	—	9,038	(20,897)	—		(20,897)
Decrease in accrued compensation and benefits	(18,643)	—	(18,643)	(46,958)	—		(46,958)
Decrease in other accrued liabilities	(20,319)	—	(20,319)	(19,878)	—		(19,878)
Increase in income taxes receivable/payable	32,577	—	32,577	15,780	—		15,780
Increase (decrease) in other long-term liabilities	1,255	(1,639)	(384)	4,550	(53)		4,497
Increase (decrease) in unearned revenue	12,931	—	12,931	(10,430)	—		(10,430)

Total adjustments	13,702	2,253	15,955	24,966	1,228		26,194

Net cash provided by operating activities	107,826	1,504	109,330	119,123	—		119,123

Cash flows from investing activities:
Purchases of property, equipment and software, net	(94,777)	—	(94,777)	(61,587)	—		(61,587)
Additions to other intangible assets	(6,906)	—	(6,906)	(9,360)	—		(9,360)
Payments for acquisitions, net of cash acquired	(42,644)	—	(42,644)	(70,705)	—		(70,705)
Proceeds from divestitures, net of transaction costs	—	—	—	(8)	—		(8)
Intangibles acquired in subcontract termination	(16,530)	—	(16,530)	—	—		—
Purchases of investments	(4,515)	—	(4,515)	(4,541)	—		(4,541)
Additions to notes receivable	—	—	—	(1,076)	—		(1,076)
Proceeds from notes receivable	—	—	—	2,419	—		2,419

Net cash used in investing activities	(165,372)	—	(165,372)	(144,858)	—		(144,858)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	383,461	—	383,461	404,980	—		404,980
Payments of long-term debt	(377,708)	—	(377,708)	(415,643)	—		(415,643)
Excess tax benefit on stock-based compensation	6,982	(1,504)	5,478	—	—		—
Proceeds from stock options exercised	14,739	—	14,739	13,040	—		13,040
Proceeds from issuance of treasury shares	1,613	—	1,613	6,036	—		6,036

Net cash provided by financing activities	29,087	(1,504)	27,583	8,413	—		8,413

Net decrease in cash and cash equivalents	(28,459)	—	(28,459)	(17,322)	—		(17,322)
Cash and cash equivalents at beginning of period	62,685	—	62,685	76,899	—		76,899

Cash and cash equivalents at end of period	$34,226	$—	$34,226	$59,577	$—		$59,577

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

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Statements of Cash Flows
	Six Months Ended December 31,
	2005			2004
	As		As	As			As
	Reported	Adjustments	Restated	Reported	Adjustments		Restated

Cash flows from operating activities:
Net income	$197,320	$(1,575)	$195,745	$190,302	$(2,473)		$187,829

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,524	—	138,524	109,905	—		109,905
Provision for uncollectible accounts receivable	4,495	—	4,495	1,128	—		1,128
Gain on sale of business units	(29,765)	—	(29,765)	—	—		—
Deferred income tax expense	34,698	2,374 (1)	37,072	43,813	(694	)(1)	43,119
Excess tax benefit on stock-based compensation	(9,480)	1,822	(7,658)	—	—		—
Stock-based compensation expense	17,371	1,138 (4)	18,509	—	3,248	(4)	3,248
Tax benefit of stock options	—	—	—	14,389	—		14,389
Asset Impairments	5,755	—	5,755	—	—		—
Other non-cash activities	5,954	—	5,954	4,828	—		4,828
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(26,848)	—	(26,848)	37,827	—		37,827
Increase in prepaid expenses and other current Assets	(5,044)	—	(5,044)	(8,493)	—		(8,493)
Decrease in other assets	2,987	—	2,987	6,599	—		6,599
Increase (decrease) in accounts payable	8,451	—	8,451	(1,195)	—		(1,195)
Decrease in accrued compensation and benefits	(21,866)	—	(21,866)	(53,342)	—		(53,342)
Decrease in other accrued liabilities	(31,058)	—	(31,058)	(67,222)	—		(67,222)
Increase in income taxes receivable/payable	41,138	—	41,138	19,621	—		19,621
Increase in other long-term liabilities	3,596	(1,937)	1,659	2,367	(81)		2,286
Increase in unearned revenue	19,521	—	19,521	(1,253)	—		(1,253)

Total adjustments	158,429	3,397	161,826	108,972	2,473		111,445

Net cash provided by operating activities	355,749	1,822	357,571	299,274	—		299,274

Cash flows from investing activities:
Purchases of property, equipment and software, net	(184,973)	—	(184,973)	(106,553)	—		(106,553)
Additions to other intangible assets	(13,046)	—	(13,046)	(24,925)	—		(24,925)
Payments for acquisitions, net of cash acquired	(153,760)	—	(153,760)	(95,838)	—		(95,838)
Proceeds from divestitures, net of transaction costs	—	—	—	(8)	—		(8)
Intangibles acquired in subcontract termination	(16,530)	—	(16,530)	—	—		—
Purchases of investments	(25,439)	—	(25,439)	(4,587)	—		(4,587)
Proceeds from sale of investments	24	—	24	46	—		46
Proceeds from notes receivable	—	—	—	425	—		425

Net cash used in investing activities	(393,724)	—	(393,724)	(231,440)	—		(231,440)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	1,003,629	—	1,003,629	865,472	—		865,472
Payments of long-term debt	(835,213)	—	(835,213)	(992,002)	—		(992,002)
Purchase of treasury shares	(115,804)	—	(115,804)	(14,849)	—		(14,849)
Excess tax benefit on stock-based compensation	9,480	(1,822)	7,658	—	—		—
Executive stock option settlement	(18,353)		(18,353)	—	—		—
Proceeds from stock options exercised	30,965	—	30,965	18,595	—		18,595
Proceeds from issuance of treasury shares	7,849	—	7,849	13,917	—		13,917

Net cash provided by (used in) financing Activities	82,553	(1,822)	80,731	(108,867)	—		(108,867)

Net increase (decrease) in cash and cash equivalents	44,578	—	44,578	(41,033)	—		(41,033)
Cash and cash equivalents at beginning of period	62,685	—	62,685	76,899	—		76,899

Cash and cash equivalents at end of period	$107,263	$—	$107,263	$35,866	$—		$35,866

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

AFFILIATED COMPUTER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Statements of Cash Flows
	Nine months ended March 31,
	2006			2005
	As		As	As			As
	Reported	Adjustments	Restated	Reported	Adjustments		Restated

Cash flows from operating activities:
Net income	$275,196	$(2,451)	$272,745	$304,968	$(3,634)		$301,334

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,415	—	211,415	167,706	—		167,706
Provision for uncollectible accounts receivable	7,986	—	7,986	773	—		773
Gain on sale of business units	(32,482)	—	(32,482)	(70)	—		(70)
Deferred income tax expense	50,397	4,185 (1)	54,582	56,523	(630	)(1)	55,893
Excess tax benefit on stock-based compensation	(17,302)	3,234	(14,068)	—	—		—
Stock-based compensation expense	25,364	1,689 (4)	27,053	—	4,698	(4)	4,698
Tax benefit of stock options	—	—	—	20,612	—		20,612
Loss on early extinguishment of long-term debt	4,104		4,104	—			—
Asset Impairments	14,450	—	14,450	—	—		—
Other non-cash activities	10,317	—	10,317	9,020	—		9,020
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(41,591)	—	(41,591)	(16,633)	—		(16,633)
Increase in prepaid expenses and other current Assets	(15,399)	—	(15,399)	(17,660)	—		(17,660)
(Increase) decrease in other assets	5,959	—	5,959	(1,436)	—		(1,436)
Increase (decrease) in accounts payable	25,841	—	25,841	(14,606)	—		(14,606)
Decrease in accrued compensation and benefits	(20,387)	—	(20,387)	(28,557)	—		(28,557)
Decrease in other accrued liabilities	(106,214)	—	(106,214)	(49,217)	—		(49,217)
Increase in income taxes receivable/payable	32,837	—	32,837	3,774	—		3,774
Increase (decrease) in other long-term liabilities	(2,544)	(3,423)	(5,967)	10,319	(434)		9,885
Increase in unearned revenue	40,513	—	40,513	26,457	—		26,457

Total adjustments	193,264	5,685	198,949	167,005	3,634		170,639

Net cash provided by operating activities	468,460	3,234	471,694	471,973	—		471,973

Cash flows from investing activities:
Purchases of property, equipment and software, net	(290,108)	—	(290,108)	(170,185)	—		(170,185)
Additions to other intangible assets	(28,386)	—	(28,386)	(29,444)	—		(29,444)
Payments for acquisitions, net of cash acquired	(155,229)	—	(155,229)	(213,322)	—		(213,322)
Proceeds from divestitures, net of transaction costs	67,664	—	67,664	87	—		87
Intangibles acquired in subcontract termination	(16,530)	—	(16,530)	—	—		—
Purchases of investments	(25,456)	—	(25,456)	(6,604)	—		(6,604)
Proceeds from sale of investments	1,903	—	1,903	46	—		46
Proceeds from notes receivable	—	—	—	425	—		425

Net cash used in investing activities	(446,142)	—	(446,142)	(418,997)	—		(418,997)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	3,334,917	—	3,334,917	1,341,163	—		1,341,163
Payments of long-term debt	(2,759,272)	—	(2,759,272)	(1,342,456)	—		(1,342,456)
Purchase of treasury shares	(115,804)	—	(115,804)	(131,121)	—		(131,121)
Purchase of shares in Tender Offer	(466,071)	—	(466,071)	—	—		—
Excess tax benefit on stock-based compensation	17,302	(3,234)	14,068	—	—		—
Executive stock option settlement	(18,353)	—	(18,353)	—	—		—
Proceeds from stock options exercised	82,010	—	82,010	28,868	—		28,868
Proceeds from issuance of treasury shares	15,145	—	15,145	20,203	—		20,203

Net cash provided by (used in) financing activities	89,874	(3,234)	86,640	(83,343)	—		(83,343)

Net increase (decrease) in cash and cash equivalents	112,192	—	112,192	(30,367)	—		(30,367)
Cash and cash equivalents at beginning of period	62,685	—	62,685	76,899	—		76,899

Cash and cash equivalents at end of period	$174,877	—	$174,877	$46,532	—		$46,532

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
Date: February 1, 2007

By:	/s/ John H. Rexford
John H. Rexford
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of February 2007.

Signature	Title

/s/ Darwin Deason (Darwin Deason)	Director, Chairman of the Board

/s/ Lynn R. Blodgett (Lynn R. Blodgett)	Director, President and Chief Executive Officer

/s/ John H. Rexford (John H. Rexford)	Director, Executive Vice President and Chief Financial Officer

/s/ Charles E. McDonald (Charles E. McDonald)	Senior Vice President and Chief Accounting Officer

/s/ J. Livingston Kosberg (J. Livingston Kosberg)	Director

/s/ Joseph P. O’Neill (Joseph P. O’Neill)	Director

/s/ Frank A. Rossi (Frank A. Rossi)	Director

/s/ Dennis McCuistion (Dennis McCuistion)	Director

(Robert B. Holland, III)	Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

2.1	Stock Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Corporation and Affiliated Computer Services, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).
2.2	Asset Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Service, Inc. and Affiliated Computer Services, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).
2.3	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).
2.4	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).
2.5	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).
3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).
3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).
3.3	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on September 11, 2003 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).
4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).
4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between Affiliated Computer Services, Inc. and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).
4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between Affiliated Computer Services, Inc. and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).
4.4	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.3)).
4.5	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.6	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.7	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.8	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.9	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
9.1	Voting Agreement dated February 9, 2006 by and between Affiliated Computer Services, Inc. and Darwin Deason. (filed as Exhibit 9.1 to our Quarterly Report on Form 10-Q filed February 9, 2006 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10	.1†	Amended Stock Option Plan of the Company (filed as Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-1, filed July 15, 1994, File No. 33-79394 and incorporated herein by reference).
10	.2†	1997 Stock Incentive Plan of the Company (filed as Appendix D to our Joint Proxy Statement on Schedule 14A, filed November 14, 1997 and incorporated herein by reference).
10	.3†	Amendment No. 1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004 (filed as Exhibit 4.6 to our Registration Statement on Form S-8, filed December 6, 2005 and incorporated herein by reference).
10.4		Form of Directors Indemnification Agreement (filed as Exhibit 10.20 to Amendment No. 3 to our Registration Statement on Form S-1, filed August 23, 1994, File No. 33-79394 and incorporated herein by reference).
10	.5†	Form of Severance Agreement, each dated as of March 1, 2004 except as otherwise noted, by and between Affiliated Computer Services, Inc. and each of Mark A. King, Warren D. Edwards, Lynn Blodgett, Harvey Braswell (September 14, 2004), John Brophy, William L. Deckelman, Jr. and Ann Vezina (May 25, 2006) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 17, 2004 and incorporated herein by reference).
10	.6†	Form of Amendment No. 1 to Severance Agreement, each dated as of February 2, 2005, by and between Affiliated Computer Services, Inc. and each of Mark A. King, Warren D. Edwards, Lynn Blodgett, Harvey Braswell, John Brophy and William L. Deckelman, Jr. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 8, 2005 and incorporated herein by reference).
10	.7†	Severance Agreement, dated as of February 2, 2005, by and between Affiliated Computer Services, Inc. and John Rexford (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed February 8, 2005 and incorporated herein by reference).
10	.8†	Severance Agreement, dated as of June 13, 2005, by and between Affiliated Computer Services, Inc. and Tom Burlin (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 16, 2005 and incorporated herein by reference).
10	.9†	Supplemental Executive Retirement Agreement, dated as of December 15, 1998, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed September 29, 1999 and incorporated herein by reference).
10	.10†	Amendment to Supplemental Executive Retirement Agreement, dated as of November 13, 2003, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).
10	.11†	Amendment No. 2 to Supplemental Executive Retirement Agreement, dated as of June 30, 2005, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2005 and incorporated herein by reference).
10	.12†	Employment Agreement, dated February 16, 1999 between the Company and Darwin Deason (filed as Exhibit 10(iii)(A) to our Quarterly Report on Form 10-Q, filed May 17, 1999 and incorporated herein by reference).
10	.13†	Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2004 and incorporated herein by reference).
10.14		Five Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 27, 2004, by and among Affiliated Computer Services, Inc., other Borrowers from time to time party thereto, the Lender Parties from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and others (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 29, 2004 and incorporated herein by reference).
10.15		Guaranty, dated as of October 27, 2004, by Affiliated Computer Services, Inc. for the benefit of JPMorgan Chase Bank, as Administrative Agent for the benefit of the Lender Parties (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed October 29, 2004 and incorporated herein by reference).
10	.16†	Affiliated Computer Services, Inc. Executive Benefit Plan, effective as of January 1, 2002, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).
10	.17†	Summary of Independent Director Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed August 29, 2005 and incorporated herein by reference).
10	.18†	Form of Stock Option Agreement (filed as Exhibit 10.17 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).
10	.19†	Form of Stock Option Agreement (UK grant) (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10	.20†	Named Executive Officer Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed September 14, 2005 and incorporated herein by reference).
10	.21†	Named Executive Officer Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).
10	.22†	Agreement, dated as of September 30, 2005, between Affiliated Computer Services, Inc. and Jeffrey A. Rich (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).
10.23		Credit Agreement, dated March 20, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and various other agents, lenders and issuers (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10.24		Amendment No. 1 to Credit Agreement dated as of March 30, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.24 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).
10.25		Amendment No. 2 to Credit Agreement dated as of July 6, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).
10.26		Amendment No. 3, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September 28, 2006 and incorporated herein by reference).
10.27		Amendment No. 4, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 22, 2006 and incorporated herein by reference).
10.28		Pledge and Security Agreement, dated March 20, 2006, by and among Affiliated Computer Services and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10.29		Deed of Assignment, dated March 20, 2006, by and among the companies listed on Schedule thereto, as Assignors, and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10.30		Assignment of Receivables, dated March 20, 2006, by and among the entities listed in Schedule 1 thereto, as Assignors, and Citicorp USA, Inc. as Security Agent (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10.31		Agreement and Deed of the Creation of a First Ranking Right of Pledge of Shares in Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.5 on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10.32		Agreement and Deed of the Creation of a First Ranking Right of Pledge of Receivables of Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10	.33†	Form of Stock Option Agreement (Switzerland, Canton of Fribourg) (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed May 15, 2006 and incorporated herein by reference).
10	.34†	Form of Stock Option Agreement (Switzerland, Cantons of Aargau, Basel-Landschaft, Bern & Zurich) (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed May 15, 2006 and incorporated herein by reference).
10	.35†	1997 Stock Incentive Plan for Employees in France (filed as Exhibit 10.35 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).
10	.36†	Form of Stock Option Agreement (France) (filed as Exhibit 10.36 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).
10.37		Affirmation of Liens and Guaranties, dated as of July 6, 2006, by and among Affiliated Computer Services, Inc. and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10.38		Confirmation Deed, dated as of July 6, 2006, by and among the entities listed on the Schedule thereto and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).
10.39		Engagement Letter between Rich Capital, LLC and Affiliated Computer Services, Inc. dated June 9, 2006 (filed as Exhibit 10.1 on Form 8-K, filed June 12, 2006 and incorporated herein by this reference).
10.40		Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Mark A. King (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).
10.41		Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Warren D. Edwards (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).
21.1		Subsidiaries of the Company (filed as Exhibit 21.1 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).
23.1		Consent of PricewaterhouseCoopers LLP (filed as Exhibit 23.1 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).
23.2		Consent of Value Incorporated (filed as Exhibit 23.2 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32	.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.