Form 10-Q
period 2006-12-31
AFFILIATED COMPUTER SERVICES INC
filed 2007-02-14
CIK 2135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	February 8, 2007
Class A Common Stock, $.01 par value	92,314,491
Class B Common Stock, $.01 par value	6,599,372

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$333,155	$100,837
Accounts receivable, net	1,253,575	1,231,846
Income taxes receivable	—	8,090
Prepaid expenses and other current assets	205,051	188,490

Total current assets	1,791,781	1,529,263

Property, equipment and software, net	935,902	870,020
Goodwill	2,536,361	2,456,654
Other intangibles, net	484,557	475,701
Other assets	180,064	170,799

Total assets	$5,928,665	$5,502,437

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$88,909	$104,473
Accrued compensation and benefits	161,910	172,853
Other accrued liabilities	353,954	354,632
Income taxes payable	1,508	—
Deferred taxes	11,923	18,047
Current portion of long-term debt	44,411	23,074
Current portion of unearned revenue	156,682	152,026

Total current liabilities	819,297	825,105

Senior Notes, net of unamortized discount	499,408	499,368
Other long-term debt	2,067,169	1,114,664
Deferred taxes	362,702	331,433
Other long-term liabilities	289,452	275,649

Total liabilities	4,038,028	3,046,219

Commitments and contingencies (See Notes 2, 7, 14 and 18)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 113,316 and 129,848 shares issued, respectively	1,133	1,299
Class B convertible common stock, $.01 par value, 14,000 shares authorized, 6,600 shares issued and outstanding	66	66
Additional paid-in capital	1,604,025	1,799,778
Accumulated other comprehensive loss, net	(1,100)	(10,943)
Retained earnings	1,342,481	1,836,850
Treasury stock at cost, 21,002 and 23,289 shares, respectively	(1,055,968)	(1,170,832)

Total stockholders’ equity	1,890,637	2,456,218

Total liabilities and stockholders’ equity	$5,928,665	$5,502,437

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
		2005		2005
	2006	(as restated)	2006	(as restated)
Revenues	$1,426,761	$1,347,587	$2,812,199	$2,658,504

Operating expenses:
Cost of revenues:
Wages and benefits	667,852	633,461	1,334,468	1,262,146
Services and supplies	317,618	305,889	608,980	596,661
Rent, lease and maintenance	177,099	163,541	356,155	318,713
Depreciation and amortization	85,228	70,444	166,866	138,524
Other	9,141	7,511	19,755	11,758

Total cost of revenues	1,256,938	1,180,846	2,486,224	2,327,802

Gain on sale of business	—	(29,765)	—	(29,765)
Other operating expenses	19,495	21,084	34,789	30,848

Total operating expenses	1,276,433	1,172,165	2,521,013	2,328,885

Operating income	150,328	175,422	291,186	329,619

Interest expense	48,085	14,056	94,098	26,795
Other non-operating income, net	(9,686)	(1,994)	(12,304)	(6,375)

Pretax profit	111,929	163,360	209,392	309,199

Income tax expense	39,855	60,990	75,935	113,454

Net income	$72,074	$102,370	$133,457	$195,745

Earnings per share:

Basic	$0.73	$0.82	$1.32	$1.56

Diluted	$0.72	$0.81	$1.30	$1.54

Shares used in computing earnings per share:

Basic	98,914	124,849	101,183	125,139

Diluted	100,152	126,926	102,457	127,106
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,
		2005
	2006	(as restated)
Cash flows from operating activities:
Net income	$133,457	$195,745

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,866	138,524
Stock-based compensation expense	15,592	18,509
Excess tax benefit on stock-based compensation	(31)	(7,658)
Gain on sale of business units	(2,459)	(29,765)
Provision for uncollectible accounts receivable	(1,007)	4,495
Deferred income tax expense	15,485	37,072
Impairment charges	1,231	5,755
Gain on investments	(5,440)	(4,903)
Other non-cash activities	11,786	10,857
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,496)	(26,848)
Prepaid expenses and other current assets	(15,143)	(5,044)
Other assets	2,433	2,987
Accounts payable	(21,399)	8,451
Accrued compensation and benefits	(17,880)	(21,866)
Other accrued liabilities	(2,519)	(31,058)
Income taxes payable	13,398	41,138
Other long-term liabilities	4,744	1,659
Unearned revenue	11,096	19,521

Total adjustments	171,257	161,826

Net cash provided by operating activities	304,714	357,571

Cash flows from investing activities:
Purchases of property, equipment and software, net	(170,441)	(184,973)
Additions to other intangible assets	(14,969)	(13,046)
Payments for acquisitions, net of cash acquired	(102,338)	(153,760)
Intangible assets acquired in subcontract termination	—	(16,530)
Purchases of investments	(6,406)	(25,439)
Other	1,276	24

Net cash used in investing activities	(292,878)	(393,724)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	1,648,287	1,003,629
Payments of long-term debt	(705,093)	(835,213)
Purchase of treasury shares	(730,689)	(115,804)
Excess tax benefit on stock-based compensation	31	7,658
Stock option settlement with Jeffrey A. Rich, former chief executive officer	—	(18,353)
Proceeds from stock options exercised	5,023	30,965
Proceeds from issuance of treasury shares	2,923	7,849

Net cash provided by financing activities	220,482	80,731

Net change in cash and cash equivalents	232,318	44,578
Cash and cash equivalents at beginning of period	100,837	62,685

Cash and cash equivalents at end of period	$333,155	$107,263

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
Significant accounting policies are detailed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006. For a discussion of our critical accounting policies, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Financial results for the three and six months ended December 31, 2005 have been restated as a result of the review of our stock option grant practices and other tax matters discussed in Note 2. Please see Note 2 to our Consolidated Financial Statements and our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006 for further discussion of this restatement.
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
The investigation concluded that the conduct of Mr. King and Mr. Edwards with regard to the misdating of recommendation memoranda as well as their conduct with regard to the May 2006 Form 10-Q violated our Code of Ethics for Senior Financial Officers. As a result the special committee recommended that Mr. King and Mr. Edwards should resign. Effective November 26, 2006 each of Mr. King and Mr. Edwards resigned from all executive management positions with us. See Note 15. Departure of Executive Officers for a discussion of the terms of their separation.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
used the stated date of these consents as the “measurement date” for the purpose of accounting for them under Generally Accepted Accounting Principles (“GAAP”), and as a result recorded no compensation expense in connection with the grants.
We have concluded that a number of unanimous written consents were not fully executed or effective on the date set forth on the consents and that using the date stated thereon as the measurement date was incorrect. We have determined a revised measurement date for each stock option grant based on the information now available to us. The revised measurement date reflects the date for which there is objective evidence that the required granting actions necessary to approve the grants, in accordance with our corporate governance procedures, were completed. The accounting guidelines we used in determining the correct accounting measurement date for our option grants require clear evidence of final corporate granting action approving the option grants. Therefore, while the internal investigation did not conclude that option grant dates with respect to certain grants had been selected with hindsight, we nevertheless concluded in many cases that the accounting measurement dates for these grants should be adjusted because the final corporate granting action occurred after the original grant date reflected in our unanimous written consents. In cases where the closing market price on the revised measurement date exceeded the NYSE or NASDAQ closing market price on the original measurement date, we have recognized compensation expense equal to this excess over the vesting term of each option, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) for periods ending on or before June 30, 2005. Additionally, beginning July 1, 2005, we have recognized compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) based on the fair value of stock options granted, using the revised measurement dates.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below reflects the breakdown by year of the cumulative adjustment to retained earnings. Our consolidated financial statements included in previously filed periodic reports with the SEC for such periods have not been amended. The consolidated financial statements for the three and six months ended December 31, 2005 included in this Quarterly Report on Form 10-Q have been restated. (in thousands)

				Income
		Stock-based	Estimated	tax
		compensation	interest and	benefit,	Total
		expense	penalties (1)	net	adjustments
Years ended June 30,
1995		$(63)	$—	$23	$(40)
1996		(444)	—	130	(314)
1997		(1,404)	—	301	(1,103)
1998		(1,876)	—	405	(1,471)
1999		(3,325)	—	717	(2,608)
2000		(4,870)	(87)	511	(4,446)
2001		(6,433)	(546)	1,074	(5,905)
2002		(7,833)	(1,414)	1,636	(7,611)
2003		(9,237)	(1,454)	2,119	(8,572)

Cumulative effect at June 30, 2003		(35,485)	(3,501)	6,916	(32,070)

	Net					Net
	income as					income as
	reported					restated
Years ended June 30,
2004	$529,843	(7,527)	(2,509)	1,921	(8,115)	$521,728
2005	415,945	(6,061)	(2,526)	2,211	(6,376)	409,569
2006		(2,134)	(3,026)	1,870	(3,290)

Cumulative effect at June 30, 2006		$(51,207)	$(11,562)	$12,918	$(49,851)

(1)	Estimated interest and penalties on income tax underpayment deficiencies resulting from disallowed executive compensation deductions under Section 162(m).
Please see our Consolidated Statement of Income and Consolidated Statement of Cash Flows below for the impact on our December 31, 2005 financial information.
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
At December 31, 2006, we have recorded approximately $39.5 million of additional income taxes payable, including estimated interest and penalties related to disallowed Section 162(m) executive compensation deductions either resulting from revised measurement dates or due to factors unrelated to revised measurement dates, but which were previously believed to qualify for Section 162(m) deductions. At this time, we cannot predict when the Section 162(m) underpayment deficiencies, together with interest and penalties, if any, will be paid. We expect to fund any such payments from cash flows from operating activities.

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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The tables below reflect the adjustments on our consolidated financial statements for the three and six months ended December 31, 2005 (in thousands):

	Consolidated Statements of Income
	Three Months ended December 31, 2005				Six Months ended December 31, 2005
	As			As	As			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated
Revenues	$1,347,587	$—		$1,347,587	$2,658,504	$—		$2,658,504

Operating expenses:
Cost of revenues:
Wages and benefits	632,889	572	(1)	633,461	1,261,008	1,138	(1)	1,262,146
Services and supplies	305,889	—		305,889	596,661	—		596,661
Rent, lease and maintenance	163,541	—		163,541	318,713	—		318,713
Depreciation and amortization	70,444	—		70,444	138,524	—		138,524
Other	7,511	—		7,511	11,758	—		11,758

Cost of revenues	1,180,274	572		1,180,846	2,326,664	1,138		2,327,802

Gain on sale of business	(29,765)	—		(29,765)	(29,765)	—		(29,765)
Other operating expenses	21,084	—		21,084	30,848	—		30,848

Total operating expenses	1,171,593	572		1,172,165	2,327,747	1,138		2,328,885

Operating income	175,994	(572)		175,422	330,757	(1,138)		329,619

Interest expense	13,333	723	(2)	14,056	25,461	1,334	(2)	26,795
Other non-operating income, net	(1,994)	—		(1,994)	(6,375)	—		(6,375)

Pretax profit	164,655	(1,295)		163,360	311,671	(2,472)		309,199

Income tax expense	61,459	(469	)(3)	60,990	114,351	(897	)(3)	113,454

Net income	$103,196	$(826)		$102,370	$197,320	$(1,575)		$195,745

Earnings per share:
Basic	$0.83	$(0.01)		$0.82	$1.58	$(0.02)		$1.56

Diluted	$0.81	$—		$0.81	$1.55	$(0.01)		$1.54

Shares used in computing earnings per share:
Basic	124,849	—		124,849	125,139	—		125,139

Diluted (5)	126,865	61	(4)	126,926	127,044	62	(4)	127,106

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Consolidated Statement of Cash Flows
	For the six months ended December 31, 2005
	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$197,320	$(1,575)	$195,745

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,524	—	138,524
Stock-based compensation expense	17,371	1,138 (1)	18,509
Excess tax benefit on stock-based compensation	(9,480)	1,822	(7,658)
Gain on sale of business units	(29,765)	—	(29,765)
Provision for uncollectible accounts receivable	4,495	—	4,495
Deferred income tax expense	34,698	2,374 (6)	37,072
Impairment charges	5,755	—	5,755
Other non-cash activities	5,954	—	5,954
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(26,848)	—	(26,848)
Prepaid expenses and other current assets	(5,044)	—	(5,044)
Other assets	2,987	—	2,987
Accounts payable	8,451	—	8,451
Accrued compensation and benefits	(21,866)	—	(21,866)
Other accrued liabilities	(31,058)	—	(31,058)
Income taxes receivable/payable	41,138	—	41,138
Other long-term liabilities	3,596	(1,937)	1,659
Unearned revenue	19,521	—	19,521

Total adjustments	158,429	3,397	161,826

Net cash provided by operating activities	355,749	1,822	357,571

Cash flows from investing activities:
Purchases of property, equipment and software, net	(184,973)	—	(184,973)
Additions to other intangible assets	(13,046)	—	(13,046)
Payments for acquisitions, net of cash acquired	(153,760)	—	(153,760)
Intangibles acquired in subcontract termination	(16,530)	—	(16,530)
Purchases of investments	(25,439)	—	(25,439)
Other	24	—	24

Net cash used in investing activities	(393,724)	—	(393,724)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	1,003,629	—	1,003,629
Payments of long-term debt	(835,213)	—	(835,213)
Purchase of treasury shares	(115,804)	—	(115,804)
Excess tax benefit on stock-based compensation	9,480	(1,822)	7,658
Stock option settlement with Jeffrey A. Rich, former chief executive officer	(18,353)	—	(18,353)
Proceeds from stock options exercised	30,965	—	30,965
Proceeds from issuance of treasury shares	7,849	—	7,849

Net cash provided by financing activities	82,553	(1,822)	80,731

Net change in cash and cash equivalents	44,578	—	44,578
Cash and cash equivalents at beginning of period	62,685	—	62,685

Cash and cash equivalents at end of period	$107,263	$—	$107,263

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Stock-based compensation expense.

(2)	Estimated interest expense on Section 162(m) deduction disallowances.

(3)	Income tax benefits for additional stock-based compensation expense and estimated interest expense.

(4)	Adjustment to dilutive shares resulting from changes in unrecognized compensation and excess tax benefits.

(5)	Basic earnings per share of common stock is computed using the weighted average number of our common shares outstanding during the periods. Diluted earnings per share is adjusted for the incremental shares that would be outstanding upon the assumed exercise of stock options. Shares used in computing diluted earnings per share includes the weighted average shares outstanding for the period used in calculating basic earnings per share, plus the dilutive effect of stock options outstanding during the period. Share dilution for the period presented excludes the effect of options outstanding that were considered antidilutive because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and windfall tax benefits.

(6)	Deferred income taxes associated with additional stock-based compensation expense, net of reversals related to stock option exercises.
3. ACQUISITIONS
In July 2006, we completed the acquisition of Primax Recoveries, Inc. (“Primax”), one of the industry’s oldest and largest health care cost recovery firms. The transaction was valued at approximately $40 million, plus related transaction costs excluding contingent consideration of up to $10 million based upon future financial performance, and was funded from cash on hand and borrowings on our Credit Facility (defined below). The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $63.8 million and assumed liabilities of $23.8 million. We recorded $19.6 million in goodwill, which is not deductible for income tax purposes, and intangible assets of $20.5 million. The $20.5 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of 11 years. We believe this acquisition expands our payor offering to include subrogation and overpayment recovery services to help clients improve profitability while maintaining their valued relationships with plan participants, employers and providers. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 12, 2006.
In October 2006, we completed the acquisition of Systech Integrators, Inc. (“Systech”), an information technology solutions company offering an array of SAP software services. Systech’s services include SAP consulting services, systems integration and custom application development and maintenance. The transaction was valued at approximately $63.8 million plus contingent payments of up to $40 million based on future financial performance. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility. We acquired assets of $75.3 million and assumed liabilities of $11.5 million. We recorded $54.2 million in goodwill, which is deductible for income tax purposes, and intangible assets of $6.6 million. The $6.6 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of 4 years. We believe this acquisition will enhance our position as a comprehensive provider of SAP services across numerous markets. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, October 2, 2006.
We completed one other small acquisition during the six months ended December 31, 2006 which is included in our Government segment.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
4. DIVESTITURES
In December 2005, we completed the divestiture of substantially all of our Government welfare-to-workforce services business (the “WWS Divestiture”) to Arbor E&T, LLC (“Arbor”), a wholly owned subsidiary of ResCare, Inc., for approximately $69 million, less transaction costs. Assets sold were approximately $31.6 million and liabilities assumed by Arbor were approximately $0.2 million, both of which were included in the Government segment. We retained the net working capital related to the WWS Divestiture. We recognized a pretax gain of $1.7 million ($1 million, net of income tax) and $2.5 million ($1.5 million, net of income tax) in the three and six months ended December 31, 2006, respectively, upon the assignment of customer contracts to Arbor. During fiscal year 2006, we recorded a gain of $33.5 million ($20.1 million, net of income tax). The after tax proceeds from the divestiture were primarily used for general corporate purposes.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenues from the WWS Divestiture were $0.3 million and $47.6 million for the three months ended December 31, 2006 and 2005, respectively, and $0.9 million and $101.1 million for the six months ended December 31, 2006 and 2005, respectively. Operating (loss) income from the WWS Divestiture, excluding the gain on sale, was ($0.5 million) and $1.4 million for the three months ended December 31, 2006 and 2005, respectively, and ($1 million) and $6.3 million for the six months ended December 31, 2006 and 2005, respectively.
The welfare-to-workforce services business is no longer strategic or core to our operating philosophy. This divestiture allows us to focus on our technology-enabled business process outsourcing and information technology service offerings.
5. RESTRUCTURING ACTIVITIES
During fiscal year 2006, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we began certain restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions. We estimate a total of 2,100 employees will be involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions will be migrated to lower cost markets. As of December 31, 2006, approximately 2,100 employees have been involuntarily terminated.
In our Commercial segment, we recorded a restructuring charge for involuntary termination of employees of $4.7 million during the first quarter of fiscal year 2007, which is reflected in wages and benefits in our Consolidated Statements of Income, and $0.9 million during the first quarter of fiscal year 2007, for impairments of facility costs and facility shutdown charges, which are reflected as part of total operating expenses in our Consolidated Statements of Income. In our Government segment, we recorded a restructuring charge for involuntary termination of employees of $0.4 million during the first quarter of fiscal year 2007, which is reflected in wages and benefits in our Consolidated Statements of Income. In our Corporate segment, we determined that the costs related to the ownership of a corporate aircraft outweighed the benefits to the Company. We recorded an asset impairment charge of $4.1 million in the six months ended December 31, 2005 related to the corporate aircraft, which is reflected in other operating expenses in our Consolidated Statements of Income. No restructuring charges were recorded in the second quarter of fiscal year 2007.
The following table summarizes activity for the accrual for involuntary termination of employees for the three and six months ended December 31, 2006 (in thousands), exclusive of the Acquired HR Business (defined below):

Balance at September 30, 2006	$5,050
Accrual recorded	2
Payments	(3,915)

Balance at December 31, 2006	$1,137

Balance at June 30, 2006	$899
Accrual recorded	5,060
Payments	(4,822)

Balance at December 31, 2006	$1,137

The December 31, 2006 accrual for involuntary termination of employees is expected to be paid primarily in fiscal year 2007 from cash flows from operating activities.
During fiscal year 2005, we acquired the human resources consulting and outsourcing businesses of Mellon Financial Corporation (the “Acquired HR Business”). In the fourth quarter of fiscal year 2006, we substantially completed the integration of the Acquired HR Business. The integration included the elimination of redundant facilities, marketing and overhead costs, and the consolidation of processes from the historical cost structure of the acquired Mellon organization. The liabilities recorded at closing for the Acquired HR Business include $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the three and six months ended December 31, 2006, $0.9 million and $1.3 million in involuntary employee termination payments, respectively, were made and charged against accrued compensation bringing the total payments made to $17 million. We also recorded a $3.1 million and a $1.2 million reduction to the accrual and to goodwill in fiscal year 2006 and the first quarter of fiscal year 2007, respectively, as a result of a change in our estimates of severance to be paid. As of December 31, 2006, the balance of the related accrual was $1 million and is expected to be paid primarily in fiscal year 2007 from cash flows from operating activities.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended December 31, 2006 are as follows (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2006	$1,282,053	$1,174,601	$2,456,654
Acquisition activity	71,825	2,890	74,715
Foreign currency translation	3,052	1,940	4,992

Balance as of December 31, 2006	$1,356,930	$1,179,431	$2,536,361

Goodwill activity for the first six months of fiscal year 2007 was primarily due to the Primax and Systech acqusitions (see Note 3). Approximately $2 billion, or 78.6%, of the original gross amount of goodwill recorded is deductible for income tax purposes.
The following information relates to our other intangible assets (in thousands):

	December 31, 2006		June 30, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Acquired customer-related intangibles	$412,425	(125,772)	$384,738	$(104,901)
Customer-related intangibles	238,979	(104,510)	222,268	(90,326)
All other	16,241	(7,694)	15,147	(6,113)

Total	$667,645	(237,976)	$622,153	$(201,340)

Non-amortizable intangible assets:
Title plant	$51,045		$51,045
Trade name	3,843		3,843

Total	$54,888		$54,888

Aggregate Amortization:
For the quarter ended December 31, 2006			$19,893
For the quarter ended December 31, 2005			18,089

For the six months ended December 31, 2006			38,658
For the six months ended December 31, 2005			36,101

Estimated amortization for the years ended June 30,
2007			$82,831
2008			74,831
2009			65,176
2010			55,484
2011			47,863
Aggregate amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $3.9 million and $3.9 million for the three months ended December 31, 2006 and 2005, respectively, and $7.7 million and $7.6 million for the six months ended December 31, 2006 and 2005, respectively, is recorded as a reduction of related contract revenue. Amortization expense includes approximately $10.6 million and $9.4 million for acquired customer-related intangibles for the three months ended December 31, 2006 and 2005, respectively, and $20.8 and $19.2 million for the six months ended December 31, 2006 and 2005, respectively. Amortizable intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 9 years. The amortization period for all other intangible assets, including trademarks, ranges from 3 to 20 years, with a weighted average of approximately 6 years.

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
At December 31, 2006, we had approximately $584.3 million available under our revolving credit facility after giving effect to outstanding indebtedness of $275 million and $140.7 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our revolving credit facility. At December 31, 2006, we had $2.1 billion outstanding under our Credit Facility, of which $2.1 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt, and of which $1.8 billion bore interest at approximately 7.36%, $223.6 million bore interest at approximately 6.6% and the remainder bore interest from 3.3% to 4.9%. As of December 31, 2006, we were in compliance with the covenants of our Credit Facility, as amended, as described further below.
Following our tender offer completed in March 2006, our credit ratings were downgraded by Moody’s and Standard and Poor’s, both to below investment grade. Standard & Poor’s further downgraded us to BB upon our announcement in June 2006 of the approval by our Board of Directors of a new $1 billion share repurchase plan. Fitch initiated its coverage of us in August 2006 at a rating of BB, except for our Senior Notes (defined below) which were rated BB-. Standard & Poor’s downgraded our credit rating further, to B+, following our announcement on September 28, 2006 that we would not be able to file our Annual Report on Form 10-K for the period ending June 30, 2006 by the September 28, 2006 extended deadline.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As consideration for this amendment, waiver and consent, we paid a fee of $1.3 million. We filed our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006 on February 1, 2007 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on January 23, 2007.
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
On December 19, 2006, we entered into an Instrument of Resignation, Appointment and Acceptance with the Trustee and Wilmington Trust Company (herein so called), whereby the Trustee resigned as trustee, as well as other offices or agencies, with respect to the Senior Notes, and was replaced by Wilmington Trust Company. On January 8, 2007, the Court entered an order substituting Wilmington Trust Company for the Bank of New York. On January 16, 2007, Wilmington Trust Company filed an answer and counterclaim. The counterclaim seeks immediate payment of all principal and accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim seeks damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes. On February 5, 2007, we filed our answer denying Wilmington Trust Company’s counterclaim.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
draw funds to repay the Senior Notes, there may be a decrease in our credit availability that could otherwise be used for other corporate purposes, such as acquisitions and share repurchases.
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $15.1 million ($9.4 million, net of income tax), unamortized deferred financing costs of $2.9 million ($1.8 million, net of income tax) and unamortized discount of $0.6 million ($0.4 million, net of income tax) associated with our Senior Notes as of December 31, 2006 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.
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
Because of the investigation into our stock option grant practices, we were unable to timely file our Annual Report on Form 10-K and our Annual Meeting of Stockholders was delayed, and the regularly scheduled meeting of our Board of Directors that was to have occurred in November 2006 was focused solely on stock option investigation matters and any other matters for consideration were deferred. Under our stock option granting policy, the day prior to or the day of that regularly scheduled November Board meeting, the Compensation Committee could have granted options to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition. On the morning of December 9, 2006, the Compensation Committee met to discuss whether options, which were now available under the 1997 Stock Incentive Plan, should be granted to new hires, employees receiving a grant in connection with a promotion, or persons who became ACS employees as a result of an acquisition. After consideration of the fact that options would have been granted in November, if the regularly scheduled Board meeting had not deferred consideration of matters other than the stock option investigation, the Compensation Committee met on December 9, 2006 and, as a result of their actions at that meeting, a grant of 692,000 was made to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition, with such grants including 140,000 shares to Lynn Blodgett, who had been promoted to President and Chief Executive Officer; 75,000 shares to John Rexford who had been promoted to Executive Vice President and Chief Financial Officer and named a director; and 100,000 shares each to Ms. Vezina and Mr. Burlin which grants were in recognition of their recent promotions to Chief Operating Officers of the Commercial and Government segments, respectively, and had been approved by the Compensation Committee on August 15, 2006 but were deferred until shares were available for grant.
In June and August 2006, our Board of Directors authorized two share repurchase programs of up to $1 billion each of our Class A common stock. The programs, which are open ended, allow us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. As of December 31, 2006, we had repurchased approximately 19.9 million shares under the June 2006 authority at an average cost of approximately $50.30 per share (approximately $1 billion) all of which have been retired, of which 14.4 million shares with an average cost of approximately $50.64 per share (approximately $730.7 million) were purchased and retired in the first six months of fiscal year 2007. No repurchases have been made under the August 2006 authority as of the date of this filing. We expect to fund repurchases under this additional share repurchase program from borrowings under our Credit Facility.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005 (as restated)	2006	2005 (as restated)
Numerator:
Income available to common stockholders	$72,074	$102,370	$133,457	$195,745

Denominator:
Basic weighted average shares outstanding	98,914	124,849	101,183	125,139
Dilutive effect of stock options	1,238	2,077	1,274	1,967

Denominator for earnings per share assuming dilution	100,152	126,926	102,457	127,106

Basic earnings per share	$0.73	$0.82	$1.32	$1.56

Diluted earnings per share	$0.72	$0.81	$1.30	$1.54

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. Options to purchase approximately 7,058,000 and 5,626,000 shares of common stock during the three months ended December 31, 2006 and 2005, respectively, and 6,670,000 and 6,226,000 shares of common stock during the six months ended December 31, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the windfall tax benefit.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005 (as restated)	2006	2005 (as restated)
Net income	$72,074	$102,370	$133,457	$195,745
Other comprehensive income (loss):
Foreign currency translation adjustment	5,597	(3,385)	8,312	(3,610)
Amortization of unrealized loss on forward interest rate agreements (net of income tax of $0.2 million, $0.2 million, $0.5 million and $0.4 million, respectively)	397	397	793	794
Unrealized gains on foreign exchange forward agreements (net of income tax of $0.2 million, $0.2 million, $0.4 million and $0.2 million, respectively)	379	277	738	277

Comprehensive income	$78,447	$99,659	$143,300	$193,206

The amortization of unrealized loss on forward interest rate agreements relates to interest rate hedges, which were settled in June 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of our Senior Notes. The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) is reflected in accumulated other comprehensive loss, net, and will be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. We amortized approximately $0.6 million during both the three months ended December 31, 2006 and 2005, and approximately $1.3 million during both the six months ended December 31, 2006 and 2005 to interest expense.
We hedge the variability of a portion of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of December 31, 2006, the notional amount of these agreements totaled 497.5 million pesos ($44.7 million) and expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. The unrealized gain (loss) on these foreign exchange forward agreements is reflected in accumulated other comprehensive loss, net.
The following table represents the components of accumulated other comprehensive loss, net (in thousands):

	As of	As of
	December 31, 2006	June 30, 2006
Foreign currency gains (losses)	$7,886	$(426)
Unrealized loss on forward interest rate agreements (net of income tax of $5.6 million and $6.1 million, respectively)	(9,408)	(10,201)
Unrealized gains (losses) on foreign exchange forward agreements (net of income tax of $253 and ($193), respectively)	422	(316)

Total	$(1,100)	$(10,943)

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. FINANCIAL INSTRUMENTS
As part of the Transport Revenue acquisition, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and United States dollar revenues. These agreements do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, we recorded a gain on hedging instruments of $3.1 million ($2.1 million, net of income tax) and $2.3 million ($1.5 million, net of income tax) for the three and six months ended December 31, 2006, respectively, in other non-operating income, net in our Consolidated Statements of Income. As of December 31, 2006, the notional amount of these agreements totaled $44.4 million Canadian dollars and $4.4 million U.S. dollars, respectively, and are set to expire at various times over the next four years. As of December 31, 2006, a liability was recorded for the related fair value of approximately $2 million.
12. PENSION AND OTHER POST-EMPLOYMENT PLANS
Net periodic benefit cost
The following table provides the components of net periodic benefit cost (in thousands):

	Three Months ended
	December 31,
	2006		2005
		Non-U.S.	U.S.	Non-U.S.
	U.S. Plan	Plans	Plan	Plans
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$834	$1,510	$345	$1,155
Interest cost	63	1,426	10	1,160
Expected return on assets	(54)	(1,366)	(15)	(1,218)
Amortization of gains/losses	(6)	—	—	—
Amortization of prior service costs	63	—	20	—

Net periodic benefit cost for defined benefit plans	$900	$1,570	$360	$1,097

	Six Months ended
	December 31,
	2006		2005
		Non-U.S.	U.S.	Non-U.S.
	U.S. Plan	Plans	Plan	Plans
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$1,758	$2,894	$345	$2,565
Interest cost	126	2,792	10	2,326
Expected return on assets	(108)	(2,708)	(15)	(2,445)
Amortization of gains/losses	(12)	—	—	—
Amortization of prior service costs	126	—	20	—

Net periodic benefit cost for defined benefit plans	$1,890	$2,978	$360	$2,446

Contributions
We made contributions to the pension plans of approximately $2.8 million and $4 million in the three and six months ended December 31, 2006, respectively. We expect to contribute approximately $11 million to our pension plans during fiscal year 2007.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. SEGMENT INFORMATION
The following is a summary of certain financial information by reportable segment (in thousands):

	Commercial	Government	Corporate	Consolidated
Three months ended December 31, 2006
Revenues (a)	$858,103	$568,658	$—	$1,426,761
Operating expenses (excluding depreciation and amortization)	706,289	442,808	42,108	1,191,205
Depreciation and amortization	61,755	23,116	357	85,228

Operating income	$90,059	$102,734	$(42,465)	$150,328

Three months ended December 31, 2005
(as restated)
Revenues (a)	$784,767	$562,820	$—	$1,347,587
Operating expenses (excluding depreciation and amortization)	650,829	449,099	31,558	1,131,486
Gain on sale of business	—	(29,765)	—	(29,765)
Depreciation and amortization	47,544	22,514	386	70,444

Operating income	$86,394	$120,972	$(31,944)	$175,422

Six months ended December 31, 2006
Revenues (a)	$1,699,805	$1,112,394	$—	$2,812,199
Operating expenses (excluding depreciation and amortization)	1,415,926	868,642	69,579	2,354,147
Depreciation and amortization	119,067	47,087	712	166,866

Operating income	$164,812	$196,665	$(70,291)	$291,186

Six months ended December 31, 2005
(as restated)
Revenues (a)	$1,550,773	$1,107,731	$—	$2,658,504
Operating expenses (excluding depreciation and amortization)	1,287,383	871,775	60,968	2,220,126
Gain on sale of business	—	(29,765)	—	(29,765)
Depreciation and amortization	92,630	45,086	808	138,524

Operating income	$170,760	$220,635	$(61,776)	$329,619

(a)	Revenues in our Government segment include revenues from operations divested during fiscal year 2006 of $0.3 million and $47.8 million for the three months ended December 31, 2006 and 2005, respectively, and $0.9 million and $101.4 million for the six months ended December 31, 2006 and 2005, respectively.

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
Please see Note 2. Review of Stock Option Grant Practices and Note 15. Departure of Executive Officers in these Notes to Consolidated Financial Statements for discussions of our internal investigation of our stock option grant practices and subsequent restatement of previously filed financial statements and the departure of our Chief Executive Officer and Chief Financial Officer as a result of that investigation.
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
U.S. District Court of Texas, Northern District of Texas
•	Terri Simeon, on behalf of Herself and All Others Similarly Situated, Plaintiff, vs. Affiliated Computer Services, Inc., Darwin Deason, Mark A. King, Lynn R. Blodgett, Jeffrey A. Rich, Joseph O’Neill, Frank Rossi, J. Livingston Kosberg, Dennis McCuistion, The Retirement Committee of the ACS Savings Plan, and John Does 1-30, Defendants, U. S. District Court, Northern District of Texas, Dallas Division, Civil Action No. 306-CV-1592P filed August 31, 2006.
•	Kyle Burke, Individually and on behalf of All Others Similarly Situated, Plaintiff, vs. Affiliated Computer Services, Inc., the ACS Administrative Committee, Lora Villarreal, Kellar Nevill, Gladys Mitchell, Meg Cino, Mike Miller, John Crysler, Van Johnson, Scott Bell, Anne Meli, David Lotocki, Randall Booth, Pam Trutna, Brett Jakovac, Jeffrey A. Rich, Mark A. King, Darwin Deason, Joseph P. O’Neill and J. Livingston Kosberg, U. S. District Court, Northern District of Texas, Dallas Division, Case No. 306-CV-02379-M.
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
Investigation Regarding Photo Enforcement Contract in Edmonton, Alberta, Canada
We and one of our Canadian subsidiaries, ACS Public Sector Solutions, Inc., received a summons issued February 15, 2006 by the Alberta Department of Justice requiring us and our subsidiary to answer a charge of a violation of a Canadian Federal law which prohibits giving, offering or agreeing to give or offer any reward, advantage or benefit as consideration for receiving any favor in connection with a business relationship. The charge covers the period from January 1, 1998 through June 4, 2004 and references the involvement of certain Edmonton, Alberta police officials. Two Edmonton police officials have been separately charged for violation of this law. The alleged violation relates to the subsidiary’s contract with the City of Edmonton for photo enforcement services. We acquired this subsidiary and contract from Lockheed Martin Corporation in August 2001 when we acquired Lockheed Martin IMS Corporation. The contract currently is on a month-to-month term with revenues of approximately $0.7 million (U.S. dollars) in the second quarter of both fiscal years 2007 and 2006 and $1.3 million and $1.2 million (U.S. dollars) for the first six months of fiscal year 2007 and 2006, respectively. A renewal contract had been awarded to our subsidiary in 2004 on a sole source basis, but this

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
renewal award was rescinded by the City of Edmonton and a subsequent request for proposals for an expanded photo enforcement contract was issued in September 2004. Prior to announcement of any award, however, the City of Edmonton suspended this procurement process pending the completion of the investigation by the Royal Canadian Mounted Police which led to the February 15, 2006 summons. We conducted an internal investigation of this matter, and based on our findings from our internal investigation, we believe that our subsidiary has sustainable defenses to the charge. We notified the U.S. Department of Justice and the U.S. Securities and Exchange Commission upon our receipt of the summons and continue to periodically report the status of this matter to them.
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
Investigation Regarding Certain Child Support Payment Processing Contracts
Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. We believe that the inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio but may also extend to the conduct of ACS SLS and Tier with respect to the bidding process for child support contracts in certain other states. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $11.5 million and $11.6 million for the second quarter of fiscal years 2007 and 2006, respectively, representing approximately 0.8% and 0.9% of our revenues for the first quarter of fiscal years 2007 and 2006, respectively, and $22.4 million and $22.9 million for the first six months of fiscal year 2007 and 2006, respectively, representing approximately 0.8% and 0.9% of our revenues for the first six months of fiscal year 2007 and 2006, respectively. Our teaming arrangement with Tier also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). In May 2006 we were advised that one of our current employees (who has not been active in our government business segment since June 2005) and one former employee of ACS SLS, both of whom held senior management positions in the subsidiary during the period in question, have received target letters from the DOJ related to this inquiry. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.
Investigation regarding Florida Workforce Contracts
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 0.8% of our revenues for both the three and six months ended December 31, 2005. We had no revenue related to this contract in the first six months of fiscal year 2007. In March 2004, we filed our response to the OIG report. The principal

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ and DOL in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any. During the second quarter of fiscal year 2006, we completed the divestiture of substantially all of our welfare-to-workforce business (See Note 4 – Divestitures for further information). However, we retained the liabilities for this business which arose from activities prior to the date of closing, including the contingent liabilities discussed above.
On January 3, 2003 a complaint was filed under seal in the United States District Court, Middle District of Florida, Tampa Division by a former Pinellas County, Florida Assistant County Administrator under the QUI TAM provisions of the False Claims Act. On October 23, 2006, the United States filed a notice with the court that it is not intervening at this time in the complaint. The court then entered an order to unseal the complaint, and we were subsequently served with the complaint. The allegations in this complaint arise from the workforce contract in Pinellas County in Florida that is the subject of the grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General's Office of the DOL (as discussed above). We intend to vigorously defend this case. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any.
Other
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2006, outstanding surety bonds of $521.8 million and $93.3 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $47.4 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
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
We are obligated to make contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the six months of fiscal year 2007, we made contingent consideration payments of $3 million related to acquisitions completed in prior years. As of December 31, 2006, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $108.9 million. Upon satisfaction of the specified contractual criteria, such payments primarily result in a corresponding increase in goodwill.
We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our Federal business to Lockheed Martin Corporation in fiscal year 2004. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of December 31, 2006, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At December 31,

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2006, we serviced a FFEL portfolio of approximately 2.1 million loans with an outstanding principal balance of approximately $31.3 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of December 31, 2006, other accrued liabilities include reserves which we believe to be adequate.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
16. NEW ACCOUNTING PRONOUNCEMENTS
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
17. RELATED PARTY TRANSACTIONS
Prior to 2002 we had guaranteed $11.5 million of certain loan obligations owed to Citicorp USA, Inc. by DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). Our Chairman owned a majority interest in DDH. In consideration for that guaranty, we had access to corporate aircraft at favorable rates. In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. As partial consideration for the release of our corporate guaranty, we agreed to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. We anticipate that these administrative services will cease prior to June 30, 2007 as a result of the wind down of the DDH operations. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2006, we had $0.6 million remaining in prepaid flights with DDH. In the second quarter of fiscal year 2007, we were notified by DDH of its intent to wind down operations; therefore, we recorded a charge of $0.6 million related to the unused prepaid charter flights.
18. SUBSEQUENT EVENT
Contract with the Department of Education
The CSB contract is our largest contract. We have provided loan servicing for the Department of Education’s Direct Student Loan program for over ten years. In 2003 the Department conducted a competitive procurement for its “Common Services for Borrowers” initiative (“CSB”). CSB was a modernization initiative which integrated a number of services for the Department, allowing the Department to increase service quality while saving overall program costs. In November 2003 the Department awarded us the CSB contract. Under this contract we provide comprehensive loan servicing, consolidation loan processing, debt collection services on delinquent accounts, IT infrastructure operations and support, maintenance and development of information systems, and portfolio management services for the Department of Education’s Direct Student Loan program. We are also developing software for use in delivering these services. The CSB contract has a 5-year base term which began in January 2004 and provides the Department of Education five one-year options to extend after the base term. We estimate that our revenues from the CSB contract will exceed $1 billion in total over the base term of the contract. Annual revenues from this contract represent approximately 4% of our fiscal year 2006 revenues.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). While management has based any forward-looking statements contained herein on its current expectations, the information on which such expectations were based may change. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of risks, uncertainties, and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. Such risks, uncertainties, and other factors include, but are not necessarily limited to, those set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006. In addition, we operate in a highly competitive and rapidly changing environment, and new risks may arise. Accordingly, investors should not place any reliance on forward-looking statements as a prediction of actual results. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.
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
Management focuses on various metrics in analyzing our business and its performance and outlook. One such metric is our sales pipeline, which was approximately $1.4 billion of annual recurring revenues as of December 31, 2006. Our sales pipeline is a qualified pipeline of deals with signings anticipated within the next six months and excludes deals with annual recurring revenue over $100 million. Both the commercial and government pipelines have significant, quality opportunities across multiple lines of business and in multiple verticals, including business process outsourcing, commercial and government information technology services and healthcare. We analyze the cash flow generation qualities of each deal in our pipeline and make decisions based on its cash return characteristics. While the magnitude of our sales pipeline is an important indicator of potential new business signings and potential future internal revenue growth, actual new business signings and internal revenue growth depend on a number of factors including the effectiveness of our sales pursuit teams, competition for a deal, deal pricing and other risks described further in Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.
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
Renewal rates are a key indicator of client satisfaction. We calculate our renewal rate based on the total annual recurring revenue of renewals won as a percentage of total annual recurring revenue of all renewals sought. During the second quarter, we renewed approximately 90% of total renewals sought this quarter totaling approximately $162 million of annual recurring revenue with a total contract value of approximately $553 million. For the first half of fiscal 2007, we renewed approximately 95% of total renewals sought, totaling $468 million of annual recurring revenue with a total contract value of approximately $1.5 billion. Average contract life for renewals typically varies between our government and commercial segments, with the average contract life of renewals in the government segment often shorter than those in the commercial segment. While we track renewal rates on a quarterly basis, we believe it is appropriate to analyze our renewal rates on an annual basis due to the timing of renewal opportunities. We define total contract value as the estimated total revenues from contracts signed during the period and represents estimated total revenue over the term of the contract. We use total contract value as an additional measure of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. Revenues for annual recurring revenue and total contract value are measured under GAAP.
We compete for new business in the competitive IT services and business process outsourcing markets. The overall health of these markets and the competitive environment can be determined by analyzing several key metrics. One of the metrics we monitor is the overall expected operating margin of our new business signings which is a good indicator of our expected future operating margin given the long-term nature of our customer contracts. We are seeing that the overall expected operating margin of new business signings is consistent with our historical operating margin. We focus on the expected operating margins of the new business we are signing to ensure the operating margins we expect to generate are commensurate with the capital intensity of the deal, the risk profile of the services we are providing and the overall return on capital.
Another metric of new business signings that we monitor is capital intensity, defined as capital expenditures and additions to intangible assets, of new business signings. Understanding the capital intensity of new business signings is helpful in determining the future free cash flow generating levels of our business. Historically the capital intensity in our business has ranged between 5-7%. During the first six months of fiscal year 2007, the overall capital intensity of our business was approximately 6.6%. During fiscal year 2006, the overall capital intensity of our business was slightly in excess of 8% due to approximately $60 million in investments that we made in certain areas of our business. These investments included investments related to integrating the Acquired HR Business (defined below) and expanding our human resources outsourcing technology platform; investments made in our Government healthcare technology platforms; the expansion of our data center capacity with the addition of a new data center and investments to increase global production both in existing locations and new geographies. The expected capital intensity of new business signings during fiscal year 2006 and the first six months of fiscal year 2007 was consistent with our historical range. We believe the expected capital intensity range of our new business signings reflects a healthy competitive environment and the related risks we are taking with respects to our new IT services and business process outsourcing business.
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
We have concluded that a number of unanimous written consents were not fully executed or effective on the date set forth on the consents and that using the date stated thereon as the measurement date was incorrect. We have determined a revised measurement date for each stock option grant based on the information now available to us. The revised measurement date reflects the date for which there is objective evidence that the required granting actions necessary to approve the grants, in accordance with our corporate governance procedures, were completed. The accounting guidelines we used in determining the correct accounting measurement date for our option grants require clear evidence of final corporate granting action approving the option grants. Therefore, while the internal investigation did not conclude that option grant dates with respect to certain grants had been selected with hindsight, we nevertheless concluded in many cases that the accounting measurement dates for these grants should be adjusted because the final corporate granting action occurred after the original grant date reflected in our unanimous written consents. In cases where the closing market price on the revised measurement date exceeded the NYSE or NASDAQ closing market price on the original measurement date, we have recognized compensation expense equal to this excess over the vesting term of each option, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) for periods ending on or before June 30, 2005. Additionally, beginning July 1, 2005, we have recognized compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) based on the fair value of stock options granted, using the revised measurement dates.
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

The table below reflects the breakdown by year of the cumulative adjustment to retained earnings. Our consolidated financial statements included in previously filed periodic reports with the SEC for such periods have not been amended. The consolidated financial statements for the three and six months ended December 31, 2005 included in this Quarterly Report on Form 10-Q have been restated. (in thousands)

				Income
		Stock-based	Estimated	tax
		compensation	interest and	benefit,	Total
		expense	penalties (1)	net	adjustments
Years ended June 30,
1995		$(63)	$—	$23	$(40)
1996		(444)	—	130	(314)
1997		(1,404)	—	301	(1,103)
1998		(1,876)	—	405	(1,471)
1999		(3,325)	—	717	(2,608)
2000		(4,870)	(87)	511	(4,446)
2001		(6,433)	(546)	1,074	(5,905)
2002		(7,833)	(1,414)	1,636	(7,611)
2003		(9,237)	(1,454)	2,119	(8,572)

Cumulative effect at June 30, 2003		(35,485)	(3,501)	6,916	(32,070)

	Net					Net
	income as					income as
	reported					restated
Years ended June 30,
2004	$529,843	(7,527)	(2,509)	1,921	(8,115)	$521,728
2005	415,945	(6,061)	(2,526)	2,211	(6,376)	409,569
2006		(2,134)	(3,026)	1,870	(3,290)

Cumulative effect at June 30, 2006		$(51,207)	$(11,562)	$12,918	$(49,851)

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
At December 31, 2006, we have recorded approximately $39.5 million of additional income taxes payable, including estimated interest and penalties related to disallowed Section 162(m) executive compensation deductions either resulting from revised measurement dates or due to factors unrelated to revised measurement dates, but which were previously believed to qualify for Section 162(m) deductions. At this time, we cannot predict when the Section 162(m) underpayment deficiencies, together with interest and penalties, if any, will be paid. We expect to fund any such payments from cash flows from operating activities.
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
We expect to pay to certain current and former employees approximately $8 million in order to compensate such individuals for any increase in exercise price resulting from the matters which were the subject of the internal investigation, in order to avoid the adverse individual income tax impact of Section 409A due to revised measurement dates. The $8 million related to Section 409A will be paid to the affected individuals beginning in January 2008 and as the related stock options vest. We expect to fund any such payment from cash flows from operating activities however, we have not yet determined the impact to our results of operations and financial condition. The increased exercise prices to be paid by optionholders upon their exercise is expected to offset, in the aggregate, the $8 million; however, the timing of any such exercises cannot be determined.
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
SIGNIFICANT DEVELOPMENTS
New Business
During the second quarter of fiscal year 2007, we signed contracts with new clients and incremental business with existing clients representing $165.8 million of annualized recurring revenue and $1.1 billion in total contract value. We define new business signings as recurring revenue from new contracts, including the incremental portion of renewals, signed during the period and represent the estimated first twelve months of revenue to be recorded under that contract after full implementation. The Commercial segment contributed 31% of the new contract signings (based on annual recurring revenues) including contracts to expand our services with Sprint Corporation and Office Depot. The Government segment contributed 69% of the new contract signings (based on annual recurring revenues) including contracts with the Indiana Family and Social Services Administration and Florida Healthy Kids Corporation.
Acquisitions
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
In October 2006, we completed the acquisition of Systech Integrators, Inc. (“Systech”), an information technology solutions company offering an array of SAP software services. Systech’s services include SAP consulting services, systems integration and custom application development and maintenance. The transaction was valued at approximately $65 million plus contingent payments of up to $40 million based on future financial performance. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility. We believe this acquisition will enhance our position as a comprehensive provider of SAP services across numerous markets. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, October 2, 2006.
Review of Stock Option Grant Practices
Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Stock Option Grant Procedures for a discussion of the results of our internal investigation of our stock option grant practices during the second quarter of fiscal year 2007.
Departure of Executive Officers
Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Departure of Executive Officers for a discussion of the departure of our executive officers during the second quarter of fiscal year 2007.
Credit Arrangements
Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources — Credit Facility for a discussion of the amendments, consents and waivers we have received from the lenders under our Credit Facility.
Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources — Senior Notes for a discussion of the declaratory action with respect to the alleged default and purported acceleration of our Senior Notes.
Restructuring and other activities
During fiscal year 2006, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we began certain restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions. We estimate a total of 2,100 employees will be involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions will be migrated to lower cost markets. As of December 31, 2006, approximately 2,100 employees have been involuntarily terminated. We anticipate the costs savings related to these involuntary terminations will be approximately $105 million
($75 million related to terminations in the first quarter of fiscal year 2007) of wages and benefits per year; however, some of the cost savings from these involuntary terminations will be reinvested in subject matter experts, project management talent and sales personnel as we look to further promote those lines of businesses that reflect the greatest potential for growth. Our assessment activities are ongoing and may result in further restructuring and related charges, the amount and timing of which cannot be determined at this time.
In our Commercial segment, we recorded a restructuring charge for involuntary termination of employees of $4.7 million during the first quarter of fiscal year 2007, which is reflected in wages and benefits in our Consolidated Statements of Income, and $0.9 million during the first quarter of fiscal year 2007, for impairments of facility costs and facility shutdown charges, which are reflected as part of total operating expenses in our Consolidated Statements of Income. In our Government segment, we recorded a restructuring charge for involuntary termination of employees of $0.4 million during the first quarter of fiscal year 2007, which is reflected in wages and benefits in our Consolidated Statements of Income. In our Corporate segment, we determined that the costs related to the ownership of a corporate aircraft outweighed the benefits to the Company. We recorded an asset impairment charge of $4.1 million in the six months ended December 31, 2005 related to the corporate aircraft, which is reflected in other operating expenses in our Consolidated Statements of Income. No restructuring charges were recorded in the second quarter of fiscal year 2007.
The following table summarizes activity for the accrual for involuntary termination of employees for the three and six months ended December 31, 2006 (in thousands), exclusive of the Acquired HR Business (defined below):

Balance at September 30, 2006	$5,050
Accrual recorded	2
Payments	(3,915)

Balance at December 31, 2006	$1,137

Balance at June 30, 2006	$899
Accrual recorded	5,060
Payments	(4,822)

Balance at December 31, 2006	$1,137

The December 31, 2006 accrual for involuntary termination of employees is expected to be paid primarily in fiscal year 2007 from cash flows from operating activities.
During fiscal year 2005, we acquired the human resources consulting and outsourcing businesses of Mellon Financial Corporation (the “Acquired HR Business”). In the fourth quarter of fiscal year 2006, we substantially completed the integration of the Acquired HR Business. The integration included the elimination of redundant facilities, marketing and overhead costs, and the consolidation of processes from the historical cost structure of the acquired Mellon organization. The liabilities recorded at closing for the Acquired HR Business include $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the three and six months ended December 31, 2006, $0.9 million and $1.3 million in involuntary employee termination payments were made and charged against accrued compensation bringing the total payments made to $17 million. We also recorded a $3.1 million and a $1.2 million reduction to the accrual and to goodwill in fiscal year 2006 and the first quarter of fiscal year 2007, respectively, as a result of a change in our estimates of severance to be paid. As of December 31, 2006, the balance of the related accrual was $1 million and is expected to be paid primarily in fiscal year 2007 from cash flows from operating activities.
Share Repurchase Programs
In June and August 2006, our Board of Directors authorized two share repurchase programs of up to $1 billion each of our Class A common stock. The programs, which are open ended, allow us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. As of December 31, 2006, we had repurchased approximately 19.9 million shares under the June 2006 authority at an average cost of approximately $50.30 per share (approximately $1 billion) all of which have been retired, of which 14.4 million shares with an average cost of approximately $50.64 per share (approximately $730.7 million) were purchased and retired in the first quarter of fiscal year 2007. No repurchases have been made under the August 2006 authority as of the date of this filing. We expect to fund repurchases under this additional share repurchase program from borrowings under our Credit Facility.

Stock option grants
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
Related Party Transactions
Prior to 2002 we had guaranteed $11.5 million of certain loan obligations owed to Citicorp USA, Inc. by DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). Our Chairman owned a majority interest in DDH. In consideration for that guaranty, we had access to corporate aircraft at favorable rates. In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. As partial consideration for the release of our corporate guaranty, we agreed to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. We anticipate that these administrative services will cease prior to June 30, 2007 as a result of the wind down of the DDH operations. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2006, we had $0.6 million remaining in prepaid flights with DDH. In the second quarter of fiscal year 2007, we were notified by DDH of its intent to wind down operations; therefore, we recorded a charge of $0.6 million related to the unused prepaid charter flights.
SUBSEQUENT EVENT
Contract with the Department of Education
The CSB contract is our largest contract. We have provided loan servicing for the Department of Education’s Direct Student Loan program for over ten years. In 2003 the Department conducted a competitive procurement for its “Common Services for Borrowers” initiative (“CSB”). CSB was a modernization initiative which integrated a number of services for the Department, allowing the Department to increase service quality while saving overall program costs. In November 2003 the Department awarded us the CSB contract. Under this contract we provide comprehensive loan servicing, consolidation loan processing, debt collection services on delinquent accounts, IT infrastructure operations and support, maintenance and development of information systems, and portfolio management services for the Department of Education’s Direct Student Loan program. We are also developing software for use in delivering these services. The CSB contract has a 5-year base term which began in January 2004 and provides the Department of Education five one-year options to extend after the base term. We estimate that our revenues from the CSB contract will exceed $1 billion in total over the base term of the contract. Annual revenues from this contract represent approximately 4% of our fiscal year 2006 revenues.
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

	Three months ended December 31,				Six months ended December 31,
	2006	2005	$ Growth	Growth %	2006	2005	$ Growth	Growth %
Consolidated

Total Revenues	$1,426,761	$1,347,587	$79,174	6%	$2,812,199	$2,658,504	$153,695	6%
Less: Divestitures	(271)	(47,751)	47,480		(856)	(101,369)	100,513

Adjusted	$1,426,490	$1,299,836	$126,654	10%	$2,811,343	$2,557,135	$254,208	10%

Acquired revenues	$92,713	$15,333	$77,380	6%	$169,901	$15,333	$154,568	6%
Internal revenues	1,333,777	1,284,503	49,274	4%	2,641,442	2,541,802	99,640	4%

Total	$1,426,490	$1,299,836	$126,654	10%	$2,811,343	$2,557,135	$254,208	10%

Commercial

Total Revenues	$858,103	$784,767	$73,336	9%	$1,699,805	$1,550,773	$149,032	10%
Less: Divestitures	—	—	—		—	—	—

Adjusted	$858,103	$784,767	$73,336	9%	$1,699,805	$1,550,773	$149,032	10%

Acquired revenues	$46,545	$—	$46,545	6%	$77,733	$—	$77,733	5%
Internal revenues	811,558	784,767	26,791	3%	1,622,072	1,550,773	71,299	5%

Total	$858,103	$784,767	$73,336	9%	$1,699,805	$1,550,773	$149,032	10%

Government

Total Revenues	$568,658	$562,820	$5,838	1%	$1,112,394	$1,107,731	$4,663	0%
Less: Divestitures	(271)	(47,751)	47,480		(856)	(101,369)	100,513

Adjusted	$568,387	$515,069	$53,318	10%	$1,111,538	$1,006,362	$105,176	10%

Acquired revenues	$46,168	$15,333	$30,835	6%	$92,168	$15,333	$76,835	7%
Internal revenues	522,219	499,736	22,483	4%	1,019,370	991,029	28,341	3%

Total	$568,387	$515,069	$53,318	10%	$1,111,538	$1,006,362	$105,176	10%

RESULTS OF OPERATIONS
Information for the three and six months ended December 31, 2005 has been restated in the following table, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Review of Stock Option Grant Practices.
The following table sets forth the items from our Consolidated Statements of Income expressed as a percentage of revenues. Please refer to the comparisons below for discussion of items affecting these percentages.

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005 (as restated)	2006	2005 (as restated)
Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues:
Wages and benefits	46.8	47.1	47.4	47.4
Services and supplies	22.3	22.7	21.7	22.5
Rent, lease and maintenance	12.4	12.1	12.7	12.0
Depreciation and amortization	6.0	5.2	5.9	5.2
Other	0.6	0.5	0.7	0.5

Total cost of revenues	88.1	87.6	88.4	87.6

Gain on sale of business	—	(2.2)	—	(1.1)
Other operating expenses	1.4	1.6	1.2	1.1

Total operating expenses	89.5	87.0	89.6	87.6

Operating income	10.5	13.0	10.4	12.4

Interest expense	3.4	1.1	3.4	1.1
Other non-operating income, net	(0.7)	(0.2)	(0.4)	(0.3)

Pretax profit	7.8	12.1	7.4	11.6

Income tax expense	2.7	4.5	2.7	4.2

Net income	5.1%	7.6%	4.7%	7.4%

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2006 TO THE THREE MONTHS ENDED DECEMBER 31, 2005
Revenues
In the second quarter of fiscal year 2007, our revenues increased $79.2 million, or 6%, to $1.4 billion from $1.3 billion in the second quarter of fiscal year 2006. Internal revenue growth for the second quarter of fiscal year 2007 was 4% and the remainder of the revenue growth was related to acquisitions. Excluding revenues related to divested operations, revenues increased $126.7 million, or 10% from the second quarter of fiscal year 2006.
Revenue in our Commercial segment, which represents 60% of consolidated revenue for the second quarter of fiscal year 2007, increased $73.3 million, or 9%, to $858.1 million in the second quarter of fiscal year 2007 compared to the same period last year. Internal revenue growth was 3%, due primarily to increased revenue related to contracts with Sprint/Nextel, MeadWestvaco, Glaxo-Smith-Kline, Humana, and Unum Provident offset by decreases for SBC Communications and General Motors. The items discussed above collectively represent approximately 90% of our internal revenue growth for the period in this segment. Revenue growth from acquisitions was 6% for the three months ended December 31, 2006, primarily related to the Intellinex, Primax and Systech acquisitions completed in May, July and October 2006, respectively.
Revenue in our Government segment, which represents 40% of consolidated revenue for the second quarter of fiscal year 2007, increased $5.8 million, to $568.7 million in the second quarter of fiscal year 2007 compared to the same period last year. Revenue growth from acquisitions was 6% primarily due to the Transport Revenue acquisition completed in the second quarter of fiscal year 2006. Excluding revenues related to divested operations, revenues increased $53.3 million, or 10% from the second quarter of fiscal year 2006. Internal revenue growth was 4%. We experienced increased revenue in our transportation contracts including Los Angeles Transit Authority, City of Houston, Pennsylvania Department of Transportation, Maryland EZPass, various Transport Revenue (defined below) clients and our commercial vehicle operations contract. Revenues increased in our healthcare contracts with various states including Texas Medicaid, Florida Choice, North Dakota, New Hampshire, Mississippi, Ohio, New Mexico, Wyoming, Colorado and Missouri offset by decreases with Texas CHIP, Georgia and North Carolina. Revenue for our children and family services contracts increased for payment processing and electronic benefit transfer services with Michigan, Ohio, New Jersey, New York, Maryland, Denver County, and Massachusetts offset by decreases with Mississippi and Texas. Revenues increased for our information technology contracts including contracts with Maryland, Orange County and North Carolina Community College offset by decreases with Oklahoma City and various court projects. We also had increased revenues related to our contract with the Social Security Administration. These increases were offset by decreases in our Department of Education contract and lower revenues in our unclaimed property business. The items discussed above collectively represent approximately 82% of our internal revenue growth for the period in this segment.
Operating Expenses
Wages and benefits increased $34.4 million or 5.4% to $667.9 million. As a percentage of revenue, wages and benefits decreased 0.3% to 46.8% in the second quarter of fiscal year 2007 from 47.1% in the second quarter of fiscal year 2006. During the second quarter of fiscal year 2006, we recorded $4.7 million, or 0.3% as a percentage of revenue, of compensation expense related to our restructuring activities.
Services and supplies increased $11.7 million, or 3.8%, to $317.6 million. As a percentage of revenue, services and supplies decreased 0.4% to 22.3% in the second quarter of fiscal year 2007 from 22.7% in the second quarter of fiscal year 2006. The decrease was primarily due to the sale of our Government welfare-to-workforces business in the second quarter of fiscal year 2006. This business had a higher component of services and supplies than our ongoing operations. During the second quarter of fiscal year 2007, we recorded $0.5 million in other costs associated with the ongoing stock option investigations and shareholder derivative lawsuits.
Rent, lease and maintenance increased $13.6 million, or 8.3%, to $177.1 million. As a percentage of revenue, rent, lease and maintenance increased 0.3%, to 12.4%, in the second quarter of fiscal year 2007 from 12.1% in the second quarter of fiscal year 2006. This increase was primarily due to increased software and hardware costs related to our information technology services business.
Depreciation and amortization increased $14.8 million, or 21%, to $85.2 million. As a percentage of revenue, depreciation and amortization increased 0.8%, to 6%, in the second quarter of fiscal year 2007 from 5.2% in the second quarter of fiscal year 2006. This increase was due to capital expenditures during fiscal year 2006 and the first six months of fiscal year 2007 primarily in our information technology services business.
Other expenses increased $1.6 million, or 21.7%, to $9.1 million. As a percentage of revenue, other expenses increased 0.1%, to 0.6%, in the second quarter of fiscal year 2007 from 0.5% in the second quarter of fiscal year 2006. During the second quarter of fiscal year 2006 we recorded asset impairment charges of $1.7 million, or 0.1% as a percentage of revenue, related to our restructuring activities.
Gain on sale of business for the three months ended December 31, 2005 was related to the sale of our Government welfare-to-workforce services business in the second quarter of fiscal year 2006.

Other operating expenses decreased $1.6 million or 7.5% to $19.5 million. As a percentage of revenue other operating expenses decreased 0.2%, to 1.4% from 1.6% and includes the following (in millions).

	For the three months ending
	December 31,
	2006	2005
Government segment:
Provision for estimated legal settlement and uncollectible accounts receivable related to the welfare-to-workforce services business	$—	$3.3

Corporate segment:
Aircraft impairment	—	4.1
Legal settlements and related costs	—	3.2
Legal costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	13.3	—
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	—	2.6

Total	$13.3	$13.2

As a percentage of revenue	1.0%	0.9%

Operating Income
Operating income decreased $25.1 million, or 14.3%, to $150.3 million. As a percentage of revenue operating income decreased 2.5% to 10.5% in the second quarter of fiscal year 2007 from 13% in the second quarter of fiscal 2006. Operating income in the second quarter of fiscal years 2007 and 2006 was impacted by the following (in millions):

	For the three months ending
	December 31,
	2006	2005
Commercial segment:
Costs related to our restructuring activities	$—	$(4.6)

Government segment:
Gain on sale of Government welfare-to-workforce services business	—	29.8
Provision for estimated legal settlement and uncollectible accounts receivable related to the welfare-to-workforce services business	—	(3.3)
Costs related to our restructuring activities	—	(1.7)

Corporate segment:
Aircraft impairment	—	(4.1)
Legal and other costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	(13.8)	—
Legal settlements and related costs	—	(3.2)
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	—	(2.7)

Total	$(13.8)	$10.2

As a percentage of revenue	(1.0%)	0.8%

Interest Expense
Interest expense increased $34 million, to $48.1 million. As a percentage of revenue, interest expense increased 2.3% to 3.4% primarily due to interest expense on cash borrowed to finance our share repurchase programs during fiscal years 2006 and 2007, as well as approximately $1.0 million ($0.7 million, net of income tax) of estimated interest related to disallowed Section 162(m) executive compensation deductions discussed above in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Stock Option Grant Practices.
Other non-operating income, net
Other non-operating income, net, increased $7.7 million to $9.7 million primarily due to gains on long-term investments and increased interest income on cash investments as a result of higher average cash balances during the current year quarter. We also recorded $3.1 million in gains related to foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and United States dollar revenue during the second quarter of fiscal year 2007 (see Note 11 to our Consolidated Financial Statements for further discussion).
Income tax expense
Our effective income tax rate decreased to 35.6% in the second quarter of fiscal year 2007 from 37.3% in the second quarter of fiscal year 2006. The effective income tax rates for the second quarter of fiscal years 2007 and 2006 are comprised of an effective income tax rate of 35.5% and 36.8%, respectively, on operations and 39.9% related to the sale of our welfare-to-workforce services business in the second quarter of fiscal year 2006. Our effective income tax rate decreased primarily due to lower foreign income taxes and an increase in other deductions and credits. Our effective income tax rate is higher than the 35% federal statutory rate primarily due to the effect of state income taxes.
COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2006 TO THE SIX MONTHS ENDED DECEMBER 31, 2005
Revenues
In the first six months of fiscal year 2007, our revenues increased $153.7 million, or 6%, to $2.8 billion from $2.7 billion in the first six months of fiscal year 2006. Internal revenue growth for the first six months of fiscal year 2007 was 4% and the remainder of the revenue growth was related to acquisitions. Excluding revenues related to divested operations, revenues increased $254.2 million, or 10% from the first six months of fiscal year 2006.
Revenue in our Commercial segment, which represents 60% of consolidated revenue for the first six months of fiscal year 2007, increased $149 million, or 10%, to $1.7 billion in the first six months of fiscal year 2007 compared to the same period last year. Internal revenue growth was 5%, due primarily to increased revenue related to contracts with Sprint/Nextel, MeadWestvaco, Glaxo-Smith-Kline, Humana, Disney, Unum Provident and Aetna offset by decreases for General Motors and SBC Communications. The items discussed above collectively represent 96% of our internal revenue growth for the period in this segment. Revenue growth from acquisitions was 5% for the six months ended December 31, 2006, primarily related to the Intellinex, Primax and Systec acquisitions completed in May, July and October 2006, respectively.
Revenue in our Government segment, which represents 40% of consolidated revenue for the first six months of fiscal year 2007, increased $4.7 million, to $1.1 billion in the first six months of fiscal year 2007 compared to the same period last year. Revenue growth from acquisitions was 7% primarily due to the acquisition of the Transport Revenue division of Ascom AG (“Transport Revenue”) completed in the second quarter of fiscal year 2006. Excluding revenues related to divested operations, revenues increased $105.2 million, or 10% from the first six months of fiscal year 2006. Internal revenue growth was 3% for the first six months of fiscal year 2007. We experienced increased revenue in our transportation contracts including Los Angeles Transit Authority, Pennsylvania Department of Transportation, Maryland EZPass, various Transport Revenue clients and our commercial vehicle operations. Revenues increased related to our healthcare contracts with various states including Texas Medicaid, Florida Choice, North Dakota, New Hampshire, Mississippi, Ohio, New Mexico, Wyoming, Colorado and Missouri offset by decreases with Texas CHIP, Georgia and North Carolina. Revenue for our children and family services contracts increased for payment processing and electronic benefit transfer services with Michigan, Ohio, New Jersey, New York, Maryland, Denver County and Massachusetts offset by decreases with Mississippi and Texas. Revenues increased in our information technology contracts including contracts with Maryland, Orange County and North Carolina Community College offset by decreases with Oklahoma City and various court projects. We also had increased revenues related to our contract with the Social Security Administration. These increases were offset by decreases in our Department of Education contract and lower revenues in our unclaimed property business. The items discussed above collectively represent 90% of our internal revenue growth for the period in this segment.
Operating Expenses
Wages and benefits increased $72.3 million, or 5.7%, to $1.3 billion. As a percentage of revenue, wages and benefits was 47.4% for both the first six months of fiscal year 2007 and 2006. In the first six months of fiscal years 2007 and 2006, we recorded $5.1 million, or 0.2% as a percentage of revenue, and $4.7 million, or 0.2%, as a percentage of revenue, respectively, related to our restructuring activities. In the first quarter of fiscal year 2006 we recorded compensation expense of $5.4 million, or 0.2% as a percentage of revenue, related to the departure of Jeffrey A. Rich, a former Chief Executive Officer. In the first six months of fiscal year 2007, we recorded compensation expense of $1.1 million related to our efforts to relocate domestic functions to offshore facilities.
Services and supplies increased $12.3 million, or 2.1%, to $607 million. As a percentage of revenue, services and supplies decreased 0.8% to 21.7% in the first six months of fiscal year 2007 from 22.5% in the first six months of fiscal year 2006. The decrease was primarily due to the sale of our Government welfare-to-workforces business in the first six months of fiscal year 2006. This business had a higher component of services and supplies than our ongoing operations. During the first six months of fiscal year 2007, we recorded $0.7 million in other costs associated with the ongoing stock option investigations and shareholder derivative lawsuits.
Rent, lease and maintenance increased $37.4 million, or 11.7%, to $356.2 million. As a percentage of revenue, rent, lease and maintenance increased 0.7%, to 12.7%, in the first six months of fiscal year 2007 from 12% in the first six months of fiscal year 2006. This increase was due to increased hardware and software costs primarily in our information technology services business.
Depreciation and amortization increased $28.3 million, or 20.5%, to $166.9 million. As a percentage of revenue, depreciation and amortization increased 0.7%, to 5.9%, in the first six months of fiscal year 2007 from 5.2% in the first six months of fiscal year 2006. This increase was primarily due to capital expenditures during fiscal year 2006 and the first six months of fiscal year 2007 in our information technology services business.
Other expenses increased $8 million, or 68%, to $19.8 million. As a percentage of revenue, other expenses increased 0.2%, to 0.7%, in the first six months of fiscal year 2007 from 0.5% in the first six months of fiscal year 2006. During the first six months of fiscal year 2007, we recorded $0.9 million related to asset impairments and other charges. During the first six months of fiscal year 2007 and 2006 we recorded charges of $0.4 million and $1.7 million, respectively, related to our restructuring activities.
Gain on sale of business for the six months ended December 31, 2005 was related to the sale of our Government welfare-to-workforce services business in the second quarter of fiscal year 2006.

Other operating expense increased $3.9 million to $34.8 million. As a percentage of revenue, other operating expense increased 0.1%, to 1.2% and includes the following (in millions):

	For the six months ending
	December 31,
	2006	2005
Commercial segment:
Provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients	$—	$3.0

Government segment:
Provision for estimated legal settlement and uncollectible accounts receivable related to the welfare-to-workforce services business	—	3.3

Corporate segment:
Aircraft impairment	—	4.1
Legal settlements and related costs	—	3.2
Legal costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	21.0	—
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	—	2.6

Total	$21.0	$16.2

As a percentage of revenue	0.7%	0.6%

Operating Income
Operating income decreased $38.4 million, or 11.7%, to $291.2 million in the first six months of fiscal year 2007 compared to the prior year. In the first quarter of fiscal year 2007, we recorded $2.1 million of asset impairment and other charges related to internal use software impairments and facility shutdowns included in various cost of revenues accounts. As a percentage of revenues, operating income decreased 2%. Operating income in the first six months of fiscal years 2007 and 2006 were impacted by the following (in millions):

	For the six months ending
	December 31,
	2006	2005
Commercial segment:
Costs related to our restructuring activities	$(5.6)	$(4.6)
Asset impairments and other charges	(2.1)	—
Provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients	—	(3.0)

Government segment:
Gain on sale of Government welfare-to-workforce services business	—	29.8
Provision for estimated legal settlement and uncollectible accounts receivable related to the welfare-to-workforce services business	—	(3.3)
Cost related to our restructuring activities	(0.4)	(1.7)

Corporate segment:
Aircraft impairment	—	(4.1)
Legal and other costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	(21.7)	—
Compensation expense related to the departure of Jeffrey A. Rich, our former Chief Executive Officer	—	(5.4)
Legal settlements and related costs	—	(3.2)
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	—	(2.7)

Total	$(29.8)	$1.8

As a percentage of revenue	(1.1%)	0.1%

Interest Expense
Interest expense increased $67.3 million, to $94.1 million. As a percentage of revenue, interest expense increased 2.3% to 3.4% primarily due to interest expense on cash borrowed to finance our share repurchase programs during fiscal years 2006 and 2007. Interest expense also includes $2.6 million in charges related to a waiver fee on our Credit Facility in the first six months of fiscal year 2007, as well as approximately $2.0 million ($1.3 million, net of income tax) of estimated interest related to disallowed Section 162(m) executive compensation deductions discussed above in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Stock Option Grant Practices.
Other non-operating income, net
Other non-operating income, net increased $5.9 million to $12.3 million primarily due to gains on long-term investments recorded in the first six months of fiscal year 2006 and increased interest income on cash investments as a result of higher average cash balances during the current fiscal year. We also recorded $2.3 million in gains related to foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and United States dollar revenue during the first six months of fiscal year 2007 (see Note 11 to our Consolidated Financial Statements for further discussion).
Income tax expense
Our effective income tax rate decreased to 36.3% in the first six months of fiscal year 2007 from 36.7% in the first six months of fiscal year 2006. The effective income tax rates for the first six months of fiscal years 2007 and 2006 are comprised of an effective income tax rate of 36.2% and 36.3%, respectively, on operations and 39.9% related to the sale of our welfare-to-workforce services business in the second quarter of fiscal year 2006. Our effective income tax rate decreased primarily due to lower foreign income taxes and an increase in other deductions and credits. Our effective income tax rate is higher than the 35% federal statutory rate primarily due to the effect of state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
During the first six months of fiscal year 2007, we generated approximately $304.7 million in cash flows provided by operating activities compared to $357.6 million in the first six months of fiscal year 2006. Decreased net income and payments for hardware and software maintenance in the first six months of fiscal year 2007 contributed to this decrease, offset by increased collections on accounts receivable during the first six months of fiscal year 2007. During the first six months of fiscal year 2007, we paid approximately $81.8 million in interest on our outstanding debt, and received interest on cash investments of $4.6 million. We also paid approximately $18.6 million in legal and other costs related to the investigations into our stock option grant practices discussed above and derivative lawsuits related to our stock option grant practices discussed in Note 14 to our Consolidated Financial Statements. During the first six months of fiscal year 2006, we paid approximately $21.2 million in interest on our outstanding debt, and received interest on cash investments of $1.0 million.
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

	Six months ended
	December 31,
	2006	2005 As restated
Net cash provided by operating activities	$304,714	$357,571
Purchases of property, equipment and software, net	(170,441)	(184,973)
Additions to other intangible assets	(14,969)	(13,046)

Free cash flow	$119,304	$159,552

During the first six months of fiscal year 2007, net cash used in investing activities was $292.9 million compared to $393.7 million in the first six months of fiscal year 2006. In the first six months of fiscal year 2007, we used $102.3 million for acquisitions, primarily for the purchases of Systech and Primax, net of cash acquired, and contingent consideration payments on prior year acquisitions. In the first six months of fiscal year 2006, we used $153.8 million for acquisitions, primarily for the purchases of Transport Revenue, LiveBridge, Inc., contingent consideration payments for Heritage Information Systems, Inc. and a payment related to the first quarter fiscal year 2005 BlueStar Solutions, Inc. acquisition. Cash used for the purchase of property, equipment and software and additions to other intangible assets was $185.4 million and $198.0 million for the six months ended December 31, 2006 and 2005, respectively. During the first six months of fiscal year 2006, we used $16.5 million to acquire intangible assets in connection with the termination of a subcontractor arrangement. During the first six months of fiscal years 2007 and 2006, we used $6.4 million and $25.4 million to purchase long-term investments primarily related to our deferred compensation plans.
During the first six months of fiscal year 2007 and 2006, net cash provided by financing activities was $220.5 million and $80.7 million, respectively. Such financing activities include net borrowings on our Credit Facility, proceeds from the exercise of stock options, excess tax benefits from stock-based compensation and proceeds from the issuance of treasury shares offset by purchases of treasury shares under our share repurchase programs. During the first six months of fiscal year 2007, we determined that it would be prudent to retain a portion of our cash flows provided by operating activities rather than pay down outstanding debt, due to the delay in filing our Annual Report on Form 10-K/A for the year ended June 30, 2006 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and a reduced ability to access the capital markets during that delay. We filed these reports on February 1, 2007 and January 23, 2007, respectively, and anticipate that we will begin to utilize a portion of our cash on hand and cash flows provided by operating activities to reduce outstanding debt in the third quarter of fiscal year 2007.
Credit Facility
On July 6, 2006, we amended our secured term loan facility (“Term Loan Facility”) under our Credit Agreement dated March 20, 2006 (“Credit Facility”) and borrowed an additional $500 million on July 6, 2006 and an additional $500 million on August 1, 2006.
As a result of the increase to the facility, the Applicable Margin, as defined in the Credit Facility, increased to LIBOR plus 200 basis points. We used the proceeds of the Term Loan Facility increase to finance the purchase of shares of our Class A common stock under our June 2006 authorization and for the payment of transaction costs, fees and expenses related to the increase in the Term Loan Facility. The borrowing rate under the Term Loan Facility as of February 9, 2007 was approximately 7.4%.
Draws made under our credit facilities are made to fund cash acquisitions, share repurchases and for general working capital requirements. During the trailing twelve months ended December 31, 2006, the balance outstanding under our credit facilities for borrowings ranged from $282 million to $2.1 billion. At December 31, 2006, we had approximately $584.3 million available under our revolving credit facility after giving effect to outstanding indebtedness of $275 million and $140.7 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our revolving credit facility. At December 31, 2006, we had $2.1 billion outstanding under our Credit Facility, of which $2.1 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt, and of which $1.8 billion bore interest at approximately 7.36%, $223.6 million bore interest at approximately 6.6% and the remainder bore interest from 3.3% to 4.9%. As of December 31, 2006, we were in compliance with the covenants of our Credit Facility, as amended, as described further below.
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
As consideration for this amendment, waiver and consent, we paid a fee of $1.3 million. We filed our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006 on February 1, 2007 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on January 23, 2007.
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
On December 19, 2006, we entered into an Instrument of Resignation, Appointment and Acceptance with the Trustee and Wilmington Trust Company (herein so called), whereby the Trustee resigned as trustee, as well as other offices or agencies, with respect to the Senior Notes, and was replaced by Wilmington Trust Company. On January 8, 2007, the Court entered an order substituting Wilmington Trust Company for the Bank of New York. On January 16, 2007, Wilmington Trust Company filed an answer and counterclaim. The counterclaim seeks immediate payment of all principal and accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim seeks damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes. On February 5, 2007, we filed our answer denying Wilmington Trust Company’s counterclaim.
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
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $15.1 million ($9.4 million, net of income tax), unamortized deferred financing costs of $2.9 million ($1.8 million, net of income tax) and unamortized discount of $0.6 million ($0.4 million, net of income tax) associated with our Senior Notes as of December 31, 2006 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.
Other credit arrangements
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2006, outstanding surety bonds of $521.8 million and $93.3 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $47.4 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
Credit Ratings
Following our tender offer completed in March 2006, our credit ratings were downgraded by Moody’s and Standard & Poor’s, both to below investment grade. Standard & Poor’s further downgraded us to BB upon our announcement in June 2006 of the approval by our Board of Directors of a new $1 billion share repurchase plan. Fitch initiated its coverage of us in August 2006 at a rating of BB, except for our Senior Notes which were rated BB-. Standard & Poor’s downgraded our credit rating further, to B+, following our announcement on September 28, 2006 that we would not be able to file our Annual Report on Form 10-K for the period ending June 30, 2006 by the September 28, 2006 extended deadline. There may be additional reductions in our ratings depending on the timing and amounts that may be drawn under our Credit Facility. As a result, the terms of any financings we choose to enter into in the future may be adversely affected. In addition, as a result of these downgrades, the sureties which provide performance bonds backing our contractual obligations could reduce the availability of these bonds, increase the price of the bonds to us or require us to provide collateral such as a letter of credit. However, we believe that we will continue to have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals. In addition, certain of our commercial outsourcing contracts provide that, in the event our credit ratings are downgraded to certain specified levels, the customer may elect to terminate its contract with us and either pay a reduced termination fee or in some instances, no termination fee. While we do not anticipate that the downgrading of our credit ratings will result in a material loss of commercial outsourcing revenue due to the customer’s exercise of these termination rights, there can be no assurance that such a credit ratings downgrade will not adversely affect these customer relationships.
Derivative instruments and hedging activities
We hedge the variability of a portion of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of December 31, 2006, the notional amount of these agreements totaled 497.5 million pesos ($44.7 million) and expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. As of December 31, 2006, the unrealized gain on these foreign exchange forward agreements, reflected in accumulated other comprehensive loss, net, was approximately $0.7 million ($0.4 million, net of income tax). As of June 30, 2006, the unrealized loss on these foreign exchange forward agreements, reflected in accumulated other comprehensive loss, was approximately $0.5 million ($0.3 million, net of income tax).
As part of the Transport Revenue acquisition, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and United States dollar revenues. These agreements do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, we recorded a gain on hedging instruments of $3.1 million ($2.1 million, net of income tax) and $2.3 million ($1.5 million, net of income tax) for the three and six months ended December 31, 2006, respectively, in other non-operating income, net in our Consolidated Statements of Income. As of December 31, 2006, the notional amount of these agreements totaled $44.4 million Canadian dollars and $4.4 million U.S. dollars, respectively, and are set to expire at various times over the next four years. As of December 31, 2006, a liability was recorded for the related fair value of approximately $2 million.
Share Repurchase Programs
In June and August 2006, our Board of Directors authorized two share repurchase programs of up to $1 billion each of our Class A common stock. The programs, which are open ended, allow us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. As of December 31, 2006, we had repurchased approximately 19.9 million shares under the June 2006 authority at an average cost of approximately $50.30 per share (approximately $1 billion) all of which have been retired, of which 14.4 million shares with an average cost of approximately $50.64 per share (approximately $730.7 million) were purchased and retired in the first quarter of fiscal year 2007. No repurchases have been made under the August 2006 authority as of the date of this filing. We expect to fund repurchases under this additional share repurchase program from borrowings under our Credit Facility.
Other
As discussed in “Review of Stock Option Grant Practices” above, as a result of our internal investigation into our stock option grant practices, we restated certain of our previously filed consolidated financial statements and recorded cumulative adjustments for non-cash stock-based compensation expense totaling $51.2 million. While these expenses are non-cash, the income tax related impacts are expected to require the use of cash. At December 31, 2006, we have recorded approximately $39.5 million of additional income taxes payable, including estimated interest and penalties related to certain disallowed Section 162(m) executive compensation deductions. We also expect to pay to certain current and former employees approximately $8 million in order to compensate such individuals for any increase in exercise price resulting from the matters which were the subject of the internal investigation, in order to avoid the adverse individual income tax impact of Section 409A due to revised measurement dates. The $8 million related to Section 409A will be paid to the affected individuals beginning in January 2008 and as the related stock options vest. We expect to fund any such payment from cash flows from operating activities; however, we have not yet determined the impact to our results of operations and financial condition. The increased exercise prices to be paid by optionholders upon their exercise is expected to offset, in the aggregate, the $8 million; however, the timing of any such exercises cannot be determined. At this time, we cannot predict when the Section 162(m) underpayment deficiencies, together with interest and penalties, if any, will be paid.
At December 31, 2006, we had cash and cash equivalents of $333.2 million compared to $100.8 million at June 30, 2006. Our working capital (defined as current assets less current liabilities) increased $268.3 million to $972.5 million at December 31, 2006 from $704.2 million at June 30, 2006. Our current ratio (defined as total current assets divided by total current liabilities) was 2.2 and 1.9 at December 31, 2006 and June 30, 2006, respectively. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 58% and 40% at December 31, 2006 and June 30, 2006, respectively.
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
DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS AS OF DECEMBER 31, 2006 (IN THOUSANDS):

		Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Senior Notes, net of unamortized discount (1)	$499,408	$—	$—	$249,941	$249,467
Long-term debt (1)	2,063,851	19,588	36,062	36,067	1,972,134
Capital lease obligations (1)	47,729	24,824	22,634	271	—
Operating leases (2)	1,184,215	323,175	512,384	272,571	76,085
Purchase obligations (3) (4)	39,834	16,047	23,787	—	—

Total Contractual Cash Obligations	$3,835,037	$383,634	$594,867	$558,850	$2,297,686

	Total	Amount of Commitment Expiration per Period
	Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$140,719	$140,719	$—	$—	$—
Surety bonds	523,699	453,875	46,126	21,836	1,862

Total Commercial Commitments	$664,418	$594,594	$46,126	$21,836	$1,862

(1)	Excludes accrued interest of $20.2 million at December 31, 2006.

(2)	We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2013, which are included in operating leases in the table.

(3)	We have entered into various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2010, and are included in purchase obligations in the table.

(4)	We have entered into a two year agreement with Rich Capital, LLC, an M&A advisory firm owned by Jeffery A. Rich, a former Chief Executive Officer, to provide us with advisory services in connection with potential acquisition candidates. This contractual obligation is included in purchase obligations in the table above. However, we have currently suspended payment under this agreement pending determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.
We expect to contribute approximately $11 million to our pension plans in fiscal year 2007. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of December 31, 2006. See Critical Accounting Policies for discussion of our pension plans.
As discussed above, certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2006, outstanding surety bonds of $521.8 million and $93.3 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $47.4 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
We are obligated to make contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the first six months of fiscal year 2007, we made contingent consideration payments of $3 million related to acquisitions completed in prior years. As of December 31, 2006, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $108.9 million. Upon satisfaction of the specified contractual criteria, such payments primarily result in a corresponding increase in goodwill.
We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of a majority of our Federal government business to Lockheed Martin Corporation completed in November 2003. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of December 31, 2006, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time. As discussed in Note 14 to our Consolidated Financial Statements, we have agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom during the period 1998-2000.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At December 31, 2006, we serviced a FFEL portfolio of approximately 2.1 million loans with an outstanding principal balance of approximately $31.3 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of December 31, 2006 and June 30, 2006, other accrued liabilities include reserves which we believe to be adequate.
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
In December 2005, we adopted a pension plan for the U.S. employees of Buck Consultants, LLC, a wholly owned subsidiary, which was acquired in connection with the Acquired HR Business. The U.S. pension plan is a funded plan. We have established June 30 as our measurement date for this plan. The plan recognizes service for eligible employees from May 26, 2005, the date of the acquisition of the Acquired HR Business. We recorded prepaid pension costs and projected benefit obligation related to this prior service which will be amortized over approximately 9.3 years and included in the net periodic benefit costs which is included in wages and benefits in our Consolidated Statements of Income. The plan is unfunded as of December 31, 2006.
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
We estimate the long-term rate of return on non-U.S. plan assets and U.S. plan assets will be 7% and 7.5%, respectively, based on the long-term target asset allocation. As of December 31, 2006, the U.S. plan was not funded. We expect to fund the U.S. plan in fiscal year 2007 upon adoption of investment policies for the plan. Expected returns for the following asset classes used in the plans are based on a combination of long-term historical returns and current and expected market conditions.
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
Our Credit Facility (see Note 7 to our Consolidated Financial Statements) is a variable rate facility and is subject to market risk from changes in interest rates. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates at December 31, 2006 were 10% higher or lower, and if the amount of our debt outstanding as of December 31, 2006 under the Credit Facility had been outstanding for the three and six months ended December 31, 2006, our results of operations would have been approximately $2.3 million and $4.7 million, net of income tax, respectively, lower or higher, respectively.
As of December 31, 2006, there have been no other material changes in our market risk from June 30, 2006. For further information regarding our market risk, refer to our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2006.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
     To remediate the material weaknesses related to the (1) ineffective control environment and (2) ineffective controls over completeness, valuation, presentation and disclosure of stock-based compensation expense as disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006, we have implemented the following changes in our internal controls:
1.	After reviewing the results of the investigation to date, our Board of Directors determined that it would be appropriate to accept the resignations of the prior Chief Executive Officer and prior Chief Financial Officer. Our Board of Directors has since appointed a new Chief Executive Officer and Chief Financial Officer.

2.	Designating internal legal and accounting staffs to oversee the documentation and accounting of all grants of stock options or restricted stock.

3.	Adhering to the practice of making annual grants on a date certain and through board or committee meetings, and not through a unanimous written consent process. This process was implemented during the fourth quarter of fiscal 2006 and reported as a change in Internal Control over Financial Reporting within our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.
Changes in Internal Control over Financial Reporting
     There were the following changes in our internal control over financial reporting, during the quarter ended December 31, 2006, that have materially affected or are reasonably likely to materially affect internal control over financial reporting related to the remediation of previously identified material weaknesses:
1.	The resignations of the prior Chief Executive Officer and prior Chief Financial Officer have been accepted. Our Board of Directors has since appointed a new Chief Executive Officer and Chief Financial Officer.

2.	Designating internal legal and accounting staffs to oversee the documentation and accounting of all grants of stock options or restricted stock.
     We have evaluated the design and operating effectiveness of the controls described above, and have concluded that they are both designed and operating effectively as of December 31, 2006. As a result, we have concluded that the material weaknesses related to the (1) ineffective control environment and (2) ineffective controls over completeness, valuation, presentation and disclosure of stock-based compensation expense have been remediated as of December 31, 2006.

PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 14 to our consolidated financial statements set forth in Part I of this report.
ITEM 1A. RISK FACTORS
As of the date of filing of this report, there had not been any material changes to the information related to the Item IA. “Risk Factors” disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006 filed with the SEC on February 1, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases on our August 2006 share repurchase plan during the quarter ended December 31, 2006 and therefore our remaining availability under this plan is $1 billion. Please refer to “Liquidity and Capital Resources – Share Repurchase Programs” in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our share repurchase programs.

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid per	announced plans	under the plans or
Period	purchased	share	or programs	programs

Inception through September 30, 2006	—	$—	—	$1,000,000,000

October 1 – October 31, 2006	—	—	—	1,000,000,000
November 1 – November 30, 2006	—	—	—	1,000,000,000
December 1 – December 31, 2006	—	—	—	1,000,000,000

Total – Quarter ended December 31, 2006	—	—	—	1,000,000,000

Inception through December 31, 2006	—	$—	—	$1,000,000,000

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
Following our tender offer completed in March 2006, our credit ratings were downgraded by Moody’s and Standard & Poor’s, both to below investment grade. Standard & Poor’s further downgraded us to BB upon our announcement in June 2006 of the approval by our Board of Directors of a new $1 billion share repurchase plan. Fitch initiated its coverage of us in August 2006 at a rating of BB, except for our Senior Notes which were rated BB-. Standard & Poor’s downgraded our credit rating further, to B+, following our announcement on September 28, 2006 that we would not be able to file our Annual Report on Form 10-K for the period ending June 30, 2006 by the September 28, 2006 extended deadline.
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
As consideration for this amendment, waiver and consent, we paid a fee of $1.3 million. We filed our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006 on February 1, 2007 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on January 23, 2007.
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
On December 19, 2006, we entered into an Instrument of Resignation, Appointment and Acceptance with the Trustee and Wilmington Trust Company (herein so called), whereby the Trustee resigned as trustee, as well as other offices or agencies, with respect to the Senior Notes, and was replaced by Wilmington Trust Company. On January 8, 2007, the Court entered an order substituting Wilmington Trust Company for the Bank of New York. On January 16, 2007, Wilmington Trust Company filed an answer and counterclaim. The counterclaim seeks immediate payment of all principal and accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim seeks damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes. On February 5, 2007, we filed our answer denying Wilmington Trust Company’s counterclaim.
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
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $15.1 million ($9.4 million, net of income tax), unamortized deferred financing costs of $2.9 million ($1.8 million, net of income tax) and unamortized discount of $0.6 million ($0.4 million, net of income tax) associated with our Senior Notes as of December 31, 2006 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.
ITEM 6. EXHIBITS
Reference is made to the Index to Exhibits beginning on page 68 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of February, 2007.

AFFILIATED COMPUTER SERVICES, INC.
By:	/s/ John H. Rexford
John H. Rexford
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
2.1	Stock Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Corporation and Affiliated Computer Services, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Service, Inc. and Affiliated Computer Services, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.3	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).

2.4	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).

2.5	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on September 11, 2003 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between Affiliated Computer Services, Inc. and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).

4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between Affiliated Computer Services, Inc. and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).

4.4	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.3) filed as Exhibit 4.1 to our Current Report on Form 8-K filed May 19, 1999 and incorporated herein by reference).

4.5	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.6	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
4.7	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.8	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.9	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

9.1	Voting Agreement dated February 9, 2006 by and between Affiliated Computer Services, Inc. and Darwin Deason. (filed as Exhibit 9.1 to our Quarterly Report on Form 10-Q filed February 9, 2006 and incorporated herein by reference).

10.1	Credit Agreement, dated March 20, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and various other agents, lenders and issuers (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.2	Amendment No. 1 to Credit Agreement dated as of March 30, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.3	Amendment No. 2 to Credit Agreement dated as of July 6, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.4	Amendment No. 3, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September 28, 2006 and incorporated herein by reference).

10.5	Amendment No. 4, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 22, 2006 and incorporated herein by reference).

10.6	1997 Stock Incentive Plan for Employees in France (filed as Exhibit 10.35 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.7	Form of Stock Option Agreement (France) (filed as Exhibit 10.36 to our Annual Report on Form 10-K, filed January 23, 2007, and incorporated herein by reference).

10.8	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Mark A. King (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

10.9	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Warren D. Edwards (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to, Item 601(b)(32)(ii) of Regulation S-K this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.