Form 10-Q
period 2007-03-31
AFFILIATED COMPUTER SERVICES INC
filed 2007-05-10
CIK 2135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	May 4, 2007

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	92,566,641 6,599,372

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$95,917	$100,837
Accounts receivable, net	1,290,345	1,231,846
Income taxes receivable	—	8,090
Prepaid expenses and other current assets	215,332	188,490

Total current assets	1,601,594	1,529,263

Property, equipment and software, net	943,709	870,020
Goodwill	2,559,863	2,456,654
Other intangibles, net	481,958	475,701
Other assets	170,630	170,799

Total assets	$5,757,754	$5,502,437

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$88,225	$104,473
Accrued compensation and benefits	167,149	172,853
Other accrued liabilities	349,632	354,632
Income taxes payable	17,536	—
Deferred taxes	5,424	18,047
Current portion of long-term debt	46,544	23,074
Current portion of unearned revenue	138,458	152,026

Total current liabilities	812,968	825,105

Senior Notes, net of unamortized discount	499,429	499,368
Other long-term debt	1,828,642	1,114,664
Deferred taxes	382,305	331,433
Other long-term liabilities	245,872	275,649

Total liabilities	3,769,216	3,046,219

Commitments and contingencies (See Notes 2, 9, 16 and 20)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 113,518 and 129,848 shares issued, respectively	1,135	1,299
Class B convertible common stock, $.01 par value, 14,000 shares authorized, 6,600 shares issued and outstanding	66	66
Additional paid-in capital	1,618,636	1,799,778
Accumulated other comprehensive income (loss), net	128	(10,943)
Retained earnings	1,424,541	1,836,850
Treasury stock at cost, 21,002 and 23,289 shares, respectively	(1,055,968)	(1,170,832)

Total stockholders’ equity	1,988,538	2,456,218

Total liabilities and stockholders’ equity	$5,757,754	$5,502,437

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
		2006		2006
	2007	(as restated)	2007	(as restated)
Revenues	$1,440,546	$1,314,455	$4,252,745	$3,972,959

Operating expenses:
Cost of revenues:
Wages and benefits	689,298	644,202	2,023,766	1,906,348
Services and supplies	304,734	272,990	913,714	869,651
Rent, lease and maintenance	174,052	156,489	530,207	475,202
Depreciation and amortization	87,995	72,891	254,861	211,415
Other	8,406	20,303	28,161	32,061

Total cost of revenues	1,264,485	1,166,875	3,750,709	3,494,677

Gain on sale of business	—	(2,717)	—	(32,482)
Other operating expenses	13,470	12,430	48,259	43,278

Total operating expenses	1,277,955	1,176,588	3,798,968	3,505,473

Operating income	162,591	137,867	453,777	467,486

Interest expense	46,391	15,790	140,489	42,585
Other non-operating (income) expense, net	(12,325)	589	(24,629)	(5,786)

Pretax profit	128,525	121,488	337,917	430,687

Income tax expense	46,466	44,488	122,401	157,942

Net income	$82,059	$77,000	$215,516	$272,745

Earnings per share:
Basic	$0.83	$0.62	$2.15	$2.18

Diluted	$0.82	$0.61	$2.12	$2.15

Shares used in computing earnings per share:
Basic	98,945	124,347	100,448	124,879

Diluted	100,300	126,381	101,749	126,868
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31,
		2006
	2007	(as restated)
Cash flows from operating activities:
Net income	$215,516	$272,745

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,861	211,415
Stock-based compensation expense	22,371	27,053
Excess tax benefit on stock-based compensation	(1,308)	(14,068)
Gain on sale of business units	(2,459)	(32,482)
Provision for uncollectible accounts receivable	294	7,986
Deferred income tax expense	28,711	54,582
Impairment charges	1,351	14,450
Gain on investments	(15,950)	(5,441)
Loss on extinguishment of long-term debt	—	4,104
Other non-cash activities	18,054	15,758
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(43,416)	(41,591)
Prepaid expenses and other current assets	(26,022)	(15,399)
Other assets	3,882	5,959
Accounts payable	(22,176)	25,841
Accrued compensation and benefits	(12,732)	(20,387)
Other accrued liabilities	(11,462)	(106,214)
Income taxes payable	31,549	32,837
Other long-term liabilities	(28,046)	(5,967)
Unearned revenue	(18,041)	40,513

Total adjustments	179,461	198,949

Net cash provided by operating activities	394,977	471,694

Cash flows from investing activities:
Purchases of property, equipment and software, net	(239,123)	(290,108)
Additions to other intangible assets	(30,266)	(28,386)
Payments for acquisitions, net of cash acquired	(120,498)	(155,229)
Proceeds from divestitures, net of transactions costs	—	67,664
Intangible assets acquired in subcontract termination	—	(16,530)
Proceeds from sale of investments	16,583	1,903
Purchases of investments	(6,527)	(25,456)

Net cash used in investing activities	(379,831)	(446,142)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	1,725,081	3,334,917
Payments of long-term debt	(1,029,397)	(2,759,272)
Purchase of treasury shares	(730,689)	(115,804)
Purchase of shares in tender offer	—	(466,071)
Excess tax benefit on stock-based compensation	1,308	14,068
Stock option settlement with Jeffrey A. Rich, former chief executive officer	—	(18,353)
Proceeds from stock options exercised	10,901	82,010
Proceeds from issuance of treasury shares	2,923	15,145
Other	(193)	—

Net cash (used in) provided by financing activities	(20,066)	86,640

Net change in cash and cash equivalents	(4,920)	112,192
Cash and cash equivalents at beginning of period	100,837	62,685

Cash and cash equivalents at end of period	$95,917	$174,877

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
We are a Fortune 500 and S&P 500 company with approximately 58,000 employees providing business process and information technology services to commercial and government clients. We were incorporated in Delaware on June 8, 1988 and are based in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts. The consolidated financial statements are comprised of our accounts and the accounts of our controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
Financial results for the three and nine months ended March 31, 2006 have been restated as a result of the review of our stock option grant practices and other tax matters discussed in Note 2. Please see Note 2 to our Consolidated Financial Statements and our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006 for further discussion of this restatement.
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
The investigation was overseen by a special committee of the Board of Directors which consisted of all the independent members of the Board. The special committee retained Bracewell & Giuliani LLP as independent counsel to conduct the internal investigation. In November 2006 the results of the investigation were reported to the special committee, at which time the committee submitted recommendations for action to the Board. These recommendations have been implemented by the Board substantially as submitted by the special committee.
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
The investigation concluded that the conduct of Mr. King and Mr. Edwards with regard to the misdating of recommendation memoranda as well as their conduct with regard to the May 2006 Form 10-Q violated our Code of Ethics for Senior Financial Officers. As a result the special committee recommended that Mr. King and Mr. Edwards should resign. Effective November 26, 2006 each of Mr. King and Mr. Edwards resigned from all executive management positions with us. See Note 17. Departure of Executive Officers for a discussion of the terms of their separation.
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
In addition to the resignations of Mr. King and Mr. Edwards and the approval of the terms of their separation, the Board of Directors announced the following actions and decisions, which have been implemented, as the result of the findings of our stock option investigation:
•	The stock options held by our employees (other than Messrs. King and Edwards and one management employee) will be adjusted as necessary, with the optionee’s consent, to avoid adverse tax consequences to the employee, and we will compensate such employees for any increase in exercise price resulting from the matters which were the subject of the internal investigation.

•	Our non-employee directors, to avoid the appearance of inappropriate gain, voluntarily agreed that with respect to any historical option grants to them which require incremental compensation expense as a result of revised measurement dates, the exercise price will be increased to equal the fair market value of the stock on the revised measurement date, regardless of whether such increase is necessary to avoid adverse tax consequences to the director. The non-employee directors will not be reimbursed to offset any individual loss of economic benefit related to such repriced stock options.

•	Another employee (not an “officer” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) will be reassigned and all of such employee’s stock options will be repriced so that the exercise price equals the fair market value of our stock on the proper measurement date.

•	We will consider whether to recover certain profits from Jeffrey A. Rich, former Chief Executive Officer, which relate to stock options awarded to Mr. Rich which the internal investigation concluded were awarded through a process in which favorable grant dates were selected after the fact.

•	We implemented a number of changes to our internal controls, including:
o	After reviewing the results of the investigation to date, our Board of Directors determined that it would be appropriate to accept the resignations of Mr. King and Mr. Edwards. Our Board of Directors has since appointed a new Chief Executive Officer and Chief Financial Officer.

o	Designating internal legal and accounting staffs to oversee the documentation and accounting of all grants of stock options or restricted stock.

o	Monitoring industry and regulatory developments in stock option and restricted stock awards and implementing and maintaining best practices with respect to grants of stock options or restricted stock.

o	Adhering to the practice of making annual grants on a date certain and through board or committee meetings, and not through a unanimous written consent process.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below reflects the breakdown by year of the cumulative adjustment to retained earnings. Our consolidated financial statements included in previously filed periodic reports with the SEC for such periods have not been amended. The consolidated financial statements for the three and nine months ended March 31, 2006 included in this Quarterly Report on Form 10-Q have been restated. (in thousands)

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
Please see our Consolidated Statement of Income and Consolidated Statement of Cash Flows below for the impact on our March 31, 2006 financial information.
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
Through March 31, 2007, we have recorded approximately $39.7 million of additional income taxes, estimated penalties and interest related to disallowed Section 162(m) executive compensation deductions either resulting from revised measurement dates or due to factors unrelated to revised measurement dates, but which were previously believed to qualify for Section 162(m) deductions. At this time, we cannot predict when these Section 162(m) issues will be resolved; however, during the third quarter of fiscal year 2007, we paid approximately $35 million of estimated income taxes, penalties and interest related to these Section 162(m) issues in order to

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
reduce future interest that would accrue on the amounts of estimated taxes, penalties and interest. This payment is reflected in cash flows from operating activities at March 31, 2007. At March 31, 2007, we have approximately $4.7 million of additional income taxes, estimated interest and penalties accrued related to these disallowed Section 162(m) executive compensation deductions. At this time, we cannot predict when the remaining Section 162(m) underpayment deficiencies, together with interest and penalties, if any, will be paid. We expect to fund any such payments from cash flows from operating activities.
Section 409A of the Internal Revenue Code (“Section 409A”) provides that option holders with options granted with a below-market exercise price, to the extent the options were not vested as of December 31, 2004, may be subject to adverse Federal income tax consequences. Holders of these options will likely be required to recognize taxable income at the date of vesting for those options vesting after December 31, 2004, rather than upon exercise, on the difference between the amount of the fair market value of our Class A common stock on the date of vesting and the exercise price, plus an additional 20 percent penalty tax and interest on any income tax to be paid. We will be amending the exercise price of certain outstanding stock options to avoid adverse tax consequences to individual option holders under Section 409A and all of our employees and executives (other than Mark A. King, former President and Chief Executive Officer; Warren D. Edwards, former Executive Vice President and Chief Financial Officer; and one management employee) will be reimbursed to offset any loss of economic benefit related to such re-priced stock options. We will not be re-pricing all option grants for which accounting measurement dates were adjusted. Option grants to executives and employees whose options remain outstanding will be re-priced only to the extent necessary to avoid adverse tax consequences to the individuals, other than Mr. King, Mr. Edwards and one management employee. Grants to certain current and former officers and employee directors were required to be repriced on or before December 31, 2006 in order to comply with income tax regulations, and accordingly, on December 28, 2006, we repriced awards totaling 876,800 shares held by certain current and former officers and employee directors.
We expect to pay to certain current and former employees approximately $9 million in order to compensate such individuals for any economic loss such individual may suffer as the result of the use of a measurement date that resulted in the option being granted at a below market option price. We anticipate the $9 million related to Section 409A will be paid to the affected individuals beginning in January 2008. We expect to fund any such payment from cash flows from operating activities, however, we have not yet determined the impact to our results of operations and financial condition. The increased exercise prices to be paid by optionholders upon their exercise is expected to offset a significant portion of the $9 million; however, the timing of any such exercises cannot be determined.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The tables below reflect the adjustments on our consolidated financial statements for the three and nine months ended March 31, 2006 (in thousands):

	Consolidated Statements of Income
	Three months ended March 31, 2006				Nine months ended March 31, 2006
	As			As	As			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated
Revenues	$1,314,455	$—		$1,314,455	$3,972,959	$—		$3,972,959

Operating expenses:
Cost of revenues:
Wages and benefits	643,651	551	(1)	644,202	1,904,659	1,689	(1)	1,906,348
Services and supplies	272,990	—		272,990	869,651	—		869,651
Rent, lease and maintenance	156,489	—		156,489	475,202	—		475,202
Depreciation and amortization	72,891	—		72,891	211,415	—		211,415
Other	20,303	—		20,303	32,061	—		32,061

Cost of revenues	1,166,324	551		1,166,875	3,492,988	1,689		3,494,677

Gain on sale of business	(2,717)	—		(2,717)	(32,482)	—		(32,482)
Other operating expenses	12,430	—		12,430	43,278	—		43,278

Total operating expenses	1,176,037	551		1,176,588	3,503,784	1,689		3,505,473

Operating income	138,418	(551)		137,867	469,175	(1,689)		467,486

Interest expense	14,967	823	(2)	15,790	40,428	2,157	(2)	42,585
Other non-operating expense (income), net	589	—		589	(5,786)	—		(5,786)

Pretax profit	122,862	(1,374)		121,488	434,533	(3,846)		430,687

Income tax expense	44,986	(498	)(3)	44,488	159,337	(1,395	)(3)	157,942

Net income	$77,876	$(876)		$77,000	$275,196	$(2,451)		$272,745

Earnings per share:
Basic	$0.63	$(0.01)		$0.62	$2.20	$(0.02)		$2.18

Diluted	$0.62	$(0.01)		$0.61	$2.17	$(0.02)		$2.15

Shares used in computing earnings per share:
Basic	124,347	—		124,347	124,879	—		124,879

Diluted (5)	126,319	62	(4)	126,381	126,806	62	(4)	126,868

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Consolidated Statements of Cash Flows
	For the nine months ended
	March 31, 2006
	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$275,196	$(2,451)	$272,745

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,415	—	211,415
Stock-based compensation expense	25,364	1,689 (1)	27,053
Excess tax benefit on stock-based compensation	(17,302)	3,234	(14,068)
Gain on sale of business units	(32,482)	—	(32,482)
Provision for uncollectible accounts receivable	7,986	—	7,986
Deferred income tax expense	50,397	4,185 (6)	54,582
Impairments charges	14,450	—	14,450
Gain on investments	(5,441)	—	(5,441)
Loss on early extinguishment of long-term debt	4,104	—	4,104
Other non-cash activities	15,758	—	15,758
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(41,591)	—	(41,591)
Prepaid expenses and other current assets	(15,399)	—	(15,399)
Other assets	5,959	—	5,959
Accounts payable	25,841	—	25,841
Accrued compensation and benefits	(20,387)	—	(20,387)
Accrued liabilities	(106,214)	—	(106,214)
Taxes receivable/payable	32,837	—	32,837
Other long-term liabilities	(2,544)	(3,423)	(5,967)
Unearned revenue	40,513	—	40,513

Total adjustments	193,264	5,685	198,949

Net cash provided by operating activities	468,460	3,234	471,694

Cash flows from investing activities:
Purchases of property, equipment and software, net	(290,108)	—	(290,108)
Additions to other intangible assets	(28,386)	—	(28,386)
Payments for acquisitions, net of cash acquired	(155,229)	—	(155,229)
Proceeds from divestitures, net of transaction costs	67,664	—	67,664
Intangibles acquired in subcontract termination	(16,530)	—	(16,530)
Purchases of investments	(25,456)	—	(25,456)
Proceeds from sale of investments	1,903	—	1,903

Net cash used in investing activities	(446,142)	—	(446,142)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	3,334,917	—	3,334,917
Payments of long-term debt	(2,759,272)	—	(2,759,272)
Purchase of treasury shares	(115,804)	—	(115,804)
Purchase of shares in Tender Offer	(466,071)	—	(466,071)
Excess tax benefit on stock-based compensation	17,302	(3,234)	14,068
Stock option settlement with Jeffrey A. Rich, former chief executive officer	(18,353)	—	(18,353)
Proceeds from stock options exercised	82,010	—	82,010
Proceeds from issuance of treasury shares	15,145	—	15,145

Net cash provided by (used in) financing activities	89,874	(3,234)	86,640

Net increase (decrease) in cash and cash equivalents	112,192	—	112,192
Cash and cash equivalents at beginning of period	62,685	—	62,685

Cash and cash equivalents at end of period	$174,877	$—	$174,877

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Stock-based compensation expense.

(2)	Estimated interest expense on Section 162(m) deduction disallowances.

(3)	Income tax benefits for additional stock-based compensation expense and estimated interest expense.

(4)	Adjustment to dilutive shares resulting from changes in unrecognized compensation and excess tax benefits.

(5)	Basic earnings per share of common stock is computed using the weighted average number of our common shares outstanding during the periods. Diluted earnings per share is adjusted for the incremental shares that would be outstanding upon the assumed exercise of stock options. Shares used in computing diluted earnings per share includes the weighted average shares outstanding for the period used in calculating basic earnings per share, plus the dilutive effect of stock options outstanding during the period. Share dilution for the period presented excludes the effect of options outstanding that were considered antidilutive because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and windfall tax benefits.

(6)	Deferred income taxes associated with additional stock-based compensation expense, net of reversals related to stock option exercises.
3. POTENTIAL SALE OF THE COMPANY
On March 20, 2007, we received a proposal from Darwin Deason, our Chairman, and Cerberus Capital Management, L.P. (“Cerberus”), on behalf of certain funds and accounts managed by it or its affiliates to acquire all of the outstanding shares of the Company for $59.25 per share in cash, other than certain shares and options held by Mr. Deason and members of our management team. On April 21, 2007, we received a revised proposal from Mr. Deason and Cerberus to acquire, for a cash purchase price of $62 per share, all of the outstanding shares of our common stock, other than certain shares and options held by Mr. Deason and members of our management team that would be rolled into equity securities of the acquiring entity in connection with the proposed transaction.
Our Board of Directors has appointed a special committee of independent directors (the “Special Committee”) to evaluate our strategic alternatives, including the proposal from Mr. Deason and Cerberus, and expects to make a recommendation to the Board of Directors following its consideration of all strategic alternatives, including the proposal and all others received, in due course. The Special Committee has engaged its own legal counsel and financial advisors to assist in its review. We accrued approximately $0.6 million in legal and other costs related to this potential transaction in the third quarter of fiscal year 2007.
4. ACQUISITIONS
In July 2006, we completed the acquisition of Primax Recoveries, Inc. (“Primax”), one of the industry’s oldest and largest health care cost recovery firms. The transaction was valued at approximately $40 million, plus related transaction costs excluding contingent consideration of up to $10 million based upon future financial performance, and was funded from cash on hand and borrowings on our Credit Facility (defined below). The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $63.8 million and assumed liabilities of $23.8 million. We recorded $19.6 million in goodwill, which is not deductible for income tax purposes, and intangible assets of $20.5 million. The $20.5 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of 11 years. This acquisition expanded our healthcare payor offering to include subrogation and overpayment recovery services to help our clients improve profitability while maintaining their valued relationships with plan participants, employers and providers. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 12, 2006.
In October 2006, we completed the acquisition of Systech Integrators, Inc. (“Systech”), an information technology solutions company offering an array of SAP software services. Systech’s services include SAP consulting services, systems integration and custom application development and maintenance. The transaction was valued at approximately $63.8 million plus contingent payments of up to $40 million based on future financial performance. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility. We acquired assets of $75.3 million and assumed liabilities of $11.5 million. We recorded $54.2 million in goodwill, which is deductible for income tax purposes, and intangible assets of $6.6 million. The $6.6 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of 4 years. This acquisition enhanced our position as a comprehensive provider of SAP services across numerous markets. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, October 2, 2006.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We completed one other small acquisition during the nine months ended March 31, 2007 which is included in our Government segment.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
5. DIVESTITURES
In December 2005, we completed the divestiture of substantially all of our Government welfare-to-workforce services business (the “WWS Divestiture”) to Arbor E&T, LLC (“Arbor”), a wholly owned subsidiary of ResCare, Inc., for approximately $69 million, less transaction costs. Assets sold were approximately $31.6 million and liabilities assumed by Arbor were approximately $0.2 million, both of which were included in the Government segment. We retained the net working capital related to the WWS Divestiture. We recognized a pretax gain of $0 and $2.5 million ($1.5 million, net of income tax) during the three and nine months ended March 31, 2007, respectively, upon the assignment of customer contracts to Arbor. During fiscal year 2006, we recorded a gain of $33.5 million ($20.1 million, net of income tax). The after tax proceeds from the divestiture were primarily used for general corporate purposes.
Revenues from the WWS Divestiture were $0 and $2.9 million for the three months ended March 31, 2007 and 2006, respectively, and $0.9 million and $104 million for the nine months ended March 31, 2007 and 2006, respectively. Operating (loss) income from the WWS Divestiture, excluding the gain on sale, was $(0.2 million) and $0.1 million for the three months ended March 31, 2007 and 2006, respectively, and $(1.1 million) and $6.4 million for the nine months ended March 31, 2007 and 2006, respectively.
The welfare-to-workforce services business is no longer strategic or core to our operating philosophy. This divestiture allows us to focus on our technology-enabled business process outsourcing and information technology service offerings.
6. RESTRUCTURING ACTIVITIES
During fiscal year 2006, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we began certain restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions. We estimate a total of 2,400 employees will be involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions will be migrated to lower cost markets. As of March 31, 2007, approximately 2,300 employees have been involuntarily terminated.
In our Commercial segment, we recorded a restructuring charge for involuntary termination of employees of $1.3 million and $5.9 million during the three and nine months ended March 31, 2007, which is reflected in wages and benefits in our Consolidated Statements of Income, and $1.5 million and $2.4 million during the three and nine months ended March 31, 2007, respectively, for lease termination fees, impairments of facility costs and facility shutdown charges, which are reflected as part of total operating expenses in our Consolidated Statements of Income.
In our Government segment, we recorded a restructuring charge for involuntary termination of employees of $0.3 million and $0.7 million during the three and nine months ended March 2007, respectively, which is reflected in wages and benefits in our Consolidated Statements of Income. In the third quarter of fiscal year 2007, we recorded approximately $0.5 million related to the consolidation of solution development groups within the Government segment.
The following table summarizes activity for the accrual for involuntary termination of employees for the three and nine months ended March 31, 2007 (in thousands), exclusive of the Acquired HR Business (defined below):

Balance at December 31, 2006	$1,137
Accrual recorded	1,593
Payments	(1,428)

Balance at March 31, 2007	$1,302

Balance at June 30, 2006	$899
Accrual recorded	6,653
Payments	(6,250)

Balance at March 31, 2007	$1,302

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The March 31, 2007 accrual balance for involuntary termination of employees is expected to be paid primarily in fiscal year 2007 from cash flows from operating activities. Our severance plan provides for severance payments to be paid out over a period of time following termination based on service.
During fiscal year 2005, we acquired the human resources consulting and outsourcing businesses of Mellon Financial Corporation (the “Acquired HR Business”). In the fourth quarter of fiscal year 2006, we substantially completed the integration of the Acquired HR Business. The integration included the elimination of redundant facilities, marketing and overhead costs, and the consolidation of processes from the historical cost structure of the acquired Mellon organization. The liabilities recorded at closing for the Acquired HR Business include $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the three and nine months ended March 31, 2007, $0.1 million and $1.4 million in involuntary employee termination payments, respectively, were made and charged against accrued compensation bringing the total payments made to $17 million. We also recorded a $3.1 million and a $1.2 million reduction to the accrual and to goodwill in fiscal year 2006 and the first quarter of fiscal year 2007, respectively, as a result of a change in our estimates of severance to be paid. As of March 31, 2007, the balance of the related accrual was $1 million and is expected to be paid primarily in fiscal year 2007 and the first quarter of fiscal year 2008 from cash flows from operating activities with any unused balance to be credited to goodwill.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended March 31, 2007 are as follows (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2006	$1,282,053	$1,174,601	$2,456,654
Acquisition activity	95,019	3,209	98,228
Foreign currency translation	3,213	1,768	4,981

Balance as of March 31, 2007	$1,380,285	$1,179,578	$2,559,863

Goodwill activity for the first nine months of fiscal year 2007 was primarily due to the Primax and Systech acquisitions (see Note 4). In the third quarter of fiscal year 2007, we paid contingent consideration of $18 million related to the July 2005 acquisition of LiveBridge, Inc. and accrued contingent consideration of $5 million related to the February 2004 acquisition of Truckload Management, Inc., which was paid in April 2007. These payments were charged to goodwill. Approximately $2.1 billion, or 79%, of the original gross amount of goodwill recorded is deductible for income tax purposes.
The following information relates to our other intangible assets (in thousands):

	March 31, 2007		June 30, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Acquired customer-related intangibles	$412,504	$(136,433)	$384,738	$(104,901)
Customer-related intangibles	240,830	(97,721)	222,268	(90,326)
All other	16,390	(8,500)	15,147	(6,113)

Total	$669,724	$(242,654)	$622,153	$(201,340)

Non-amortizable intangible assets:
Title plant	$51,045		$51,045
Trade name	3,843		3,843

Total	$54,888		$54,888

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate Amortization:
For the quarter ended March 31, 2007	$19,642
For the quarter ended March 31, 2006	17,613

For the nine months ended March 31, 2007	58,300
For the nine months ended March 31, 2006	53,714

Estimated amortization for the years ended June 30,
2007	$79,675
2008	80,888
2009	70,062
2010	59,567
2011	50,318
Aggregate amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $3.5 million and $4 million for the three months ended March 31, 2007 and 2006, respectively, and $11.2 million and $11.6 million for the nine months ended March 31, 2007 and 2006, respectively, is recorded as a reduction of related contract revenue. Amortization expense includes approximately $10.7 million and $8.8 million for acquired customer-related intangibles for the three months ended March 31, 2007 and 2006, respectively, and $31.5 and $28 million for the nine months ended March 31, 2007 and 2006, respectively. Amortization expense includes approximately $5.4 million and $4.8 million for customer-related and all other intangibles for the three months ended March 31, 2007 and 2006, respectively, and $15.6 million and $14.1 million for the nine months ended March 31, 2007 and 2006, respectively. Amortizable intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 9 years. The amortization period for all other intangible assets, including trademarks, ranges from 3 to 20 years, with a weighted average of approximately 6 years.
8. OTHER ASSETS
In the third quarter of fiscal year 2007, we sold a minority interest in a professional services company, which was accounted for under the equity method, for approximately 11.5 million Euros (approximately $15.3 million). We recorded a gain on the sale of our minority interest of approximately 6.9 million Euros (approximately $9.1 million) in other non-operating (income) expense, net.
9. LONG-TERM DEBT
Credit Facility
On July 6, 2006, we amended our secured term loan facility (“Term Loan Facility”) under our Credit Agreement dated March 20, 2006 (“Credit Facility”) and borrowed an additional $500 million on July 6, 2006 and an additional $500 million on August 1, 2006. As a result of the increase to the facility, the Applicable Margin, as defined in the Credit Facility, increased to LIBOR plus 200 basis points. We used the proceeds of the Term Loan Facility increase to finance the purchase of shares of our Class A common stock under the June 2006 $1 billion share repurchase authorization (see Note 10) and for the payment of transaction costs, fees and expenses related to the increase in the Term Loan Facility.
At March 31, 2007, we had approximately $820.9 million available under our revolving credit facility after giving effect to outstanding indebtedness of $38.5 million and $140.6 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our revolving credit facility. At March 31, 2007, we had $1.8 billion outstanding under our Credit Facility, of which $1.8 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt, and of which $1.8 billion bore interest at approximately 7.32%, and the remainder bore interest from 3.48% to 5.12%. As of March 31, 2007, we were in compliance with the covenants of our Credit Facility, as amended, as described further below.
Following our tender offer completed in March 2006, our credit ratings were downgraded by Moody’s and Standard and Poor’s, both to below investment grade. Standard & Poor’s further downgraded us to BB upon our announcement in June 2006 of the approval by our Board of Directors of a new $1 billion share repurchase plan. Fitch initiated its coverage of us in August 2006 at a rating of BB, except for our Senior Notes (defined below) which were rated BB-. Standard & Poor’s downgraded our credit rating further, to B+, following our announcement on September 28, 2006 that we would not be able to file our Annual Report on Form 10-K for the period ending June 30, 2006 by the September 28, 2006 extended deadline. On March 7, 2007, Standard & Poor’s raised our credit rating to BB, reflecting the filing of our Annual and Quarterly Reports. On March 20, 2007, following the announcement that ACS founder

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Darwin Deason and private equity fund Cerberus have proposed to buy the company, all three agencies have placed ACS on review for potential downgrade.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On December 19, 2006, we entered into an Instrument of Resignation, Appointment and Acceptance with the Trustee and Wilmington Trust Company (herein so called), whereby the Trustee resigned as trustee, as well as other offices or agencies, with respect to the Senior Notes, and was replaced by Wilmington Trust Company. On January 8, 2007, the Court entered an order substituting Wilmington Trust Company for the Bank of New York. On January 16, 2007, Wilmington Trust Company filed an answer and counterclaim. The counterclaim seeks immediate payment of all principal and accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim seeks damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes. On February 5, 2007, we filed our answer denying the counterclaim.
On March 26, 2007, the Wilmington Trust Company filed a Motion for Summary Judgment as to our claim and its counterclaim. Our opposition to the Motion for Summary Judgment was filed on May 7, 2007, and on that date, we also filed a Cross Motion for Summary Judgment as to our claims and Wilmington Trust Company’s counterclaim.
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
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $14.4 million ($9 million, net of income tax), unamortized deferred financing costs of $2.8 million ($1.8 million, net of income tax) and unamortized discount of $0.6 million ($0.4 million, net of income tax) associated with our Senior Notes as of March 31, 2007 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.

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
In June and August 2006, our Board of Directors authorized two share repurchase programs of up to $1 billion each of our Class A common stock. The programs, which are open ended, allow us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. As of March 31, 2007, we had repurchased approximately 19.9 million shares under the June 2006 authorization at an average cost of approximately $50.30 per share (approximately $1 billion) all of which have been retired, of which 14.4 million shares with an average cost of approximately $50.64 per share (approximately $730.7 million) were purchased and retired in the first quarter of fiscal year 2007. No repurchases have been made under the August 2006 authorization as of the date of this filing. We expect to fund repurchases under this additional share repurchase program from borrowings under our Credit Facility.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
		2006		2006
	2007	(as restated)	2007	(as restated)
Numerator:
Income available to common stockholders	$82,059	$77,000	$215,516	$272,745

Denominator:
Basic weighted average shares outstanding	98,945	124,347	100,448	124,879
Dilutive effect of stock options	1,355	2,034	1,301	1,989

Denominator for earnings per share assuming dilution	100,300	126,381	101,749	126,868

Basic earnings per share	$0.83	$0.62	$2.15	$2.18

Diluted earnings per share	$0.82	$0.61	$2.12	$2.15

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. Options to purchase approximately 6,708,000 and 2,683,000 shares of common stock during the three months ended March 31, 2007 and 2006, respectively, and 6,683,000 and 5,045,000 shares of common stock during the nine months ended March 31, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the windfall tax benefit.
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
12. COMPREHENSIVE INCOME
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
		2006		2006
	2007	(as restated)	2007	(as restated)
Net income	$82,059	$77,000	$215,516	$272,745
Other comprehensive income (loss):
Foreign currency translation adjustment	1,439	(2,703)	9,751	(6,314)
Amortization of unrealized loss on forward interest rate agreements (net of income tax of $0.2 million, $0.2 million, $0.7 million and $0.7 million, respectively)	397	397	1,190	1,192
Unrealized loss on interest rate swap agreement (net of income tax of $0.2 million)	(365)	—	(365)	—
Unrealized gain (loss) on foreign exchange forward agreements (net of income tax of $0.1 million, $0.1 million, $0.3 million and $0, respectively)	(243)	(228)	495	49

Comprehensive income	$83,287	$74,466	$226,587	$267,672

The amortization of unrealized loss on forward interest rate agreements relates to interest rate hedges, which were settled in June 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of our Senior Notes. The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) is reflected in accumulated other comprehensive loss, net, and will be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. We amortized approximately $0.6 million during both the three months ended March 31, 2007 and 2006, and approximately $1.9 million during both the nine months ended March 31, 2007 and 2006 to interest expense.
In March 2007, we entered into a five-year amortizing interest rate swap agreement. The agreement is designated as a cash flow hedge of forecasted interest payments on the floating rate debt under our Credit Facility. The interest rate swap is structured such that we pay a fixed rate of interest of 4.897%, and receive a floating rate of interest based on one month LIBOR. As of March 31, 2007, the notional amount of the agreement totaled $700 million. The fair value of the agreement was $(0.6 million) reflects termination cash value. The fair value of the agreement, net of $0.2 million income tax, was reflected in accumulated other comprehensive income.
We hedge the variability of a portion of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of March 31, 2007, the notional amount of these agreements totaled 312 million pesos (approximately $27.8 million) and expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. The unrealized gain (loss) on these foreign exchange forward agreements is reflected in accumulated other comprehensive loss, net.
The following table represents the components of accumulated other comprehensive loss, net (in thousands):

	As of	As of
	March 31, 2007	June 30, 2006
Foreign currency gains (losses)	$9,325	$(426)
Unrealized loss on forward interest rate agreements (net of income tax of $5.4 million and $6.1 million, respectively)	(9,011)	(10,201)
Unrealized loss on interest rate swap agreement (net of income tax of $0.2 million)	(365)	—
Unrealized gains (losses) on foreign exchange forward agreements (net of income tax of $0.1 million and ($0.2 million), respectively)	179	(316)

Total	$128	$(10,943)

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. FINANCIAL INSTRUMENTS
We have foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and United States dollar revenues. These agreements do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, we recorded gains on hedging instruments of $42,000 ($27,000, net of income tax) and $0.7 million ($0.4 million, net of income tax) for the three months ended March 31, 2007 and 2006, respectively and $2.4 million ($1.6 million, net of income tax) and $0.8 million ($0.5 million, net of income tax) for the nine months ended March 31, 2007 and 2006, respectively, in other non-operating income, net in our Consolidated Statements of Income. As of March 31, 2007, the notional amount of these agreements totaled $44.4 million Canadian dollars and $4 million U.S. dollars and are set to expire at various times over the next four years. As of March 31, 2007, a liability was recorded for the related fair value of approximately $1.9 million.
See Note 12 for a discussion of our interest rate swap and foreign exchange forward agreements.
14. PENSION AND OTHER POST-EMPLOYMENT PLANS
Net periodic benefit cost
The following table provides the components of net periodic benefit cost (in thousands):

	Three Months ended
	March 31,
	2007		2006
		Non-U.S.		Non-U.S.
	U.S. Plan	Plans	U.S. Plan	Plans
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$879	$1,461	$1,035	$1,140
Interest cost	63	1,413	30	1,024
Expected return on assets	(54)	(1,369)	(45)	(1,096)
Amortization of gains/losses	(6)	—	—	—
Amortization of prior service costs	63	—	60	—

Net periodic benefit cost for defined benefit plans	$945	$1,505	$1,080	$1,068

	Nine Months ended
	March 31,
	2007		2006
		Non-U.S.		Non-U.S.
	U.S. Plan	Plans	U.S. Plan	Plans
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$2,637	$4,355	$1,380	$3,705
Interest cost	189	4,205	40	3,351
Expected return on assets	(162)	(4,077)	(60)	(3,541)
Amortization of gains/losses	(18)	—	—	—
Amortization of prior service costs	189	—	80	—

Net periodic benefit cost for defined benefit plans	$2,835	$4,483	$1,440	$3,515

Contributions
We made contributions to the pension plans of approximately $1.7 million and $4.7 million in the three and nine months ended March 31, 2007, respectively. In April 2007, we funded approximately $6.1 million to the U.S. plan. We expect to contribute approximately $11 million, including the $6.1 million funded in April 2007, to our pension plans during fiscal year 2007.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15. SEGMENT INFORMATION
The following is a summary of certain financial information by reportable segment (in thousands):

	Commercial	Government	Corporate	Consolidated
Three months ended March 31, 2007
Revenues (a)	$858,155	$582,391	$—	$1,440,546
Operating expenses (excluding depreciation and amortization)	703,925	453,498	32,537	1,189,960
Depreciation and amortization	64,512	23,108	375	87,995

Operating income	$89,718	$105,785	$(32,912)	$162,591

Three months ended March 31, 2006
(as restated)
Revenues (a)	$790,278	$524,177	$—	$1,314,455
Operating expenses (excluding depreciation and amortization)	676,697	405,602	24,115	1,106,414
Gain on sale of business	—	(2,717)	—	(2,717)
Depreciation and amortization	49,340	23,196	355	72,891

Operating income	$64,241	$98,096	$(24,470)	$137,867

Nine months ended March 31, 2007
Revenues (a)	$2,557,960	$1,694,785	$—	$4,252,745
Operating expenses (excluding depreciation and amortization)	2,119,851	1,322,140	102,116	3,544,107
Depreciation and amortization	183,578	70,195	1,088	254,861

Operating income	$254,531	$302,450	$(103,204)	$453,777

Nine months ended March 31, 2006
(as restated)
Revenues (a)	$2,341,050	$1,631,909	$—	$3,972,959
Operating expenses (excluding depreciation and amortization)	1,964,080	1,277,377	85,083	3,326,540
Gain on sale of business	—	(32,482)	—	(32,482)
Depreciation and amortization	141,970	68,283	1,162	211,415

Operating income	$235,000	$318,731	$(86,245)	$467,486

(a)	Revenues in our Government segment include revenues from operations divested during fiscal year 2006 of $2.9 million for the three months ended March 31, 2006 and $0.9 million and $104.3 million for the nine months ended March 31, 2007 and 2006, respectively.

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
Please see Note 2. Review of Stock Option Grant Practices and Note 17. Departure of Executive Officers in these Notes to Consolidated Financial Statements for discussions of our internal investigation of our stock option grant practices and subsequent restatement of previously filed financial statements and the departure of our Chief Executive Officer and Chief Financial Officer as a result of that investigation.
Lawsuits Related to Stock Option Grant Practices
Several derivative lawsuits have been filed in connection with our stock option grant practices generally alleging claims related to breach of fiduciary duty and unjust enrichment by certain of our directors and senior executives as follows:
Dallas County District Court
•	Merl Huntsinger, Derivatively on Behalf of Nominal Defendant Affiliated Computer Services, Inc., Plaintiff, v. Darwin Deason, Mark A. King, J. Livingston Kosberg, Dennis McCuistion, Joseph P. O’Neill, Jeffrey A. Rich and Frank A. Rossi, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, Cause No. 06-03403 in the District Court of Dallas County, Texas, 193rd Judicial District filed on April 7, 2006.

•	Robert P. Oury, Derivatively on Behalf of Nominal Defendant Affiliated Computer Services, Inc., Plaintiff, v. Darwin Deason, Mark A. King, J. Livingston Kosberg, Dennis McCuistion, Joseph P. O’Neill, Jeffrey A. Rich and Frank A. Rossi, and Affiliated Computer Services, Inc., Nominal Defendant, Cause No. 06-03872 in the District Court of Dallas County, Texas, 193rd Judicial District filed on April 21, 2006.

•	Anchorage Police & Fire Retirement System, derivatively on behalf of nominal defendant Affiliated Computer Services Inc., Plaintiff v. Jeffrey Rich; Darwin Deason; Mark King; Joseph O’Neill; Frank Rossi; Dennis McCuistion; J. Livingston Kosberg; Gerald Ford; Clifford Kendall; David Black; Henry Hortenstine; Peter Bracken; William Deckelman; Affiliated Computer Services Inc. Cause No. 06-5265-A in the District Court of Dallas County, Texas, 14th Judicial District filed on June 2, 2006.
The Huntsinger, Oury, and Anchorage lawsuits were consolidated into one case on June 5, 2006, under the caption In Re Affiliated Computer Services, Inc. Derivative Litigation in the District Court of Dallas County, Texas, 193rd Judicial District (the “Texas State Derivative Action”).
United States District Court for the District of Delaware
•	Jeffrey T. Strauss, derivatively on behalf of Affiliated Computer Services Inc. v. Jeffrey A. Rich; Mark A. King; and Affiliated Computer Services, Inc., as defendants. Civil Action No. 06-318, in the United States District Court for the District of Delaware, filed on May 16, 2006.
The Strauss case alleges violations of Section 16(b) of the Securities Exchange Act.
Court of Chancery for the State of Delaware
•	Jan Brandin, in the Right of and for the Benefit of Affiliated Computer Services, Inc., Plaintiff, v. Darwin Deason, Jeffrey A.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Rich, Mark A. King, Joseph O’Neill and Frank Rossi, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, Civil Action No. 2123-VCL, pending before the Court of Chancery of the State of Delaware in and for New Castle County, filed on May 2, 2006.
On August 15, 2006, plaintiff Brandin filed an Amended Complaint. The Amended Complaint added Lynn R. Blodgett, David W. Black, Henry Hortenstine, Peter A. Bracken, William L. Deckelman, Jr., Warren Edwards, John M. Brophy, John Rexford, Dennis McCuistion, J. Livingston Kosberg and Clifford M. Kendall. On April 5, 2007, plaintiff Brandin filed a summary judgment motion against Darwin Deason, Jeffrey Rich and Mark King. A briefing schedule on plaintiff’s motion has not yet been entered by the Court.
United States District Court for the Northern District of Texas
•	Alaska Electrical Fund, derivatively on behalf of Affiliated Computer Services Inc. v. Jeffrey Rich; Joseph O’Neill; Frank A. Rossi; Darwin Deason; Mark King; Lynn Blodgett; J. Livingston Kosberg; Dennis McCuistion; Warren Edwards; John Rexford and John M. Brophy, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, in the United States District Court for the Northern District of Texas, Dallas Division, Cause No. 3-06CV1110-M, filed on June 22, 2006.

•	Bennett Ray Lunceford and Ann M. Lunceford, derivatively on behalf of Affiliated Computer Services Inc. v. Jeffrey Rich; Joseph O’Neill; Frank A. Rossi; Darwin Deason; Mark King; Lynn Blodgett; J. Livingston Kosberg; Dennis McCuistion; Warren Edwards; John Rexford and John M. Brophy, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, in the United States District Court for the Northern District of Texas, Dallas Division, Cause No. 3-06CV1212-M, filed on July 7, 2006.
The Alaska Electrical and Lunceford cases were consolidated into one case on August 1, 2006, under the caption In Re Affiliated Computer Services Federal Derivative Litigation in the United States District Court for the Northern District of Texas, Master File No 3:06-CV-1110-M (the “Texas Federal Derivative Action”).
Based on the same set of facts as alleged in the above causes of action, two lawsuits have been filed under the Employee Retirement Income Security Act (“ERISA”) alleging breach of ERISA fiduciary duties by the directors and officers as well as the ACS Benefits Administrative Committee in connection with the retention of ACS common stock as an investment option in the ACS Savings Plan and by causing the ACS Savings Plan to invest in ACS stock in light of the alleged stock option issues, as follows:
United States District Court of Texas for the Northern District of Texas
•	Terri Simeon, on behalf of Herself and All Others Similarly Situated, Plaintiff, vs. Affiliated Computer Services, Inc., Darwin Deason, Mark A. King, Lynn R. Blodgett, Jeffrey A. Rich, Joseph O’Neill, Frank Rossi, J. Livingston Kosberg, Dennis McCuistion, The Retirement Committee of the ACS Savings Plan, and John Does 1-30, in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 306-CV-1592P filed August 31, 2006.

•	Kyle Burke, Individually and on behalf of All Others Similarly Situated, Plaintiff, vs. Affiliated Computer Services, Inc., the ACS Administrative Committee, Lora Villarreal, Kellar Nevill, Gladys Mitchell, Meg Cino, Mike Miller, John Crysler, Van Johnson, Scott Bell, Anne Meli, David Lotocki, Randall Booth, Pam Trutna, Brett Jakovac, Jeffrey A. Rich, Mark A. King, Darwin Deason, Joseph P. O’Neill and J. Livingston Kosberg, United States District Court for the Northern District of Texas, Dallas Division, Case No. 306-CV-02379-M.
On February 12, 2007, the Simeon case and the Burke case were consolidated under the caption, In re Affiliated Computer Systems [sic] ERISA Litigation, Master File No. 3:06-CV-1592-M. Plaintiffs in the consolidated action filed a Consolidated Amended Class Action Complaint on March 21, 2007. The Consolidated Amended Class Action Complaint added Lynn Blodgett, Dennis McCuistion, Warren Edwards, John Rexford, and John M. Brophy as defendants. On April 6, 2007, the Court issued an order staying the litigation for 180 days or until either party requests that the stay be lifted, whichever occurs first. When the stay is lifted, ACS will have thirty (30) days to answer or otherwise respond to the Consolidated Complaint.
All of the cases described above are being vigorously defended. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any.
Litigation arising from buy-out offer
On March 21, 2007, we were notified that two class action lawsuits had been filed in the Court of Chancery for the State of Delaware in and for New Castle County, naming us and certain of our directors as defendants, in matters styled, (1) Momentum Partners v. Darwin Deason, Lynn R. Blodgett, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Robert B. Holland, Dennis McCuistion, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2814-VCL filed March 20, 2007, and (2) Mark Levy v. Darwin Deason, Lynn Blodgett, John Rexford, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Dennis McCuistion, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2816-VCL filed March 21, 2007. Subsequent to the filing of those cases, the following additional cases have been filed:

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
•	St. Clair Shores Police and Fire Retirement System v. Darwin Deason, Lynn Blodgett, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Dennis McCuistion, Robert B. Holland, Cerberus Capital Management, L.P., Citigroup Global Markets Inc., and Affiliated Computer Services, Inc., Civil Action No. 2821-VCL in the Court of Chancery of the State of Delaware in and for New Castle County, filed on March 22, 2007.

•	Steamship Trade Association/International Longshoreman’s Association Pension Fund v Affiliated Computer Services, Inc., Darwin Deason, Lynn Blodgett, John Rexford, Joseph P. O’Neill, Gerardo I. Lopez, Frank A. Rossi, J. Livingston Kosberg, Dennis McCuistion, Robert B. Holland, and Cereberus [sic] Capital Management, L.P., Cause No. 07-02691 in the District Court of Dallas County, Texas, 44th Judicial District, filed on March 22, 2007.

•	Louisiana Municipal Police Employees’ Retirement System v. Darwin Deason, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Dennis McCuistion, Robert B. Holland, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2839-VCL in the Court of Chancery of the State of Delaware in and for New Castle County, filed on March 26, 2007.

•	The City of Birmingham, Alabama Retirement and Relief System v. Darwin Deason, Robert B. Holland, III, J. Livingston Kosberg, Frank A. Rossi, Joseph P. O’Neill, Lynn R. Blodgett, John H. Rexford, Dennis McCuistion, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Cause No. 07-02768 in the District Court of Dallas, Texas, 160th Judicial District, filed on March 28, 2007.

•	Edward R. Koller v. Darwin Deason, Frank A. Rossi, J. Livingston Kosberg, Robert B. Holland, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2908-VCL in the Court of Chancery of the State of Delaware in and for New Castle County, filed on April 20, 2007.

•	Suzanne Sweeney Living Trust v. Darwin Deason, Lynn R. Blodgett, John H. Rexford, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Dennis McCuistion, Robert B. Holland, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2915-VCL in the Court of Chancery of the State of Delaware in and for New Castle County, filed on April 24, 2007.
(collectively with the Momentum and Levy actions, the “Class Actions”). The plaintiff in each of the Class Actions purports to be an ACS stockholder bringing a class action on behalf of all of our public stockholders. Each plaintiff alleges that the proposal (“Proposal”) presented to us by Darwin Deason and Cerberus on March 20, 2007, to acquire our outstanding stock is unfair to shareholders because the consideration offered in the Proposal is alleged to be inadequate and to have resulted from an unfair process. We have not yet filed an answer or other responsive pleading in any of the Class Actions. On May 9, 2007, all of the Class Actions pending before the Court of Chancery in the State of Delaware were consolidated into a single action styled In re: Affiliated Computer Services, Inc. Shareholder Litigation, Civil Action No. 2821-VCL.
In addition, on March 21, 2007, plaintiffs in the Texas State Derivative Action filed a Second Amended Petition (“Second Amended Petition”). On March 26, plaintiffs in the Texas State Derivative Action filed a Third Amended Petition. The Second and Third Amended Petitions in the Texas State Derivative Action added to the derivative claims already raised in that lawsuit new class action and purportedly derivative claims related to the Proposal. Specifically, the Third Amended Petition alleges claims of breach of fiduciary duty premised upon an allegation that our assets and information were misappropriated by Mr. Deason and Cerberus in order to facilitate their preparation of the Proposal, and that the Proposal represents an attempt to extinguish the derivative claims related to stock option practices by eliminating the standing of the plaintiff stockholders to pursue those claims. The Third Amended Petition also suggests that the consideration offered to stockholders in the Proposal is inadequate and seeks to enjoin consummation of the Proposal. On May 1, 2007, we filed a pleading with the Court asserting that no claim related to the Proposal can properly be the subject of litigation because the Proposal has not been accepted or recommended by either the Company or by the Special Committee formed to evaluate the Proposal and strategic alternatives to the Proposal.
On April 6, 2007, Plaintiffs in the Texas Federal Derivative Action filed an Amended Complaint. The Amended Complaint added as defendants Clifford Kendall, David Black, Henry Hortenstine, Peter A. Bracken, William Deckelman, Jr., PriceWaterhouseCoopers LLP, and Cerberus Capital Management LP. The Amended Petition also added to the derivative claims originally raised in the action new purportedly derivative claims based upon the Proposal. Like the Third Amended Petition in the Texas State Derivative Action, the Amended Complaint challenges both the process through which the Proposal was generated and the substance of the Proposal.
The Proposal has not been recommended or accepted by ACS or by the Special Committee formed to evaluate the Proposal and strategic alternatives to the Proposal. Accordingly, we do not believe that the claims raised in the Class Actions and in the Texas State Derivative Action and the Texas Federal Derivative Action related to the Proposal state a live controversy. In addition, we do not

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
believe the claims in the Class Actions or the claims related to the Proposal added to the Texas State Derivative Action and the Texas Federal Derivative Action have merit, and we intend to vigorously defend those claims in each lawsuit.
Declaratory Action with Respect to Alleged Default and Purported Acceleration of our Senior Notes and Amendment, Consent and Waiver for our Credit Facility
Please see Note 9. Long-Term Debt for a discussion of the Alleged Default and Purported Acceleration of our Senior Notes and waivers, amendments, and consents obtained for our Credit Facility.
Investigation Regarding Photo Enforcement Contract in Edmonton, Alberta, Canada
We and one of our Canadian subsidiaries, ACS Public Sector Solutions, Inc., received a summons issued February 15, 2006 by the Alberta Department of Justice requiring us and our subsidiary to answer a charge of a violation of a Canadian Federal law which prohibits giving, offering or agreeing to give or offer any reward, advantage or benefit as consideration for receiving any favor in connection with a business relationship. The charge covers the period from January 1, 1998 through June 4, 2004 and references the involvement of certain Edmonton, Alberta police officials. Two Edmonton police officials have been separately charged for violation of this law. The alleged violation relates to the subsidiary’s contract with the City of Edmonton for photo enforcement services. We acquired this subsidiary and contract from Lockheed Martin Corporation in August 2001 when we acquired Lockheed Martin IMS Corporation. The contract currently is on a month-to-month term with revenues of approximately $0.4 million and $0.5 million (U.S. dollars) in the third quarters of fiscal years 2007 and 2006, respectively, and $1.7 million and $1.8 million (U.S. dollars) for the first nine months of fiscal year 2007 and 2006, respectively. A renewal contract had been awarded to our subsidiary in 2004 on a sole source basis, but this renewal award was rescinded by the City of Edmonton and a subsequent request for proposals for an expanded photo enforcement contract was issued in September 2004. Prior to announcement of any award, however, the City of Edmonton suspended this procurement process pending the completion of the investigation by the Royal Canadian Mounted Police which led to the February 15, 2006 summons. We conducted an internal investigation of this matter, and based on our findings from our internal investigation, we believe that our subsidiary has sustainable defenses to the charge. We notified the U.S. Department of Justice and the U.S. Securities and Exchange Commission upon our receipt of the summons and continue to periodically report the status of this matter to them.
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
Investigation Regarding Certain Child Support Payment Processing Contracts
Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. We believe that the inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio but may also extend to the conduct of ACS SLS and Tier with respect to the bidding process for child support contracts in certain other states. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $11.4 million for both the third quarters of fiscal years 2007 and 2006, representing approximately 0.8% and 0.9% of our revenues for the third quarter of fiscal years 2007 and 2006, respectively, and $33.8 million and $33.9 million for the first nine months of fiscal year 2007 and 2006, respectively, representing approximately 0.8% and 0.9% of our revenues for the first nine months of fiscal year 2007 and 2006, respectively. Our teaming arrangement with Tier also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003 the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). In May 2006 we were advised that one of our current employees (who has not been active in our government business segment since June 2005) and one former employee of ACS SLS, both of whom held senior management positions in the subsidiary during the period in question, have received target letters from the DOJ related to this inquiry. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.
Investigation regarding Florida Workforce Contracts
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 0.5% of our revenues for the nine months ended March 31, 2006. We had no revenue related to this contract in the third quarter of fiscal year 2006 or the first nine months of fiscal year 2007. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena relates to a workforce contract in Pinellas County in Florida for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003 with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing our internal investigation of these matters through outside legal counsel and we are continuing to cooperate with the DOJ and DOL in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any. During the second quarter of fiscal year 2006, we completed the divestiture of substantially all of our welfare-to-workforce business (See Note 5 – Divestitures for further information). However, we retained the liabilities for this business which arose from activities prior to the date of closing, including the contingent liabilities discussed above.
On January 3, 2003 a complaint was filed under seal in the United States District Court, Middle District of Florida, Tampa Division by a former Pinellas County, Florida Assistant County Administrator under the QUI TAM provisions of the False Claims Act. On October 23, 2006, the United States filed a notice with the court that it is not intervening at this time in the complaint. The court then entered an order to unseal the complaint and, we were subsequently served with the complaint. The allegations in this complaint arise from the workforce contract in Pinellas County in Florida that is the subject of the grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL (as discussed above). We intend to vigorously defend this case. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2007, outstanding surety bonds of $524.4 million and $93.3 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $47.3 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
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
We are obligated to make contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the nine months of fiscal year 2007, we made contingent consideration payments of $21.1 million related to acquisitions completed in prior years. As of March 31, 2007, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $90.7 million. Upon satisfaction of the specified contractual criteria, such payments primarily result in a corresponding increase in goodwill.
We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our Federal business to Lockheed Martin Corporation in fiscal year 2004. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of March 31, 2007, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At March 31, 2007, we serviced a FFEL portfolio of approximately 2.2 million loans with an outstanding principal balance of approximately $32 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2007, other accrued liabilities include reserves which we believe to be adequate.
In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). There was a protest of the contract award; however, DHHS requested that we commence performance under the contract. One of the parties protesting the contract has continued to seek administrative and legal relief to set aside the contract award. However, we continued our performance of the contract at the request of DHHS. On June 12, 2006, we reported that contract issues had arisen and each of ACS and DHHS alleged that the other party has breached the contract. The parties entered into a series of standstill agreements in order to permit discussion of their respective issues regarding the contract and whether the contract would be continued or terminated. On July 14, 2006, the DHHS sent us a letter notifying us of the termination of the contract. We filed in the General Court of Justice, Superior Court Division, in Wake County, North Carolina, a complaint and motion to preserve records related to the contract. Subsequent to the filing of the complaint, North Carolina produced records and represented to the Court that all records had been produced, after which the complaint was dismissed. In a letter dated August 1, 2006, DHHS notified us of its position that the value of reductions in compensation assessable against the compensation otherwise due to us under the contract is approximately $33 million. On August 14, 2006, we provided a detailed response to that August 1, 2006 letter contending that there should be no reductions in compensation owed to us. Also, on August 14, 2006 and in accordance with the contract, we submitted our Termination Claim to DHHS seeking additional compensation of approximately $27.1 million. On January 22, 2007, we filed a complaint in the General Court of Justice, Superior Court Division, in Wake County, North Carolina against DHHS and the Secretary of DHHS seeking to recover damages in excess of $40 million that we have suffered as the result of actions of DHHS and its Secretary. Our claim was based on breach of contract; breach of implied covenant of good faith and fair dealing; breach of warranty; and misappropriation of our trade secrets. In

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the complaint we also requested the court to grant a declaratory judgment that we were not in default under the contract; and a permanent injunction against the State from using our proprietary materials and disclosing our proprietary material to third parties. During the fourth quarter of fiscal year 2006, we recorded a charge to revenue of approximately $3.9 million related to our assessment of realization of amounts previously recognized for the North Carolina MMIS contract.
On March 22, 2007, we settled all issues with DHHS. Pursuant to the settlement, DHHS rescinded its June 6, 2006 notice of intent to terminate the NCMMIS contract and its July 14, 2006 notice of termination and the parties agreed to a mutual termination of the contract. We agreed, as part of the settlement, to license to DHHS certain work product we produced in connection with the NCMMIS contract and DHHS has agreed to pay us the aggregate amount of $10.5 million in four installments beginning on or before March 31, 2007 and ending on or before June 30, 2008. We recognized $3.4 million in revenue in the third quarter of fiscal year 2007 related to this settlement. In addition, we may provide certain new services to DHHS under new contracts with a term of two years and will be compensated based on achieving certain levels of cost savings.
In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.
17. DEPARTURE OF EXECUTIVE OFFICERS
On November 26, 2006, Mark A. King resigned as our President, Chief Executive Officer and as a director. In connection therewith, on November 26, 2006 we and Mr. King entered into a separation agreement (the “King Agreement”). The King Agreement provides, among other things, that Mr. King will remain with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the King Agreement, all unvested stock options held by Mr. King have been terminated as of November 26, 2006, excluding options that would have otherwise vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. King does not materially breach certain specified provisions of the King Agreement. In accordance with the King Agreement, the exercise price of Mr. King’s vested stock options were increased to an amount equal to the fair market value of the stock on the correct accounting measurement date as determined in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006 and the exercise price of certain vested options were further increased by the amount by which the aggregate exercise price of stock options previously exercised by Mr. King would have been increased had the stock options not been previously exercised. Mr. King’s vested options, if unexercised, will expire no later than June 30, 2008. The King Agreement also subjects Mr. King to non-competition and non-solicitation covenants until December 31, 2009. In addition, the King Agreement provides that Mr. King’s severance agreement with us is terminated, Mr. King’s salary will be reduced during the transition period and Mr. King will not be eligible to participate in our bonus plans, and Mr. King will be eligible to receive certain of our provided health benefits through December 31, 2009, the estimated cost of which is not material.
On November 26, 2006, Warren D. Edwards resigned as our Executive Vice President and Chief Financial Officer. In connection therewith, on November 26, 2006 we and Mr. Edwards entered into a separation agreement (the “Edwards Agreement”). The Edwards Agreement provides, among other things, that Mr. Edwards will remain with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the Edwards Agreement, all unvested stock options held by Mr. Edwards have been terminated as of November 26, 2006, excluding options that would have otherwise vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. Edwards does not materially breach certain specified provisions of the Edwards Agreement. In accordance with the Edwards Agreement the exercise price of Mr. Edwards’ vested stock options were increased to an amount equal to the fair market value of the stock on the correct accounting measurement date as determined in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006. Mr. Edwards’ vested options, if unexercised, will expire no later than June 30, 2008. The Edwards Agreement also subjects Mr. Edwards to non-competition and non-solicitation covenants until December 31, 2009. In addition, the Edwards Agreement provides that Mr. Edwards’ severance agreement with us is terminated, Mr. Edwards’ salary will be reduced during the transition period and Mr. Edwards will not be eligible to participate in our bonus plans, and Mr. Edwards will be eligible to receive certain of our provided health benefits through December 31, 2009, the estimated cost of which is not material.
On September 29, 2005, Jeffrey A. Rich submitted his resignation as a director and Chief Executive Officer. On September 30, 2005 we entered into an Agreement with Mr. Rich, which, among other things, provided the following: (i) Mr. Rich remained on our payroll and was paid his then current base salary (of $820 thousand annually) through June 30, 2006; (ii) Mr. Rich was not eligible to participate in our performance-based incentive compensation program in fiscal year 2006; (iii) we purchased from Mr. Rich all options previously granted to Mr. Rich that were vested as of the date of the Agreement in exchange for an aggregate cash payment, less applicable income and payroll taxes, equal to the amount determined by subtracting the exercise price of each such vested option from $54.08 per share and all such vested options were terminated and cancelled; (iv) all options previously granted to Mr. Rich that

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
were unvested as of the date of the Agreement were terminated (such options had an in-the-money value of approximately $4.6 million based on the closing price of our stock on the New York Stock Exchange on September 29, 2005); (v) Mr. Rich received a lump sum cash payment of $4.1 million; (vi) Mr. Rich continued to receive executive benefits for health, dental and vision through September 30, 2007; (vii) Mr. Rich also received limited administrative assistance through September 30, 2006; and (viii) in the event Mr. Rich established an M&A advisory firm by January 1, 2007, we agreed to retain such firm for a two year period from its formation for $250 thousand per year plus a negotiated success fee for completed transactions. The Agreement also contains certain standard restrictions, including restrictions on soliciting our employees for a period of three years and soliciting our customers or competing with us for a period of two years. Mr. Rich has established an M&A advisory firm and in June 2006, we entered into an agreement with Rich Capital LLC, an M&A advisory firm owned by Mr. Rich. The agreement is for two years, during which time we will pay a total of $0.5 million for M&A advisory services, payable in equal quarterly installments. We paid $63 thousand related to this agreement through June 30, 2006. However, we have currently suspended payment under this agreement pending a determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.
18. NEW ACCOUNTING PRONOUNCEMENTS
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
19. RELATED PARTY TRANSACTIONS
See Note 3 for a discussion of the proposal received from our Chairman, Darwin Deason, and Cerberus to acquire all of the outstanding shares of the Company.
Prior to 2002 we had guaranteed $11.5 million of certain loan obligations owed to Citicorp USA, Inc. by DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). Our Chairman owns a majority interest in DDH. In consideration for that guaranty, we had access to corporate aircraft at favorable rates. In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. As partial consideration for the release of our corporate guaranty, we agreed to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. We anticipate that these administrative services will cease prior to June 30, 2007 as a result of the wind down of the DDH operations. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2006, we had $0.6 million remaining in prepaid flights with DDH. In the second quarter of fiscal year 2007, we were notified by DDH of its intent to wind down operations; therefore, we recorded a charge of $0.6 million related to the unused prepaid charter flights.
20. CONTRACT WITH THE DEPARTMENT OF EDUCATION
The CSB contract is our largest contract. We have provided loan servicing for the Department of Education’s Direct Student Loan program for over ten years. In 2003 the Department conducted a competitive procurement for its “Common Services for Borrowers” initiative (“CSB”). CSB was a modernization initiative which integrated a number of services for the Department, allowing the Department to increase service quality while saving overall program costs. In November 2003, the Department awarded us the CSB contract. Under this contract we provide comprehensive loan servicing, consolidation loan processing, debt collection services on delinquent accounts, IT infrastructure operations and support, maintenance and development of information systems, and portfolio management services for the Department of Education’s Direct Student Loan program. We are also developing software for use in delivering these services. The CSB contract has a 5-year base term which began in January 2004 and provides the Department of Education five one-year options to extend after the base term. We estimate that our revenues from the CSB contract will exceed $1 billion in total over the base term of the contract. Annual revenues from this contract represented approximately 4% of our fiscal year 2006 revenues.
Through March 31, 2007 our capitalized expenditures for software development under the CSB contract have totaled approximately $116 million, of which approximately $39 million has been implemented with the current production system. Our model for development of software under the CSB contract may change and we may only be able to use a portion of the uncompleted software with the current production system. As a result, we may incur a material, non-cash, impairment of a portion of our remaining capitalized software development costs, which aggregate approximately $77 million. However, we currently cannot determine the amount, if any, of this potential impairment of our capitalized development costs.
21. SUBSEQUENT EVENTS
In April 2007, we acquired certain assets of Albion, Inc., a company specializing in integrated eligibility software solutions. The purchase price of $25.5 million, subject to certain adjustments, was funded through a combination of cash and borrowings under our Credit Facility. We believe this acquisition will enhance our capabilities in the Health and Human Services (“HHS”) sector. The acquisition enables us to address key HHS challenges facing State and Local government clients, including: expensive legacy systems; a need for cost effectiveness; and a client-centered approach to service delivery. The acquired proprietary @Vantage software addresses these clients’ challenges while meeting Federal financial support requirements for a commercial, off-the-shelf (COTS) solution.
In April 2007, we acquired CDR Associated, LLC (“CDR”), a leading provider of credit balance audit recovery and software services to healthcare payers, providers and State Medicaid agencies. The purchase price of $28.2 million, plus transaction costs, was funded from cash on hand and borrowings under our Credit Facility. We believe this acquisition strengthens our position as a leading BPO provider to the healthcare industry. The acquisition expands our service mix in the healthcare payer and provider markets and provides a platform to bridge the gap between the payer and provider communities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:
•	Our debt service cost could limit cash flow available to fund our operations, and may limit our ability to obtain further debt or equity financing;

•	Alleged defaults and purported acceleration of our Senior Notes (defined below), if upheld in litigation, could have a negative impact on our cash flow and divert resources that could otherwise be utilized in our business operations;

•	The complexity of regulatory environments in which we operate has increased;

•	We are subject to the oversight of the SEC and other regulatory agencies and investigations by those agencies could divert management’s focus and could have a material adverse impact on our reputation and financial condition;

•	Reductions of our credit rating may have an adverse impact on our business;

•	A decline in revenues from or a loss of significant clients could reduce our profitability and cash flow;

•	Our ability to recover capital investments in connection with our contracts is subject to risk;

•	We have non-recurring revenue, which subjects us to a risk that revenues from year to year may fluctuate;

•	The markets in which we operate are highly competitive and we may not be able to compete effectively;

•	We may not be able to make acquisitions that will complement our growth;

•	Our failure to properly manage our operations and growth could have a material adverse effect on our business;

•	Our government contracts are subject to termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts;

•	We may incur delays in signing and commencing new business as the result of protests of government contracts that we are awarded;

•	The exercise of contract termination provisions and service level penalties may have an adverse impact on our business;

•	Some of our contracts contain fixed pricing or benchmarking provisions that could adversely affect our operating results and cash flow;

•	Claims associated with our actuarial consulting and benefit plan management services could negatively impact our business;

•	The loss of our significant software vendor relationships could have a material adverse effect on our business;

•	We may be subject to claims of infringement of third-party intellectual property rights which could adversely affect our business;

•	We are subject to United States and foreign jurisdiction laws relating to individually identifiable information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and negatively impact our operations;

•	We are subject to breaches of our security systems which may cause data privacy concerns;

•	Budget deficits and/or fluctuations in the number of requests for proposals issued by, state and local governments and their agencies may adversely impact our business;

•	Our international operations are subject to a number of risks;

•	Armed hostilities and terrorist attacks may negatively impact the countries in which we operate;

•	A failure to attract and retain necessary technical personnel, skilled management and qualified subcontractors may have an adverse impact on our business;

•	Risks associated with loans that we service may reduce our profitability and cash flow;

•	Disruption in utility or network services may have a negative impact on our business; and

•	Our indemnification obligations may have a material adverse effect on our business.
For more details on factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.
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
Management focuses on various metrics in analyzing our business and its performance and outlook. One such metric is our sales pipeline, which was approximately $1.6 billion of annual recurring revenues as of March 31, 2007. Our sales pipeline is a qualified pipeline of deals with signings anticipated within the next six months and excludes deals with annual recurring revenue over $100 million. Both the commercial and government pipelines have significant, quality opportunities across multiple lines of business and in multiple verticals, including business process outsourcing, commercial and government information technology services, human resources outsourcing, healthcare, transportation services and Federal government services. We analyze the cash flow generation qualities of each deal in our pipeline and make decisions based on its cash return characteristics. While the magnitude of our sales pipeline is an important indicator of potential new business signings and potential future internal revenue growth, actual new business signings and internal revenue growth depend on a number of factors including the effectiveness of our sales pursuit teams, competition for a deal, deal pricing and other risks described further in Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.
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
Renewal rates are a key indicator of client satisfaction. We calculate our renewal rate based on the total annual recurring revenue of renewals won as a percentage of total annual recurring revenue of all renewals sought. During the third quarter, we renewed approximately 83% of total renewals sought this quarter totaling approximately $161.6 million of annual recurring revenue with a total contract value of approximately $438.2 million. For the first nine months of fiscal 2007, we renewed approximately 93% of total renewals sought, totaling $628.5 million of annual recurring revenue with a total contract value of approximately $1.9 billion. Average contract life for renewals typically varies between our government and commercial segments, with the average contract life of renewals in the government segment often shorter than those in the commercial segment. While we track renewal rates on a quarterly basis, we believe it is appropriate to analyze our renewal rates on an annual basis due to the timing of renewal opportunities. We define total contract value as the estimated total revenues from contracts signed during the period and represents estimated total revenue over the term of the contract. We use total contract value as an additional measure of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. Revenues for annual recurring revenue and total contract value are measured under GAAP.
We compete for new business in the competitive IT services and business process outsourcing markets. The overall health of these markets and the competitive environment can be determined by analyzing several key metrics. One such metric is the overall expected operating margin of our new business signings which is a good indicator of our expected future operating margin given the long-term nature of our customer contracts. We are seeing that the overall expected operating margin of new business signings is consistent with our historical operating margin. We focus on the expected operating margins of the new business we are signing to ensure the operating margins we expect to generate are commensurate with the capital intensity of the new business opportunity, the risk profile of the services we are providing and the overall return on capital.
We monitor the capital intensity, defined as capital expenditures and additions to intangible assets, of new business signings. Understanding the capital intensity of new business signings is helpful in determining the future free cash flow generating levels of our business. Historically the capital intensity in our business has ranged between 5-7%. During the first nine months of fiscal year 2007, the overall capital intensity of our business was approximately 6.3%. During fiscal year 2006, the overall capital intensity of our business was slightly in excess of 8% due to approximately $60 million in investments that we made in certain areas of our business. These investments included investments related to integrating the Acquired HR Business (defined below) and expanding our human resources outsourcing technology platform; investments made in our Government healthcare technology platforms; the expansion of our data center capacity with the addition of a new data center and investments to increase global production both in existing locations and new geographies. The expected capital intensity of new business signings during fiscal year 2006 and the first nine months of fiscal year 2007 was consistent with our historical range. We believe the expected capital intensity range of our new business signings reflects a healthy competitive environment and the related risks we are taking with respects to our new IT services and business process outsourcing business.
Retaining and training our employees is a key ingredient to our historical success and will continue to be a major factor in our future success. We consistently review our employee retention rates on a regional and global basis to ensure that we are competitive in hiring, retaining and motivating our employees. We perform benchmarking studies against some markets in which we compete to ensure our competitiveness in compensation and benefits and utilize employee surveys to gauge our employees’ level of satisfaction. We provide our employees ongoing technological and leadership training and will continue to do so to develop our employees and remain competitive. We utilize incentive based compensation as a means to motivate certain of our employees in both segments of our business and anticipate increasing our use of incentive based compensation in fiscal year 2007. We believe our use of incentive based compensation is a competitive advantage for ACS.
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
The investigation was overseen by a special committee of the Board of Directors which consisted of all the independent members of the Board. The special committee retained Bracewell & Giuliani LLP as independent counsel to conduct the internal investigation. In November 2006 the results of the investigation were reported to the special committee, at which time the committee submitted recommendations for action to the Board. These recommendations have been implemented by the Board substantially as submitted by the special committee.

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
The investigation concluded that the conduct of Mr. King and Mr. Edwards with regard to the misdating of recommendation memoranda as well as their conduct with regard to the May 2006 Form 10-Q violated our Code of Ethics for Senior Financial Officers. As a result the special committee recommended that Mr. King and Mr. Edwards should resign. Effective November 26, 2006 each of Mr. King and Mr. Edwards resigned from all executive management positions with us. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Departure of Executive Officers below for a discussion of the terms of their separation.
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
In addition to the resignations of Mr. King and Mr. Edwards and the approval of the terms of their separation, the Board of Directors announced the following actions and decisions, which have been implemented, as the result of the findings of our stock option investigation:
•	The stock options held by our employees (other than Messrs. King and Edwards and one management employee) will be adjusted as necessary, with the optionee’s consent, to avoid adverse tax consequences to the employee, and we will compensate such employees for any increase in exercise price resulting from the matters which were the subject of the internal investigation.

•	Our non-employee directors, to avoid the appearance of inappropriate gain, voluntarily agreed that with respect to any historical option grants to them which require incremental compensation expense as a result of revised measurement dates, the exercise price will be increased to equal the fair market value of the stock on the revised measurement date, regardless of whether such increase is necessary to avoid adverse tax consequences to the director. The non-employee directors will not be reimbursed to offset any individual loss of economic benefit related to such repriced stock options.

•	Another employee (not an “officer” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) will be reassigned and all of such employee’s stock options will be repriced so that the exercise price equals the fair market value of our stock on the proper measurement date.

•	We will consider whether to recover certain profits from Jeffrey A. Rich, former Chief Executive Officer, which relate to stock options awarded to Mr. Rich which the internal investigation concluded were awarded through a process in which favorable grant dates were selected after the fact.

•	We implemented a number of changes to our internal controls, including:
o	After reviewing the results of the investigation to date, our Board of Directors determined that it would be appropriate to accept the resignations of Mr. King and Mr. Edwards. Our Board of Directors has since appointed a new Chief Executive Officer and Chief Financial Officer.

o	Designating internal legal and accounting staffs to oversee the documentation and accounting of all grants of stock options or restricted stock.

o	Monitoring industry and regulatory developments in stock option and restricted stock awards and implementing and maintaining best practices with respect to grants of stock options or restricted stock.

o	Adhering to the practice of making annual grants on a date certain and through board or committee meetings, and not through a unanimous written consent process.
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
The table below reflects the breakdown by year of the cumulative adjustment to retained earnings. Our consolidated financial statements included in previously filed periodic reports with the SEC for such periods have not been amended. The consolidated financial statements for the three and nine months ended March 31, 2006 included in this Quarterly Report on Form 10-Q have been restated. (in thousands)

				Income
		Stock-based	Estimated	tax
		compensation	and interest	benefit,	Total
		expense	penalties (1)	net	adjustments
Years ended June 30,
1995		$(63)	$—	$23	$(40)
1996		(444)	—	130	(314)
1997		(1,404)	—	301	(1,103)
1998		(1,876)	—	405	(1,471)
1999		(3,325)	—	717	(2,608)
2000		(4,870)	(87)	511	(4,446)
2001		(6,433)	(546)	1,074	(5,905)
2002		(7,833)	(1,414)	1,636	(7,611)
2003		(9,237)	(1,454)	2,119	(8,572)

Cumulative effect at June 30, 2003		(35,485)	(3,501)	6,916	(32,070)

	Net					Net
	income as					income as
	reported					restated
Years ended June 30,
2004	$529,843	(7,527)	(2,509)	1,921	(8,115)	$521,728
2005	415,945	(6,061)	(2,526)	2,211	(6,376)	409,569
2006		(2,134)	(3,026)	1,870	(3,290)

Cumulative effect at June 30, 2006		$(51,207)	$(11,562)	$12,918	$(49,851)

(1)	Estimated interest and penalties on income tax underpayment deficiencies resulting from disallowed executive compensation deductions under Section 162(m).
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
Through March 31, 2007, we have recorded approximately $39.7 million of additional income taxes, estimated penalties and interest related to disallowed Section 162(m) executive compensation deductions either resulting from revised measurement dates or due to factors unrelated to revised measurement dates, but which were previously believed to qualify for Section 162(m) deductions. At this time, we cannot predict when these Section 162(m) issues will be resolved; however, during the third quarter of fiscal year 2007, we paid approximately $35 million of estimated income taxes, penalties and interest related to these Section 162(m) issues in order to reduce future interest that would accrue on the amounts of estimated taxes, penalties and interest. This payment is reflected in cash flows from operating activities at March 31, 2007. At March 31, 2007, we have approximately $4.7 million of additional income taxes, estimated interest and penalties accrued related to these disallowed Section 162(m) executive compensation deductions. At this time, we cannot predict when the remaining Section 162(m) underpayment deficiencies, together with interest and penalties, if any, will be paid. We expect to fund any such payments from cash flows from operating activities.
Section 409A of the Internal Revenue Code (“Section 409A”) provides that option holders with options granted with a below-market exercise price, to the extent the options were not vested as of December 31, 2004, may be subject to adverse Federal income tax consequences. Holders of these options will likely be required to recognize taxable income at the date of vesting for those options vesting after December 31, 2004, rather than upon exercise, on the difference between the amount of the fair market value of our Class A common stock on the date of vesting and the exercise price, plus an additional 20 percent penalty tax and interest on any income tax to be paid. We will be amending the exercise price of certain outstanding stock options to avoid adverse tax consequences to individual option holders under Section 409A and all of our employees and executives (other than Mark A. King, former President and Chief Executive Officer; Warren D. Edwards, former Executive Vice President and Chief Financial Officer; and one management employee) will be reimbursed to offset any loss of economic benefit related to such re-priced stock options. We will not be re-pricing all option grants for which accounting measurement dates were adjusted. Option grants to executives and employees whose options remain outstanding will be re-priced only to the extent necessary to avoid adverse tax consequences to the individuals, other than Mr. King, Mr. Edwards and one management employee. Grants to certain current and former officers and employee directors were required to be repriced on or before December 31, 2006 in order to comply with income tax regulations, and accordingly, on December 28, 2006, we repriced awards totaling 876,800 shares held by certain current and former officers and employee directors.
We expect to pay to certain current and former employees approximately $9 million in order to compensate such individuals for any economic loss such individual may suffer as the result of the use of a measurement date that resulted in the option being granted at a below market option price. We anticipate the $9 million related to Section 409A will be paid to the affected individuals beginning in January 2008. We expect to fund any such payment from cash flows from operating activities, however, we have not yet determined the impact to our results of operations and financial condition. The increased exercise prices to be paid by optionholders upon their exercise is expected to offset a significant portion of the $9 million; however, the timing of any such exercises cannot be determined.
DEPARTURE OF EXECUTIVE OFFICERS
On November 26, 2006, Mark A. King resigned as our President, Chief Executive Officer and as a director. In connection therewith, on November 26, 2006 we and Mr. King entered into a separation agreement (the “King Agreement”). The King Agreement provides, among other things, that Mr. King will remain with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the King Agreement, all unvested stock options held by Mr. King have been terminated as of November 26, 2006, excluding options that would have otherwise vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. King does not materially breach certain specified provisions of the King Agreement. In accordance with the King Agreement, the exercise price of Mr. King’s vested stock options were increased to an amount equal to the fair market value of the stock on the correct accounting measurement date as determined in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006 and the exercise price of certain vested options were further increased by the amount by which the aggregate exercise price of stock options previously exercised by Mr. King would have been increased had the stock options not been previously exercised. Mr. King’s vested options, if unexercised, will expire no later than June 30, 2008. The King Agreement also subjects Mr. King to non-competition and non-solicitation covenants until December 31, 2009. In addition, the King Agreement provides that Mr. King’s severance agreement with us is terminated, Mr. King’s salary will be reduced during the transition period and Mr. King will not be eligible to participate in our bonus plans, and Mr. King will be eligible to receive certain of our provided health benefits through December 31, 2009, the estimated cost of which is not material.
On November 26, 2006, Warren D. Edwards resigned as our Executive Vice President and Chief Financial Officer. In connection therewith, on November 26, 2006 we and Mr. Edwards entered into a separation agreement (the “Edwards Agreement”). The Edwards Agreement provides, among other things, that Mr. Edwards will remain with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the Edwards Agreement, all unvested stock options held by Mr. Edwards have been terminated as of November 26, 2006, excluding options that would have otherwise vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. Edwards does not materially breach certain specified provisions of the Edwards Agreement. In accordance with the Edwards Agreement the exercise price of Mr. Edwards’ vested stock options were increased to an amount equal to the fair market value of the stock on the correct accounting measurement date as determined in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006. Mr. Edwards’ vested options, if unexercised, will expire no later than June 30, 2008. The Edwards Agreement also subjects Mr. Edwards to non-competition and non-solicitation covenants until December 31, 2009. In addition, the Edwards Agreement provides that Mr. Edwards’ severance agreement with us is terminated, Mr. Edwards’ salary will be reduced during the transition period and Mr. Edwards will not be eligible to participate in our bonus plans, and Mr. Edwards will be eligible to receive certain of our provided health benefits through December 31, 2009, the estimated cost of which is not material.
On September 29, 2005, Jeffrey A. Rich submitted his resignation as a director and Chief Executive Officer. On September 30, 2005 we entered into an Agreement with Mr. Rich, which, among other things, provided the following: (i) Mr. Rich remained on our payroll and was paid his then current base salary (of $820 thousand annually) through June 30, 2006; (ii) Mr. Rich was not eligible to participate in our performance-based incentive compensation program in fiscal year 2006; (iii) we purchased from Mr. Rich all options previously granted to Mr. Rich that were vested as of the date of the Agreement in exchange for an aggregate cash payment, less applicable income and payroll taxes, equal to the amount determined by subtracting the exercise price of each such vested option from $54.08 per share and all such vested options were terminated and cancelled; (iv) all options previously granted to Mr. Rich that were unvested as of the date of the Agreement were terminated (such options had an in-the-money value of approximately $4.6 million based on the closing price of our stock on the New York Stock Exchange on September 29, 2005); (v) Mr. Rich received a lump sum cash payment of $4.1 million; (vi) Mr. Rich continued to receive executive benefits for health, dental and vision through

September 30, 2007; (vii) Mr. Rich also received limited administrative assistance through September 30, 2006; and (viii) in the event Mr. Rich established an M&A advisory firm by January 1, 2007, we agreed to retain such firm for a two year period from its formation for $250 thousand per year plus a negotiated success fee for completed transactions. The Agreement also contains certain standard restrictions, including restrictions on soliciting our employees for a period of three years and soliciting our customers or competing with us for a period of two years. Mr. Rich has established an M&A advisory firm and in June 2006, we entered into an agreement with Rich Capital LLC, an M&A advisory firm owned by Mr. Rich. The agreement is for two years, during which time we will pay a total of $0.5 million for M&A advisory services, payable in equal quarterly installments. We paid $63 thousand related to this agreement through June 30, 2006. However, we have currently suspended payment under this agreement pending a determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.
SIGNIFICANT DEVELOPMENTS
Potential Sale of the Company
On March 20, 2007, we received a proposal from Darwin Deason, our Chairman, and Cerberus Capital Management, L.P. (“Cerberus”), on behalf of certain funds and accounts managed by it or its affiliates to acquire all of the outstanding shares of the Company for $59.25 per share in cash, other than certain shares and options held by Mr. Deason and members of our management team. On April 21, 2007, we received a revised proposal from Mr. Deason and Cerberus to acquire, for a cash purchase price of $62 per share, all of the outstanding shares of our common stock, other than certain shares and options held by Mr. Deason and members of our management team that would be rolled into equity securities of the acquiring entity in connection with the proposed transaction.
Our Board of Directors has appointed a special committee of independent directors (the “Special Committee”) to evaluate our strategic alternatives, including the proposal from Mr. Deason and Cerberus, and expects to make a recommendation to the Board of Directors following its consideration of all strategic alternatives, including the proposal and all others received, in due course. The Special Committee has engaged its own legal counsel and financial advisors to assist in its review. We accrued approximately $0.6 million in legal and other costs related to this potential transaction in the third quarter of fiscal year 2007.
New Business
During the third quarter of fiscal year 2007, we signed contracts with new clients and incremental business with existing clients representing $156.2 million of annualized recurring revenue and $703 million in total contract value. We define new business signings as recurring revenue from new contracts, including the incremental portion of renewals, signed during the period and represent the estimated first twelve months of revenue to be recorded under that contract after full implementation. The Commercial segment contributed 71% of the new contract signings (based on annual recurring revenues) including contracts with GlaxoSmithKline, Sprint/Nextel and DCP Midstream. The Government segment contributed 29% of the new contract signings (based on annual recurring revenues) including contracts with the U.S. Department of Labor and Indiana Department of Child Services.
Acquisitions
In July 2006, we completed the acquisition of Primax Recoveries, Inc. (“Primax”), one of the industry’s oldest and largest health care cost recovery firms. The transaction was valued at approximately $40 million, plus related transaction costs excluding contingent consideration of up to $10 million based upon future financial performance and was funded from cash on hand and borrowings on our Credit Facility (defined in Liquidity and Capital Resources). This acquisition expanded our healthcare payor offering to include subrogation and overpayment recovery services to help our clients improve profitability while maintaining their valued relationships with plan participants, employers and providers. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 12, 2006.
In October 2006, we completed the acquisition of Systech Integrators, Inc. (“Systech”), an information technology solutions company offering an array of SAP software services. Systech’s services include SAP consulting services, systems integration and custom application development and maintenance. The transaction was valued at approximately $63.8 million plus contingent payments of up to $40 million based on future financial performance. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility. This acquisition enhanced our position as a comprehensive provider of SAP services across numerous markets. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, October 2, 2006.

Review of Stock Option Grant Practices
Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Review of Stock Option Grant Procedures for a discussion of the results of our internal investigation of our stock option grant practices during the second quarter of fiscal year 2007.
Departure of Executive Officers
Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Departure of Executive Officers for a discussion of the departure of our executive officers during the second quarter of fiscal year 2007.
Credit Arrangements
Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility for a discussion of the amendments, consents and waivers we have received from the lenders under our Credit Facility.
Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Notes for a discussion of the declaratory action with respect to the alleged default and purported acceleration of our Senior Notes.
Restructuring and other activities
During fiscal year 2006, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we began certain restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions. We estimate a total of 2,400 employees will be involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions will be migrated to lower cost markets. As of March 31, 2007, approximately 2,300 employees have been involuntarily terminated. We anticipate the costs savings related to these involuntary terminations will be approximately $122 million ($89 million related to terminations in the first nine months of fiscal year 2007) of wages and benefits per year; however, some of the cost savings from these involuntary terminations will be reinvested in subject matter experts, project management talent and sales personnel as we look to further promote those lines of businesses that reflect the greatest potential for growth. Our assessment activities are ongoing and may result in further restructuring and related charges, the amount and timing of which cannot be determined at this time.
In our Commercial segment, we recorded a restructuring charge for involuntary termination of employees of $1.3 million and $5.9 million during the three and nine months ended March 31, 2007, respectively, which is reflected in wages and benefits in our Consolidated Statements of Income, and $1.5 million and $2.4 million during the three and nine months ended March 31, 2007, respectively, for lease termination fees, impairments of facility costs and facility shutdown charges, which are reflected as part of total operating expenses in our Consolidated Statements of Income.
In our Government segment, we recorded a restructuring charge for involuntary termination of employees of $0.3 million and $0.7 million during the three and nine months ended March 2007, which is reflected in wages and benefits in our Consolidated Statements of Income. In the third quarter of fiscal year 2007, we recorded approximately $0.5 million related to the consolidation of solution development groups within the Government segment.
The following table summarizes activity for the accrual for involuntary termination of employees for the three and nine months ended March 31, 2007 (in thousands), exclusive of the Acquired HR Business (defined below):

Balance at December 31, 2006	$1,137
Accrual recorded	1,593
Payments	(1,428)

Balance at March 31, 2007	$1,302

Balance at June 30, 2006	$899
Accrual recorded	6,653
Payments	(6,250)

Balance at March 31, 2007	$1,302

The March 31, 2007 accrual for involuntary termination of employees is expected to be paid primarily in fiscal year 2007 from cash flows from operating activities. Our severance plan provides for severance payments to be paid out over a period of time following termination based on service.

During fiscal year 2005, we acquired the human resources consulting and outsourcing businesses of Mellon Financial Corporation (the “Acquired HR Business”). In the fourth quarter of fiscal year 2006, we substantially completed the integration of the Acquired HR Business. The integration included the elimination of redundant facilities, marketing and overhead costs, and the consolidation of processes from the historical cost structure of the acquired Mellon organization. The liabilities recorded at closing for the Acquired HR Business include $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the three and nine months ended March 31, 2007, $0.1 million and $1.4 million in involuntary employee termination payments, respectively, were made and charged against accrued compensation bringing the total payments made to $17 million. We also recorded a $3.1 million and a $1.2 million reduction to the accrual and to goodwill in fiscal year 2006 and the first quarter of fiscal year 2007, respectively, as a result of a change in our estimates of severance to be paid. As of March 31, 2007, the balance of the related accrual was $1 million and is expected to be paid primarily in fiscal year 2007 and the first quarter of fiscal year 2008 from cash flows from operating activities with any unused balance to be credited to goodwill.
Sale of Minority Interest in a Professional Services Business
In the third quarter of fiscal year 2007, we sold a minority interest in a professional services company, which was accounted for under the equity method, for approximately 11.5 million Euros (approximately $15.3 million). We recorded a gain on the sale of our minority interest of approximately 6.9 million Euros (approximately $9.1 million) in other non-operating (income) expense, net.
Share Repurchase Programs
In June and August 2006, our Board of Directors authorized two share repurchase programs of up to $1 billion each of our Class A common stock. The programs, which are open ended, allow us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. As of March 31, 2007, we had repurchased approximately 19.9 million shares under the June 2006 authorization at an average cost of approximately $50.30 per share (approximately $1 billion) all of which have been retired, of which 14.4 million shares with an average cost of approximately $50.64 per share (approximately $730.7 million) were purchased and retired in the first quarter of fiscal year 2007. No repurchases have been made under the August 2006 authorization as of the date of this filing. We expect to fund repurchases under this additional share repurchase program from borrowings under our Credit Facility.
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
Related Party Transactions
See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Potential Sale of the Company above for a discussion of the proposal received from our Chairman, Darwin Deason, and Cerberus to acquire all of the outstanding shares of the Company.
Prior to 2002 we had guaranteed $11.5 million of certain loan obligations owed to Citicorp USA, Inc. by DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). Our Chairman owns a majority interest in DDH. In consideration for that guaranty, we had access to corporate aircraft at favorable rates. In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. As partial consideration for the release of our corporate guaranty, we agreed to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. We anticipate that these administrative services will cease prior to June 30, 2007 as a result of the wind down of the DDH operations. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. As of June 30, 2006, we had $0.6 million remaining in prepaid flights with DDH. In the second quarter of fiscal year 2007, we were notified by DDH of its intent to wind down operations; therefore, we recorded a charge of $0.6 million related to the unused prepaid charter flights.
Contract with the Department of Education
The CSB contract is our largest contract. We have provided loan servicing for the Department of Education’s Direct Student Loan program for over ten years. In 2003 the Department conducted a competitive procurement for its “Common Services for Borrowers” initiative (“CSB”). CSB was a modernization initiative which integrated a number of services for the Department, allowing the Department to increase service quality while saving overall program costs. In November 2003, the Department awarded us the CSB contract. Under this contract we provide comprehensive loan servicing, consolidation loan processing, debt collection services on delinquent accounts, IT infrastructure operations and support, maintenance and development of information systems, and portfolio management services for the Department of Education’s Direct Student Loan program. We are also developing software for use in delivering these services. The CSB contract has a 5-year base term which began in January 2004 and provides the Department of Education five one-year options to extend after the base term. We estimate that our revenues from the CSB contract will exceed $1 billion in total over the base term of the contract. Annual revenues from this contract represented approximately 4% of our fiscal year 2006 revenues.
Through March 31, 2007 our capitalized expenditures for software development under the CSB contract have totaled approximately $116 million, of which approximately $39 million has been implemented with the current production system. Our model for development of software under the CSB contract may change and we may only be able to use a portion of the uncompleted software with the current production system. As a result, we may incur a material, non-cash, impairment of a portion of our remaining capitalized software development costs, which aggregate approximately $77 million. However, we currently cannot determine the amount, if any, of this potential impairment of our capitalized development costs.
Government Healthcare Contract
In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). There was a protest of the contract award; however, DHHS requested that we commence performance under the contract. One of the parties protesting the contract has continued to seek administrative and legal relief to set aside the contract award. However, we continued our performance of the contract at the request of DHHS. On June 12, 2006, we reported that contract issues had arisen and each of ACS and DHHS alleged that the other party has breached the contract. The parties entered into a series of standstill agreements in order to permit discussion of their respective issues regarding the contract and whether the contract would be continued or terminated. On July 14, 2006, the DHHS sent us a letter notifying us of the termination of the contract. We filed in the General Court of Justice, Superior Court Division, in Wake County, North Carolina, a complaint and motion to preserve records related to the contract. Subsequent to the filing of the complaint, North Carolina produced records and represented to the Court that all records had been produced, after which the complaint was dismissed. In a letter dated August 1, 2006, DHHS notified us of its position that the value of reductions in compensation assessable against the compensation otherwise due to us under the contract is approximately $33 million. On August 14, 2006, we provided a detailed response to that August 1, 2006 letter contending that there should be no reductions in compensation owed to us. Also, on August 14, 2006 and in accordance with the contract, we submitted our Termination Claim to DHHS seeking additional compensation of approximately $27.1 million. On January 22, 2007, we filed a complaint in the General Court of Justice, Superior Court Division, in Wake County, North Carolina against DHHS and the Secretary of DHHS seeking to recover damages in excess of $40 million that we have suffered as the result of actions of DHHS and its Secretary. Our claim was based on breach of contract; breach of implied covenant of good faith and fair dealing; breach of warranty; and misappropriation of our trade secrets. In the complaint we also requested the court to grant a declaratory judgment that we were not in default under the contract; and a permanent injunction against the State from using our proprietary materials and disclosing our proprietary material to third parties. During the fourth quarter of fiscal year 2006, we recorded a charge to revenue of approximately $3.9 million related to our assessment of realization of amounts previously recognized for the North Carolina MMIS contract.
On March 22, 2007, we settled all issues with DHHS. Pursuant to the settlement, DHHS rescinded its June 6, 2006 notice of intent to terminate the NCMMIS contract and its July 14, 2006 notice of termination and the parties agreed to a mutual termination of the contract. We agreed, as part of the settlement, to license to DHHS certain work product we produced in connection with the NCMMIS contract and DHHS has agreed to pay us the aggregate amount of $10.5 million in four installments beginning on or before March 31, 2007 and ending on or before June 30, 2008. We recognized $3.4 million in revenue in the third quarter of fiscal year 2007 related to this settlement. In addition, we may provide certain new services to DHHS under new contracts with a term of two years and will be compensated based on achieving certain levels of cost savings.

SUBSEQUENT EVENTS
In April 2007, we acquired certain assets of Albion, Inc., a company specializing in integrated eligibility software solutions. The purchase price of $25.5 million, subject to certain adjustments, was funded through a combination of cash and borrowings under our Credit Facility. We believe this acquisition will enhance our capabilities in the Health and Human Services (“HHS”) sector. The acquisition enables us to address key HHS challenges facing State and Local government clients, including: expensive legacy systems; a need for cost effectiveness; and a client-centered approach to service delivery. The acquired proprietary @Vantage software addresses these clients’ challenges while meeting Federal financial support requirements for a commercial, off-the-shelf (COTS) solution.
In April 2007, we acquired CDR Associated, LLC (“CDR”), a leading provider of credit balance audit recovery and software services to healthcare payers, providers and State Medicaid agencies. The purchase price of $28.2 million, plus transaction costs, was funded from cash on hand and borrowings under our Credit Facility. We believe this acquisition strengthens our position as a leading BPO provider to the healthcare industry. The acquisition expands our service mix in the healthcare payer and provider markets and provides a platform to bridge the gap between the payer and provider communities.

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

	Three months ended March 31,				Nine months ended March 31,
	2007	2006	$ Growth	Growth %	2007	2006	$ Growth	Growth %
Consolidated

Total Revenues	$1,440,546	$1,314,455	$126,091	10%	$4,252,745	$3,972,959	$279,786	7%
Less: Divestitures	—	(2,907)	2,907		(856)	(104,276)	103,420

Adjusted	$1,440,546	$1,311,548	$128,998	10%	$4,251,889	$3,868,683	$383,206	10%

Acquired revenues	$47,048	$—	$47,048	4%	$216,949	$15,333	$201,616	5%
Internal revenues	1,393,498	1,311,548	81,950	6%	4,034,940	3,853,350	181,590	5%

Total	$1,440,546	$1,311,548	$128,998	10%	$4,251,889	$3,868,683	$383,206	10%

Commercial

Total Revenues	$858,155	$790,278	$67,877	9%	$2,557,960	$2,341,050	$216,910	9%
Less: Divestitures	—	—	—		—	—	—

Adjusted	$858,155	$790,278	$67,877	9%	$2,557,960	$2,341,050	$216,910	9%

Acquired revenues	$46,544	$—	$46,544	6%	$124,277	$—	$124,277	5%
Internal revenues	811,611	790,278	21,333	3%	2,433,683	2,341,050	92,633	4%

Total	$858,155	$790,278	$67,877	9%	$2,557,960	$2,341,050	$216,910	9%

Government

Total Revenues	$582,391	$524,177	$58,214	11%	$1,694,785	$1,631,909	$62,876	4%
Less: Divestitures	—	(2,907)	2,907		(856)	(104,276)	103,420

Adjusted	$582,391	$521,270	$61,121	12%	$1,693,929	$1,527,633	$166,296	11%

Acquired revenues	$504	$—	$504	—	$92,672	$15,333	$77,339	5%
Internal revenues	581,887	521,270	60,617	12%	1,601,257	1,512,300	88,957	6%

Total	$582,391	$521,270	$61,121	12%	$1,693,929	$1,527,633	$166,296	11%

RESULTS OF OPERATIONS
Information for the three and nine months ended March 31, 2006 has been restated in the following table, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Review of Stock Option Grant Practices.
The following table sets forth the items from our Consolidated Statements of Income expressed as a percentage of revenues. Please refer to the comparisons below for discussion of items affecting these percentages.

	Three months ended		Nine months ended
	March 31,		March 31,
		2006		2006
	2007	(as restated)	2007	(as restated)
Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues:
Wages and benefits	47.8	49.0	47.6	47.9
Services and supplies	21.2	20.8	21.5	21.9
Rent, lease and maintenance	12.1	11.9	12.5	12.0
Depreciation and amortization	6.1	5.5	6.0	5.3
Other	0.6	1.5	0.6	0.8

Total cost of revenues	87.8	88.7	88.2	87.9

Gain on sale of business	—	(0.2)	—	(0.8)
Other operating expenses	0.9	1.0	1.1	1.1

Total operating expenses	88.7	89.5	89.3	88.2

Operating income	11.3	10.5	10.7	11.8

Interest expense	3.2	1.1	3.3	1.0
Other non-operating (income) expense, net	(0.8)	0.1	(0.5)	(0.1)

Pretax profit	8.9	9.3	7.9	10.9

Income tax expense	3.2	3.4	2.8	4.0

Net income	5.7%	5.9%	5.1%	6.9%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006
Revenues
In the third quarter of fiscal year 2007, our revenues increased $126.1 million, or 10%, to $1.4 billion from $1.3 billion in the third quarter of fiscal year 2006. Internal revenue growth for the third quarter of fiscal year 2007 was 6% and the remainder of the revenue growth was related to acquisitions. Excluding revenues related to divested operations, revenues increased $129 million, or 10% from the third quarter of fiscal year 2006.
Revenue in our Commercial segment, which represents 60% of consolidated revenue for the third quarter of fiscal year 2007, increased $67.9 million, or 9%, to $858.2 million in the third quarter of fiscal year 2007 compared to the same period last year. Internal revenue growth was 3%, due primarily to increased revenue related to contracts with MeadWestvaco, Sprint/Nextel, Disney, GlaxoSmithKline, Aetna, Humana, Burger King, University of Phoenix and Blue Cross Blue Shield offset by declines for General Motors and SBC Communications. The items discussed above collectively represent approximately 92% of our internal revenue growth for the period in this segment. Revenue growth from acquisitions was 6% for the third quarter of fiscal year 2007, primarily related to the Intellinex, Primax and Systech acquisitions completed in May, July and October 2006, respectively.
Revenue in our Government segment, which represents 40% of consolidated revenue for the third quarter of fiscal year 2007, increased $58.2 million, or 11%, to $582.4 million in the third quarter of fiscal year 2007 compared to the same period last year. Excluding revenues related to divested operations, revenues increased $61.1 million, or 12% from the third quarter of fiscal year 2006, all from internal growth. We experienced growth in the following areas: (i) international and domestic transportation contracts, including contracts with the New Jersey Transit Authority and Melbourne, Australia for fare collections and Maryland EZPass system; (ii) Medicaid and pharmacy benefit management contracts, including our Texas, North Dakota and New Hampshire contracts; (iii) children and youth services and electronic payment services contracts, including our Indiana Eligibility contract; and (iv) government information technology contracts including our contract with the State of Maryland; offset by lower revenue for our unclaimed property clearinghouse services. We also recorded approximately $3.4 million in revenue during the fiscal year 2007 quarter related to the settlement of our contract dispute with the State of North Carolina. The areas discussed above collectively represent approximately 94% of our internal revenue growth for the period in this segment.
Operating Expenses
Wages and benefits increased $45.1 million or 7% to $689.3 million. As a percentage of revenue, wages and benefits decreased 1.2% to 47.8% in the third quarter of fiscal year 2007 from 49% in the third quarter of fiscal year 2006. During the third quarter of fiscal years 2007 and 2006, we recorded $1.6 million and $2.8 million, respectively, of compensation expense related to our restructuring activities. In the third quarter of fiscal year 2006, we recorded $2.9 million in incremental transaction expenses related to the Acquired HR Business. Approximately 0.2% of the decrease as a percentage of revenue was due to the completion of the transition process on several contracts in our finance and accounting line of business which began in fiscal year 2006. During the transition phase of these contracts we incurred higher wages and benefit costs than the operational phase.
Services and supplies increased $31.7 million, or 11.6%, to $304.7 million. As a percentage of revenue, services and supplies increased 0.4% to 21.2% in the third quarter of fiscal year 2007 from 20.8% in the third quarter of fiscal year 2006. During the third quarter of fiscal year 2007, we recorded $0.6 million in other costs associated with the ongoing stock option investigations and shareholder derivative lawsuits. Increased revenue in our international and domestic transportation services contributed approximately a 1% as a percentage of revenue increase in services and supplies. This increase was offset by a 0.4% decrease as a percentage of revenue due to a decline in our unclaimed property clearinghouse services which have a higher component of services and supplies expense than our other operations. Cost savings initiatives in travel expenses also contributed a decrease of approximately 0.1% as a percentage of revenue.
Rent, lease and maintenance increased $17.6 million, or 11.2%, to $174.1 million. As a percentage of revenue, rent, lease and maintenance increased 0.2%, to 12.1%. During the third quarter of fiscal year 2007, we recorded $1.6 million related to our restructuring activities, primarily due to lease termination fees. Software costs increased 0.8% as a percentage of revenue primarily due to new business and higher rates during fiscal year 2007. This increase was offset by a decrease of approximately 0.6% as a percentage of revenue due to increased revenues in our Government international and domestic transportation services and Commercial human resource services which have a lower component of rent, lease and maintenance costs than our other operations.
Depreciation and amortization increased $15.1 million, or 20.7%, to $88 million. As a percentage of revenue, depreciation and amortization increased 0.6%, to 6.1%, in the third quarter of fiscal year 2007 from 5.5% in the third quarter of fiscal year 2006. This increase was due to capital expenditures during fiscal year 2006 and the first nine months of fiscal year 2007 primarily in our information technology services business.
Other expenses decreased $11.9 million, or 58.6%, to $8.4 million. As a percentage of revenue, other expenses decreased 0.9%, to 0.6%, in the third quarter of fiscal year 2007 from 1.5% in the third quarter of fiscal year 2006. Other expenses for the third quarter of fiscal year 2006 included $5 million related to the settlement of various contract disputes with a client, approximately $2.1 million and $8.4 million related to a contract loss accrual and asset impairment charges, respectively, for another client and approximately $0.2 million related to our restructuring activities. During the third quarter of fiscal year 2007, we recorded approximately $0.1 million in other expenses for an asset impairment.

Other operating expenses increased $1 million or 8.4% to $13.5 million. As a percentage of revenue other operating expenses decreased 0.1%, to 0.9%, and includes the following (in millions).

	For the three months ending
	March 31,
	2007	2006
Commercial segment:
Litigation settlement	$2.2	$—
Provision for uncollectible accounts receivable related to the loss of a sub-prime lending client due to bankruptcy	1.5	—

Government segment:
Provision for uncollectible accounts receivable retained in connection with the sale of the majority of our Federal business in fiscal year 2004	—	2.4

Corporate segment:
Aircraft impairment	—	0.3
Legal costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	3.7	—
Legal costs associated with the potential sale of the Company	0.6	—
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	—	1.3

Total	$8.0	$4.0

As a percentage of revenue	0.5%	0.3%

Operating Income
Operating income increased $24.7 million, or 17.9%, to $162.6 million. As a percentage of revenue operating income increased 0.8% to 11.3% in the third quarter of fiscal year 2007 from 10.5% in the third quarter of fiscal 2006. Operating income in the third quarter of fiscal years 2007 and 2006 was impacted by the items discussed above, including the following (in millions):

	For the three months ending
	March 31,
	2007	2006
Commercial segment:
Costs related to our restructuring activities	$(2.8)	$(3.0)
Incremental transaction costs related to the Acquired HR Business	—	(2.9)
Litigation settlement	(2.2)	—
Provision for uncollectible accounts receivable and other charges related to the loss of a sub-prime lending client due to bankruptcy	(1.6)	—
Asset impairment	(0.4)	—

Government segment:
Revenue related to the settlement of the North Carolina contract dispute	3.4	—
Gain on sale of Government welfare-to-workforce services business	—	2.7
Provision for uncollectible accounts receivable retained in connection with the sale of the majority of our Federal business in fiscal year 2004	—	(2.4)
Costs related to our restructuring activities	(0.9)	(1.0)

Corporate segment:
Legal and other costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	(4.3)	—
Legal costs associated with the potential sale of the Company	(0.6)	—
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	—	(1.3)
Aircraft impairment	—	(0.3)
Total	$(9.4)	$(8.2)

As a percentage of revenue	(0.7)%	(0.6)%

Operating income during the third quarter of fiscal year 2006 also includes losses of $21.9 million related to two underperforming multi-scope human resources contracts (included in various cost of revenues categories). Of this $21.9 million loss, $5 million was related to settlement of various contract disputes with a client, and approximately $2.1 million and $8.4 million related to a contract loss accrual and asset impairment charges, respectively, for another client. These reserves, contract loss accrual and asset impairment are included in other expenses above.
Interest Expense
Interest expense increased $30.6 million, to $46.4 million, primarily due to interest expense on cash borrowed to finance our share repurchase programs during fiscal years 2006 and 2007.
Other non-operating (income) expense, net
Other non-operating income, net, increased $12.9 million to $12.3 million primarily due to a gain of $9.1 million on the sale of a minority interest in a professional services business as well as increased interest income on cash investments as a result of higher average cash balances during the current year quarter.
COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2007 TO THE NINE MONTHS ENDED MARCH 31, 2006
Revenues
In the first nine months of fiscal year 2007, our revenues increased $279.8 million, or 7%, to $4.3 billion from $4 billion in the first nine months of fiscal year 2006. Internal revenue growth for the first nine months of fiscal year 2007 was 5% and the remainder of the revenue growth was related to acquisitions. Excluding revenues related to divested operations, revenues increased $383.2 million, or 10% from the first nine months of fiscal year 2006.
Revenue in our Commercial segment, which represents 60% of consolidated revenue for the first nine months of fiscal year 2007, increased $216.9 million, or 9%, to $2.6 billion in the first nine months of fiscal year 2007 compared to the same period last year. Internal revenue growth was 4%, due primarily to increased revenue related to contracts with Sprint/Nextel, MeadWestvaco, GlaxoSmithKline, Humana, Disney, Aetna and Unum Provident offset by declines for General Motors and SBC Communications. The items discussed above collectively represent 90% of our internal revenue growth for the period in this segment. Revenue growth from acquisitions was 5% for the nine months ended March 31, 2007, primarily related to the Intellinex, Primax and Systech acquisitions completed in May, July and October 2006, respectively.
Revenue in our Government segment, which represents 40% of consolidated revenue for the first nine months of fiscal year 2007, increased $62.9 million, or 4% to $1.7 billion in the first nine months of fiscal year 2007 compared to the same period last year. Revenue growth from acquisitions was 5% primarily due to the acquisition of the Transport Revenue division of Ascom AG (“Transport Revenue”) completed in the second quarter of fiscal year 2006. Excluding revenues related to divested operations, revenues increased $166.3 million, or 11% from the first nine months of fiscal year 2006. Internal revenue growth was 6% for the first nine months of fiscal year 2007. We experienced growth in the following areas: (i) our international and domestic transportation contracts, including contracts for the New Jersey Transit Authority and Melbourne, Australia for fare collection, Maryland EZPass, Los Angeles Transit Authority and our commercial vehicle operations contract; (ii) our Medicaid and pharmacy benefit management contracts, including our Texas Florida Choice, New Hampshire and North Dakota Medicaid contracts; (iii) our children and youth services and electronic payment services contacts, including our Michigan and Ohio electronic payment services and Indiana Eligibility contracts; and (iv) Government information technology business, including our contract with the State of Maryland. This growth was offset by declines in revenue related to our Department of Education and Texas CHIP contracts and lower revenues related to our unclaimed property clearinghouse services. The areas discussed above collectively represent 92% of our internal revenue growth for the period in this segment.
Operating Expenses
Wages and benefits increased $117.4 million, or 6.2%, to $2 billion. As a percentage of revenue, wages and benefits decreased 0.3% to 47.6% for the first nine months of fiscal year 2007 from 47.9% in the first nine months of fiscal year 2006. In the first nine months of fiscal years 2007 and 2006, we recorded $6.7 million and $7.5 million, respectively, of compensation expense related to our restructuring activities. In the first nine months of fiscal year 2007, we recorded compensation expense of $1.1 million related to our efforts to relocate domestic functions to offshore facilities. In the first quarter of fiscal year 2006 we recorded compensation expense of $5.4 million, or 0.1% as a percentage of revenue, related to the departure of Jeffrey A. Rich, a former Chief Executive Officer. During the first nine months of fiscal year 2006, we recorded $2.9 million in incremental transaction expenses related to the Acquired HR Business.
Services and supplies increased $44.1 million, or 5.1%, to $913.7 million. As a percentage of revenue, services and supplies decreased 0.4%, to 21.5% for the first nine months of fiscal year 2007 from 21.9% in the same period last year. In the first nine months of fiscal year 2007, we recorded $1.3 million in other costs associated with the ongoing stock option investigations and shareholder derivative lawsuits. In the first nine months of both fiscal years 2007 and 2006, we recorded $0.5 million in costs related to our restructuring activities. In the first nine months of fiscal year 2007, we recorded $0.2 million in costs related to our efforts to relocate domestic functions to offshore facilities. Increased revenue in our international and domestic transportation services contributed approximately 0.9% as a percentage of revenue increase in services and supplies. This increase was offset by a 0.4% decrease as a percentage of revenue due to a decline in our unclaimed property clearinghouse services which have a higher component of services and supplies than our other operations. Certain cost savings initiatives in fiscal year 2007 also contributed a decrease of approximately 0.2% as a percentage of revenue.
Rent, lease and maintenance increased $55 million, or 11.6%, to $530.2 million. As a percentage of revenue, rent, lease and maintenance increased 0.5%, to 12.5%, in the first nine months of fiscal year 2007 from 12% in the first nine months of fiscal year 2006. During the first nine months of fiscal years 2007 and 2006, we recorded $2.1 million and $0.5 million, respectively, related to our restructuring activities. Software costs increased 0.8% as a percentage of revenue primarily due to new business and higher rates during fiscal year 2007. This increase was offset by a decrease of approximately 0.6% as a percentage of revenue due to increased revenues in our government international and domestic transportation services and commercial human resource services which have a lower component of rent, lease and maintenance costs than our other operations.
Depreciation and amortization increased $43.4 million, or 20.6%, to $254.9 million. As a percentage of revenue, depreciation and amortization increased 0.7%, to 6%, in the first nine months of fiscal year 2007 from 5.3% in the first nine months of fiscal year 2006. This increase was primarily due to capital expenditures during fiscal year 2006 and the first nine months of fiscal year 2007 in our information technology services business.
Other expenses decreased $3.9 million, or 12.2%, to $28.2 million. As a percentage of revenue, other expenses decreased 0.2%, to 0.6%, in the first nine months of fiscal year 2007 from 0.8% in the first nine months of fiscal year 2006. Other expenses for the first nine months of fiscal year 2006 included $5 million related to the settlement of various contract disputes with a client, and approximately $2.1 million and $8.4 million related to a contract loss accrual and asset impairment charges, respectively, for another client. During the first nine months of fiscal year 2007 and 2006, we recorded $0.4 million and $1.8 million, respectively, in other costs related to our restructuring activities. During the first nine months of fiscal year 2007, we recorded approximately $1 million in other expenses related to asset impairments.
Gain on sale of business for the nine months ended March 31, 2006 was related to the sale of our Government welfare-to-workforce services business in the third quarter of fiscal year 2006.

Other operating expense increased $5 million to $48.3 million. As a percentage of revenue, other operating expense was 1.1% for both the nine months ended March 31, 2007 and 2006. The following items were included in other operating expense (in millions):

	For the nine months ending
	March 31,
	2007	2006
Commercial segment:
Litigation settlement	$2.2	$—
Provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients	—	3.0
Provision for uncollectible accounts receivable related to the loss of a sub-prime lending client due to bankruptcy	1.5	—

Government segment:
Provision for estimated legal settlement and uncollectible accounts receivable related to the welfare-to-workforce services business	—	3.3
Provision for uncollectible accounts receivable retained in connection with the sale of the majority of our Federal business in fiscal year 2004	—	2.4
Asset impairments	—	0.3
Legal settlements and related costs	—	0.5

Corporate segment:
Aircraft impairment	—	4.4
Legal settlements and related costs	—	2.6
Legal costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	24.7	—
Legal costs associated with the potential sale of the Company	0.6	—
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	—	4.0

Total	$29.0	$20.5

As a percentage of revenue	0.7%	0.5%

Operating Income
Operating income decreased $13.7 million, or 2.9%, to $453.8 million in the first nine months of fiscal year 2007 compared to the prior year. As a percentage of revenues, operating income decreased 1.1%, to 10.7%. Operating income in the first nine months of fiscal years 2007 and 2006 were impacted by the items discussed above, including the following (in millions):

	For the nine months ending
	March 31,
	2007	2006
Commercial segment:
Costs related to our restructuring activities	$(8.3)	$(7.7)
Litigation settlement	(2.2)	—
Provision for uncollectible accounts receivable and other charges related to the loss of a sub-prime lending client due to bankruptcy	(1.7)	—
Asset impairments and other charges	(1.3)
Costs related to our efforts to relocate domestic functions to offshore facilities	(1.2)	—
Provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients	—	(3.0)
Incremental transaction costs related to the Acquired HR Business	—	(2.9)

Government segment:
Gain on sale of Government welfare-to-workforce services business	—	32.5
Revenue related to the settlement of the North Carolina contract dispute	3.4	—
Cost related to our restructuring activities	(1.3)	(2.6)
Provision for estimated legal settlement and uncollectible accounts receivable related to the welfare-to-workforce services business	—	(3.3)
Provision for uncollectible accounts receivable retained in connection with the sale of the majority of our Federal business in fiscal year 2004	—	(2.4)
Legal settlements and related costs	—	(0.5)

Corporate segment:
Aircraft impairment	—	(4.4)
Legal and other costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	(26.0)	—
Compensation expense related to the departure of Jeffrey A. Rich, our former Chief Executive Officer	—	(5.4)
Legal settlements and related costs	—	(2.6)
Legal costs associated with the potential sale of the Company	(0.6)	—
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	—	(4.0)

Total	$(39.2)	$(6.3)

As a percentage of revenue	(0.9)%	(0.2)%

Operating income during the first nine months of fiscal year 2006 also includes losses of $21.9 million related to two underperforming multi-scope human resources contracts (included in various cost of revenues categories). Of this $21.9 million loss, $5 million was related to settlement of various contract disputes with a client, and approximately $2.1 million and $8.4 million related to a contract loss accrual and asset impairment charges, respectively, for another client. These reserves, contract loss accrual and asset impairment are included in other expenses above.
Interest Expense
Interest expense increased $97.9 million, to $140.5 million, primarily due to interest expense on cash borrowed to finance our share repurchase programs during fiscal years 2006 and 2007. Interest expense also includes $2.6 million in charges related to a waiver fee on our Credit Facility in the first nine months of fiscal year 2007, as well as approximately $2.9 million of estimated interest related to disallowed Section 162(m) executive compensation deductions discussed above in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Review of Stock Option Grant Practices.

Other non-operating (income) expense, net
Other non-operating income, net increased $18.8 million to $24.6 million primarily due to gains on long-term investments recorded in the first nine months of fiscal year 2007 and increased interest income on cash investments as a result of higher average cash balances during the current fiscal year. We recorded $2.4 million in gains related to foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and United States dollar revenue during the first nine months of fiscal year 2007 (as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources below). We recorded a $9.1 million gain on the sale of a minority interest in a professional services business during the first nine months of fiscal year 2007 as discussed above in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Developments.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
During the first nine months of fiscal year 2007, we generated approximately $395 million in cash flows provided by operating activities compared to $471.7 million in the first nine months of fiscal year 2006. Our cash flows provided by operating activities were impacted by the payment of interest on outstanding debt, which was higher during the nine months ended March 31, 2007 due to our share repurchase program. Cash paid for interest on outstanding debt was $121.1 million in the nine months ended March 31, 2007, compared to $28.8 million in the nine months ended March 31, 2006. Our cash flows provided by operating activities were also impacted by the timing of payments for accounts payable and employee compensation as well as payments for hardware and software maintenance during the first nine months of fiscal year 2007, as well as the following items (in millions):

	Nine months ended
	March 31,
	2007	2006
Cash paid for final settlement of the Mellon Financial Corporate (“Mellon”) transition services agreement (a)	$—	$(85.8)
Cash paid for incentive compensation to employees of the Acquired HR Business	—	(26.3)
Cash received for interest income	6.8	1.6
Cash paid for legal fees and other costs related to the investigations into our stock option grant practices, derivative lawsuits related to our stock option grant practices and the potential sale of the company as discussed above	(24.9)	—
Cash paid on tax, interest and penalties related to our stock option grant practices as discussed above	(35.0)	—

	$(53.1)	$(110.5)

(a)	Under the transition services agreement, Mellon provided certain accounting, treasury and payroll services for an interim period. As part of these services, Mellon was also paying certain operational costs on our behalf, such as employee related expenses and accounts payable. This agreement and the related timing of payments to Mellon had a favorable impact on our net cash provided by operating activities in the fourth quarter of fiscal year 2005 and a negative impact on our net cash provided by operating activities in the third quarter of fiscal year 2006 when the Acquired HR Business was fully integrated.
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

The following table sets forth the calculations of free cash flow (in thousands):

	Nine months ended
	March 31,
		2006
	2007	(As restated)
Net cash provided by operating activities	$394,977	$471,694
Purchases of property, equipment and software, net	(239,123)	(290,108)
Additions to other intangible assets	(30,266)	(28,386)

Free cash flow	$125,588	$153,200

During the first nine months of fiscal year 2007, net cash used in investing activities was $379.8 million compared to $446.1 million in the first nine months of fiscal year 2006. In the first nine months of fiscal year 2007, we used $120.5 million for acquisitions, primarily for the purchases of Systech and Primax, net of cash acquired, and contingent consideration payments on prior year acquisitions. In the first nine months of fiscal year 2006, we used $155.2 million for acquisitions, primarily for the purchases of Transport Revenue, LiveBridge, Inc., contingent consideration payments for Heritage Information Systems, Inc. and a payment related to the first quarter fiscal year 2005 BlueStar Solutions, Inc. acquisition. Cash used for the purchase of property, equipment and software and additions to other intangible assets was $269.4 million and $318.5 million for the nine months ended March 31, 2007 and 2006, respectively. The decrease in purchases of property, equipment and software in the nine months ended March 31, 2007 was driven by lower capital intensity of signed new business as well as continued internal focus to reduce expenditures. During the first nine months of fiscal year 2006, we used $16.5 million to acquire intangible assets in connection with the termination of a subcontractor arrangement. During the first nine months of fiscal years 2007 and 2006, we used $6.5 million and $25.5 million, respectively, to purchase long-term investments primarily related to our deferred compensation plans. During the first nine months of fiscal year 2007 we received approximately $15.3 million related to the sale of a minority interest in a professional services company as discussed above.
During the first nine months of fiscal year 2007 and 2006, net cash (used in) provided by financing activities was $(20.1 million) and $86.6 million, respectively. Such financing activities include net borrowings on our Credit Facility, proceeds from the exercise of stock options, excess tax benefits from stock-based compensation and proceeds from the issuance of treasury shares offset by purchases of treasury shares under our share repurchase programs.
Credit Facility
On July 6, 2006, we amended our secured term loan facility (“Term Loan Facility”) under our Credit Agreement dated March 20, 2006 (“Credit Facility”) and borrowed an additional $500 million on July 6, 2006 and an additional $500 million on August 1, 2006.
As a result of the increase to the facility, the Applicable Margin, as defined in the Credit Facility, increased to LIBOR plus 200 basis points. We used the proceeds of the Term Loan Facility increase to finance the purchase of shares of our Class A common stock under our June 2006 authorization and for the payment of transaction costs, fees and expenses related to the increase in the Term Loan Facility. The borrowing rate under the Term Loan Facility as of May 4, 2007 was approximately 7.32%.
Draws made under our credit facilities are made to fund cash acquisitions, share repurchases and for general working capital requirements. During the trailing twelve months ended March 31, 2007, the balance outstanding under our credit facilities for borrowings ranged from $861.1 million to $2.1 billion. At March 31, 2007, we had approximately $820.9 million available under our revolving credit facility after giving effect to outstanding indebtedness of $38.5 million and $140.6 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our revolving credit facility. At March 31, 2007, we had $1.8 billion outstanding under our Credit Facility, of which $1.8 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt, and of which $1.8 billion bore interest at approximately 7.32% and the remainder bore interest from 3.48% to 5.12%. As of March 31, 2007, we were in compliance with the covenants of our Credit Facility, as amended, as described further below.
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
On December 19, 2006, we entered into an Instrument of Resignation, Appointment and Acceptance with the Trustee and Wilmington Trust Company (herein so called), whereby the Trustee resigned as trustee, as well as other offices or agencies, with respect to the Senior Notes, and was replaced by Wilmington Trust Company. On January 8, 2007, the Court entered an order substituting Wilmington Trust Company for the Bank of New York. On January 16, 2007, Wilmington Trust Company filed an answer and counterclaim. The counterclaim seeks immediate payment of all principal and accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim seeks damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes. On February 5, 2007, we filed our answer denying the counterclaim.
On March 26, 2007, the Wilmington Trust Company filed a Motion for Summary Judgment as to our claim and its counterclaim. Our opposition to the Motion for Summary Judgment was filed on May 7, 2007, and on that date, we also filed a Cross Motion for Summary Judgment as to our claims and Wilmington Trust Company’s counterclaim.
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
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $14.4 million ($9 million, net of income tax), unamortized deferred financing costs of $2.8 million ($1.8 million, net of income tax) and unamortized discount of $0.6 million ($0.4 million, net of income tax) associated with our Senior Notes as of March 31, 2007 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.
Other credit arrangements
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2007, outstanding surety bonds of $524.4 million and $93.3 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $47.3 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
Credit Ratings
Following our tender offer completed in March 2006, our credit ratings were downgraded by Moody’s and Standard & Poor’s, both to below investment grade. Standard & Poor’s further downgraded us to BB upon our announcement in June 2006 of the approval by our Board of Directors of a new $1 billion share repurchase plan. Fitch initiated its coverage of us in August 2006 at a rating of BB, except for our Senior Notes which were rated BB-. Standard & Poor’s downgraded our credit rating further, to B+, following our announcement on September 28, 2006 that we would not be able to file our Annual Report on Form 10-K for the period ending June 30, 2006 by the September 28, 2006 extended deadline. On March 7, 2007, Standard & Poor’s raised our credit rating to BB, reflecting the filing of our Annual and Quarterly Reports. On March 20, 2007, following the announcement that ACS founder Darwin Deason and private equity fund Cerberus have proposed to buy the company, all three agencies have placed ACS on review for potential downgrade. There may be additional reductions in our ratings depending on the timing and amounts that may be drawn under our Credit Facility. As a result, the terms of any financings we choose to enter into in the future may be adversely affected. In addition, as a result of these downgrades, the sureties which provide performance bonds backing our contractual obligations could reduce the availability of these bonds, increase the price of the bonds to us or require us to provide collateral such as a letter of credit. However, we believe that we will continue to have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals. In addition, certain of our commercial outsourcing contracts provide that, in the event our credit ratings are downgraded to certain specified levels, the customer may elect to terminate its contract with us and either pay a reduced termination fee or in some instances, no termination fee. While we do not anticipate that the downgrading of our credit ratings will result in a material loss of commercial outsourcing revenue due to the customer’s exercise of these termination rights, there can be no assurance that such a credit ratings downgrade will not adversely affect these customer relationships.
Derivative instruments and hedging activities
In March 2007, we entered into a five-year amortizing interest rate swap agreement. The agreement is designated as a cash flow hedge of forecasted interest payments on the floating rate debt under our Credit Facility. The interest rate swap is structured such that we pay a fixed rate of interest of 4.897%, and receive a floating rate of interest based on one month LIBOR. As of March 31, 2007, the notional amount of the agreement totaled $700 million. The fair value of the agreement was $(0.6 million) reflects termination cash value. The fair value of the agreement, net of $0.2 million income tax, was reflected in accumulated other comprehensive income.
We hedge the variability of a portion of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of March 31, 2007, the notional amount of these agreements totaled 312 million pesos (approximately $27.8 million) and expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. As of March 31, 2007, the unrealized gain on these foreign exchange forward agreements, reflected in accumulated other comprehensive loss, net, was approximately $0.3 million ($0.2 million, net of income tax). As of June 30, 2006, the unrealized loss on these foreign exchange forward agreements, reflected in accumulated other comprehensive loss, was approximately $0.5 million ($0.3 million, net of income tax).
We have foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and United States dollar revenues. These agreements do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, we recorded gains on hedging instruments of $42,000 ($27,000, net of income tax) and $0.7 million ($0.4 million, net of income tax) for the three months ended March 31, 2007 and 2006, respectively and $2.4 million ($1.6 million, net of income tax) and $0.8 million ($0.5 million, net of income tax) for the nine months ended March 31, 2007 and 2006, respectively, in other non-operating income, net in our Consolidated Statements of Income. As of March 31, 2007, the notional amount of these agreements totaled $44.4 million Canadian dollars and $4 million U.S. dollars and are set to expire at various times over the next four years. As of March 31, 2007, a liability was recorded for the related fair value of approximately $1.9 million.
Share Repurchase Programs
In June and August 2006, our Board of Directors authorized two share repurchase programs of up to $1 billion each of our Class A common stock. The programs, which are open ended, allow us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. As of March 31, 2007, we had repurchased approximately 19.9 million shares under the June 2006 authorization at an average cost of approximately $50.30 per share (approximately $1 billion) all of which have been retired, of which 14.4 million shares with an average cost of approximately $50.64 per share (approximately $730.7 million) were purchased and retired in the first quarter of fiscal year 2007. No repurchases have been made under the August 2006 authorization as of the date of this filing. We expect to fund repurchases under this additional share repurchase program from borrowings under our Credit Facility.
Other
As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Review of Stock Option Grant Practices above, as a result of our internal investigation into our stock option grant practices, we restated certain of our previously filed consolidated financial statements and recorded cumulative adjustments for non-cash stock-based compensation expense totaling $51.2 million. While these expenses are non-cash, the income tax related impacts are expected to require the use of cash.
Through March 31, 2007, we have recorded approximately $39.7 million of additional income taxes, estimated penalties and interest related to disallowed Section 162(m) executive compensation deductions either resulting from revised measurement dates or due to factors unrelated to revised measurement dates, but which were previously believed to qualify for Section 162(m) deductions. At this time, we cannot predict when these Section 162(m) issues will be resolved; however, during the third quarter of fiscal year 2007, we paid approximately $35 million of estimated income taxes, penalties and interest related to these Section 162(m) issues in order to reduce future interest that would accrue on the amounts of estimated taxes, penalties and interest. This payment is reflected in cash flows from operating activities at March 31, 2007. At March 31, 2007, we have approximately $4.7 million of additional income taxes, estimated interest and penalties accrued related to these disallowed Section 162(m) executive compensation deductions. At this time, we cannot predict when the remaining Section 162(m) underpayment deficiencies, together with interest and penalties, if any, will be paid. We expect to fund any such payments from cash flows from operating activities.
We expect to pay to certain current and former employees approximately $9 million in order to compensate such individuals for any economic loss such individual may suffer as the result of the use of a measurement date that resulted in the option being granted at a below market option price. We anticipate the $9 million related to Section 409A will be paid to the affected individuals beginning in January 2008. We expect to fund any such payment from cash flows from operating activities, however, we have not yet determined the impact to our results of operations and financial condition. The increased exercise prices to be paid by optionholders upon their exercise is expected to offset a significant portion of the $9 million; however, the timing of any such exercises cannot be determined.
At March 31, 2007, we had cash and cash equivalents of $95.9 million compared to $100.8 million at June 30, 2006. Our working capital (defined as current assets less current liabilities) increased $84.4 million to $788.6 million at March 31, 2007 from $704.2 million at June 30, 2006. Our current ratio (defined as total current assets divided by total current liabilities) was 2 and 1.9 at March 31, 2007 and June 30, 2006, respectively. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 54% and 40% at March 31, 2007 and June 30, 2006, respectively.
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
DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
AS OF MARCH 31, 2007 (IN THOUSANDS):

		Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Senior Notes, net of unamortized discount (1)	$499,429	$—	$249,946	$—	$249,483
Long-term debt (1)	1,822,082	18,861	36,064	74,547	1,692,610
Capital lease obligations (1)	53,104	27,683	25,194	227	—
Operating leases (2)	1,186,973	335,347	536,209	245,900	69,517
Purchase obligations (3) (4)	31,510	12,818	18,692	—	—

Total Contractual Cash Obligations	$3,593,098	$394,709	$866,105	$320,674	$2,011,610

		Amount of Commitment Expiration per Period
	Total
	Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$140,627	$140,607	$20	$—	$—
Surety bonds	526,317	471,489	29,797	23,169	1,862

Total Commercial Commitments	$666,944	$612,096	$29,817	$23,169	$1,862

(1)	Excludes accrued interest of $17.4 million at March 31, 2007.

(2)	We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2013, which are included in operating leases in the table.

(3)	We have entered into various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2010, and are included in purchase obligations in the table.

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
We expect to contribute approximately $11 million to our pension plans in fiscal year 2007. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of March 31, 2007. In April 2007, we funded contributions of $6.1 million to the U.S. Plan, which is included in the estimate of 2007 fundings above. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies for discussion of our pension plans.
As discussed above, certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2007, outstanding surety bonds of $524.4 million and $93.3 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $47.3 million of letters of credit and $1.9 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
We are obligated to make contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the first nine months of fiscal year 2007, we made contingent consideration payments of $21.1 million and accrued $5 million related to acquisitions completed in prior years. The $5 million accrued in the third quarter was paid in the fourth quarter of fiscal year 2007. As of March 31, 2007, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $90.7 million. Upon satisfaction of the specified contractual criteria, such payments primarily result in a corresponding increase in goodwill.
We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of a majority of our Federal government business to Lockheed Martin Corporation completed in November 2003. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of March 31, 2007, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time. As discussed in Note 16 to our Consolidated Financial Statements, we have agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom during the period 1998-2000.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At March 31, 2007, we serviced a FFEL portfolio of approximately 2.2 million loans with an outstanding principal balance of approximately $32 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2007, other accrued liabilities include reserves which we believe to be adequate.
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
Share-Based Compensation
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) as of July 1, 2005. SFAS 123(R) requires us to recognize compensation expense for all share-based payment arrangements based on the fair value of the share-based payment on the date of grant. We elected the modified prospective application method for adoption, which requires compensation expense to be recorded for all stock-based awards granted after July 1, 2005 and for all unvested stock options outstanding as of July 1, 2005, beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, the remaining previously measured but unrecognized compensation expense, based on the fair value using revised grant dates as determined in connection with our internal investigation into our stock option grant practices (see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Review of Stock Option Grant Practices above) will be recognized as wages and benefits in the Consolidated Statements of Income on a straight-line basis over the remaining vesting period. For share-based payments granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the Consolidated Statements of Income in wages and benefits on a straight-line basis over the vesting period. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:
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
In December 2005, we adopted a pension plan for the U.S. employees of Buck Consultants, LLC, a wholly owned subsidiary, which was acquired in connection with the Acquired HR Business. The U.S. pension plan is a funded plan. We have established June 30 as our measurement date for this plan. The plan recognizes service for eligible employees from May 26, 2005, the date of the acquisition of the Acquired HR Business. We recorded prepaid pension costs and projected benefit obligation related to this prior service which will be amortized over approximately 9.3 years and included in the net periodic benefit costs which is included in wages and benefits in our Consolidated Statements of Income. The plan was unfunded as of March 31, 2007. In April 2007, we contributed $6.1 million to this plan.
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
We estimate the long-term rate of return on non-U.S. plan assets and U.S. plan assets will be 7% and 7.5%, respectively, based on the long-term target asset allocation. As of March 31, 2007, the U.S. plan was not funded. We expect to fund the U.S. plan in fiscal year 2007 upon adoption of investment policies for the plan. Expected returns for the following asset classes used in the plans are based on a combination of long-term historical returns and current and expected market conditions.
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
NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), SFAS 158 amends SFAS 87, “Employers’ Accounting for Pensions”, SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Thirdly, it requires employers to measure the plans assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. SFAS 158 is required to be adopted by entities with fiscal years ending after December 15, 2006. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.
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
Our Credit Facility (see Note 9 to our Consolidated Financial Statements) is a variable rate facility and is subject to market risk from changes in interest rates. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates at March 31, 2007 were 10% higher or lower, and if the amount of our floating rate debt outstanding as of March 31, 2007 under the Credit Facility had been outstanding for the three and nine months ended March 31, 2007, our results of operations would have been approximately $1.3 million and $3.9 million, net of income tax, respectively, lower or higher, respectively.
As of March 31, 2007, there have been no other material changes in our market risk from June 30, 2006. For further information regarding our market risk, refer to our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were operating effectively as of March 31, 2007. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 16 to our consolidated financial statements set forth in Part I of this report.
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
Following our tender offer completed in March 2006, our credit ratings were downgraded by Moody’s and Standard and Poor’s, both to below investment grade. Standard & Poor’s further downgraded us to BB upon our announcement in June 2006 of the approval by our Board of Directors of a new $1 billion share repurchase plan. Fitch initiated its coverage of us in August 2006 at a rating of BB, except for our Senior Notes (defined below) which were rated BB-. Standard & Poor’s downgraded our credit rating further, to B+, following our announcement on September 28, 2006 that we would not be able to file our Annual Report on Form 10-K for the period ending June 30, 2006 by the September 28, 2006 extended deadline. On March 7, 2007, Standard & Poor’s raised our credit rating to BB, reflecting the filing of our Annual and Quarterly Reports. On March 20, 2007, following the announcement that ACS founder Darwin Deason and private equity fund Cerberus have proposed to buy the company, all three agencies have placed ACS on review for potential downgrade.
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
On December 19, 2006, we entered into an Instrument of Resignation, Appointment and Acceptance with the Trustee and Wilmington Trust Company (herein so called), whereby the Trustee resigned as trustee, as well as other offices or agencies, with respect to the Senior Notes, and was replaced by Wilmington Trust Company. On January 8, 2007, the Court entered an order substituting Wilmington Trust Company for the Bank of New York. On January 16, 2007, Wilmington Trust Company filed an answer and counterclaim. The counterclaim seeks immediate payment of all principal and accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim seeks damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes. On February 5, 2007, we filed our answer denying the counterclaim.
On March 26, 2007, the Wilmington Trust Company filed a Motion for Summary Judgment as to our claim and its counterclaim. Our opposition to the Motion for Summary Judgment was filed on May 7, 2007, and on that date, we also filed a Cross Motion for Summary Judgment as to our claims and Wilmington Trust Company’s counterclaim.
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
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $14.4 million ($9 million, net of income tax), unamortized deferred financing costs of $2.8 million ($1.8 million, net of income tax) and unamortized discount of $0.6 million ($0.4 million, net of income tax) associated with our Senior Notes as of March 31, 2007 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.
ITEM 6. EXHIBITS
Reference is made to the Index to Exhibits beginning on page 74 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May, 2007.

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
4.7
Third Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

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

10.1	1997 Stock Incentive Plan for Employees in France (filed as Exhibit 10.35 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.2	Form of Stock Option Agreement (France) (filed as Exhibit 10.36 to our Annual Report on Form 10-K, filed January 23, 2007, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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