Form 10-K
period 2007-06-30
AFFILIATED COMPUTER SERVICES INC
filed 2007-08-29
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Mark One

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 20, 2007, 92,960,541 shares of Class A common stock and 6,599,372 shares of Class B common stock were outstanding. The aggregate market value of the Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of the last business day of the second quarter of fiscal year 2007 approximated $4,411,795,197.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement for the 2007 Annual Meeting are incorporated by reference in Part III.

AFFILIATED COMPUTER SERVICES, INC.
FORM 10-K
for the Fiscal Year Ended June 30, 2007

PART I
ITEM 1. BUSINESS
General
We are a Fortune 500 and S&P 500 company with approximately 60,000 employees providing business process outsourcing and information technology services to commercial and government clients. We were incorporated in Delaware on June 8, 1988 and our corporate headquarters is located in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.
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
Revenues for fiscal year 2007 totaled approximately $5.77 billion. We have two reporting segments which serve commercial and government clients. Our Commercial segment accounted for approximately $3.44 billion, or 60% of our fiscal year 2007 revenues. Our Commercial segment provides business process outsourcing, information technology services, systems integration services and consulting services to our commercial clients. We provide services to a variety of clients worldwide, including healthcare providers and payors, manufacturers, retailers, wholesale distributors, utilities, entertainment companies, higher education institutions, financial institutions, insurance and transportation companies. Our business process outsourcing services include administration, human resources and related consulting, finance and accounting, customer care, and payment services. Our information technology services include mainframe, midrange, desktop, network, consulting and web-hosting solutions. Our systems integration services include application development and implementation, applications outsourcing, technical support and training, as well as network design and installation services. Our consulting services include retirement, health and welfare, communications and compensation services to human resource departments of companies in various industries and information technology consulting services to the healthcare industry and others.
We are a leading provider of business process outsourcing, information technology services and systems integration services to federal, state and local government agencies. During fiscal year 2007, revenues from our Government segment accounted for approximately $2.33 billion, or 40% of our revenues. We provide technology-based services with a focus on transaction processing and program management services such as Medicaid fiscal agent services, child support payment processing, electronic toll collection, loan processing, and traffic violations processing. We provide fare collection and parking management systems to customers in North America, South America, Europe, Asia and Australia. We design, develop, implement, and operate large-scale health and human services programs and the information technology solutions that support those programs. Our Government segment includes our relationship with the United States Department of Education (the “Department of Education”), for which we service federal student loans, including their Direct Student Loan program. This relationship represents approximately 4% of our consolidated revenues for fiscal year 2007 and is our largest single client.
Market Overview
The demand for our services has grown in recent years, and we believe that this will continue to increase in the future as a result of strategic, financial and technological factors. These factors include:
▪	the desire of organizations to focus on their core competencies;

▪	the desire of organizations to drive process improvements by improving service quality and the speed of execution;

▪	the increasing acceptance by commercial organizations to utilize offshore resources for business process outsourcing;

▪	the increasing complexity of information technology systems and the need to connect electronically with citizens, clients, suppliers, and other external and internal systems;

▪	the increasing requirements for rapid processing of information and the communication or dissemination of large amounts of data to multiple locations; and

▪	the desire by organizations to take advantage of the latest advances in technology without the cost and resource commitment required to maintain in-house systems.
Business Strategy
The key components of our business strategy include the following:
Expand Client Base — We seek to develop long-term relationships with new clients by leveraging our subject matter expertise, world-wide data processing capabilities and infrastructure of information technology products and services. Our primary focus is to increase our revenues by obtaining new clients with recurring requirements for business process and information technology services.
Expand Existing Client Relationships - We seek to expand existing client relationships by increasing the scope and breadth of services we provide.
Build Recurring Revenues - We seek to enter into long-term relationships with clients to provide services that meet their ongoing business requirements while supporting their mission critical business process or information technology needs.
Consulting Services – We seek to provide consulting services in certain vertical markets where we can utilize our resources and thought leadership to both expand the services we provide to our existing business process outsourcing and information technology services clients and respond to new client needs.
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
Complete Strategic and Tactical Acquisitions - Our acquisition strategy is to acquire companies and technology to expand the products and services we offer to existing clients, to obtain a presence in new, complementary markets and to expand our geographic presence. We have acquired and may continue to acquire businesses with a consulting practice to provide thought leadership in certain markets.
Attract, Train and Retain Employees — We believe that attracting, training, and retaining high quality employees is essential to our growth. We seek to hire motivated individuals with strong character and leadership traits and provide them with ongoing technological and leadership skills training.

Segment Information
During the last three fiscal years, our revenues by segment were as follows (in thousands):

	Fiscal year ended June 30,
	2007	2006	2005
Commercial	$3,436,501	$3,167,630	$2,175,087
Government (1)	2,335,978	2,186,031	2,176,072

Total Revenues	$5,772,479	$5,353,661	$4,351,159

(1)	Includes $0.9 million, $104.5 million and $218.6 million of revenues for fiscal years 2007, 2006 and 2005, respectively, from operations divested through June 30, 2007.
Please refer to Note 25 of the Notes to our Consolidated Financial Statements for further discussion of our segments.
Commercial
Within the Commercial segment, which represents approximately 60% of our fiscal year 2007 consolidated revenues, we provide our clients with business process outsourcing, information technology services, systems integration services and consulting services. Pricing for our services in the commercial market varies by type of service. For business process outsourcing services, we typically price these services on the basis of the number of accounts, resources utilized or transactions processed. Our information technology services are normally priced on a resource utilization basis. Resources utilized include processing time, the number of desktops managed, professional services and consulting time and materials, data storage and retrieval utilization, customer accounts, customer employee headcount and output media utilized. Our systems integration services are generally offered on a time and materials basis to clients under short-term contractual arrangements. For consulting services, we typically price these services on a time and materials or fixed fee basis.
Business Process Outsourcing
Our commercial business process outsourcing practice is focused in five major categories.
Administration - We provide healthcare claims processing and related consulting, mailroom services and total records management services to our clients.
Human Resources - We provide benefit claims processing, benefit and other human resources consulting services, employee services call centers, defined benefit, defined contribution and health and welfare benefits administration, employee relocation, training administration and learning services, payroll services, vendor administration, and administration of employee assistance programs. The human resources consulting business provides actuarial services and human resource advisory services in the area of employee benefit and compensation plan design and strategy, employee communication, and human resource management.
Finance and Accounting - We provide revenue/invoice accounting, disbursement processing, expense reporting, procurement, payroll, cash management, fixed asset accounting, tax processing, general ledger and other services associated with finance and accounting that are process and technology sensitive.
Customer Care - We provide in-bound dispatch and activation services, call center services and technical support.
Payment Services - We provide loan origination and servicing and clearinghouse services.
We receive client information in all media formats including over the web, EDI, fax, voice, paper, microfilm, computer tape, optical disk, or CD ROM. Information is typically digitized upon receipt and sent through our proprietary workflow software, which is tailored to our clients’ process requirements. Utilizing network technology, we have developed expertise in transmitting data around the world to our international workforce. We have approximately 16,000 employees in Mexico, India, Ghana, Jamaica, Guatemala, Canada, Spain, United Kingdom, Dominican Republic, Malaysia, and the Philippines, as well as a number of other countries, that primarily support our commercial business process outsourcing and information technology services. A majority of our business process outsourcing workforce is compensated using activity based metrics, and as a result, their individual compensation varies with our clients’ transaction volumes, together with the quality and productivity generated by the workforce.

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
Government
We are a leading provider of business process outsourcing, information technology services and system integration services to government agencies. Approximately 40% of our fiscal year 2007 consolidated revenues were derived from contracts with government clients. Our Government segment includes our relationship with the Department of Education, for which we service federal student loans, including their Direct Student Loan program, and which represents approximately 4% of our fiscal year 2007 consolidated revenues. Our services help government agencies reduce operating costs, increase revenue streams and increase the quality of services to citizens. Government clients may terminate most of these contracts at any time, without cause, for convenience or lack of funding. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government.
Pricing for our services in the government market is generally determined based on the number of transactions processed, the number of human services cases managed or, in instances where a development project is required, on a fixed fee basis for the development work.
In connection with the sale of the majority of our federal business in November 2003 (the “Divested Federal Business”), we entered into a five-year non-competition agreement with Lockheed Martin Corporation that generally prohibits us from offering services or products that were previously provided by the Divested Federal Business. This non-competition agreement does not prohibit us from entering into the federal government market for services not previously provided by the Divested Federal Business, such as certain federal healthcare market services, nor does it restrict us from expanding our relationship with the Department of Education.
U.S. Department of Education
Our largest contract is with the Department of Education. We have provided loan servicing for the Department of Education’s (the “Department”) Direct Student Loan program for over ten years. In 2003, the Department conducted a competitive procurement for its “Common Services for Borrowers” initiative (“CSB”). CSB was a modernization initiative which integrated a number of student loan processing services for the Department, allowing the Department to increase loan servicing quality while saving overall program costs. In November 2003, the Department awarded us the CSB contract. Under this contract we provide comprehensive loan servicing, consolidation loan processing, debt collection services on delinquent accounts, IT infrastructure operations and support, maintenance and development of information systems, and portfolio management services for the Department of Education’s Direct Student Loan program. The CSB contract has a 5-year base term which began in January 2004 and provides the Department of Education five one-year options to extend after the base term. We estimate that our revenues from the CSB contract will exceed $1 billion in total over the base term of the contract.

Annual revenues from this contract represent approximately 4% of our fiscal year 2007 revenues. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Significant Developments – Fiscal Year 2007” for a description of how a change in our software development model affected our results of operations and financial condition.
Transportation Solutions
Our transportation services include: electronic toll collection, fare collection for transit systems, off-street parking systems, motor vehicle services, commercial vehicle operations and roadside enforcement programs. We offer toll agencies an array of services including the operation of the back-office customer service center, lane installation and integration, and toll processing. We currently operate the E-Z Pass programs in New Jersey and New York, the largest electronic toll collection programs in the world. We have an installed base of urban and interurban transit systems. Our fare collection systems are in operation in North America, South America, Europe, Asia and Australia. We are also a leader in off-street parking systems, with installations in U.S. airports and smaller-scale systems in parking garages, car parks, and other parking facilities in North America as well as Europe. We assist states in processing fuel tax and registration revenues. We offer a nationwide network that electronically checks safety credentials and weighs trucks at highway speed, granting participating truckers authorization to bypass open weigh stations and ports-of-entry without stopping. We process on-street parking violations, provide turnkey photo systems for red light and speed enforcement, and provide billing and collection solutions for emergency medical services.
Government Healthcare Solutions
We design, develop, implement and operate large-scale healthcare programs such as Medicaid, child and pharmacy benefit management programs, and the information technology solutions that support those programs. We support approximately 23 million program recipients and process nearly 410 million Medicaid healthcare claims annually, representing nearly $44 billion in provider payments. As a leading government healthcare program administrator, we serve 37 programs in 34 states and the District of Columbia. We also operate state pharmacy benefits management programs that assist states in controlling prescription drug costs, pharmacy intervention and surveillance, and the processing of drug claims.
Unclaimed Property
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
For city and county governments, we develop and support integrated application suites that assist in meeting administrative and financial accounting requirements. We also provide a suite of tax products and services to county governments which assist with appraisal assessments and the collection of property taxes.
We provide information technology services to state and local governments throughout the United States. Our information technology services include full data center management, application integration and maintenance, network management and security, seat management, helpdesk services, and disaster recovery services.
We also provide human services eligibility determination and eligibility system integration to state governments.

Revenues by Service Line
Our revenues by service line over the past three years are shown in the following table (in thousands):

	Fiscal year ended June 30,
	2007	2006	2005
Business process outsourcing (1)	$4,322,164	$3,996,558	$3,237,981
Information technology services	1,013,801	971,832	858,639
Systems integration services (2)	436,514	385,271	254,539

Total	$5,772,479	$5,353,661	$4,351,159

(1)	Includes $0.9 million, $104.2 million and $218 million of revenues for fiscal years 2007, 2006 and 2005, respectively, from operations divested through June 30, 2007.

(2)	Includes $0.3 million and $0.6 million of revenues for fiscal years 2006 and 2005, respectively, from operations divested through June 30, 2007.
Client Base
We achieve growth in our client base through marketing our business process outsourcing, information technology and system integration services and acquiring companies that allow us to expand our service offerings. Within the Commercial segment, we serve the major vertical markets that spend heavily on technology including healthcare providers and payors, manufacturers, retailers, wholesale distributors, utilities, entertainment companies, higher education institutions, financial institutions, insurance and transportation companies. Within the Government segment, our clients include a wide variety of federal, state and local governments and agencies including the U.S. Department of Education. Our business with government clients is subject to various risks, including the reduction or modification of contracts due to changing government needs and requirements. We may lose clients due to mergers, business failures, or clients’ conversion to a competing processor or to an in-house system. Government contracts, by their terms, generally can be terminated for convenience by the government, which means that the government may terminate the contract at any time, without cause. Please refer to Item 1A. Risk Factors for further discussion of the risks related to our business.
Our five largest clients accounted for approximately 13%, 13% and 15% of our fiscal years 2007, 2006 and 2005 revenues, respectively. Our largest client, the Department of Education, represented approximately 4%, 4% and 5% of our consolidated revenues for fiscal years 2007, 2006 and 2005, respectively.
Geographic information
Approximately 93%, 95% and 97% of our consolidated revenues for fiscal years 2007, 2006 and 2005, respectively, were derived from domestic clients. As of both June 30, 2007 and 2006, approximately 92% of our long-lived assets were located in the United States. Of our long-lived assets located outside the United States, the largest concentration is in France, with approximately 2% of our total long-lived assets as of both June 30, 2007 and 2006. Please see Item 1A. Risk Factors for a discussion of the risks associated with our international operations.
Competition
The markets for our services are intensely competitive and highly fragmented. We believe our competitive advantage comes from our use of world-class technology, subject matter expertise, process reengineering skills, proprietary software, our global production model, activity-based compensation and the price of services.
We compete in the commercial market by offering value added business process outsourcing, information technology and system integration services. The competition for our commercial outsourcing services is primarily the in-house departments performing the function we are seeking to outsource, as well as Accenture, Computer Sciences Corporation, Electronic Data Systems Corporation (“EDS”), Hewitt Associates, International Business Machines (“IBM”), Perot Systems, and, to a lesser extent, Indian service providers. We may be required to purchase technology assets from prospective clients or to provide financial assistance to prospective clients in order to obtain their contracts. Many of our competitors have substantially greater resources and thus, may have a greater ability to obtain client contracts where sizable asset purchases, investments or financing support are required.

We compete in the government market by offering a broad range of business process outsourcing services and information technology services. Competition in the government market is fragmented by line of services and we are a leading provider in most of the areas we serve. We primarily compete in the government market with Accenture, Convergys, EDS, IBM, JPMorgan Chase, Maximus, Roper Industries, Northrop Grumman Corporation, Coventry Health Care, Inc. and Unisys Corp.
In the future, competition could continue to emerge from large computer hardware or software providers and consulting companies as they shift their business strategy to include services. Competition has also emerged from European and Indian service providers seeking to expand into our markets and from large consulting companies seeking operational outsourcing opportunities.
Employees
We believe that our success depends on our continuing ability to attract and retain skilled technical, marketing and management personnel. As of June 30, 2007, we had approximately 60,000 employees, including approximately 43,000 employed domestically, with the balance employed in our international operations. Of our domestic employees, approximately 60 are represented by a union. Approximately 1,500 of our international employees are represented by unions, primarily in Mexico and Ghana. Approximately 700 of our European employees and approximately 300 of our employees in Brazil are subject to collective bargaining agreements. Employment arrangements for our international employees are often governed by works or labor council arrangements. We have had no work stoppages or strikes by our employees. Management considers its relations with employees and union officials to be good. Please see Item 1A. Risk Factors for a discussion of the risks associated with our international operations.
As of June 30, 2007, approximately 48,000 domestic and international employees provide services to our commercial clients and approximately 12,000 primarily domestic employees provide services to our government clients.
Certifications and Governance
We have included the CEO and CFO certifications required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as Exhibits 31.1 and 31.2, respectively, to this fiscal year 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Annual CEO Certification, as required by Section 303A.12(a) of the New York Stock Exchange’s (“NYSE”) listing rules, regarding our compliance with the corporate governance listing standards of the NYSE, was submitted to the NYSE on July 2, 2007.
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
As of June 30, 2007, we have outstanding approximately $500 million of Senior Notes (defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities) we sold in a public offering in June 2005, and approximately $1.8 billion is drawn under our Credit Facility (defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Senior Notes). The Credit Facility provides for a senior secured term loan facility of $1.8 billion, with the ability to increase it by up to $2 billion (as of June 30, 2007), under certain circumstances (the “Term Loan Facility”) and a senior secured revolving credit facility of $1 billion with the ability to increase it by up to $750 million (the “Revolving Facility”). Substantially all of our assets are pledged to secure our Credit Facility and our Senior Notes.
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
Certain holders of our Senior Notes have alleged that we have defaulted under our Senior Notes and have accelerated payment of the principal and accrued interest on the Senior Notes. We have taken the position that no default and no acceleration has occurred with respect to the Senior Notes or otherwise under the Indenture dated June 6, 2005 (the “Indenture”) between us and The Bank of New York Trust Company, N.A., which has been subsequently replaced as Trustee by Wilmington Trust Company (the “Trustee”), and filed a lawsuit against the Trustee in the United States District Court, Northern District of Texas, Dallas Division, seeking a declaratory judgment affirming our position. There can be no assurance of the outcome of that lawsuit. If a final judgment is rendered that there has been a default and acceleration has occurred, then we may have to pay the principal and accrued interest under the Senior Notes. While we do have availability under our Credit Facility to draw funds to repay the Senior Notes, there may be a decrease in our credit availability that could otherwise be used for other corporate purposes, such as acquisitions and share repurchases.
The complexity of regulatory environments in which we operate has increased and may continue to increase our costs.
Our business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements and environmental legislation that have increased both our costs and the risk of noncompliance. Because our Class A common stock and Senior Notes are publicly traded, we are subject to certain rules and regulations for federal, state and financial market exchange entities (including the Public Company Accounting Oversight Board, the SEC and the NYSE). We have implemented new policies and procedures and continue developing additional policies and procedures in response to recent corporate scandals and laws enacted by Congress. Without limiting the generality of the foregoing, we have made a significant effort to comply with the provisions of the Sarbanes-Oxley Act of 2002 (including, among other things the development of policies and procedures to satisfy the provisions thereof regarding internal control over financial reporting, disclosure controls and procedures and certification of financial statements appearing in periodic reports) and the formation of a compliance department to develop policies and monitor compliance with laws (including, among others, privacy laws, export control laws, rules and regulations of the Office of Foreign Asset Controls and the Foreign Corrupt Practices Act). Our effort to comply with these new regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue generating activities to compliance activities.
We are subject to the oversight of the SEC and other regulatory agencies and investigations by those agencies could divert management’s focus and could have a material adverse impact on our reputation and financial condition.
As a result of this regulation and oversight, we may be subject to legal and administrative proceedings. We are currently the subject of an ongoing SEC and Department of Justice (“DOJ”) investigation related to our historical stock option grant practices. As a result of these investigations, several derivative lawsuits have been filed in connection with our stock option grant practices generally alleging claims related to breach of fiduciary duty and unjust enrichment by certain of our directors and senior executives. As the result of these investigations and shareholder actions, we have incurred and will continue to incur significant legal costs and a significant amount of time of our senior management has been focused on these matters that otherwise would have been directed toward the growth and development of our business. We have concluded our internal investigation of our stock option grant practices as discussed in Note 21 to our Consolidated Financial Statements. The SEC and DOJ investigations are continuing and until these investigations of our stock option grant practices are complete, we are unable to predict the effect, if any, that these investigations and lawsuits will have on our business and financial condition, results of operations and cash flow. We cannot assure that the SEC and/or DOJ will not seek to impose fines or take other actions against us that could have a significant negative impact on our financial condition. In addition, publicity surrounding the

SEC’s and DOJ’s investigations, the derivative causes of actions, or any enforcement action, even if ultimately resolved favorably for us, could have a material adverse impact on our cash flows, financial condition, results of operations or business.
Reductions of our credit rating may have an adverse impact on our business.
The ratings on our current outstanding obligations currently established by the ratings agencies are below investment grade. There may be reductions in our ratings if we incur additional indebtedness, including amounts that may be drawn under our Credit Facility. Below investment grade ratings could negatively impact our ability to renew contracts with our existing customers, limit our ability to compete for new customers, result in increased premiums for surety bonds to support our customer contracts, and/or result in a requirement that we provide collateral to secure our surety bonds. Further, certain of our commercial outsourcing contracts provide that in the event our credit ratings are downgraded to specified levels, the customer may elect to terminate its contract with us and either pay a reduced termination fee or, in some limited instances, no termination fee. A credit rating downgrade could adversely affect these customer relationships.
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
We expect to encounter additional competition as we address new markets and new competitors enter our existing markets. If we are forced to lower our pricing or if demand for our services decreases, our business, financial condition, results of operations, and cash flow may be materially and adversely affected. Some of our competitors have substantially greater resources, and they may be able to use their resources to adapt more quickly to new or emerging technologies, to devote greater resources to the promotion and sale of their products and services, or to obtain client contracts where sizable asset purchases, investments or financing support are required. In addition, we must frequently compete with a client’s own internal business process and information technology capabilities, which may constitute a fixed cost for the client. In the future, competition could continue to emerge from large computer hardware or software providers as they shift their business strategy to include services. Competition has also emerged from European and Indian offshore service providers seeking to expand into our markets and from large consulting companies seeking operational outsourcing opportunities (please see discussion in Item 1, Part 1. Business – Competition). Also, we believe that our ability to compete for new business may be impacted by the uncertainty surrounding our future ownership structure.
We may not be able to make acquisitions that will complement our growth.
Historically, we have made a significant number of acquisitions that have expanded the products and services we offer, provided a presence in a complementary business or expanded our geographic presence. We intend to continue our acquisition strategy. Please see discussion in Item 1, Part 1. Business – Business Strategy. We cannot, however, make any assurances that we will be able to identify any potential acquisition candidates or consummate any additional acquisitions or that any future acquisitions will be successfully integrated or will be advantageous to us. Without additional acquisitions, we are unlikely to maintain historical total growth rates.
A failure to properly manage our operations and our growth could have a material adverse effect on our business.
We have rapidly expanded our operations in recent years. We intend to continue expansion in the foreseeable future to pursue existing and potential market opportunities. Some market opportunities require that we develop software to perform the services we become contractually obligated to perform, such as our Medicaid activities. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must design, develop, implement and improve our operational systems, which includes the design, development and implementation of software, if necessary, and timely development and implementation of procedures and controls. If we fail to design, develop and implement these systems and to make improvements to these systems, we may not be able to service our clients’ needs, hire and retain new employees, pursue new business opportunities, complete future acquisitions or operate our businesses effectively. We could also trigger contractual credits to clients or a contractual default. Failure to properly transition new clients to our systems, properly budget transition costs or accurately estimate new contract operational costs could result in delays in our contract performance, trigger service level penalties, impairments of fixed or intangible assets or result in contracts whose profit margins did not meet our expectations or our historical profit margins. Failure to properly integrate acquired operations could result in increased cost. As a result of any of these problems associated with expansion, our business, financial condition, results of operations and cash flow could be materially and adversely affected.
Our Government contracts are subject to termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.
Approximately 40% of our fiscal year 2007 revenues were derived from contracts with state and local governments and from federal government agencies, including our contract with the Department of Education. Governments and their agencies may terminate most of these contracts at any time, without cause. Also, our Department of Education contract is subject to the approval of appropriations being made by the United States Congress to fund the expenditures to be made by the federal government under this contract. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flow. Further, the negative publicity that arises from findings in such audits, investigations or the penalties or sanctions therefore could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.
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

Some of our contracts contain pricing provisions that could adversely affect our operating results and cash flow.
Some of our contracts contain pricing provisions requiring that our services be priced based on a fixed price or a fixed price per transaction. In addition, some contract provisions permit a customer to request that their pricing be established by reference to a pre-established standard or benchmark and some of our contracts contain re-pricing provisions which can result in reductions of our fees for performing our services. In such situations, we are exposed to the risk that we may be unable to price our services to levels that will permit recovery of our costs, and may adversely affect our operating results and cash flow.
Claims associated with our actuarial consulting and benefit plan management services could negatively impact our business.
In May 2005, we acquired the human resources consulting business of Mellon Financial Corporation, which includes actuarial consulting services related to commercial, governmental and Taft-Hartley pension plans. Providers of these types of consulting services have experienced frequent claims, some of which have resulted in litigation and significant settlements or judgments, particularly when investment markets have performed poorly and pension funding levels have been adversely impacted. In addition, our total benefits outsourcing business unit manages and administers benefit plans on behalf of its clients and is responsible for processing numerous plan transactions for current and former employees of those clients. We are subject to claims from the client and its current and former employees if transactions are not properly processed. If any claim is made against us in the future related to our actuarial consulting services or benefit plan management services, our business, financial condition, results of operations and cash flows could be materially adversely affected as a result of the time and cost required to defend such a claim, the cost of settling such a claim or paying any judgments resulting therefrom, or the damage to our reputation in the industry that could result from the negative publicity surrounding such a claim.
The loss of or change in our significant software vendor relationships could have a material adverse effect on our business.
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

We are subject to breaches of our security system.
Security systems have been implemented with the intent of maintaining the physical security of our facilities and to protecting confidential information and information related to identifiable individuals against unauthorized access through our information systems. Despite such efforts, we are subject to breach of security systems which may result in unauthorized access to our facilities and/or the information we are trying to protect. In addition, we transmit such information electronically or often rely on third party vendors to transport physical media such as tapes and disks containing such information to and from our facilities or those of our customers and suppliers. If unauthorized parties gain physical access to a Company facility or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our clients that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which may have a material adverse effect on our profitability and cash flow.
Budget deficits and/or fluctuations in the number of requests for proposals issued by state and local governments and their agencies may adversely impact our business.
Approximately 40% of our fiscal year 2007 revenues were derived from contracts with federal, state and local governments and their agencies. From time to time, state and local governments with which we have contracts may face budget deficits. Also, the number of requests for proposals issued by state and local government agencies are subject to fluctuation. A significant number of government contracts have provisions permitting termination by the contracting government agency for convenience. If state and local budgets were to be reduced, then services we provided could become non-essential and our contracts could be terminated and future contracting opportunities for government contracts would be limited. Such an event would reduce our revenue and profitability.
Our international operations are subject to a number of risks.
Recently we have expanded our international operations and also continually contemplate the acquisition of companies formed and operating in foreign countries. We have approximately 17,000 employees in Mexico, India, Jamaica, Ghana, the Philippines, Guatemala, Canada, Spain, Malaysia, United Kingdom, Dominican Republic and France, as well as a number of other countries, that primarily support our commercial business process and information technology services. Our international operations and acquisitions are subject to a number of risks. These risks include the possible impact on our operations of the laws of foreign countries where we may do business including, among others, data privacy, laws regarding licensing and labor council requirements. In addition, we may experience difficulty integrating the management and operations of businesses we acquire internationally, and we may have difficulty attracting, retaining and motivating highly skilled and qualified personnel to staff key managerial positions in our ongoing international operations. Further, our international operations are subject to a number of risks related to general economic and political conditions in foreign countries where we operate, including, among others, fluctuations in foreign currency exchange rates, cultural differences, political instability, employee work stoppages or strikes and additional expenses and risks inherent in conducting operations in geographically distant locations. Our international operations may also be impacted by trade restrictions, such as tariffs and duties or other trade controls imposed by the United States or other jurisdictions, as well as other factors that may adversely affect our business, financial condition and operating results. Because of these foreign operations we are subject to regulations, such as those administered by the Department of Treasury’s Office of Foreign Assets Controls (“OFAC”) and export control regulations administered by the Department of Commerce. Violation of these regulations could result in fines, criminal sanctions against our officers, and prohibitions against exporting, as well as damage to our reputation, which could adversely affect our business, financial condition and operating results.
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
Because we operate in intensely competitive markets, our success depends to a significant extent upon our ability to attract, retain and motivate highly skilled and qualified personnel and to subcontract with qualified, competent subcontractors. If we fail to attract, train, and retain sufficient numbers of qualified engineers, technical staff and sales and marketing representatives or are unable to contract with qualified, competent subcontractors, our business, financial condition, and results of operations will be materially and adversely affected. Experienced and capable personnel in the technology industry remain in high demand, and there is continual competition for their talents. Additionally, we may be required to increase our hiring in geographic areas outside of the United States, which could subject us to increased geopolitical and exchange rate risk. Our success also depends on the skills, experience, and performance of key members of our management team. The loss of any key employee or the loss of a key subcontractor relationship could have an adverse effect on our business, financial condition, cash flow, results of operations and prospects.
Risks associated with loans that we service may reduce our profitability and cash flow.
We service (for various lenders and under various service agreements) a portfolio of approximately 2.2 million loans with an outstanding principal balance of approximately $32.5 billion as of June 30, 2007 made under the Federal Family Education Loan Program, which loans are guaranteed by a federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of June 30, 2007, we have approximately 325 locations in the United States, of which 183 locations are occupied by Commercial operations, 141 locations are occupied by Government operations, and our company-owned facility in Dallas, Texas, which is occupied by primarily Commercial and Corporate functions. We also have 97 locations in 27 other countries, of which 59 locations are occupied by Commercial operations and 38 locations are occupied by Government operations. In addition, we also have employees in client-owned locations. We own approximately 1.2 million square feet of real estate space and lease approximately 8.7 million square feet. The leases expire from calendar years 2007 to 2018 and we do not anticipate any significant difficulty in obtaining lease renewals or alternate space. Our executive offices are located in Dallas, Texas at a company-owned facility of approximately 630,000 square feet, which also houses a host data center and other operations. We believe that our current facilities are suitable and adequate for our current business.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 21 to our Consolidated Financial Statements set forth in Part I. Item 8 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our 2006 Annual Meeting of Stockholders held on June 7, 2007, the following actions were taken:
1.	Election of Directors:

Name	For	Withheld
Darwin Deason	103,732,446	44,053,383
Lynn R. Blodgett	103,648,387	44,137,442
John H. Rexford	103,577,212	44,208,617
Joseph P. O’Neill	103,027,875	44,757,954
Frank A. Rossi	103,260,228	44,525,601
J. Livingston Kosberg	103,223,203	44,562,626
Dennis McCuistion	103,444,677	44,341,152
Robert B. Holland, III	103,075,039	44,710,790
Each of the directors were elected by a plurality of the vote and will serve until their respective successors are elected and qualified.
2.	Approval of the fiscal year 2007 performance-based incentive compensation provisions for certain of ACS’ executive officers.

For	Against	Abstain
126,863,358	6,233,679	779,843
3.	Approval of the Special Executive FY07 Bonus Plan for certain of ACS’ executive officers.

For	Against	Abstain
128,899,380	4,181,992	792,418
4.	Ratification of the appointment of PricewaterhouseCoopers LLP as ACS’ Independent Registered Public Accounting Firm of Fiscal Year 2007.

For	Against	Abstain
144,714,978	2,374,117	696,734
5.	Approval and adoption of the 2007 Equity Incentive Plan.

For	Against	Abstain
96,559,178	37,670,402	662,963
6.	Approval of a policy on an annual advisory vote on executive compensation.

For	Against	Abstain
31,973,748	98,212,485	3,690,482

PART II
ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is traded on the NYSE under the symbol “ACS.” The following table sets forth the high and low sales prices of our Class A common stock for the last two fiscal years as reported on the NYSE.

Year ended June 30, 2007	High	Low
First Quarter	$54.16	$47.32
Second Quarter	53.85	48.06
Third Quarter	60.63	47.79
Fourth Quarter	61.67	56.30

Year ended June 30, 2006
First Quarter	55.10	48.46
Second Quarter	61.16	46.91
Third Quarter	63.66	55.14
Fourth Quarter	60.39	46.50
On August 20, 2007, the last reported sales price of our Class A common stock as reported on the NYSE was $50.38 per share. As of that date, there were approximately 54,000 record holders of our Class A common stock and one record holder of our Class B common stock.
Under the terms of our Credit Facility and Senior Notes (each as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), we are allowed to pay cash dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant. We intend to retain earnings for use in the operation of our business and, therefore, did not pay cash dividends in the fiscal years ended June 30, 2007, 2006 and 2005 and do not anticipate paying any cash dividends in the foreseeable future.

The following table summarizes certain information related to our stock option and employee stock purchase plans.

			Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected in
	and rights	warrants and rights	initial column)
Plan Category	as of June 30, 2007	(3)	as of June 30, 2007

Equity compensation plans approved by security shareholders
Stock options	12,622,560 (1)	$44.88	16,164,736 (2)
Employee stock purchase plan	N/A	N/A	805,938
Equity compensation plans not approved by security shareholders	—	—	—

Total	12,622,560	$44.88	16,970,674

(1)	These plans consist of the 1997 Stock Incentive Plan and the 2007 Equity Incentive Plan. Upon exercise the holder is entitled to receive Class A common stock.

(2)	In June 2007, our stockholders approved the 2007 Equity Incentive Plan which is intended to replace the 1997 Stock Incentive Plan. The shares remaining available as of June 30, 2007 include 14.6 million shares under the 2007 Equity Incentive Plan and 1.5 million shares under the 1997 Stock Incentive Plan, which was discontinued upon approval of the 2007 Equity Incentive Plan, and which shares will expire on December 31, 2007.

(3)	Weighted average exercise price of outstanding options, warrants, and rights of $44.88 per share is prior to the repricing of certain options that occurred in the first quarter of fiscal year 2008, as discussed in Notes 21 and 29 to our Consolidated Financial Statements.
Stock option repricing
Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Option Repricing for a discussion of the December 2006 repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
Stock option grants
Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments Fiscal Year 2007 – Stock Option Grants for a discussion of certain stock option grants to executive officers.
Tender Offer
Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments – Fiscal Year 2006.
Share Repurchase Programs
Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Share Repurchase Programs for a discussion of our share repurchase programs.

Repurchase activity for the quarter ended June 30, 2007 is reflected in the table below. Please refer to the discussion above for the cumulative repurchases under our previous share repurchase programs.

			Total number of	Maximum number (or
			shares	approximate dollar
	Total		purchased as	value) of shares that
	number of	Average	part of publicly	may yet be purchased
	shares	price paid	announced plans	under the plans or
Period	purchased	per share	or programs	programs

April 1 – April 30, 2007	—	$—	—	$1,000,000,000
May 1 – May 31, 2007	—	—	—	1,000,000,000
June 1- June 30, 2007	—	—	—	1,000,000,000

For the quarter ended June 30, 2007	—	$—	—	$1,000,000,000

Performance graph
The graph below compares the total cumulative return of our Class A common stock from June 30, 2002 through June 30, 2007 with the Standard & Poor’s 500 Software & Services Index and the Standard & Poor’s 500 Stock Index. The graph assumes the investment of $100 on June 30, 2002 and the reinvestment of all dividends. The stock price performance shown on the graph is not necessarily indicative of future stock performance.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. Please see the discussions “Significant Developments – Fiscal Years 2007, 2006 and 2005” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the more significant events, including business combinations, that impact comparability, as well as the Notes to our Consolidated Financial Statements (in thousands, except per share amounts).

	As of and for the fiscal year ended June 30,
	2007(b)	2006(c)	2005(d)(h)	2004(e)	2003
Results of Operations Data:
Revenues (a)	$5,772,479	$5,353,661	$4,351,159	$4,106,393	$3,787,206
Operating income	$536,955	$617,284	$647,484	$834,745	$508,784
Net income	$253,090	$358,806	$409,569	$521,728	$298,270
Earnings per share – basic	$2.53	$2.91	$3.21	$3.97	$2.25
Earnings per share – diluted	$2.49	$2.87	$3.14	$3.77	$2.13
Weighted average shares outstanding – basic (f)	100,181	123,197	127,560	131,498	132,445
Weighted average shares outstanding – diluted (f)	101,572	125,027	130,556	139,880	143,598
Balance Sheet Data:
Working capital	$839,662	$704,158	$405,983	$406,854	$422,022
Total assets	$5,982,429	$5,502,437	$4,850,838	$3,907,242	$3,698,705
Total long-term debt (g) (less current portion)	$2,342,272	$1,614,032	$750,355	$372,439	$498,340
Stockholders’ equity	$2,066,168	$2,456,218	$2,811,712	$2,569,678	$2,416,503
Other Data:
Net cash provided by operating activities (h)	$738,378	$638,710	$739,348	$476,209	$545,305

(a)	Revenues from operations divested through June 30, 2007 were $0.9 million, $104.5 million, $218.6 million, $495.4 million and $966.1 million for fiscal years 2007, 2006, 2005, 2004 and 2003, respectively. Please see the discussion in “Significant Developments – Fiscal Year 2006” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 to our Consolidated Financial Statements for a discussion of divestiture activity.

(b)	During fiscal year 2007 we recorded a non-cash impairment charge of approximately $76.4 million ($48.3 million, net of income tax) related to a change in terms on our contract with the Department of Education. Please see “Significant Developments – Fiscal Year 2007” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(c)	Please see “Significant Developments – Fiscal Year 2006” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to our Consolidated Financial Statements for discussion of significant items which impacted fiscal year 2006 results of operations, including the adoption of SFAS 123(R) (defined in Item 7) and the WWS Divestiture (defined in Item 7).

(d)	Please see “Significant Developments – Fiscal Year 2005” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to our Consolidated Financial Statements for discussion of significant items which impacted fiscal year 2005 results of operations. During fiscal year 2005, we acquired the human resources consulting and outsourcing business of Mellon Financial Corporation.

(e)	During fiscal year 2004 we completed the sale of the majority of our federal business. We recognized a pretax gain of $285.3 million ($182.3 million, net of income tax) in fiscal year 2004.

(f)	Please see Notes 16 and 17 to our Consolidated Financial Statements for a discussion of our share repurchase programs and Tender Offer.

(g)	During fiscal year 2005, we issued $500 million of Senior Notes (defined in Item 7) and during fiscal year 2006 we entered into a new $800 million Term Loan Facility and $1 billion Revolving Facility (each defined in Item 7). Please see the discussion in “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to our Consolidated Financial Statements for discussion of our credit arrangements.

(h)	Please see “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of items affecting fiscal years 2007, 2006 and 2005 cash flow from operating activities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:
•	We have issued debt and have a substantial uncommitted facility available to us. Our debt service cost could limit cash flow available to fund our operations, and may limit our ability to obtain further debt or equity financing;

•	Alleged defaults and purported acceleration of our Senior Notes, if upheld in litigation, could have a negative impact on our cash flow and divert resources that could otherwise be utilized in our business operations;

•	The complexity of regulatory environments in which we operate has increased and may continue to increase our costs;

•	We are subject to the oversight of the SEC and other regulatory agencies and investigations by those agencies could divert management’s focus and could have a material adverse impact on our reputation and financial condition;

•	Reductions of our credit rating may have an adverse impact on our business;

•	A decline in revenues from or a loss of significant clients could reduce our profitability and cash flow;

•	Our ability to recover capital investments in connection with our contracts is subject to risk;

•	We have non-recurring revenue, which subjects us to a risk that our revenues from year to year may fluctuate;

•	The markets in which we operate are highly competitive and we may not be able to compete effectively;

•	We may not be able to make acquisitions that will complement our growth;

•	A failure to properly manage our operations and our growth could have a material adverse effect on our business;

•	Our Government contracts are subject to termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts;

•	We may incur delays in signing and commencing new business as the result of protests of government contracts that we are awarded;

•	The exercise of contract termination provisions and service level penalties may have an adverse impact on our business;

•	Some of our contracts contain fixed pricing or benchmarking provisions that could adversely affect our operating results and cash flow;

•	Claims associated with our actuarial consulting and benefit plan management services could negatively impact our business;

•	The loss of or change in our significant software vendor relationships could have a material adverse effect on our business;

•	We may be subject to claims of infringement of third-party intellectual property rights which could adversely affect our business;

•	We are subject to United States and foreign jurisdiction laws relating to individually identifiable information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and negatively impact our operations;

•	We are subject to breaches of our security systems;

•	Budget deficits and/or fluctuations in the number of requests for proposals issued by state and local governments and their agencies may adversely impact our business;

•	Our international operations are subject to a number of risks;

•	Armed hostilities and terrorist attacks may negatively impact the countries in which we operate;

•	A failure to attract and retain necessary technical personnel, skilled management and qualified subcontractors may have an adverse impact on our business;

•	Risks associated with loans that we service may reduce our profitability and cash flow;

•	A disruption in utility or network services may have a negative impact on our business;

•	Our indemnification obligations may have a material adverse effect on our business.
For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see Item 1A. Risk Factors of this Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and other reports from time to time filed with or furnished to the SEC. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.
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
Management focuses on various metrics in analyzing our business and its performance and outlook. One such metric is our sales pipeline, which was approximately $1.7 billion of annual recurring revenues as of June 30, 2007. Our sales pipeline is a qualified pipeline of deals with signings anticipated within the next six months and excludes deals with annual recurring revenue over $100 million. Both the commercial and government pipelines have significant, quality opportunities across multiple lines of business and in multiple vertical markets, including opportunities in business process outsourcing, human resources outsourcing, commercial and government healthcare and transportation services, including international opportunities, commercial and government information technology services and federal government services. We analyze the cash flow generation qualities of each deal in our pipeline and make decisions based on its cash return characteristics. While the magnitude of our sales pipeline is an important indicator of potential new business signings and potential future internal revenue growth, actual new business signings and internal revenue growth depend on a number of factors including the effectiveness of our sales pursuit teams, competition for a deal, deal pricing and other risks described further in Item 1A. Risk Factors.
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
Management analyzes new business signings on a trailing twelve month basis as it is generally a better indicator of future growth than quarterly new business signings which can vary due to timing of contract execution. We define new business signings as annual recurring revenue from new contracts, including the incremental portion of renewals, signed during the period and represent the estimated first twelve months of revenue to be recorded under that contract after full implementation. We use new business signings as additional measures of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. Revenues for new business signings are measured under GAAP. There are no third party standards or requirements governing the calculation of new business signings and our measure may not be comparable to similarly titled measures of other companies. During fiscal year 2007 we signed approximately $607 million of annual recurring revenue and estimated total contract value of $2.8 billion. We define total contract value as the estimated total revenues from contracts signed during the period and represents estimated total revenue over the term of the contract. We use total contract value as an additional measure of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. Revenues for annual recurring revenue and total contract value are measured under GAAP.
Renewal rates are a key indicator of client satisfaction. We calculate our renewal rate based on the total annual recurring revenue of renewals won as a percentage of total annual recurring revenue of all renewals sought. During fiscal year 2007, we renewed approximately 94% of total renewals sought totaling approximately $869 million of annual recurring revenue with a total contract value of approximately $2.4 billion. Average contract life for renewals typically varies between our government and commercial segments, with the average contract life of renewals in the government segment often shorter than those in the commercial segment. While we track renewal rates on a quarterly basis, we believe it is appropriate to analyze our renewal rates on an annual basis due to the timing of renewal opportunities.
We compete for new business in the competitive information technology services and business process outsourcing markets. The overall health of these markets and the competitive environment can be determined by analyzing several key metrics. One such metric is the overall expected operating margin of our new business signings which is a good indicator of our expected future operating margin given the long-term nature of our customer contracts. We are seeing that the overall expected operating margin of new business signings is consistent with our historical operating margin. We focus on the expected operating margins of the new business we are signing to ensure the operating margins we expect to generate are commensurate with the capital intensity of the new business opportunity, the risk profile of the services we are providing and the overall return on capital.
We monitor the capital intensity, defined as capital expenditures and additions to intangible assets, of new business signings. Understanding the capital intensity of new business signings is helpful in determining the future free cash flow generating levels of our business. Historically, the capital intensity in our business has ranged between 5 to 7%. During fiscal year 2007, the overall capital intensity of our business was approximately 6%. During fiscal year 2006, the overall capital intensity of our business was 8% due to approximately $60 million in investments that we made in certain areas of our business. These investments included investments related to integrating the Acquired HR Business (defined below) and expanding our human resources outsourcing technology platform; investments made in our Government healthcare technology platforms; the expansion of our data center capacity with the addition of a new data center and investments to increase global production both in existing locations and new geographies. The expected capital intensity of new business signings during fiscal year 2007 was consistent with our historical range. We believe the expected capital intensity range of our new business signings reflects a healthy competitive environment and the related risks we are taking with respect to our new business process outsourcing business and information technology services business.
Retaining and training our employees is a key ingredient to our historical success and will continue to be a major factor in our future success. We consistently review our employee retention rates on a regional and global basis to ensure that we are competitive in hiring, retaining and motivating our employees. We perform benchmarking studies against some markets in which we compete to ensure our competitiveness in compensation and benefits and utilize employee surveys to gauge our employees’ level of satisfaction. We provide our employees ongoing technological, management, financial and leadership training and will continue to do so to develop our employees and remain competitive. We utilize activity based compensation as a means to motivate certain of our employees in both segments of our business and anticipate increasing our use of activity based compensation in fiscal year 2008. We believe our use of activity based compensation is a competitive advantage for ACS.
2008 Outlook
As a premier provider of business process outsourcing and information technology services, we believe we are well positioned to benefit from commercial and governmental entities’ demand to outsource non-core, mission-critical back office functions. Demand for commercial business process and information technology services is expected to remain healthy during fiscal year 2008. However, we believe that our ability to compete for new business may be impacted by the uncertainty surrounding our future ownership structure. Areas of strong demand in the Commercial segment include transactional business process outsourcing, multi-scope human resources outsourcing, finance and accounting outsourcing, customer care outsourcing and traditional information technology services. We also anticipate healthy demand for our government services. In addition to the areas that we have marketed historically, such as government healthcare, municipal services, electronic payment services and transportation services and solutions, we continue to believe that government entities could benefit from our commercial best practices around such areas as eligibility administration, human resources outsourcing, customer care and finance and accounting outsourcing. From a geographic perspective, we believe that there will continue to be strong demand in the United States and expect to see more business process outsourcing opportunities in Europe and abroad.
In order to capitalize on opportunities in these markets, we will continue to make certain investments and reorganizations in our business in fiscal year 2008. During fiscal 2007, we completed strategic acquisitions in specific segments of our business including the learning outsourcing component of human resources outsourcing, the cost recovery and credit balance auditing segments of commercial healthcare markets, information systems consulting and integration market, and the integrated eligibility market. These acquisitions should allow us to capitalize on strong demand in these vertical markets. During fiscal year 2006, we performed a critical review of our operations and restructured certain operations and shed non-core businesses. We continued our restructuring activities in fiscal year 2007, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions in that period. We believe that these restructuring activities will help us better compete in the diverse markets that we serve.
In the Commercial segment, our primary goal for fiscal 2008 is to increase internal revenue growth. We believe we will be able to accomplish this goal with our existing and future changes to our organizational structure, deepening our relationships with our clients and utilizing our operational and process re-engineering skills. We intend to pursue strategic acquisitions to build upon our existing service capabilities, expand our service offerings and increase our service innovation. We expect to strengthen our organization by promoting leaders from within the Company as well as recruiting top industry talent. We also plan to increase our penetration of low-cost delivery locations outside the United States. In the Government segment, we expect to expand our innovative solutions and platforms, including our software solutions for the state Medicaid market. We expect to leverage our existing broad international presence and subject matter expertise in the transportation services market to markets beyond transportation. We believe we can expand our existing solutions in the property, public safety and judicial markets for solutions that we can utilize globally. In both segments, we plan to deepen our use of incentive based compensation.
Significant Developments
Review of Stock Option Grant Practices
On March 3, 2006, we received notice from the Securities and Exchange Commission that it was conducting an investigation into certain stock option grants made by us from October 1998 through March 2005. On June 7, 2006 and on June 16, 2006, we received requests from the SEC for information on all of our stock option grants since 1994. We have been providing supplemental information to the SEC on a voluntary basis following the initial SEC requests. Subsequent to May 10, 2007, the date of our last quarterly filing with the Commission, the Company has learned that the SEC obtained a formal order of investigation in this matter in August 2006. We are continuing to cooperate with the SEC’s investigation.
Restructuring Activities
During fiscal year 2006, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we began certain restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions. As of June 30, 2007, approximately 2,500 employees have been involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions would be migrated to lower cost markets. We anticipate the costs savings related to these involuntary terminations will be approximately $129 million ($97 million related to terminations in fiscal year 2007) of wages and benefits per year; however, some of the cost savings from these involuntary terminations will be reinvested in subject matter experts, project management talent and sales personnel as we look to further promote those lines of businesses that reflect the greatest potential for growth. Our assessment activities are ongoing and may result in further restructuring and related charges, the amount and timing of which cannot be determined at this time.
In our Commercial segment, we began an assessment of the cost structure of our global production model, particularly our offshore processing activities. We identified offshore locations in which our labor costs were no longer competitive or where the volume of work processed by the site no longer justifies retaining the location, including one of our Mexican facilities. In connection with this assessment, we recorded restructuring charges for involuntary termination of employees related to the closure of those duplicative facilities or locations of $6.5 million and $5.5 million for the years ended June 30, 2007 and 2006, respectively, which is reflected in wages and benefits in our Consolidated Statements of Income, and $2.4 million and $4.7 million for the years ended June 30, 2007 and 2006, respectively, for impairments of duplicative technology equipment and facility costs, facility shutdown and other costs, which are reflected as part of total operating expenses in our Consolidated Statements of Income. We plan to further penetrate offshore labor markets. We expect these activities will consolidate our global production activities and enhance our competitive position.

In our Government segment, we began an assessment of our competitive position, evaluated our market strategies and the technology used to support certain of our service offerings. We began to implement operating practices that we utilize in our Commercial segment, including leveraging our proprietary workflow technology and implementing activity based compensation, which is expected to reduce our operating costs and enhance our competitive position. In connection with these activities, we recorded restructuring charges for involuntary termination of employees of $0.7 million and $1 million for the years ended June 30, 2007 and 2006, respectively, which is reflected in wages and benefits in our Consolidated Statements of Income. In fiscal year 2007, we recorded $0.5 million of costs related to the consolidation of solution development groups within the Government segment, which is reflected in total operating expenses in our Consolidated Statements of Income. In fiscal year 2006, we recorded $1.6 million for asset impairment and other charges, principally for duplicative software as a result of recent acquisition activity, which is reflected in total operating expenses in our Consolidated Statements of Income. As discussed below, we completed the WWS Divestiture, which allows us to focus on our technology-enabled business process outsourcing and information technology service offerings.
The following table summarizes the activity for the accrual for involuntary termination of employees for the year ended June 30, 2007 and 2006 (in thousands) exclusive of the Acquired HR Business:

	Fiscal year ending June 30,
	2007	2006
Beginning balance	$899	$—
Accruals	7,185	6,500
Payments	(7,191)	(5,601)

Ending balance	$893	$899

The June 30, 2007 accrual for involuntary termination of employees is expected to be paid in fiscal year 2008 from cash flows from operating activities.
We substantially completed the integration of the Acquired HR Business in the fourth quarter of fiscal year 2006. The integration included the elimination of redundant facilities, marketing and overhead costs, and the consolidation of processes from the historical cost structure of the acquired organization. The liabilities recorded at closing for the Acquired HR Business include $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The following table summaries the activity for the accrual for involuntary termination of employees for the years ended June 30, 2007, 2006 and 2005 (in thousands):

	Fiscal year ending June 30,
	2007	2006	2005
Beginning balance	$3,521	$20,495	$—
Accrual recorded at acquisition	—	—	22,264
Excess accrual credited to goodwill	(1,678)	(3,116)	—
Payments	(1,441)	(13,858)	(1,769)

Ending balance	$402	$3,521	$20,495

The remaining accrual is expected to be paid out in the first quarter of fiscal year 2008 from cash flows from operating activities.
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

Significant Developments – Fiscal Year 2007
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
On June 10, 2007, we announced that we entered into a Waiver Agreement dated June 10, 2007 with Darwin Deason and Cerberus to suspend the Exclusivity Agreement between Mr. Deason and Cerberus so that the Company, under the direction of the Special Committee of independent directors, can conduct a process to consider the sale of the Company that it considers to be in the best interests of the Company and its stockholders.
On August 10, 2007, we announced the suspension of the Exclusivity Agreement between Darwin Deason and Cerberus expired at 11:59 p.m. on August 9, 2007. The Exclusivity Agreement is now in effect and is scheduled to expire on November 14, 2007.
However, in light of the current conditions of the credit markets, the Special Committee is in discussions with Cerberus and Mr. Deason regarding an extension of the suspension of the Exclusivity Agreement. In addition, the Special Committee is continuing to have discussions with respect to strategic alternatives. There can be no assurance of any particular outcome.
We recognized approximately $4 million in legal and other costs related to this potential transaction and $1.9 million related to shareholder derivative lawsuits related to this potential transaction in fiscal year 2007.
New Business
During fiscal year 2007, we signed contracts with new clients and incremental business with existing clients representing $607 million of annualized recurring revenue and an estimated $2.8 billion in total contract value. The Commercial segment contributed 64% of the new contract signings (based on annual recurring revenues) including contracts with Sprint/Nextel, GlaxoSmithKline, Anthem and Verizon. The Government segment contributed 36% of the new contract signings (based on annual recurring revenues) including contracts to provide eligibility services to the State of Indiana, install a toll system for the Florida Department of Transportation and a contract with Florida Healthy Kids Corporation.
Acquisitions
In July 2006, we completed the acquisition of Primax Recoveries, Inc. (“Primax”), one of the industry’s oldest and largest health care cost recovery firms. The transaction was valued at approximately $40 million, plus related transaction costs excluding contingent consideration of up to $10 million based upon future financial performance and was funded from cash on hand and borrowings on our Credit Facility (defined in Liquidity and Capital Resources below). During fiscal year 2007, we accrued $10 million of contingent consideration which was earned during the year and is expected to be paid out in the first half of fiscal year 2008. This acquisition expanded our healthcare payor offering to include subrogation and overpayment recovery services to help clients improve profitability while maintaining their valued relationships with plan participants, employers and providers. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 12, 2006.
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
In April 2007, we acquired CDR Associates, LLC (“CDR”), a leading provider of credit balance audit recovery and software services to healthcare payors, providers and state Medicaid agencies. The purchase price of $27.2 million, plus transaction costs excluding contingent consideration of up to $15 million based upon future financial performance, was funded from cash on hand and borrowings under our Credit Facility. We believe this acquisition strengthens our position as a BPO provider to the healthcare industry. The acquisition expands our service mix in the healthcare payor and provider markets and provides a platform to bridge the gap between the payor and provider communities. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, April 3, 2007.
In April 2007, we acquired certain assets of Albion, Inc. (“Albion”), a company specializing in integrated eligibility software solutions. The purchase price of $30.9 million, plus related transaction costs, was funded through a combination of cash on hand and borrowings under our Credit Facility. The acquisition enables us to address key health and human services challenges facing state and local government clients, including: expensive legacy systems; a need for cost effectiveness; and a client-centered approach to service delivery. The acquired proprietary @Vantage software addresses these clients’ challenges while meeting federal financial support requirements for a commercial, off-the-shelf (“COTS”) solution. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, April 25, 2007.
We completed two other small acquisitions in fiscal year 2007, one in our Commercial segment and one in our Government segment.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
Departure of Executive Officers
Please see Note 23 to our Consolidated Financial Statements for a discussion of the departure of our executive officers during fiscal year 2007.
Credit Arrangements
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
Sale of Minority Interests in a Professional Services Business
In fiscal year 2007, we sold our minority interests in a professional services company, which was accounted for under the equity method, for approximately $19 million. We recorded a gain on the sale of our minority interests of approximately $8.2 million ($5.3 million, net of income tax) in other non-operating (income) expense, net.
Share Repurchase Programs
Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Share Repurchase Programs for a discussion of our share repurchases during fiscal year 2007.
Stock Option Grants
Please see Note 16 to our Consolidated Financial Statements for a discussion of certain fiscal year 2007 stock option grants to executive officers.
Please see Subsequent Events below for a discussion of our July 2007 stock option grant to certain executive officers.
Stock Option Repricing
Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Option Repricing for a discussion of the December 2006 repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.

Contract with the Department of Education
We have provided loan servicing for the Department of Education’s (the “Department”) Direct Student Loan program for over ten years. In 2003, the Department conducted a competitive procurement for its “Common Services for Borrowers” initiative (“CSB”). CSB was a modernization initiative which integrated a number of student loan processing services for the Department, allowing the Department to increase loan servicing quality while saving overall program costs. In November 2003, the Department awarded us the CSB contract. Under this contract we provide comprehensive loan servicing, consolidation loan processing, debt collection services on delinquent accounts, IT infrastructure operations and support, maintenance and development of information systems, and portfolio management services for the Department of Education’s Direct Student Loan program. The CSB contract has a 5-year base term which began in January 2004 and provides the Department of Education five one-year options to extend after the base term. We estimate that our revenues from the CSB contract will exceed $1 billion in total over the base term of the contract. Annual revenues from this contract represent approximately 4% of our fiscal year 2007 revenues.
In May 2007, we and the Department agreed to cease development of certain software contemplated under the CSB contract. At that time, we had implemented approximately $39 million of internally developed software into the current production system. As a result of the decision to cease development, we recorded a non-cash impairment charge of approximately $76.4 million (approximately $48.3 million, net of income tax) related to in-process capitalized development costs.
Government Healthcare Contract
In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). There was a protest of the contract award; however, DHHS requested that we commence performance under the contract. One of the parties protesting the contract has continued to seek administrative and legal relief to set aside the contract award. However, we continued our performance of the contract at the request of DHHS. On June 12, 2006, we reported that contract issues had arisen and each of ACS and DHHS alleged that the other party has breached the contract. The parties entered into a series of standstill agreements in order to permit discussion of their respective issues regarding the contract and whether the contract would be continued or terminated. On July 14, 2006, the DHHS sent us a letter notifying us of the termination of the contract. We filed in the General Court of Justice, Superior Court Division, in Wake County, North Carolina, a complaint and motion to preserve records related to the contract. Subsequent to the filing of the complaint, North Carolina produced records and represented to the Court that all records had been produced, after which the complaint was dismissed. In a letter dated August 1, 2006, DHHS notified us of its position that the value of reductions in compensation assessable against the compensation otherwise due to us under the contract is approximately $33 million. On August 14, 2006, we provided a detailed response to that August 1, 2006 letter contending that there should be no reductions in compensation owed to us. Also, on August 14, 2006 and in accordance with the contract, we submitted our Termination Claim to DHHS seeking additional compensation of approximately $27.1 million. On January 22, 2007, we filed a complaint in the General Court of Justice, Superior Court Division, in Wake County, North Carolina against DHHS and the Secretary of DHHS seeking to recover damages in excess of $40 million that we have suffered as the result of actions of DHHS and its Secretary. Our claim was based on breach of contract; breach of implied covenant of good faith and fair dealing; breach of warranty; and misappropriation of our trade secrets. In the complaint we also requested the court to grant a declaratory judgment that we were not in default under the contract; and a permanent injunction against the State from using our proprietary materials and disclosing our proprietary material to third parties. During the fourth quarter of fiscal year 2006, we recorded a charge of approximately $4.0 million, of which $3.9 million was charged to revenue, related to our assessment of realization of amounts previously recognized for the North Carolina MMIS contract.
On March 22, 2007, we settled all issues with DHHS. Pursuant to the settlement, DHHS rescinded its June 6, 2006 notice of intent to terminate the NCMMIS contract and its July 14, 2006 notice of termination and the parties agreed to a mutual termination of the contract. We agreed, as part of the settlement, to license to DHHS certain work product we produced in connection with the NCMMIS contract and DHHS has agreed to pay us the aggregate amount of $10.5 million in four installments beginning on or before March 31, 2007 and ending on or before June 30, 2008. We recognized $3.4 million in revenue in the third quarter of fiscal year 2007 related to this settlement. In addition, we have entered into several new contracts, with terms of two years, to provide new services to DHHS and will be compensated based on achieving certain levels of cost savings.
Subsequent Events
Stock Option Repricing
Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Option Repricing for a discussion of the December 2006 repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.

Stock Option Grants
During the December 9, 2006 Compensation Committee meeting, it was recognized that the grants made to Mr. Blodgett and Mr. Rexford were for a number of shares that were less than the number of shares that would have been normally granted to a new CEO and new CFO because of the limited number of options remaining available under the 1997 Stock Incentive Plan. The Compensation Committee noted that it should consider a future grant to supplement the number of options made in the earlier grant so that the aggregate number of shares granted to Mr. Blodgett and Mr. Rexford would be equal to the number that would normally be granted to a new CEO and new CFO. To accomplish this purpose, at a meeting on July 2, 2007, the Committee approved option grants (the “Grants”) to Lynn Blodgett to purchase 60,000 shares of the Company’s Class A Common Stock under the 2007 Equity Incentive Plan and to John Rexford to purchase 25,000 shares of the Company’s Class A Common Stock under the 2007 Equity Incentive Plan, subject to the waiver of the Stock Option Grant Policy by the Board of Directors, which occurred on July 9, 2007 and on which date the Grants became effective.
Significant Developments – Fiscal Year 2006
Review of Stock Option Grant Practices
Please see Note 21 to our Consolidated Financial Statements for a discussion of the results of our internal investigation of our stock option grant practices during the second quarter of fiscal year 2007 and the restatement of our Consolidated Financial Statements.
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
Stock-based Compensation
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. We adopted SFAS 123(R) on a prospective basis beginning July 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. Prior to July 1, 2005, we followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for our stock-based compensation plans.
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
In periods ending prior to July 1, 2005, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” However, for periods ending after July 1, 2005, pursuant to SFAS 123(R), the income tax benefits exceeding the recorded deferred income tax benefit and any pre-adoption “as-if” deferred income tax benefit from stock-based compensation awards (the excess tax benefits) are required to be reported in net cash provided by financing activities. For the year ended June 30, 2006, excess tax benefits from stock-based compensation awards of $14.3 million were reflected as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Consolidated Statements of Cash Flows, resulting in a net impact of zero on cash. During fiscal year 2005, income tax benefits from the exercise of stock options of $20.1 million were reflected as an inflow in cash flows from operating activities in the Consolidated Statements of Cash Flows. However, had SFAS 123(R) been in effect for fiscal year 2005, the portion of those income tax benefits that would have been characterized as excess tax benefits and reported as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Consolidated Statements of Cash Flows would have been $14.1 million.
Acquisitions
In May 2006, we completed the acquisition of Intellinex, LLC (“Intellinex”), an Ernst & Young LLP enterprise specializing in integrated learning solutions. The transaction was valued at approximately $75.6 million plus related transaction costs and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. This acquisition provides us with a global technology platform that we can leverage to deliver learning services to existing and potential clients, key management talent in the learning BPO markets, expanded content development and delivery capabilities and a broader presence in the rapidly growing learning BPO market. This acquisition should also allow us to better compete on multi-scope human resources BPO opportunities that include a learning component. We will also leverage this acquisition to develop and implement learning content and programs for our employees. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, June 1, 2006.
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
In July 2005, we completed the acquisition of LiveBridge, Inc. (“LiveBridge”), a customer care service provider primarily serving the financial and telecommunications industries. The transaction was valued at approximately $32 million plus a working capital adjustment of $2.5 million, excluding contingent consideration of up to $32 million based upon future financial performance, and was funded from cash on hand and borrowings under our Prior Facility (defined below). In fiscal year 2007, we paid $18.1 million of contingent consideration which was earned during the year. This acquisition expanded our customer care service offerings in the finance and telecommunications industries and extended our global capabilities and operations by adding operational centers in Canada, India and Argentina. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 1, 2005.
We completed two other small acquisitions in fiscal year 2006, one in our Commercial segment and one in our Government segment.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
Sale of Government Welfare-to-Workforce Services Business
In December 2005, we completed the divestiture of substantially all of our Government welfare-to-workforce services business (the “WWS Divestiture”) to Arbor E&T, LLC (“Arbor”), a wholly owned subsidiary of ResCare, Inc., for approximately $69 million, less transaction costs. The proceeds were collected in the third quarter of fiscal year 2006. Assets sold were approximately $31.6 million and liabilities assumed by Arbor were approximately $0.2 million, both of which were included in the Government segment. We retained the net working capital related to the WWS Divestiture. We recognized a pretax gain of $2.5 million ($1.5 million, net of income tax) and $33.5 million ($20.1 million, net of income tax) in fiscal years 2007 and 2006, respectively, upon the assignment of customer contracts to Arbor. The after tax proceeds from the divestiture were primarily used for general corporate purposes.
Revenues from the WWS Divestiture were $0.9 million, $104.2 million and $218 million for fiscal years 2007, 2006 and 2005, respectively. Operating (loss) income from the WWS Divestiture, excluding the gain on sale, was ($0.6 million), $6.4 million and $11.5 million for fiscal years 2007, 2006 and 2005, respectively. Fiscal year 2006 operating loss included the following: a provision for estimated litigation settlement related to the WWS Divestiture; and a provision for uncollectible accounts receivable due to a change in our estimate of collectibility of the retained outstanding receivables. Total provisions recorded in fiscal year 2006 were $3.3 million ($2.1 million, net of income tax).

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
Share Repurchase Programs
Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Share Repurchase Programs for a discussion of our share repurchases during fiscal year 2006.
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
As the result of the purchase of approximately 7.4 million shares of Class A common stock in the Tender Offer, Mr. Deason’s percentage increase in voting power above the percentage amount of his voting power immediately prior to the Tender Offer was approximately 1.5%.
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
Mr. Deason and a special committee of the Board of Directors, consisting of independent directors, have not reached an agreement regarding the fair compensation to be paid to Mr. Deason for entering into the Voting Agreement. However, whether or not Mr. Deason and our special committee are able to reach agreement on compensation to be paid to Mr. Deason, the Voting Agreement will remain in effect.
This summary of the Voting Agreement is qualified in its entirety by the terms of the Voting Agreement, which is filed as Exhibit 9.1 to our Quarterly Report on Form 10-Q filed February 9, 2006.

Departure of Executive Officer
Please see Note 23 to our Consolidated Financial Statements for a discussion of the departure of Jeffery A. Rich, former Chief Executive Officer during fiscal year 2006.
Credit Agreement
On March 20, 2006, we and certain of our subsidiaries entered into a Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”). The Credit Facility provides for a senior secured term loan facility of $1.8 billion, with the ability to increase it by up to $2 billion (as of June 30, 2007), under certain circumstances (the “Term Loan Facility”) and a senior secured revolving credit facility of $1 billion with the ability to increase it by up to $750 million (the “Revolving Facility”). Proceeds from advances under the Credit Facility are used to fund our Tender Offer, for general corporate purposes, to fund share repurchase programs and to fund acquisitions.
Please see “Liquidity and Capital Resources” for further discussion of our credit arrangements.
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
Significant Developments – Fiscal Year 2005
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
Acquisitions
In May 2005, we completed the acquisition of the human resources (“HR”) consulting and outsourcing businesses of Mellon Financial Corporation (“Acquired HR Business”). The Acquired HR Business provides consulting services, benefit plan administration services, and multi-scope HR outsourcing services. The transaction was valued at approximately $405 million, plus related transaction costs and was initially funded from borrowings under our Prior Facility (as defined below). In fiscal year 2006, we paid a net working capital settlement of $19.6 million which was funded from cash on hand and borrowings under our Prior Facility. This acquisition made us a stronger competitor in the end-to-end human resources marketplace and strengthened our position as a global provider of business process outsourcing services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, May 1, 2005.
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
In July 2004, we acquired Heritage Information Systems, Inc. (“Heritage”). Heritage provides clinical management and pharmacy cost containment solutions to 14 state Medicaid programs, over a dozen national commercial insurers and Blue Cross Blue Shield licensees and some of the largest employer groups in the country. The transaction was valued at approximately $23.1 million plus related transaction costs, excluding contingent consideration of up to $17 million maximum based upon future financial performance, and was funded from borrowings under our then existing credit facility and cash on hand. During fiscal year 2005, we accrued $6 million of contingent consideration, which was earned during the year. This amount was paid in the first quarter of fiscal year 2006. During fiscal year 2007, we accrued $11 million of contingent consideration, which was earned during the year and is expected to be paid in the first quarter of fiscal year 2008. This acquisition enhanced our clinical management and cost containment service offerings. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, July 1, 2004.
We completed two other small acquisitions in fiscal year 2005, which are included in our Government segment.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
Credit Arrangements
On June 6, 2005, we completed a public offering of $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively, the “Senior Notes”). The net proceeds from the offering of approximately $496 million, after deducting underwriting discounts, commissions and expenses, were used to repay a portion of the outstanding balance of our Prior Facility.
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
Please see “Liquidity and Capital Resources” for further discussion of our credit arrangements.
Derivative and Hedging Activities
Please see “Liquidity and Capital Resources – Derivatives and hedging activities” below for a discussion of our interest rate hedge related to our Senior Note issuance.
Share Repurchases
Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Share Repurchase Programs for a discussion of our share repurchases.
Stock-based Compensation
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

	Fiscal year ended June 30,				Fiscal year ended June 30,
	2007	2006	$ Growth	Growth %	2006	2005	$ Growth	Growth %
Consolidated
Total Revenues	$5,772,479	$5,353,661	$418,818	8%	$5,353,661	$4,351,159	$1,002,502	23%
Less: Divestitures	(914)	(104,524)	103,610		(104,524)	(218,616)	114,092

Adjusted	$5,771,565	$5,249,137	$522,428	10%	$5,249,137	$4,132,543	$1,116,594	27%

Acquired revenues	$272,049	$22,437	$249,612	5%	$948,500	$128,111	$820,389	20%
Internal revenues	5,499,516	5,226,700	272,816	5%	4,300,637	4,004,432	296,205	7%

Total	$5,771,565	$5,249,137	$522,428	10%	$5,249,137	$4,132,543	$1,116,594	27%

Commercial
Total Revenues	$3,436,501	$3,167,630	$268,871	8%	$3,167,630	$2,175,087	$992,543	46%
Less: Divestitures	—	—	—		—	—	—

Adjusted	$3,436,501	$3,167,630	$268,871	8%	$3,167,630	$2,175,087	$992,543	46%

Acquired revenues	$174,947	$7,103	$167,844	5%	$836,811	$127,923	$708,888	33%
Internal revenues	3,261,554	3,160,527	101,027	3%	2,330,819	2,047,164	283,655	13%

Total	$3,436,501	$3,167,630	$268,871	8%	$3,167,630	$2,175,087	$992,543	46%

Government
Total Revenues (a)	$2,335,978	$2,186,031	$149,947	7%	$2,186,031	$2,176,072	$9,959	—
Less: Divestitures	(914)	(104,524)	103,610		(104,524)	(218,616)	114,092

Adjusted	$2,335,064	$2,081,507	$253,557	12%	$2,081,507	$1,957,456	$124,051	6%

Acquired revenues	$97,102	$15,334	$81,768	4%	$111,689	$188	$111,501	5%
Internal revenues	2,237,962	2,066,173	171,789	8%	1,969,818	1,957,268	12,550	1%

Total	$2,335,064	$2,081,507	$253,557	12%	$2,081,507	$1,957,456	$124,051	6%

(a)	The Government segment includes revenues from operations divested through June 30, 2007 of $0.9 million, $104.5 million and $218.6 million for fiscal years 2007, 2006 and 2005, respectively.

Results of Operations
The following table sets forth the items from our Consolidated Statements of Income expressed as a percentage of revenues. Please refer to the comparisons below for discussion of items affecting these percentages.

	Percentage of Revenue
	Fiscal year ended June 30,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues:
Wages and benefits	47.6	48.0	43.1
Services and supplies	21.9	21.8	24.0
Rent, lease and maintenance	12.2	12.1	11.6
Depreciation and amortization	6.0	5.4	5.4
Software impairment charge	1.3	—	—
Other	0.5	0.7	0.5

Cost of revenues	89.5	88.0	84.6

Gain on sale of business	—	(0.6)	—
Other operating expenses	1.2	1.1	0.5

Total operating expenses	90.7	88.5	85.1

Operating income	9.3	11.5	14.9

Interest expense	3.2	1.3	0.5
Other non-operating income, net	(0.5)	(0.2)	(0.1)

Pretax profit	6.6	10.4	14.5

Income tax expense	2.2	3.7	5.1

Net income	4.4%	6.7%	9.4%

Comparison of Fiscal Year 2007 to Fiscal Year 2006
Revenues
Revenue increased $418.8 million, or 8%, to $5.8 billion in fiscal year 2007 from $5.4 billion in fiscal year 2006. Excluding revenues related to the WWS Divestiture and related subsidiary divestiture (collectively, the “2006 Divestitures”), which were divested in the second quarter of fiscal year 2006, our revenues increased $522.4 million, or 10%. Internal revenue growth was 5% and the remainder of the growth was related to acquisitions. Fiscal years 2007 and 2006 include revenues related to the 2006 Divestitures of $0.9 million and $104.2 million, respectively.
Revenue in our Commercial segment, which represented approximately 60% of our consolidated revenue for fiscal year 2007, increased $268.9 million, or 8%, to $3.4 billion in fiscal year 2007 compared to fiscal year 2006. Revenue growth from acquisitions was 5%. Internal revenue growth was 3%, due primarily to increased revenues related to contracts with Sprint/Nextel, MeadWestvaco, Glaxo-Smith-Kline, Disney, Humana, Genworth, Aetna, T-Mobile, Burger King, University of Phoenix and Unum Provident. These increases were partially offset by decreases with General Motors, SBC Communications, Chase Bank and APL. The contracts discussed above collectively represented approximately 97% of our internal revenue growth for the period in this segment.
Revenue in our Government segment, which represented approximately 40% of our consolidated revenue for fiscal year 2007, increased $149.9 million, to $2.3 billion in fiscal year 2007 compared to fiscal year 2006. Excluding the impact of the revenues related to the 2006 Divestitures, revenues in our Government segment increased to $2.3 billion in fiscal year 2007 compared to $2.1 billion in fiscal year 2006. Revenue growth from acquisitions was 4%, primarily due to the acquisition of Transport Revenue completed in the second quarter of fiscal year 2006. Internal revenue growth was 8% for fiscal year 2007. We experienced growth in the following areas: (i) our international and domestic transportation contracts, including contracts for the New Jersey Transit Authority and Melbourne, Australia for fare collection, Maryland EZPass, Los Angeles Transit Authority, our commercial vehicle operations contract and the city of Houston; (ii) our Medicaid and pharmacy benefit management contracts, including our Medicaid contracts with Texas, New Hampshire, North Dakota, Mississippi, New Mexico, Colorado and Wyoming, as well as our contracts with Florida Choice and Missouri Medical PA, offset by a decline in our contract with the Georgia Department of Community Health; (iii) our children and youth services and electronic payment services contacts, including our Indiana Eligibility, Michigan and Ohio electronic payment services and New York and New Jersey payment processing and e-Disbursement contracts; (iv) Government information technology business, including our contract with the State of Maryland; and (v) Social Security Administration. This growth was offset by declines in revenue related to our Department of Education and Texas CHIP contracts and lower revenues related to our unclaimed property clearinghouse services. The areas discussed above collectively represent 94% of our internal revenue growth for the period in this segment.
Operating expenses
Wages and benefits increased $180.7 million, or 7%, to $2.7 billion in fiscal year 2007 from fiscal year 2006. As a percentage of revenues, wages and benefits decreased 0.4% to 47.6% in fiscal year 2007 from 48% in fiscal year 2006. In fiscal years 2007 and 2006, we recorded approximately $7.2 million and $6.5 million, respectively, in expense for involuntary termination charges for employees related to our restructuring activities. In fiscal year 2007, we recorded compensation expense of approximately $1.1 million of duplicate costs related to our efforts to relocate domestic functions to offshore facilities. In fiscal year 2006 we recorded approximately $5.7 million in incremental transaction expenses related to the Acquired HR Business and compensation expense of $5.4 million related to the departure of Jeffrey A. Rich, our former Chief Executive Officer.
Services and supplies increased $93.9 million, or 8%, to $1.3 billion in fiscal year 2007 from fiscal year 2006. As a percentage of revenues, services and supplies increased 0.1% to 21.9% in fiscal year 2007 from 21.8% in fiscal year 2006. In fiscal year 2007 and 2006, we recorded $1.3 million and $0.3 million, respectively, related to our ongoing stock option investigations and shareholder derivative lawsuits. In fiscal year 2007, we recorded $2.8 million related to the potential sale of the Company. In fiscal year 2007, we recorded approximately $0.5 million related to the consolidation of solution development groups within the Government segment. In fiscal year 2006, we recorded $0.6 million of impairment and other charges related to our restructuring activities.
Rent, lease and maintenance increased $55.1 million, or 8.5%, to $701.6 million in fiscal year 2007 from fiscal year 2006. As a percentage of revenues, rent, lease and maintenance increased 0.1% to 12.2% in fiscal year 2007 from 12.1% in fiscal year 2006. Rent, lease and maintenance for fiscal year 2007 and 2006 includes approximately $2.1 million and $0.7 million, respectively, of duplicate facility, facility shutdown and other costs related to our restructuring activities. Fiscal year 2007 includes approximately $0.9 million of data storage costs related to our ongoing stock option investigations and shareholder derivative lawsuits.
Depreciation and amortization increased $56.3 million, or 19.4%, to $346.2 million in fiscal year 2007 from fiscal year 2006. As a percentage of revenues, depreciation and amortization increased 0.6%, to 6.0% during fiscal year 2007 as a result of capital expenditures in fiscal year 2006 and 2007, primarily in our information technology outsourcing business.
During fiscal year 2007, we recorded a non-cash impairment charge to in-process capitalized software related to our Department of Education contract of approximately $76.4 million as discussed above in “Contract with the Department of Education”.
Gain on sale of business was $32.9 million during fiscal year 2006 related to the 2006 Divestitures as discussed above in “Sale of Government welfare-to-workforce services business”.
Other expenses decreased $6.2 million, or 15.6%, to $33.4 million in fiscal year 2007 from fiscal year 2006. As a percentage of revenues, other expenses decreased 0.2% to 0.5% in fiscal year 2007 from 0.7% in fiscal year 2006. In fiscal years 2007 and 2006, we recorded approximately $0.4 million and $3 million, respectively, related to our restructuring activities and $1 million and $3.3 million, respectively, related to asset impairments.

Other operating expenses increased $10 million to $66.7 million in fiscal year 2007. As a percentage of revenues, other operating expenses increased 0.1%, to 1.2% and include the following in fiscal year 2007 and 2006 (in millions):

	Fiscal year ended
	June 30,
	2007	2006
Commercial segment:
Litigation settlement related to pre-acquisition activities of the Acquired HR Business	$4.5	$—
Provision for uncollectible accounts receivable related to the bankruptcy of a sub-prime lending client	1.5	—
Provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients	—	3.0

Government segment:
Provision for estimated legal settlement and uncollectible accounts receivable related to the WWS Divestiture	—	3.3
Provision for uncollectible accounts receivable retained in connection with the Divested Federal Business	—	2.4
Legal settlements and related costs	—	0.5

Corporate segment:
Legal costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	30.1	2.7
Legal costs associated with the potential sale of the Company and shareholder derivative lawsuits	3.1	—
Reversal of penalties related to Section 162(m) disallowances	(0.9)
Aircraft impairment	—	4.7
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	—	4.0
Legal settlements and related costs	—	2.7

Total	$38.3	$23.3

As a percentage of revenue	0.7%	0.4%

Excluding the items listed above, other operating expenses decreased by approximately 0.1% of revenues in fiscal year 2007 over fiscal year 2006.

Operating income
Operating income decreased $80.3 million, or 13%, in fiscal year 2007 compared to the prior year. As a percentage of revenues, operating income decreased 2.2%. Operating income in fiscal year 2007 was impacted by the following (in millions):

	Fiscal year ended
	June 30,
	2007	2006
Commercial segment:
Costs related to our restructuring activities	$(8.9)	$(10.2)
Litigation settlement related to pre-acquisition activities of the Acquired HR Business	(4.5)	—
Provision for uncollectible accounts receivable and other charges related to the bankruptcy of a sub-prime lending client	(1.7)	—
Costs related to our efforts to relocate domestic functions to offshore facilities	(1.2)	—
Other impairments and severance charges	(1.3)	(2.2)
Incremental transaction costs related to the Acquired HR Business	—	(5.7)
Provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients	—	(3.0)

Government segment:
Software impairment charge related to the CSB contract	(76.4)	—
Revenue related to the settlement of the North Carolina MMIS contract dispute	3.4	—
Cost related to our restructuring activities	(1.3)	(2.6)
Gain on sale of Government WWS Divestiture	—	32.9
Charge related to the North Carolina MMIS contract	—	(4.0)
Provision for estimated legal settlement and uncollectible accounts receivable related to the WWS Divestiture	—	(3.4)
Provision for uncollectible accounts receivable retained in connection with Divested Federal Business	—	(2.4)
Other impairments and severance charges	—	(1.5)
Legal settlements and related costs	—	(0.5)

Corporate segment:
Legal and other costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	(32.3)	(2.9)
Legal costs and other costs associated with the potential sale of the Company and shareholder derivative lawsuits	(5.9)	—
Reversal of accrued penalties related to the Section 162(m) disallowances	0.9	—
Compensation expense related to the departure of Jeffrey A. Rich, our former Chief Executive Officer	—	(5.4)
Aircraft impairment	—	(4.7)
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	—	(4.0)
Legal settlements and related costs	—	(2.7)

Total	$(129.2)	$(22.3)

As a percentage of revenue	(2.2)%	(0.4)%

Operating income in fiscal year 2006 included losses of $39.5 million (0.7% as a percentage of revenues) related to two underperforming multi-scope human resources contracts (included in various cost of revenues categories). Of this $39.5 million loss, $5 million was related to settlement of various contract disputes with a client, and approximately $2.1 million and $8.4 million related to a contract loss accrual and asset impairment charges, respectively, for another client. These reserves, contract loss accrual and asset impairment are included in other cost of revenues.

Interest expense
Interest expense increased $114.3 million, to $182.7 million, primarily due to borrowings under our Credit Facility related to the purchase of shares under our share repurchase programs in fiscal years 2007 and 2006, the purchase of shares in our Tender Offer in fiscal year 2006 and general corporate purposes, including the fiscal year 2007 acquisitions of Primax and Systech and the fiscal year 2006 acquisition of Transport Revenue.
Other non-operating income, net
Other non-operating income, net increased $19.7 million to $29.1 million from $9.4 million in the prior year period. We recorded an $8.2 million gain on the sale of our minority interests in a professional services business during fiscal year 2007 as discussed above in “Significant Developments – Fiscal Year 2007”. In fiscal year 2006, we recorded a loss of $4.1 million on the early extinguishment of debt for the balance of the debt issue costs related to our Prior Facility. Also contributing to the increase in other non-operating income, net were increases in interest income on cash investments and long-term investments, including those supporting our deferred compensation plans. The compensation cost related to our deferred compensation plans is included in wages and benefits.
Income tax expense
Our effective income tax rate decreased to 34% in fiscal year 2007 from 35.7% in fiscal year 2006. This effective income tax rate is comprised of the following: an effective tax rate on operations of 35.5%, an effective tax rate on the CSB software impairment charges of 36.8% and a reduction in rate attributable to one-time benefits realized in the fourth quarter of fiscal year 2007. During fiscal year 2007 we reversed $4.5 million in income tax expense related to amounts previously accrued for cash-based compensation related issues associated with Section 162(m) deductions (please see Note 21 to our Consolidated Financial Statements for further discussion). Our effective income tax rate on operations is higher than the 35% federal statutory rate primarily due to the effect of state income taxes.
Comparison of Fiscal Year 2006 to Fiscal Year 2005
Revenues
Revenue increased $1 billion, or 23%, to $5.4 billion in fiscal year 2006 from $4.4 billion in fiscal year 2005. Excluding revenues related to the 2006 Divestitures, which were divested in the second quarter of fiscal year 2006, our revenues increased $1.1 billion, or 27%. Internal revenue growth was 7% and the remainder of the growth was related to acquisitions. Fiscal years 2006 and 2005 include revenues related to the 2006 Divestitures of $104.2 million and $218 million, respectively.
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
Revenue in our Government segment, which represented approximately 41% of our consolidated revenue for fiscal year 2006, increased $10 million, to $2.2 billion in fiscal year 2006 compared to fiscal year 2005. Excluding the impact of the revenues related to the 2006 Divestitures, revenues in our Government segment increased to $2.1 billion in fiscal year 2006 compared to $2 billion in fiscal year 2005. Revenue growth from acquisitions was 5% for fiscal year 2006 as a result of the Transport Revenue acquisition in the second quarter. Internal revenue growth was 1%, primarily due to increased revenues in contracts with Texas Medicaid, State of New Jersey Department of Human Services, State of Maryland, Social Security Administration, our commercial vehicle operations, New York E-ZPass, State of New Hampshire, Pennsylvania Department of Motor Vehicles, the State of Massachusetts, City of Dallas parking violations and the State of Mississippi. These increases were partially offset by decreases due to the termination of our Michigan payment processing, New York Metropolitan Transportation Authority and Texas CHIP contracts and lower revenues in our contracts with the States of Iowa and Georgia and our North Carolina MMIS contract, which included a charge to revenue of $3.9 million in fiscal year 2006 related to our assessment of realization of amounts previously recognized for the North Carolina MMIS contract. The contracts discussed above collectively represented approximately 99% of our internal revenue growth for the period in this segment.

Operating expenses
Wages and benefits increased $694 million, or 37%, to $2.6 billion in fiscal year 2006 from fiscal year 2005. As a percentage of revenues, wages and benefits increased 4.9% to 48% in fiscal year 2006 from 43.1% in fiscal year 2005. As a percentage of revenue, approximately 7.6% of the increase was primarily due to a full year impact of the acquisition of the Acquired HR Business and Superior, which include consulting businesses, and LiveBridge, all of which have a higher component of wages and benefits related to revenues than our existing operations. During fiscal year 2006 and 2005, we recorded stock-based compensation expense of $35 million and $6.1 million, respectively, as discussed above, or 0.7% and 0.1% as a percentage of revenues, respectively, under SFAS 123(R). These increases were partially offset by a decrease of 1.5% as a percentage of revenue as a result of the WWS Divestiture, which had a higher percentage of wages and benefits than our retained business. Also included in wages and benefits in fiscal year 2006 were approximately $6.5 million in expense for involuntary termination charges for employees related to our restructuring activities, approximately $5.7 million in incremental transaction expenses related to the Acquired HR Business and compensation expense of $5.4 million related to the departure of Jeffrey A. Rich, our former Chief Executive Officer.
Services and supplies increased $122.2 million, or 11.7%, to $1.2 billion in fiscal year 2006 from fiscal year 2005. As a percentage of revenues, services and supplies decreased 2.2% to 21.8% in fiscal year 2006 from 24% in fiscal year 2005. Approximately 1.3% of the decrease as a percentage of revenues was due to the WWS Divestiture which had a higher component of services and supplies as a percentage of revenues than our retained business. Approximately 1% of the decrease as a percentage of revenues was due to the termination of a subcontractor arrangement in our Government segment. Approximately 0.5% of the decrease as a percentage of revenues was due to an increase in information technology services revenues, which have a lower component of services and supplies than our business process outsourcing business. These decreases were partially offset by an increase of approximately 1.1% as a percentage of revenues as a result of the Human Capital Management Services Business, the combination of the Acquired HR Business and our other human resources outsourcing businesses, which has a higher component of services and supplies than our other operations. Services and supplies fiscal year 2006 includes approximately $0.6 million related to our restructuring activities.
Rent, lease and maintenance increased $143.3 million, or 28.5%, to $646.5 million in fiscal year 2006 from fiscal year 2005. As a percentage of revenues, rent, lease and maintenance increased 0.5% to 12.1% in fiscal year 2006 from 11.6% in fiscal year 2005. This increase was primarily due to increased software costs for new business, and approximately $0.7 million related to our restructuring activities.
Gain on sale of business was $32.9 million during fiscal year 2006 related to the 2006 Divestitures.

Other operating expenses increased $33.1 million to $56.7 million. As a percentage of revenues, other operating expenses increased 0.6%, to 1.1% and include the following in fiscal year 2006 (in millions):

Commercial segment:
Provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients	$3.0

Government segment:
Provisions for estimated legal settlement and uncollectible accounts receivable related to the WWS Divestiture	3.3
Provision for uncollectible accounts receivable retained in connection with the Divested Federal Business	2.4
Legal settlements and related costs	0.5

Corporate:
Aircraft impairment	4.7
Legal settlements and related costs	2.7
Legal costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	2.7
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	4.0

Total	$23.3

As a percentage of revenues	0.4%

Excluding these items listed above, other operating expenses increased by less than 1% of revenues in fiscal year 2006 over fiscal year 2005.

Operating income
Operating income decreased $30.2 million, or 4.7%, in fiscal year 2006 compared to the prior year. As a percentage of revenues, operating income decreased 3.4%. Operating income in fiscal year 2006 was impacted by the following (in millions):

Commercial segment:
Costs related to our restructuring activities	$(10.2)
Incremental transaction costs related to the Acquired HR Business	(5.7)
Provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients	(3.0)
Other impairments and severance charges	(2.2)

Government segment:
Gain on sale of WWS Divestiture	32.9
Costs related to our restructuring activities	(2.6)
Other impairments and severance charges	(1.5)
Charge related to the North Carolina MMIS contract	(4.0)
Provisions for estimated legal settlement, uncollectible accounts receivable related to the WWS Divestiture	(3.4)
Provision for uncollectible accounts receivable retained in connection with Divested Federal Business	(2.4)
Legal settlements and related costs	(0.5)

Corporate:
Stock-based compensation expense per SFAS 123(R)	(35.0)
Compensation expense related to the departure of Jeffrey A. Rich, our former Chief Executive Officer	(5.4)
Aircraft impairment	(4.7)
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	(4.0)
Legal and other costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	(2.9)
Legal settlements and related costs	(2.7)

Total	$(57.3)

As a percentage of revenues	(1.1)%

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

Income tax expense
Our effective income tax rate increased to 35.7% in fiscal year 2006 from 35.2% in fiscal year 2005. This effective income tax rate is comprised of the following: an effective income tax rate of 38.4% related to the WWS Divestiture, and an effective tax rate on operations of 35.6%. Our effective income tax rate is higher than the 35% federal statutory rate primarily due to the effect of state income taxes. The prior year effective income tax rate includes a tax benefit of $9.6 million recognized in the third quarter of fiscal year 2005 related to Divested Federal Business in fiscal year 2004.
Liquidity and Capital Resources
Cash Flows
During fiscal year 2007, we generated approximately $738.4 million in cash flows provided by operating activities compared to $638.7 million in fiscal year 2006. Significant items affecting our fiscal years 2007 and 2006 cash flows provided by operating activities are discussed below.

	Fiscal year ended June 30,
	2007	2006
Cash paid for interest on outstanding debt, which was higher in fiscal year 2007 primarily due to our share repurchase program	$(169.6)	$(56.3)
Cash paid for final settlement of the Mellon Financial Corporate (“Mellon”) transition services agreement (a)	—	(85.8)
Cash paid for incentive compensation to employees of the Acquired HR Business (a)	—	(26.3)
Cash received for interest income	8.0	3.4
Cash paid for legal fees and other costs related to the investigations into our stock option grant practices, derivative lawsuits related to our stock option grant practices and the potential sale of the company as discussed above	(30.3)	—
Cash paid on tax, interest and penalties related to our stock option grant practices as discussed above	(35.0)	—

	$(226.9)	$(165.0)

(a)	During fiscal year 2006, we paid approximately $85.8 million related to the final settlement of the Mellon transition services agreement. Under the transition services agreement, Mellon provided certain accounting, treasury and payroll services for an interim period while we integrated the Acquired HR Business. As part of these services, Mellon was also paying certain operational costs on our behalf, such as employee related expenses and accounts payable. This agreement and the related timing of payments to Mellon had a favorable impact on our net cash provided by operating activities and free cash flow (defined below) in fiscal year 2005 of $75.9 million and a negative impact on our net cash provided by operating activities and free cash flow in fiscal year 2006 of $85.8 million when the Acquired HR Business was fully integrated. During fiscal year 2006, we also paid approximately $26.3 million to employees of the Acquired HR Business related to incentive compensation that was earned prior to the date that we acquired the business.
Our fiscal year 2007 cash flows provided by operating activities were also impacted by collections of accounts receivable, offset by timing of collections of unearned revenue, as well as payments for hardware and software maintenance during the fiscal year 2007.
Fiscal year 2006 cash flows provided by operating activities were also impacted by an increase in accounts receivables related to signed new business and timing of collections related to other accounts receivable and payments of approximately $5.2 million related to the departure of Jeffrey A. Rich, our former Chief Executive Officer. These decreases were offset by lower annual incentive compensation payments and timing of payments to vendors.
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
For fiscal years 2007 and 2006, excess tax benefits from stock-based compensation awards of $3.8 million and $14.3 million, respectively, were reflected as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Consolidated Statements of Cash Flows, resulting in a net impact of zero on cash. During fiscal year 2005, income tax benefits from the exercise of stock options of $20.1 million were reflected as an inflow in cash flows from operating activities in the Consolidated Statements of Cash Flows. However, had SFAS 123(R) been in effect for fiscal year 2005, the portion of those income tax benefits that would have been characterized as excess tax benefits in the Consolidated Statements of Cash Flows would have been $14.1 million and would have decreased cash flows from operating activities and increased cash flows from financing activities accordingly.
During fiscal year 2005, we generated approximately $739.3 million in cash flows provided by operating activities. As discussed above, fiscal year 2005 cash flows provided by operating activities includes a temporary benefit of $75.9 million related to the transition services agreement with Mellon. Fiscal year 2005 cash flows provided by operating activities were negatively impacted by the payment of approximately $19.3 million related to the settlement of the interest rate hedges associated with the issuance of the Senior Notes (please see Derivative instruments and hedging activities below), the payment of a legal settlement of $10 million and the payment of the settlement on a client contract of $10 million, both of which were accrued during fiscal year 2004, as well as the timing of payments related to software used in our information technology services business, transfer agent fees related to our unclaimed property business and other contract related costs, offset by increased net income and increased collections on our accounts receivable balances.
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

	Fiscal year ended June 30,
	2007	2006	2005
Net cash provided by operating activities	$738,378	$638,710	$739,348
Purchases of property, equipment and software, net	(316,843)	(394,467)	(253,231)
Additions to other intangible assets	(43,187)	(35,831)	(35,518)

Free cash flow	$378,348	$208,412	$450,599

Our capital expenditures, defined as purchases of property, equipment and software, net, and additions to other intangible assets, were approximately $360.0 million, or 6.2% of total revenues, $430.3 million, or 8% of total revenues, and $288.7 million, or 6.6% of total revenues, for fiscal years 2007, 2006 and 2005, respectively. Historically, the capital intensity of our business has ranged between 5 to 7%. During fiscal year 2006, the overall capital intensity of our business was 8% due to approximately $60 million of investments for the following: investments related to integrating the Acquired HR Business and expanding our human resources outsourcing technology platform; investments made in our Government Healthcare technology platforms; the expansion of our data center capacity with the addition of a new data center and investments to increase global production both in existing locations and new geographies.
During fiscal years 2007, 2006 and 2005, cash used in investing activities was $529.0 million, $651.8 million and $922 million, respectively. We used $182.7 million in fiscal year 2007 for acquisitions, including Systech, Primax, Albion and CDR. We used $250.3 million for acquisitions during fiscal year 2006, primarily for the purchase of Transport Revenue, LiveBridge and Intellinex. During fiscal year 2006, we received proceeds from the 2006 Divestitures of $67.7 million. We used $626.9 million for acquisitions during fiscal year 2005, primarily for the purchase of the Acquired HR Business, Superior and BlueStar.
During fiscal year 2007, approximately $2.9 million was used in financing activities. Such financing activities included $696.7 million net borrowings of debt and the repurchase of shares of $730.7 million. During fiscal year 2006, approximately $51.2 million was provided by financing activities. Such financing activities included $813.2 million net borrowings of debt, proceeds from employee stock transactions of $103.1 million, excess tax benefits on stock option exercises of $14.3 million, offset by the purchase of shares in our tender offer of $476 million and our share repurchase programs of $385.1 million, as well as the settlement of stock options with Jeffrey A. Rich, our former Chief Executive Officer, of $18.4 million. During fiscal year 2005, approximately $168.4 million was provided by financing activities. Such financing activities included $496.1 million net proceeds from the issuance of the Senior Notes, offset by repurchases of approximately 4.9 million shares of our common stock pursuant to our share repurchase programs for approximately $250.8 million and net repayments of debt primarily under our credit facilities of $143.7 million.
We entered into capital lease agreements of an aggregate of $47.8 million, $24.3 million and $2.3 million for the purchase of equipment during fiscal years 2007, 2006 and 2005, respectively.

Credit Facilities
On March 20, 2006, we and certain of our subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”). The Credit Facility provides for a senior secured term loan facility of $1.8 billion, with the ability to increase it by up to $2 billion (as of June 30, 2007), under certain circumstances (the “Term Loan Facility”) and a senior secured revolving credit facility of $1 billion with the ability to increase it by up to $750 million (the “Revolving Facility”), each of which is described more fully below. At the closing of the Credit Facility, we and certain of our subsidiaries jointly borrowed approximately $800 million under the Term Loan Facility and approximately $93 million under the Revolving Facility. We used the proceeds of the Term Loan Facility to (i) refinance approximately $278 million in outstanding indebtedness under our 5-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 27, 2004 (the “Prior Facility”), (ii) finance the purchase of shares of our Class A common stock tendered in the Company’s “Dutch Auction” tender which expired March 17, 2006 (as extended) and (iii) for the payment of transaction costs, fees and expenses related to the Credit Facility and Dutch Auction. As a result of the refinancing of the Prior Facility, we wrote off approximately $4.1 million in debt issue costs, which was included in other non-operating income, net. A portion of the proceeds of the Revolving Facility were used to refinance approximately $73 million in outstanding indebtedness under the Prior Facility. The remainder of the proceeds of the Revolving Facility were used for working capital purposes and to fund our share repurchase programs. In addition, approximately $114 million of letters of credit were issued under the Credit Facility to replace letters of credit outstanding under the Prior Facility. The Prior Facility was terminated on March 20, 2006.
On July 6, 2006, we amended our Term Loan Facility. We borrowed an additional $500 million on July 6, 2006 and an additional $500 million on August 1, 2006. As a result of the increase to the facility, the Applicable Margin, as defined in the Credit Facility, increased to LIBOR plus 200 basis points. The borrowing rate under the Term Loan Facility as of August 20, 2007 was 7.33%. We used the proceeds of the Term Loan Facility increase to finance the purchase of shares of our Class A common stock under the June 2006 $1 billion share repurchase authorization and for the payment of transaction costs, fees and expenses related to the increase in the Term Loan Facility.
Amounts borrowed under the Term Loan Facility mature on March 20, 2013, and will amortize in quarterly installments in an aggregate annual amount equal to 1% of the aggregate principal amount of the loans advanced, with the balance payable on the final maturity date. Amounts borrowed under the Term Loan Facility may also be repaid at any time at our discretion. Interest on the outstanding balances under the Term Loan Facility is payable, at our option, at a rate equal to the Applicable Margin (as defined in the Credit Facility) plus the fluctuating Base Rate (as defined in the Credit Facility), or at the Applicable Margin plus the current LIBOR (as defined in the Credit Facility). The borrowing rate on the Term Loan Facility at June 30, 2007 was 7.32%.
Proceeds borrowed under the Revolving Facility will be used as needed for general corporate purposes and to fund our share repurchase programs. Amounts under the Revolving Facility are available on a revolving basis until the maturity date of March 20, 2012. The Revolving Facility allows for borrowings up to the full amount of the revolver in either U.S. Dollars or Euros. Up to the U.S. dollar equivalent of $200 million may be borrowed in other currencies, including Sterling, Canadian Dollars, Australian Dollars, Yen, Francs, Krones and New Zealand Dollars. Portions of the Revolving Facility are available for issuances of up to the U.S. dollar equivalent of $700 million of letters of credit and for borrowings of up to the U.S. dollar equivalent of $150 million of swing loans. Interest on outstanding balances under the Revolving Facility is payable, at our option, at a rate equal to the Applicable Margin plus the fluctuating Base Rate, or at the Applicable Margin plus the current LIBOR for the applicable currency. The borrowing rate under the Revolving Facility at June 30, 2007 ranges from 3.87% to 5.37%, depending upon the currency of the outstanding borrowings.
The Credit Facility includes an uncommitted accordion feature of up to $750 million in the aggregate allowing for future incremental borrowings under the Revolving Facility, which may be used for general corporate purposes. The Credit Facility also includes an additional uncommitted accordion feature of up to $2 billion (as of June 30, 2007) allowing for future incremental borrowings under the Term Loan Facility which may be used to fund additional purchases of our equity securities or for extinguishment of our Senior Notes. The Term Loan Facility accordion expires on March 20, 2009.
Obligations under the Credit Facility are guaranteed by us and substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (but only to the extent such guarantees would not result in materially adverse tax consequences). In addition, Credit Facility obligations are secured under certain pledge agreements by (i) a first priority perfected pledge of all notes owned by us and the guarantors and the capital stock of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (subject to certain exceptions, including to the extent the pledge would give rise to additional SEC reporting requirements for our subsidiaries or result in materially adverse tax consequences), and (ii) a first priority perfected security interest in all other assets owned by us and the guarantors, subject to customary exceptions. As required under the indentures governing our outstanding Senior Notes, we have granted equal and ratable liens in favor of the holders of the Senior Notes in all assets discussed above, other than the accounts receivable of the Company and our subsidiaries.
Among other fees, we pay a commitment fee (payable quarterly) based on the amount of unused commitments under the Revolving Facility (not including the uncommitted accordion feature discussed above). The commitment fee payable at June 30, 2007 was 0.375% of the unused commitment. We also pay fees with respect to any letters of credit issued under the Credit Facility. Letter of credit fees at June 30, 2007 were 1.35% of the currently issued and outstanding letters of credit.
The Credit Facility contains customary covenants, including but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, make certain restricted payments, or sell or transfer assets. The Credit Facility also limits the Company’s and our subsidiaries’ ability to incur additional indebtedness. In addition, based upon the total amount advanced under the Term Loan Facility at June 30, 2007, we may not permit our consolidated total leverage ratio to exceed 4.00 to 1.00, nor permit our consolidated senior leverage ratio to exceed 3.00 to 1.00, nor permit our consolidated interest coverage ratio to be less than 4.50 to 1.0 during specified periods.
Upon the occurrence of certain events of default, our obligations under the Credit Facility may be accelerated and the lending commitments under the Credit Facility terminated. Such events of default include, but are not limited to, payment default to lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults with respect to indebtedness or guaranty obligations, voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, or change of control of the Company. As of June 30, 2007, we were in compliance with the covenants of our Credit Facility, as amended, as described further below.
Draws made under our credit facilities are made to fund cash acquisitions, share repurchases and for general working capital requirements. During the fiscal year ended June 30, 2007, the balance outstanding under our credit facilities for borrowings ranged from $1.1 billion to $2.1 billion. At June 30, 2007, we had approximately $834.7 million available under our Revolving Credit Facility after giving effect to outstanding indebtedness of $52.1 million and $113.2 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduced the availability of our Revolving Facility. At June 30, 2007, we had $1.8 billion outstanding under our Credit Facility, of which $1.8 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt, and approximately $1.8 billion of which bore interest at 7.32% and $52.1 million bore interest from 3.87% to 5.37%. Please see Derivatives and Hedging Activities below for a discussion of an interest rate swap agreement related to interest rates on our Credit Facility.
On September 26, 2006, we received an amendment, consent and waiver from the lenders under our Credit Facility with respect to, among other provisions, waiver of any default or event of default arising under the Credit Facility as a result of our failure to comply with certain reporting covenants relating to other indebtedness, including covenants purportedly requiring the filing of reports with either the SEC or the holders of such indebtedness, so long as those requirements were complied with by December 31, 2006. As consideration for this amendment, consent and waiver, we paid a fee of $2.6 million.
On December 21, 2006, we received an amendment, consent and waiver from lenders under our Credit Facility. The amendment, consent and waiver includes the following provisions, among others:
(1)	Consent to the delivery, on or prior to February 14, 2007, of (i) the financial statements, accountant’s report and compliance certificate for the fiscal year ended June 30, 2006 and (ii) financial statements and related compliance certificates for the fiscal quarters ended June 30, 2006 and September 30, 2006, and waiver of any default arising from the failure to deliver any such financial statements, reports or certificates within the applicable time period provided for in the Credit Agreement, provided that any such failure to deliver resulted directly or indirectly from the previously announced investigation of the Company’s historical stock option grant practices (the “Options Matter”).

(2)	Waiver of any default or event of default arising from the incorrectness of representations and warranties made or deemed to have been made with respect to certain financial statements previously delivered to the agent as a result of any restatement, adjustment or other modification of such financial statements resulting directly or indirectly from the Options Matter.

(3)	Waiver of any default or event of default which may arise from the Company’s or its subsidiaries’ failure to comply with reporting covenants under other indebtedness that are similar to those in the Credit Agreement (including any covenant to file any report with the SEC or to furnish such reports to the holders of such indebtedness), provided such reporting covenants are complied with on or prior to February 14, 2007.

(4)	Amendments to provisions relating to the permitted uses of the proceeds of revolving loans under the Credit Agreement that (i) increase to $500 million from $350 million the aggregate principal amount of revolving loans that may be outstanding, the proceeds of which may be used to satisfy the obligations under the Company’s 4.70% Senior Notes due 2010 or 5.20% Senior Notes due 2015 and (ii) until June 30, 2007, decrease to $200 million from $300 million the minimum liquidity (i.e., the aggregate amount of the Company’s unrestricted cash in excess of $50 million and availability under the Revolving Facility) required after giving effect to such use of proceeds.
As consideration for this amendment, waiver and consent, we paid a fee of $1.3 million.
Senior Notes
On June 6, 2005, we completed a public offering of $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015. Interest on the Senior Notes is payable semiannually. The net proceeds from the offering of approximately $496 million, after deducting underwriting discounts, commissions and expenses, were used to repay a portion of the outstanding balance of our Prior Facility. We may redeem some or all of the Senior Notes at any time prior to maturity, which may include prepayment penalties determined according to pre-established criteria.
The Senior Notes contain customary covenants including, but not limited to, restrictions on our ability, and the ability of our subsidiaries, to create or incur secured indebtedness, merge or consolidate with another person, or enter into certain sale and leaseback transactions.
Upon the occurrence of certain events of default, the principal of, and all accrued and unpaid interest on, the Senior Notes may be declared due and payable by the trustee, The Bank of New York Trust Company, N.A. (the “Trustee”), or the holders of at least 25% in principal amount of the outstanding Senior Notes. Such events of default include, but are not limited to, payment default, covenant defaults, material payment defaults (other than under the Senior Notes) and voluntary or involuntary bankruptcy proceedings. As of June 30, 2007, we were in compliance with the covenants of our Senior Notes.
On September 22, 2006, we received a letter from CEDE & Co. (“CEDE”) sent on behalf of certain holders of our 5.20% Senior Notes due 2015 (the “5.20% Senior Notes”) issued by us under that certain Indenture dated June 6, 2005 (the “Indenture”) between us and Trustee advising us that we were in default of our covenants. The letter alleged that our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 by September 13, 2006, was a default under the terms of the Indenture. On September 29, 2006, we received a letter from CEDE sent on behalf of the same persons declaring an acceleration with respect to the 5.20% Senior Notes, as a result of our failure to remedy the purported default set forth in the September 22, 2006 letter related to our failure to timely file our Annual Report on Form 10-K for the period ended June 30, 2006. The September 29, 2006 letter declared that the principal amount and premium, if any, and accrued and unpaid interest, if any, on the 5.20% Senior Notes were due and payable immediately, and demanded payment of all amounts owed in respect of the 5.20% Senior Notes.
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

It is our position that no default has occurred under the Indenture and that no acceleration has occurred with respect to the 5.20% Senior Notes or the 4.70% Senior Notes or otherwise under the Indenture. Further we have filed a lawsuit against the Trustee in the United States District Court, Northern District of Texas, Dallas Division, seeking a declaratory judgment affirming our position. On January 8, 2007, the Court entered an order substituting Wilmington Trust Company for the Trustee. On January 16, 2007, Wilmington Trust Company filed an answer and counterclaim. The counterclaim seeks immediate payment of all principal and accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim seeks damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes.
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
In the event the claim of default against us made by certain holders of the Senior Notes is upheld in a court of law and we are required to pay off the Senior Notes, it is most likely that we would utilize the Credit Facility to fund such payoff. Under the terms of the Credit Facility, we can utilize borrowings under the Revolving Credit Facility, subject to certain liquidity requirements, or may seek additional commitments for funding under the Term Loan Facility of the Credit Facility. We estimate we have sufficient liquidity to meet both the needs of our operations and any potential payoff of the Senior Notes. While we do have availability under our Credit Facility to draw funds to repay the Senior Notes, there may be a decrease in our credit availability that could otherwise be used for other corporate purposes, such as acquisitions and share repurchases.
On December 19, 2006, we entered into an Instrument of Resignation, Appointment and Acceptance with The Bank of New York Trust Company, N.A. and Wilmington Trust Company, whereby The Bank of New York Trust Company, N.A. resigned as trustee, as well as other offices or agencies, with respect to the Senior Notes, and was replaced by Wilmington Trust Company.
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $13.8 million ($8.6 million, net of income tax), unamortized deferred financing costs of $2.6 million ($1.7 million, net of income tax) and unamortized discount of $0.6 million ($0.4 million, net of income tax) associated with our Senior Notes as of June 30, 2007 may be adjusted and reported as interest expense in our Consolidated Statements of Income in the period of refinancing or demand.
Other Credit Arrangements
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2007, outstanding surety bonds of $524 million and $90.9 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $22.3 million of letters of credit and $1.8 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
Credit Ratings
Following our tender offer completed in March 2006, our credit ratings were downgraded by Moody’s and Standard & Poor’s, both to below investment grade. Standard & Poor’s further downgraded us to BB upon our announcement in June 2006 of the approval by our Board of Directors of a new $1 billion share repurchase plan. Fitch initiated its coverage of us in August 2006 at a rating of BB, except for our Senior Notes which were rated BB-. Standard & Poor’s downgraded our credit rating further, to B+, following our announcement on September 28, 2006 that we would not be able to file our Annual Report on Form 10-K for the period ending June 30, 2006 by the September 28, 2006 extended deadline. On March 7, 2007, Standard & Poor’s raised our credit rating to BB, reflecting the filing of our Annual Report on Form 10-K for the year ended June 30, 2006 and our Quarterly Report for the quarter ended September 30, 2006. On March 20, 2007, following the announcement that ACS founder Darwin Deason and private equity fund Cerberus have proposed to buy the Company, all three agencies have placed ACS on review for potential downgrade. There may be additional reductions in our ratings depending on the timing and amounts that may be drawn under our Credit Facility. As a result, the terms of any financings we choose to enter into in the future may be adversely affected. In addition, as a result of these downgrades, the sureties which provide performance bonds backing our contractual obligations could reduce the availability of these bonds, increase the price of the bonds to us or require us to provide collateral such as a letter of credit. However, we believe that we will continue to have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals. In addition, certain of our commercial outsourcing contracts provide that, in the event our credit ratings are downgraded to certain specified levels, the customer may elect to terminate its contract with us and either pay a reduced termination fee or in some instances, no termination fee. While we do not anticipate that the downgrading of our credit ratings will result in a material loss of commercial outsourcing revenue due to the customer’s exercise of these termination rights, there can be no assurance that such a credit ratings downgrade will not adversely affect these customer relationships.
Derivatives and Hedging Activities
We hedge the variability of a portion of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of June 30, 2007 and 2006, the notional amount of these agreements totaled 312 million pesos (approximately $27.9 million) and 217.5 million pesos (approximately $19.5 million), respectively. These agreements expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. As of June 30, 2007, the unrealized gain on these foreign exchange forward agreements, reflected in accumulated other comprehensive income (loss), net, was $0.6 million ($0.4 million, net of income tax), and the fair market value of $0.6 million is reflected in other current assets. As of June 30, 2006, the unrealized loss on these foreign exchange forward agreements, reflected in accumulated other comprehensive income (loss), net, was $0.5 million ($0.3 million, net of income tax) and the fair market value $0.5 million was reflected in other current liabilities.
As part of the Transport Revenue acquisition, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and U. S. dollar revenues. These agreements do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As a result, we recorded a gain on hedging instruments of approximately $1.7 million ($1.1 million, net of income tax) for the year ended June 30, 2006 in other non-operating income, net in our Consolidated Statements of Income. The gain on hedging instruments was not material for the year ended June 30, 2007. As of June 30, 2007 and 2006, the notional amount of these agreements totaled 25.2 million Euros (approximately $33.9 million) and 31.2 million Euros (approximately $39.1 million), respectively, and are set to expire at various times over the next four years. A liability was recorded for the related fair value of approximately $4.3 million and $4.1 million as of June 30, 2007 and 2006, respectively.
In order to hedge the variability of future interest payments related to our Senior Notes issuance, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of the Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) was recorded in accumulated other comprehensive income (loss), net, and will be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. During fiscal years 2007, 2006 and 2005, we amortized approximately $2.5 million, $2.5 million and $0.2 million, respectively, to interest expense. The amount of gain or loss related to hedge ineffectiveness was not material.
In March 2007, we entered into a five-year amortizing interest rate swap agreement. As of June 30, 2007, the notional amount of the agreement totaled $700 million. The agreement is designated as a cash flow hedge of forecasted interest payments on up to $700 million of outstanding floating rate debt under our Credit Facility. The interest rate swap is structured such that we pay a fixed rate of interest of 4.897%, and receive a floating rate of interest based on one month LIBOR. The fair value of the agreement of $8.1 million at June 30, 2007 reflects termination cash value. The unrealized gain of $8.1 million ($5.3 million, net of income tax), is reflected in accumulated other comprehensive income (loss), net at June 30, 2007. As of June 30, 2007, the fair market value of $8.1 million was reflected in other assets.
Share Repurchase Programs
Prior to the Tender Offer, our Board of Directors authorized three share repurchase programs totaling $1.75 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock; on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock; and on October 20, 2005, we announced that our Board of Directors authorized an incremental share repurchase program of up to $500 million of our Class A common stock. These share repurchase plans were terminated on January 25, 2006 by our Board of Directors in contemplation of our Tender Offer, which was announced January 26, 2006 and expired March 17, 2006. The programs, which were open-ended, allowed us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities, and purchases under these plans were funded from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our credit facilities. Under our previously authorized share repurchase programs, we had repurchased approximately 2.2 million and 4.9 million shares, respectively, at a total cost of approximately $115.8 million and $250.8 million, respectively during fiscal years 2006 and 2005. We reissued approximately 0.3 million shares and 0.6 million shares, respectively, for proceeds of approximately $17.9 million and $28.5 million, respectively, to fund contributions to our employee stock purchase plan and 401(k) plan during fiscal years 2006 and 2005, respectively. In fiscal year 2007, we reissued approximately 57,000 shares for proceeds totaling approximately $2.8 million to fund contributions to our employee stock purchase plan.
In June and August 2006, our Board of Directors authorized two share repurchase programs of up to $1 billion each of our Class A common stock. The programs, which are open ended, allow us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. As of June 30, 2007, we had repurchased approximately 19.9 million shares under the June 2006 authorization at an average cost of approximately $50.30 per share (approximately $1 billion) all of which have been retired. A total of 14.4 million shares with an average cost of approximately $50.64 per share (approximately $730.7 million) were purchased and retired in the first quarter of fiscal year 2007. No repurchases have been made under the August 2006 authorization as of the date of this filing. If any additional repurchases are made, such repurchases would be funded from borrowings under our Credit Facility.
Stock Option Repricing
As discussed in Note 21 to our Consolidated Financial Statements, as a result of our internal investigation into our stock option grant practices, we restated certain of our previously filed Consolidated Financial Statements and recorded cumulative adjustments for non-cash stock-based compensation expense totaling $51.2 million. While these expenses are non-cash, the amendment of the affected stock options and income tax related impacts have required and may continue to require the use of cash.
Through June 30, 2007, we recorded approximately $33.4 million of additional income taxes, estimated penalties and interest, net of the reversal discussed below, related to disallowed Section 162(m) executive compensation deductions resulting from revised measurement dates. At this time, we cannot predict when these Section 162(m) issues will be resolved; however, during the third quarter of fiscal year 2007, we paid approximately $35 million of estimated income taxes, penalties and interest related to Section 162(m) issues in order to reduce future interest that would accrue on the amounts of estimated taxes, penalties and interest. This payment is reflected in cash flows from operating activities at June 30, 2007. During fiscal year 2007, we reversed approximately $6 million of accrued income taxes, penalties and interest associated with Section 162(m) issues attributable to factors unrelated to revised measurement dates as we believe an accrual for these amounts is no longer required.
In December 2006, we amended the exercise price of outstanding stock options of certain current executive officers, other executive officers and former executive officers in order to re-price all or a portion of the respective option grant to the correct accounting measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. We will pay cash payments in the aggregate amount of $2.4 million in accordance with the terms of the amendment, which will be paid in the third quarter of fiscal year 2008 from cash flows from operating activities. Of the $2.4 million cash payment, approximately $0.5 million was expensed in fiscal year 2007, and the balance was charged to Additional Paid-in Capital. If options are exercised, such exercise prices to be paid by option holders is expected to offset the related amounts of the cash payments related to those exercised options; however, the timing of any such exercises cannot be determined.
On June 18, 2007, we initiated a tender offer to amend certain options (the “Eligible Options”) to purchase an aggregate of 1,703,650 shares (as amended) of our Class A common stock in order to re-price all or a portion of the respective option grant to the correct accounting measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. The Eligible Options included options that (i) were granted under our 1997 Stock Incentive Plan, as amended; (ii) had exercise prices per share that were less, or may have been less, than the fair market value per share of ACS on the revised measurement dates for such options, as determined by us for accounting and tax purposes; (iii) were unexercised and unvested, either in whole or in part, as of January 1, 2005; (iv) were outstanding as of the expiration time of this tender offer; and (v) were held by individuals who (x) were employed by the Company through the expiration time of this tender offer (other than any executive officer or director) and (y) are subject to income taxation in the United States. Eligible participants could elect to (i) amend Eligible Options to increase the exercise price per share to the fair market value of the Company’s Class A common stock on the respective option’s measurement date and (ii) receive a cash payment equal to the difference between the new exercise price per share of each amended option and the original exercise price per share of such amended option, multiplied by the number of unexercised shares of the Company’s Class A common stock subject to such amended option. This payment will be made on or before the eligible option holder’s first regular payroll date in January 2008.
The tender offer expired on July 17, 2007. Pursuant to the offer, we accepted for amendment options to purchase 1,696,650 shares of our Class A common stock, which represented 99.6% of the shares of our Class A common stock subject to all Eligible Options. We will pay cash payments in the aggregate amount of $4.0 million in accordance with the terms of the tender offer, which will be paid in the third quarter of fiscal year 2008 from cash flows from operating activities. Of the $4.0 million cash payment, we anticipate that approximately $1.3 million will be expensed, and the balance will be charged to Additional Paid-in Capital in the first quarter of fiscal year 2008. If options are exercised, such exercise prices to be paid by option holders is expected to offset the related amounts of the cash payments related to those exercised options; however, the timing of any such exercises cannot be determined.
In July 2007, we notified former employees with vested, unexercised and outstanding options which had exercise prices per share that were less, or may have been less, than the fair market value per share of ACS on the revised measurement dates for such options, as determined by us for accounting and tax purposes, that we will pay them the additional 20% income tax imposed by Section 409A based on the excess, if any, of the fair market value of our Class A common stock (up to $62 per share) on the date a triggering event occurs or condition exists that under Section 409A results in the excess being recognized and reported as income on the former employee’s W-2 and the exercise price of the affected option (reduced by any gain that had become subject to tax in a prior year because of an earlier triggering event). We anticipate that these income tax reimbursements will be up to approximately $1.9 million based on the current fair market value of our Class A common stock on the exercise date and will be paid from cash flows from operating activities as the triggering event occurs for each option holder, beginning in the third quarter of fiscal year 2008. In the first quarter of fiscal year 2008, we will accrue the estimated charge related to these income tax reimbursements based on the current fair market value of our Class A common stock and adjust the accrual each quarter until the options are exercised.
Other
At June 30, 2007, we had cash and cash equivalents of $307.3 million compared to $100.8 million at June 30, 2006. Our working capital (defined as current assets less current liabilities) increased $135.5 million to $839.7 million at June 30, 2007 from $704.2 million at June 30, 2006. Our current ratio (defined as total current assets divided by total current liabilities) was 1.9 at both June 30, 2007 and 2006. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 54% and 40% at June 30, 2007 and 2006, respectively.
We believe that available cash and cash equivalents, together with cash generated from operations and available borrowings under our Credit Facility, will provide adequate funds for our anticipated internal growth and operating needs, including capital expenditures, and will meet the cash requirements of our contractual obligations. However, due to the additional borrowings made in relation to our share repurchase programs and if we utilize the unused portion of our Credit Facility to repay the Senior Notes or for other corporate purposes, our indebtedness and interest expense would increase, possibly significantly, and our indebtedness could be substantial in relation to our stockholders’ equity. Should interest rates continue to rise, our interest expense could increase, possibly significantly, and impact our results of operations and cash flows. We believe that our expected cash flow provided by operating activities, and anticipated access to the unused portion of our Credit Facility and capital markets will be adequate for our expected liquidity needs, including capital expenditures, and to meet the cash requirements of our contractual obligations. In addition, we intend to continue our growth through acquisitions, which could require significant commitments of capital. In order to pursue such opportunities we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and expansion opportunities and how such opportunities will be financed.
Related Party Transactions
Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Potential Sale of the Company above for a discussion of the proposal received from our Chairman, Darwin Deason, and Cerberus to acquire all of the outstanding shares of the Company.
Prior to 2002 we had guaranteed $11.5 million of certain loan obligations owed to Citicorp USA, Inc. by DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). Our Chairman owned a majority interest in DDH. In consideration for that guaranty, we had access to corporate aircraft at favorable rates. In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. As partial consideration for the release of our corporate guaranty, we agreed to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. In the second quarter of fiscal year 2007, we were notified by DDH of their intent to wind down operations; therefore, we recorded a charge of $0.6 million related to the unused prepaid charter flights. We made no payments to DDH during fiscal years 2007, 2006 and 2005. Previously, we reported that we anticipated that the administrative services we are providing to DDH would cease prior to June 30, 2007 as a result of the wind down of the DDH operations. Because of continuing activities related to the wind down of operations, the administrative services we are providing to DDH will continue until the wind down is complete.
During fiscal years 2007, 2006 and 2005, we purchased approximately $5.8 million, $8.8 million and $9.0 million, respectively, of office products and printing services from Prestige Business Solutions, Inc., a supplier owned by the daughter-in-law of our Chairman, Darwin Deason. These products and services were purchased on a competitive bid basis in substantially all cases. We believe this relationship has allowed us to obtain these products and services at quality levels and costs more favorable than would have been available through alternative market sources.
In connection with the departure of Jeffrey A. Rich (please see Note 23 to our Consolidated Financial Statements), our former Chief Executive Officer, in June 2006, we entered into an agreement with Rich Capital LLC, an M&A advisory firm owned by Mr. Rich. The agreement is for two years during which time we will pay a total of $0.5 million for M&A advisory services, payable in equal quarterly installments. We paid approximately $63 thousand related to this agreement through June 30, 2006. However, we have currently suspended payment under this agreement pending determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich. No payments were made during fiscal year 2007 related to this agreement.
Disclosures about Contractual Obligations and Commercial Commitments as of June 30, 2007 (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt (1)	$1,832,009	$19,651	$36,067	$88,177	$1,688,114
Senior Notes, net of unamortized discount (1)	499,449	—	249,950	—	249,499
Capital lease obligations (1)	57,853	27,388	29,100	1,365	—
Operating leases (2)	1,127,317	337,537	518,758	205,271	65,751
Purchase obligations (3) (4)	30,107	16,797	13,310	—	—

Total Contractual Cash Obligations	$3,546,735	$401,373	$847,185	$294,813	$2,003,364

		Amount of Commitment Expiration per Period
	Total
	Amounts	Less than			After 5
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	Years

Standby letters of credit	$113,205	$113,205	$—	$—	$—
Surety Bonds	525,836	445,113	52,726	26,135	1,862

Total Commercial Commitments	$639,041	$558,318	$52,726	$26,135	$1,862

(1)	Excludes accrued interest of $8.9 million at June 30, 2007.

(2)	We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2012, which are included in operating leases in the table.

(3)	We have various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2010, and are included in purchase obligations in the table.

(4)	We entered into a two year agreement with Rich Capital LLC, an M&A advisory firm owned by Jeffrey A. Rich, our former Chief Executive Officer, to provide us with advisory services in connection with potential acquisition candidates. This contractual obligation is included in the table above. However, we have currently suspended payment under this agreement pending a determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.

We expect to contribute approximately $14.5 million to our pension plans in fiscal year 2008. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of June 30, 2007. Please see Critical Accounting Policies and Note 13 to our Consolidated Financial Statements for discussion of our pension plans.
As discussed above, certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2007, outstanding surety bonds of $524 million and $90.9 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $22.3 million of letters of credit and $1.8 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During fiscal years 2007, 2006 and 2005, we made contingent consideration payments of $25.4 million, $9.8 million and $17 million, respectively, related to acquisitions completed in prior years. As of June 30, 2007, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $90.6 million, of which $21 million has been earned as of June 30, 2007. The $21 million was accrued as of June 30, 2007 and is expected to be paid during the first half of fiscal year 2008. Any such payments primarily result in a corresponding increase in goodwill.
We indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the majority of the federal business sold in November 2003. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of June 30, 2007, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time. As discussed in Note 21 to the Consolidated Financial Statements, we agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom during the period 1998-2000.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2007, we serviced a FFEL portfolio of approximately 2.2 million loans with an outstanding principal balance of approximately $32.5 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2007 and 2006, other accrued liabilities include reserves which we believe to be adequate.
Critical Accounting Policies
The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. We base our estimates on historical experience and on various other assumptions or conditions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may result in materially different results under different assumptions and conditions. We believe that the following critical accounting policies used in the preparation of our Consolidated Financial Statements involve significant judgments and estimates.
Revenue Recognition
A significant portion of our revenue is recognized based on objective criteria that do not require significant estimates or uncertainties. For example, transaction volumes and time and material and cost reimbursable arrangements are based on specific, objective criteria under the contracts. Accordingly, revenues recognized under these methods do not require the use of significant estimates that are susceptible to change. Revenue recognized using the percentage-of-completion accounting method does require the use of estimates and judgment as discussed below.
Our policy follows the guidance from SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”), unless the transaction is within the scope of other specific authoritative guidance. SAB 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements and updates Staff Accounting Bulletin Topic 13 to be consistent with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We recognize revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the fee is fixed or determinable, and collectibility is reasonably assured.
During fiscal year 2007, approximately 74% of our revenue was recognized based on transaction volumes, approximately 9% was fixed fee based, wherein our revenue is earned as we fulfill our performance obligations under the arrangement, approximately 5% was related to cost reimbursable contracts, approximately 5% of our revenue was recognized using percentage-of-completion accounting and the remainder is related to time and material contracts. Our revenue mix is subject to change due to the impact of acquisitions, divestitures and new business.
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
The percentage-of-completion methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to estimated total cost basis, using a reasonably consistent profit margin over the period. Due to the longer term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.
EITF 00-21 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. EITF 00-21 does not impact the use of SOP 81-1 for contract elements that fall within the scope of SOP 81-1, such as the implementation or development of an information technology system to client specifications under a long-term contract. Where an implementation or development project is contracted with a client, and we will also provide services or operate the system over a period of time, EITF 00-21 provides the methodology for separating the contract elements and allocating total arrangement consideration to the contract elements but does not stipulate the revenue recognition methodology that should be applied to these separate elements. In certain instances where revenue cannot be allocated to a contract element delivered earlier than other elements, costs of delivery are deferred and recognized as the subsequent elements are delivered. Costs deferred cannot exceed the relative fair value of the related element. We adopted the provisions of EITF 00-21 on a prospective basis for transactions entered into or modified after July 1, 2003.

Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. We recognize revenues for non-refundable, upfront implementation fees on a straight-line basis over the period between the initiation of the ongoing services through the end of the contract term.
Cost of revenues
We present cost of revenues in our Consolidated Statements of Income based on the nature of the costs incurred. Substantially all these costs are incurred in the provision of services to our customers. The selling, general and administrative costs included in cost of revenues are not material and are not separately presented in the Consolidated Statements of Income.
Contingencies
We account for claims and contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS 5 requires that we record an estimated loss from a claim or loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.
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
Valuation of goodwill and intangibles
Due to the fact that we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible expense we could incur as a result of an impairment. In addition, in connection with our revenue arrangements, we incur costs to originate long-term contracts and to perform the transition and setup activities necessary to enable us to perform under the terms of the arrangement. We capitalize certain incremental direct costs which are related to the contract origination or transition, implementation and setup activities and amortize them over the term of the arrangement. From time to time, we also provide certain inducements to customers in the form of various arrangements, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth. In addition to our annual impairment testing, we continually evaluate whether events and circumstances have occurred that indicate the balance of goodwill or intangible assets may not be recoverable. In evaluating goodwill for impairment, we compare the estimated fair value of the reporting unit to its underlying book value. In evaluating intangible assets for impairment, we compare the estimated fair value of the intangible asset to its underlying book value. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.
Valuation of property, equipment and software
We continually evaluate whether events and circumstances have occurred that indicate the balance of our property, equipment and software may not be recoverable. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our property, equipment and software, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.
Stock-Based Compensation
We adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) as of July 1, 2005. SFAS 123(R) requires us to recognize compensation expense for all stock-based payment arrangements based on the fair value of the stock-based payment on the date of grant. We elected the modified prospective application method for adoption, which requires compensation expense to be recorded for all stock-based awards granted after July 1, 2005 and for all unvested stock options outstanding as of July 1, 2005, beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, the remaining previously measured but unrecognized compensation expense, based on the fair value using revised grant dates as determined in connection with our internal investigation into our stock option grant practices (please see Note 21 to our Consolidated Financial Statements) will be recognized as wages and benefits in the Consolidated Statements of Income on a straight-line basis over the remaining vesting period. For stock-based payment arrangements granted subsequent to July 1,

2005, compensation expense, based on the fair value on the date of grant, will be recognized in the Consolidated Statements of Income in wages and benefits on a straight-line basis over the vesting period. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:
•	Expected volatility of our stock price based on historical monthly volatility over the expected term based on daily closing stock prices.

•	Expected term of the option based on historical employee stock option exercise behavior and the vesting and contractual terms of the respective option.

•	Risk-free interest rate for periods within the expected term of the option.

•	Expected dividend yield.
Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option.
SFAS 123(R) requires that we recognize compensation expense for only the portion of stock-based payment arrangements that are expected to vest. Therefore, we apply estimated forfeiture rates that are based on historical employee termination behavior. We periodically adjust the estimated forfeiture rates so that only the compensation expense related to stock-based payment arrangements that vest are included in wages and benefits. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
Pension and post-employment benefits
SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), establishes standards for reporting and accounting for pension benefits provided to employees. On June 30, 2007, we adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This Statement requires recognition of the funded status of a defined benefit plan in the statement of financial position as an asset or liability if the plan is overfunded or underfunded, respectively. Changes in the funded status of a plan are required to be recognized in the year in which the changes occur, and reported in comprehensive income as a separate component of stockholders’ equity. Further, certain gains and losses that were not previously recognized in the financial statements are required to be reported in comprehensive income, and certain disclosure requirements were changed. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year end. There was no change to our June 30 measurement date as a result of the adoption of SFAS 158. Adoption of SFAS 158 resulted in an increase to accumulated other comprehensive income (loss), net of approximately $2.4 million, net of $1.0 million deferred income tax.
Assumptions for calculating benefit obligations and net periodic benefit cost
The following table summarizes the weighted-average assumptions used in the determination of our benefit obligation:

	June 30,
	2007		2006
		Other		Other Benefit
	Pension Plans	Benefit Plan	Pension Plans	Plan
Non-U.S. Plans
Discount rate	5.20% - 5.67%	5.60%	5.00% - 5.75%	5.75%
Rate of increase in compensation levels	4.25% - 4.80%	N/A	4.25% - 4.40%	N/A

U.S. Plan
Discount rate	6.40%	N/A	6.50%	N/A
Rate of increase in compensation levels	3.40%	N/A	3.50%	N/A

The following table summarizes the assumptions used in the determination of our net periodic benefit cost:

	Fiscal year ended		Fiscal year ended		Fiscal year ended
	June 30, 2007		June 30, 2006		June 30, 2005
		Other		Other		Other
	Pension	Benefit	Pension	Benefit	Pension	Benefit
	Plans	Plan	Plans	Plan	Plans	Plan
Non-U.S. Plans
Discount rate	5.20% - 5.67%	5.60%	5.00% - 5.75%	5.75%	5.25% - 5.75%	5.75%

Long-term rate of return on assets	6.50% - 7.00%	N/A	7.00% - 7.50%	N/A	7.00% - 7.50%	N/A

Rate of increase in compensation levels	4.25% - 4.60%	N/A	4.25% - 4.40%	N/A	4.25% - 4.40%	N/A

U.S. Plan
Discount rate	6.50%	N/A	5.75%	N/A	N/A	N/A
Long-term rate of return on assets	8.00%	N/A	N/A	N/A	N/A	N/A
Rate of increase in compensation levels	3.50%	N/A	3.00%	N/A	N/A	N/A
Our discount rate is determined based upon high quality corporate bond yields as of the measurement date. The table below illustrates the effect of increasing or decreasing the discount rates by 25 basis points (in thousands):

	Fiscal year ended		Fiscal year ended
	June 30, 2007		June 30, 2006
	Plus .25%	Less .25%	Plus .25%	Less .25%
Non-U.S. Plans
Effect on pension benefit obligation	$(5,786)	$5,841	$(5,055)	$5,155
Effect on service and interest cost	$(485)	$488	$(432)	$450

U.S. Plan
Effect on pension benefit obligation	$(316)	$336	$(164)	$174
Effect on service and interest cost	$(145)	$153	$(104)	$110
We estimate the long-term rate of return on UK, Canadian and US plan assets will be 6.5%, 7% and 8%, respectively, based on the long-term target asset allocation. Expected returns for the following asset classes used in the plans are based on a combination of long-term historical returns and current and expected market conditions.
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
The Canadian funded plan’s target asset allocation is 35% Canadian provincial and corporate bonds, 30% larger capitalization Canadian stocks, 30% developed and larger capitalization Global ex Canada stocks (mainly U.S. and international stocks) and 5% cash and cash equivalents. A single investment manager actively manages all of the asset classes. This manager uses an equal blend of large cap value and large cap growth for stocks in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. The bonds are managed using a core approach where multiple strategies are engaged such as interest rate anticipation, credit selection and yield curve positioning to mitigate overall risk. At this time, the manager does not engage in any alternative investment strategies.
The U.S. pension plan’s target asset allocation is 30% large capitalization U.S. equities, 5% small capitalization U.S. equities, 25% developed market non-U.S. equities, 30% long duration U.S. Treasury bonds and 10% in alternative investments. The asset allocation was set considering asset class expected returns and volatility relative to the duration of the liabilities of the pension plan. The asset allocation is reviewed annually in accordance with the Investment Policy Statement. The assets are held in a separate pension trust account at a custodian bank. External registered investment advisors manage the assets in active and passive strategies that are well diversified, investment grade, liquid and unleveraged.
SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) requires the disclosure of assumed healthcare cost trend rates for next year used to measure the expected cost of benefits covered. For measurement purposes, a 7.8% composite annual rate of increase in the per capita costs of covered healthcare benefits was assumed for fiscal year 2007; this rate was assumed to decrease gradually to 4.5% by 2013 and remain at that level thereafter. The healthcare cost trend rate assumption may have a significant effect on the SFAS 106 projections. The table below illustrates the effect of increasing or decreasing the assumed healthcare cost trend rates by one percentage point for each future year (in thousands):

	Fiscal year ended		Fiscal year ended
	June 30, 2007		June 30, 2006
	Plus 1%	Less 1%	Plus 1%	Less 1%
Effect on pension benefit obligation	$34	$(31)	$30	$(27)
Effect on service and interest cost	$5	$(4)	$4	$(4)
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
New Accounting Pronouncements
Please see Note 28 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk resulting from changes in interest rates, changes in market value of financial instruments caused by changes in interest rates, foreign currency exchange rates and fair market value of our investments. Sensitivity analysis is one technique available to measure the impact that changes in these rates could have on our results of operations or financial position. The following analysis provides an indication of our sensitivity to changes in interest rates and foreign currency exchange rates as of June 30, 2007.
Interest Rates
During fiscal year 2006, we entered into a new credit agreement (please see Note 12 to our Consolidated Financial Statements for more discussion). These new facilities are variable rate instruments and are subject to market risk resulting from changes in interest rates. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If interest rates had increased by 10% at June 30, 2007, and our June 30, 2007 Credit Facility debt had been outstanding for the entire fiscal year, net of $700 million under our five-year amortizing interest rate swap agreement discussed below, our results of operations would have decreased approximately $8.2 million ($5.3 million, net of income tax).

In March 2007, we entered into a five-year amortizing interest rate swap agreement. At June 30, 2007, the notional amount of the agreement was $700 million. The agreement is designated as a cash flow hedge of forecasted interest payments on up to $700 million of outstanding floating rate debt under our Credit Facility. The interest rate swap is structured such that we pay a fixed interest rate of 4.897%, and receive a floating interest rate based on one month LIBOR. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. As of June 30, 2007, the fair value of the agreement is approximately $8.1 million and reflects the termination cash value. If interest rates were 10% lower at June 30, 2007, the fair value of the interest rate swap agreement would be a liability of approximately $2.5 million. Changes in the fair value of our interest rate swap agreement would not affect our results of operations or cash flows unless terminated prior to maturity.
We entered into fixed rate Senior Notes during fiscal year 2005. The Senior Notes are subject to market risk from changes in interest rates. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in market interest rates. The fair value of the Senior Notes as of June 30, 2007 and 2006 was $459.4 million and $448 million, respectively, based on quoted market prices. If these rates were 10% higher or lower at June 30, 2007, the fair value of the Senior Notes would be approximately $445.6 million and $473.9 million, respectively. Changes in the fair value of our fixed rate Senior Notes would not impact our results of operations or cash flows, unless redeemed prior to maturity.
Foreign Currency
We conduct business in the U. S. and in foreign countries and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U. S. denominated foreign investments and foreign currency transactions. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates were 10% higher or lower at June 30, 2007, there would have been no material adverse impact on our results of operations or financial position.
We hedge the variability of a portion of our anticipated future Mexican Peso cash flows through foreign exchange forward agreements. We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our foreign exchange forward agreements. The foreign exchange risk is computed based on the market value of the forward agreements as affected by changes in the corresponding foreign exchange rates. The sensitivity analysis represents the hypothetical changes in the value of the foreign exchange forward agreements and does not reflect the offsetting gain or loss on the underlying exposure. Fluctuations in the fair value of the foreign exchange forward agreements are recorded in accumulated other comprehensive income (loss), net. As of June 30, 2007, a 10% adverse movement in the foreign currency exchange rate with all other variables held constant would have resulted in a decrease in the fair value of our foreign exchange forward agreements of $3.2 million. Changes in the fair value of these foreign exchange forward agreements would not impact our results of operations or cash flows, unless terminated prior to maturity.
As discussed in Note 20 to our Consolidated Financial Statements, we hedge our Transport Revenue’s French operation’s Euro foreign exchange exposure related to its Canadian dollar and U.S. dollar revenues. We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our foreign exchange forward agreements. The foreign exchange risk is computed based on the market value of the forward agreements as affected by changes in the corresponding foreign exchange rates. The sensitivity analysis represents the hypothetical changes in the value of the foreign exchange forward agreements and does not reflect the offsetting gain or loss on the underlying exposure. As of June 30, 2007, a 10% adverse movement in the foreign currency exchange rate with all other variables held constant would have resulted in a decrease in the fair value of our foreign exchange forward agreements of approximately $3.5 million. Changes in the fair value of our foreign exchange forward agreements would be recorded in our Consolidated Statements of Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Affiliated Computer Services, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Affiliated Computer Services, Inc. and its subsidiaries at June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, as of July 1, 2005.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Primax Recoveries, Inc. (“Primax”) and Systech Integrators, Inc. (“Systech”) from its assessment of internal control over financial reporting as of June 30, 2007 because they were acquired by the Company in purchase business combinations during fiscal year 2007. We have also excluded Primax and Systech from our audit of internal control over financial reporting. Primax and Systech are wholly-owned subsidiaries whose total assets and total revenues represent 2.3% and 1.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2007.
PricewaterhouseCoopers LLP
Dallas, TX
August 29, 2007

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$307,286	$100,837
Accounts receivable, net	1,257,108	1,231,846
Income taxes receivable	13,268	8,090
Prepaid expenses and other current assets	232,872	188,490

Total current assets	1,810,534	1,529,263

Property, equipment and software, net	897,319	870,020
Goodwill	2,612,368	2,456,654
Other intangibles, net	481,378	475,701
Other assets	180,830	170,799

Total assets	$5,982,429	$5,502,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,951	$104,473
Accrued compensation and benefits	246,742	172,853
Other accrued liabilities	400,238	354,632
Deferred taxes	14,418	18,047
Current portion of long-term debt	47,039	23,074
Current portion of unearned revenue	164,484	152,026

Total current liabilities	970,872	825,105

Senior Notes, net of unamortized discount	499,449	499,368
Other long-term debt	1,842,823	1,114,664
Deferred taxes	367,565	331,433
Other long-term liabilities	235,552	275,649

Total liabilities	3,916,261	3,046,219

Commitments and contingencies (Please see Notes 12, 21 and 29)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 113,960 and 129,848 shares issued, respectively	1,139	1,299
Class B convertible common stock, $.01 par value, 14,000 shares authorized, 6,600 shares issued and outstanding	66	66
Additional paid-in capital	1,642,900	1,799,778
Accumulated other comprehensive income (loss), net	15,916	(10,943)
Retained earnings	1,462,115	1,836,850
Treasury stock at cost, 21,002 and 23,289 shares, respectively	(1,055,968)	(1,170,832)

Total stockholders’ equity	2,066,168	2,456,218

Total liabilities and stockholders’ equity	$5,982,429	$5,502,437

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Fiscal year ended June 30,
	2007	2006	2005
Revenues	$5,772,479	$5,353,661	$4,351,159

Operating expenses:
Cost of revenues:
Wages and benefits	2,748,717	2,568,042	1,874,044
Services and supplies	1,262,435	1,168,540	1,046,341
Rent, lease and maintenance	701,620	646,474	503,132
Depreciation and amortization	346,199	289,852	232,779
Software impairment charge	76,407	—	—
Other	33,440	39,629	23,687

Cost of revenues	5,168,818	4,712,537	3,679,983

Gain on sale of business	—	(32,907)	—
Other operating expenses	66,706	56,747	23,692

Total operating expenses	5,235,524	4,736,377	3,703,675

Operating income	536,955	617,284	647,484

Interest expense	182,665	68,367	20,186
Other non-operating income, net	(29,123)	(9,396)	(5,186)

Pretax profit	383,413	558,313	632,484

Income tax expense	130,323	199,507	222,915

Net income	$253,090	$358,806	$409,569

Earnings per share:
Basic	$2.53	$2.91	$3.21

Diluted	$2.49	$2.87	$3.14

Shares used in computing earnings per share:
Basic	100,181	123,197	127,560

Diluted	101,572	125,027	130,556

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock				Additional		Accumulated Other
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss), Net	Shares Held	Amount	Total

Balance at June 30, 2004	135,981	$1,360	6,600	$66	$1,750,159	$1,560,067	$(3,381)	(14,900)	$(738,593)	$2,569,678
Comprehensive income:
Foreign currency translation gains	—	—	—	—	—	—	4,260	—	—	4,260
Interest rate hedges, net of income tax	—	—	—	—	—	—	(11,789)	—	—	(11,789)
Net income	—	—	—	—	—	409,569	—	—	—	409,569

Total comprehensive income										402,040

Share repurchases	—	—	—	—	—	—	—	(4,922)	(250,793)	(250,793)
Stock-based compensation expense	—	—	—	—	6,061	—	—	—	—	6,061
Tax benefit on stock option exercises	—	—	—	—	18,587	—	—	—	—	18,587
Employee stock transactions and related tax benefits	1,905	19	—	—	37,667	—	—	567	28,453	66,139

Balance at June 30, 2005	137,886	1,379	6,600	66	1,812,474	1,969,636	(10,910)	(19,255)	(960,933)	2,811,712
Comprehensive income:
Foreign currency translation losses	—	—	—	—	—	—	(1,305)	—	—	(1,305)
Foreign currency hedges, net of income tax	—	—	—	—	—	—	(316)	—	—	(316)
Interest rate hedges, net of income tax	—	—	—	—	—	—	1,588	—	—	1,588
Net income	—	—	—	—	—	358,806	—	—	—	358,806

Total comprehensive income										358,773

Share repurchases	—	—	—	—	—	—	—	(7,611)	(385,116)	(385,116)
Shares purchased in Tender Offer	—	—	—	—	—	—	—	(7,365)	(475,993)	(475,993)
Retired shares	(10,585)	(106)	—	—	(141,592)	(491,592)	—	10,585	633,290	—
Stock-based compensation expense	—	—	—	—	33,589	—	—	—	—	33,589
Tax benefit on stock option exercises	—	—	—	—	25,772	—	—	—	—	25,772
Employee stock transactions and related tax benefits	2,547	26	—	—	69,535	—	—	357	17,920	87,481

Balance at June 30, 2006	129,848	1,299	6,600	66	1,799,778	1,836,850	(10,943)	(23,289)	(1,170,832)	2,456,218
Comprehensive income:
Foreign currency translation gains	—	—	—	—	—	—	16,955	—	—	16,955
Foreign currency hedges, net of income tax	—	—	—	—	—	—	693	—	—	693
Interest rate hedges, net of income tax	—	—	—	—	—	—	6,837	—	—	6,837
Net income	—	—	—	—	—	253,090	—	—	—	253,090

Total comprehensive income										277,575

Share repurchases	—	—	—	—	—	—	—	(14,429)	(730,688)	(730,688)
Retired shares	(16,659)	(167)	—	—	(214,712)	(627,825)	—	16,659	842,704	—
Stock-based compensation expense	—	—	—	—	27,968	—	—	—	—	27,968
Tax benefit on stock option exercises	—	—	—	—	7,203	—	—	—	—	7,203
Employee stock transactions and related tax benefits	771	7	—	—	22,663	—	—	57	2,848	25,518
Adjustment to initially apply SFAS 158, net of income tax	—	—	—	—	—	—	2,374	—	—	2,374

Balance at June 30, 2007	113,960	$1,139	6,600	$66	$1,642,900	$1,462,115	$15,916	(21,002)	$(1,055,968)	$2,066,168

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income	$253,090	$358,806	$409,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	346,199	289,852	232,779
Contract inducement amortization	14,634	15,332	14,309
Provision for uncollectible accounts receivable	(290)	8,462	763
Deferred financing fee amortization	6,292	2,850	1,436
Provision for default loan liability	(218)	(1,144)	(188)
Software impairment charge	76,407	—	—
Other asset impairments	1,351	19,132	—
Gain on sale of business units	(2,459)	(32,907)	(70)
Gain on long-term investments	(19,345)	(6,787)	(2,967)
Deferred income tax expense	19,626	84,701	84,817
Excess tax benefits on stock-based compensation	(3,763)	(14,318)	—
Stock-based compensation expense	28,491	35,035	6,061
Tax benefit of stock options	—	—	20,059
Loss on early extinguishment of long-term debt	—	4,104	—
Settlement of interest rate hedges	—	—	(19,267)
Other non-cash activities	3,384	3,790	225
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	10,882	(112,601)	(21,945)
Prepaid expenses and other current assets	(42,023)	(34,379)	(16,540)
Other assets	(2,085)	16,090	3,234
Accounts payable	(11,349)	25,943	(11,483)
Accrued compensation and benefits	63,233	(3,676)	(5,362)
Other accrued liabilities	12,493	(132,238)	2,414
Income taxes receivable/payable	4,312	18,093	(8,277)
Other long-term liabilities	(29,085)	(920)	15,913
Unearned revenue	8,601	95,490	33,868

Total adjustments	485,288	279,904	329,779

Net cash provided by operating activities	738,378	638,710	739,348

Cash flows from investing activities:
Purchases of property, equipment and software, net	(316,843)	(394,467)	(253,231)
Additions to other intangible assets	(43,187)	(35,831)	(35,518)
Payments for acquisitions, net of cash acquired	(182,724)	(250,317)	(626,858)
Proceeds from divestitures, net of transaction costs	—	67,665	87
Intangibles acquired in subcontractor termination	—	(16,530)	—
Purchases of investments	(6,532)	(25,462)	(8,607)
Proceeds from sale of investments	20,283	3,167	1,713
Proceeds from notes receivable	—	—	425

Net cash used in investing activities	(529,003)	(651,775)	(921,989)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	1,847,719	3,681,205	2,790,016
Payments of long-term debt	(1,150,972)	(2,867,995)	(2,437,635)
Purchase of treasury shares	(730,689)	(385,116)	(250,793)
Excess tax benefits on stock-based compensation	3,763	14,318	—
Proceeds from stock options exercised	24,523	83,190	36,596
Proceeds from issuance of treasury shares	2,923	19,927	30,243
Purchase of shares in Tender Offer	—	(475,959)	—
Stock option settlement with Jeffrey A. Rich, former Chief Executive Officer	—	(18,353)	—
Other, net	(193)	—	—

Net cash provided by (used in) financing activities	(2,926)	51,217	168,427

Net increase (decrease) in cash and cash equivalents	206,449	38,152	(14,214)
Cash and cash equivalents at beginning of year	100,837	62,685	76,899

Cash and cash equivalents at end of year	$307,286	$100,837	$62,685

Please see supplemental cash flow information in Notes 4, 6, 12, and 14
The accompanying Notes are an integral part of these Consolidated Financial Statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business and basis of presentation
We are a Fortune 500 and S&P 500 company with approximately 60,000 employees providing business process outsourcing and information technology services to commercial and government clients. We were incorporated in Delaware on June 8, 1988 and our corporate headquarters is located in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.
The Consolidated Financial Statements are comprised of our accounts and the accounts of our controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Other investments are accounted for by the cost method. Our fiscal year ends on June 30. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, the reported amount of revenues and expenses during the reporting period, as well as the accompanying notes. These estimates are based on information available to us. Actual results could differ from these estimates.
Certain prior period amounts have been reclassified to conform to current year presentation.
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
Property, equipment and software, net
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which for equipment ranges primarily from 3 to 12 years and for buildings and improvements up to 40 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life.
In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. Costs incurred for upgrades and enhancements, which will not result in additional functionality, are expensed as incurred. During fiscal years 2007, 2006 and 2005, we capitalized approximately $65.1 million, $104.7 million and $57.4 million, respectively, in software costs under SOP 98-1, which are being amortized over expected useful lives, which range from 3 to 10 years. These capitalized amounts include internal costs of approximately $35.7 million, $39.2 million and $15.9 million and external costs of approximately $29.4 million, $65.5 million and $41.5 million for fiscal years 2007, 2006 and 2005, respectively. These costs were incurred primarily in the development of our proprietary software used in connection with our long-term client relationships. The amortization of our internal use software is included in the amortization of computer software in our depreciation and amortization expense as reflected in Note 8.
During fiscal year 2007, we recorded a non-cash impairment charge for in-process capitalized software related to our Department of Education contract of approximately $76.4 million (please see Note 22 for further discussion), which included $12.7 million capitalized in fiscal year 2007, and which is included in the total amounts capitalized under SOP 98-1 above.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), certain costs related to the development of software to be sold to our clients are capitalized upon reaching technological feasibility and amortized over the estimated useful life of the software. During fiscal years 2007, 2006 and 2005, we capitalized approximately $27.6 million, $31.6 million and $10.1 million, respectively, in software costs under SFAS 86, which are being amortized over expected useful lives, which range from 3 to 10 years. These capitalized amounts include internal costs of approximately $0.5 million, $6.1 million and $8.6 million and external costs of approximately $27.1 million, $25.5 million and $1.5 million for fiscal years 2007, 2006 and 2005, respectively. The amortization of software costs under SFAS 86 is included in the amortization of computer software in our depreciation and amortization expense as reflected in Note 8.
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
Goodwill and other intangible assets
Due to the fact that we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible expense we could incur as a result of an impairment. The determination of the value of goodwill requires us to make estimates and assumptions about future business trends and growth. In addition to our annual impairment testing, we continually evaluate whether events and circumstances have occurred that indicate the balance of goodwill may not be recoverable. In evaluating impairment, we compare the estimated fair value of the reporting unit to its underlying book value. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.
Other intangible assets consist primarily of acquired customer-related intangibles, and contract and migration costs related to new business activity, both of which are recorded at cost and amortized using the straight-line method over the contract terms. In connection with our revenue arrangements, we incur costs to originate long-term contracts and to perform the transition and setup activities necessary to enable us to perform under the terms of the arrangement. We capitalize certain incremental direct costs which are related to the contract origination or transition, implementation and setup activities and amortize them over the term of the arrangement. From time to time, we also provide certain inducements to clients in the form of various arrangements, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 10 years. The amortization period for all other intangible assets, excluding title plants and tradenames with indefinite useful lives, ranges from 1 to 20 years, with a weighted average of 6 years. For the acquisitions in all periods presented except one immaterial acquisition in our Government segment during fiscal year 2007, we obtained a third-party valuation of the intangible assets from Value Incorporated. The determination of the value of other intangible assets requires us to make estimates and assumptions about future business trends and growth. In addition to our annual impairment testing, we continually evaluate whether events and circumstances have occurred that indicate the balance of intangible assets may not be recoverable. In evaluating impairment, we compare the estimated fair value of the intangible asset to its underlying book value. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.
Other assets
Other assets primarily consist of long-term receivables, long-term investments related to our deferred compensation plans (please see Note 10), long-term investments accounted for using the cost and equity methods, long-term deposits and deferred debt issuance costs. It is our policy to periodically review the net realizable value of our long-term receivables and investments through an assessment of the recoverability of the carrying amount of each receivable and investment. For the investments related to our deferred compensation plans, we carry the assets at their fair value, with changes in fair value included in our results of operations. Each investment is reviewed to determine if events or changes in circumstances have occurred which indicate that the recoverability of the carrying amount may be uncertain. In the event that an investment is found to be carried at an amount in excess of its recoverable amount, the asset would be adjusted for impairment to a level commensurate with the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recoverable amount of the underlying asset. Deferred debt issuance costs are amortized using the straight-line method over the life of the related debt, which approximates the effective interest method.
Derivative Instruments
We may, from time to time, enter into derivative financial instruments to manage exposure to certain risks, including interest rate risk and foreign currency exchange rate risk. We may hedge material cash flow exposures using forward and/or option contracts. These instruments are generally short-term in nature, with maturities of one year or less. Our derivative instruments are accounted for in accordance with SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (“SFAS 133”). As such, the change in the fair value of our derivative financial instruments are recorded at fair value in the Consolidated Balance Sheets and are reclassified to the same Consolidated Statements of Income category as the hedged item in the period in which the hedged transaction occurs. In addition, we classify payments received or paid related to cash flow and fair value hedges in the same category of the Consolidated Statements of Cash Flows as the item being hedged.
As part of the Transport Revenue acquisition (defined below), we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and U. S. dollar revenues. These agreements do not qualify for hedge accounting under SFAS 133. As such, the changes in fair value are recognized in other non-operating income, net in the Consolidated Statements of Income.
Revenue recognition
A significant portion of our revenue is recognized based on objective criteria that do not require significant estimates or uncertainties. For example, transaction volumes and time and material and cost reimbursable arrangements are based on specific, objective criteria under the contracts. Accordingly, revenues recognized under these methods do not require the use of significant estimates that are susceptible to change. Revenue recognized using the percentage-of-completion accounting method does require the use of estimates and judgment as discussed below.
Our policy follows the guidance from SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”), unless the transaction is within the scope of other specific authoritative guidance. SAB 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements and updates Staff Accounting Bulletin Topic 13 to be consistent with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We recognize revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the fee is fixed or determinable, and collectibility is reasonably assured.
During fiscal year 2007, approximately 74% of our revenue was recognized based on transaction volumes, approximately 9% was fixed fee based, wherein our revenue is earned as we fulfill our performance obligations under the arrangement, approximately 5% was related to cost reimbursable contracts, approximately 5% of our revenue was recognized using percentage-of-completion accounting and the remainder is related to time and material contracts. Our revenue mix is subject to change due to the impact of acquisitions, divestitures and new business.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
implementation activities for our customers’ systems. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with the agreement.
The percentage-of-completion methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to estimated total cost basis, using a reasonably consistent profit margin over the period. Due to the longer term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.
EITF 00-21 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. EITF 00-21 does not impact the use of SOP 81-1 for contract elements that fall within the scope of SOP 81-1, such as the implementation or development of an information technology system to client specifications under a long-term contract. Where an implementation or development project is contracted with a client, and we will also provide services or operate the system over a period of time, EITF 00-21 provides the methodology for separating the contract elements and allocating total arrangement consideration to the contract elements but does not stipulate the revenue recognition methodology that should be applied to these separate elements. In certain instances where revenue cannot be allocated to a contract element delivered earlier than other elements, costs of delivery are deferred and recognized as the subsequent elements are delivered. Costs deferred cannot exceed the relative fair value of the related element. We adopted the provisions of EITF 00-21 on a prospective basis for transactions entered into or modified after July 1, 2003.
Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. We recognize revenues for non-refundable, upfront implementation fees on a straight-line basis over the period between the initiation of the ongoing services through the end of the contract term.
Contingencies
We account for claims and contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS 5 requires that we record an estimated loss from a claim or loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.
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
Deferred income taxes are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which such differences are expected to reverse. We routinely evaluate all deferred tax assets to determine the likelihood of their realization. Please see Note 14 for a discussion of income taxes.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales taxes
Sales taxes collected from customers are excluded from revenues. The obligation is included in accounts payable until the taxes are remitted to the appropriate taxing authorities.
Earnings per share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Please see Note 18 for the computation of earnings per share.
Stock-based compensation
Please see Note 21 for information concerning our internal investigation into our stock option grant practices during the period from 1994 through 2005.
We adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) as of July 1, 2005. SFAS 123(R) requires us to recognize compensation expense for all stock-based payment arrangements based on the fair value of the stock-based payment on the date of grant. We elected the modified prospective application method for adoption, which requires compensation expense to be recorded for all stock-based awards granted after July 1, 2005 and for all unvested stock options outstanding as of July 1, 2005, beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, the remaining previously measured but unrecognized compensation expense, based on the fair value using revised grant dates as determined in connection with our internal investigation into our stock option grant practices will be recognized as wages and benefits in the Consolidated Statements of Income on a straight-line basis over the remaining vesting period. For stock-based payment arrangements granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the Consolidated Statements of Income in wages and benefits on a straight-line basis over the vesting period. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:
•	Expected volatility of our stock price based on historical monthly volatility over the expected term based on daily closing stock prices.

•	Expected term of the option based on historical employee stock option exercise behavior and the vesting and contractual terms of the respective option.

•	Risk-free interest rate for periods within the expected term of the option.

•	Expected dividend yield.
Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option.
SFAS 123(R) requires that we recognize compensation expense for only the portion of stock-based payment arrangements that are expected to vest. Therefore, we apply estimated forfeiture rates that are based on historical employee termination behavior. We periodically adjust the estimated forfeiture rates so that only the compensation expense related to stock-based payment arrangements that vest are included in wages and benefits. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
Pensions and other post-employment benefits
SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), establishes standards for reporting and accounting for pension benefits provided to employees. On June 30, 2007, we adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This Statement requires recognition of the funded status of a defined benefit plan in the statement of financial position as an asset or liability if the plan is overfunded or underfunded, respectively. Changes in the funded status of a plan are required to be recognized in the year in which the changes occur, and reported in comprehensive income as a separate component of stockholders’ equity. Further, certain gains and losses that were not previously recognized in the financial statements are required to be reported in comprehensive income, and certain disclosure requirements were changed. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year end. There was no change to our June 30 measurement date as a result of the adoption of SFAS 158. Adoption of SFAS 158 resulted in an increase to accumulated other comprehensive income (loss), net of approximately $2.4 million, net of $1.0 million deferred income tax.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is the incremental impact of applying SFAS 158 on individual line items in the consolidated balance sheet at June 30, 2007 (in millions):

	Before		After
	Application of		Application of
	SFAS 158	Adjustments	SFAS 158
Other assets	$182,508	$(1,678)	$180,830
Total Assets	5,984,107	(1,678)	5,982,429

Accrued compensation and benefits	245,382	1,360	246,742
Total current liabilities	969,512	1,360	970,872
Deferred taxes	366,585	980	367,565
Other long-term liabilities	241,944	(6,392)	235,552
Total liabilities	3,920,313	(4,052)	3,916,261
Accumulated other comprehensive income (loss), net	13,542	2,374	15,916
Total stockholders’ equity	2,063,794	2,374	2,066,168
Total liabilities and stockholders’ equity	5,984,107	(1,678)	5,982,429
In addition to these pension plans, we also assumed a post-employment medical plan for Canadian Acquired HR Business (defined in Note 4) employees and retirees. The amount of health care benefits is limited to lifetime maximum and age limitations as described in the plan.
For further discussion of our pensions and other post-employment plans, please see Note 13.
2. STOCK-BASED COMPENSATION PLANS
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R). SFAS 123(R) requires the company to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in our financial statements. We adopted SFAS 123(R) on a prospective basis beginning July 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. We recognize the fair value of stock-based compensation awards as wages and benefits in the Consolidated Statements of Income on a straight-line basis over the vesting period.
Prior to July 1, 2005, we followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for our stock-based compensation plans. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date under those plans consistent with the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal year ended
June 30, 2005
Net income	$409,569
Add: Recorded employee compensation cost of stock-based compensation plans, net of income tax of $2,195	3,866
Less: Pro forma employee compensation cost of stock-based compensation plans, net of income tax of $14,705	(26,124)

Pro forma	$387,311

Basic earnings per share
As reported	$3.21
Pro forma	$3.04

Diluted earnings per share
As reported	$3.14
Pro forma	$2.99
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

Fiscal year ended
June 30, 2005
Expected volatility	24.58%
Expected term	4.77 years
Risk-free interest rate	3.91%
Expected dividend yield	0%
Weighted average fair value of options granted	$14.22
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
The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $28 million ($17.8 million, net of deferred income tax benefits) and $35 million ($22.9 million, net of deferred income tax benefits), $0.18 and $0.19 per basic share or $0.18 and $0.18 per diluted share, in wages and benefits in the Consolidated Statements of Income for the fiscal years ended June 30, 2007 and 2006, respectively. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs as determined under SFAS 123. The total compensation cost related to non-vested awards not yet recognized at June 30, 2007 was approximately $68.1 million, which is expected to be recognized over a weighted average of 3.5 years.
In periods ending prior to July 1, 2005, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to EITF Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” However, for periods ending after July 1, 2005, pursuant to SFAS 123(R), the income tax benefits exceeding the recorded deferred income tax benefit and any pre-adoption “as-if” deferred income tax benefit from stock-based compensation awards (the excess tax benefits) are required to be reported in net cash provided by financing activities. For the years ended June 30, 2007 and 2006, excess tax benefits from stock-based compensation awards of $3.8 million and $14.3 million, respectively, were reflected as an outflow in cash flows from operating activities and an inflow in

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cash flows from financing activities in the Consolidated Statements of Cash Flows, resulting in a net impact of zero on cash. In fiscal year 2005, income tax benefits from the exercise of stock options of $20.1 million were reflected as an inflow in cash flows from operating activities in the Consolidated Statements of Cash Flows.
On June 7, 2007, our stockholders approved the 2007 Equity Incentive Plan (the “2007 Equity Plan”). This plan is intended to replace our 1997 Stock Incentive Plan (the “1997 Stock Plan”). Under the 2007 Equity Plan we have reserved 15 million shares of Class A common stock for issuance to key employees at exercise prices determined by the Board of Directors or designated committee thereof. Under our 1997 Stock Plan, we originally reserved approximately 7.4 million shares of Class A common stock for issuance to key employees at exercise prices determined by the Board of Directors or designated committee thereof. In May 2000, February 2001, October 2001, July 2003, February 2005 and July 2005, the Board of Directors approved the additional allotment of approximately 1.7 million, 1.6 million, 4.1 million, 3.8 million, 2.7 million and 0.8 million shares, respectively, to the 1997 Stock Plan in accordance with the terms and conditions of the 1997 Stock Plan authorized by our shareholders pursuant to our November 14, 1997 Proxy Statement. Options granted under the 1997 Stock Plan to our current employees cannot exceed 12.8% of our issued and outstanding shares, and consequently, any share repurchases (as discussed in Note 16) reduce the number of options to purchase shares that we may grant under the 1997 Stock Plan. As of June 7, 2007, the 1997 Stock Plan has been discontinued for new grants and as a result, 1,521,736 unissued shares will expire as of December 31, 2007. Our 1988 Stock Option Plan (the “1988 Plan”), which originally reserved 12 million shares of Class A common stock for issuance, was discontinued for new grants during fiscal year 1998 and terminated (except for the exercise of then existing option grants as of September 1997) and subsequently, 3.2 million unissued shares expired. Generally, the options under each plan vest in varying increments over a five-year period become exercisable as they vest (please see discussion of the February 2, 2005 amendment below) and expire ten years from the date of grant. As of June 30, 2007, we had approximately 14,643,000 shares available for issuance under the 2007 Equity Plan.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model utilizing the assumptions noted below. The expected volatility of our stock price is based on historical monthly volatility over the expected term based on daily closing stock prices. The expected term of the option is based on historical employee stock option exercise behavior, and the vesting term of the respective award and the contractual term of the respective options. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option. The weighted-average fair value of options granted was $13.44 for the year ended June 30, 2007.
The following weighted-average assumptions were used to determine the fair value of grants.

	Fiscal year ended June 30,
	2007	2006
Expected volatility	21.10%	22.20%
Expected term	4.25 years	4.21 years
Risk-free interest rate	4.74%	3.49%
Expected dividend yield	0%	0%
In order to conform our stock option program with standard market practice, on February 2, 2005, our Board of Directors approved an amendment to stock options previously granted that did not become exercisable until five years from the date of grant to provide that such options become exercisable on the day they vest. Options granted under both our 1997 Stock Plan and our 1988 Plan generally vest in varying increments over a five year period. It is expected that future option grants will contain matching vesting and exercise schedules, which we believe will result in a lower expected term. This amendment does not amend or affect the vesting schedule, exercise price, quantity of options granted, shares into which such options are exercisable or life of any award under any outstanding option grant. Therefore, no compensation expense was recorded related to this amendment; however, the expected term of the options decreased due to this amendment.
The total intrinsic value of options exercised during the years ended June 30, 2007, 2006 and 2005 was $20.2 million, $66.2 million and $66.5 million, respectively, resulting in income tax benefits of $7.3 million, $23.9 million and $20.1 million, respectively. In addition, we also recorded income tax benefits of $6.7 million in the first quarter of fiscal year 2006 related to the purchase of vested options from former Chief Executive Officer Jeffrey A. Rich (please see Note 23 for further discussion).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Of the total income tax benefit of $7.3 million and $30.6 million for the year ended June 30, 2007 and 2006, respectively, $3.8 million and $14.3 million, respectively, is reflected as excess tax benefits in net cash provided by financing activities in the Consolidated Statements of Cash Flows.
Option activity for the year ended June 30, 2007 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price (1)	Term	(in thousands)
Outstanding as of June 30, 2006	11,638,410	$42.30
Granted	3,288,500	50.78
Exercised	(770,550)	31.83
Forfeited (2)	(1,533,800)	49.63
Expired	—	—

Outstanding as of June 30, 2007	12,622,560	$44.88	6.73	$150,355

Vested and exercisable at June 30, 2007	5,516,600	$38.45	5.00	$100,764

(1)	Weighted average exercise price of outstanding options, warrants, and rights of $44.88 per share is prior to the repricing of certain options that occurred in the first quarter of fiscal year 2008, as discussed in Notes 21 and 29.

(2)	Includes 355,000 stock options terminated due to the departure of our executive officers during fiscal year 2007. Please see Note 23 for further discussion of the departure of our executive officers.
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
We follow the transition method described in SFAS 123(R) for calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R) (the “APIC Pool”). Tax deficiencies arise when actual tax benefits we realize upon the exercise of stock options are less than the recorded tax benefit. In November 2005, the FASB issued FASB Staff Position FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”), which provides an alternative one-time transition election for calculating the APIC Pool. We have elected not to utilize the one-time transition election provided in FSP FAS 123(R)-3 and will instead follow the method described in SFAS 123(R).
Employee Stock Purchase Plan
Under our 1995 Employee Stock Purchase Plan (“ESPP”), a maximum of 4 million shares of Class A common stock can be issued to substantially all full-time employees who elect to participate. In October 2002, the Board of Directors approved an amendment to the ESPP to increase the number of shares that can be issued under the plan from 2 million to 4 million. Through payroll deductions, eligible participants may purchase our stock at a 5% discount to market value. Prior to December 31, 2005, eligible participants were able to purchase our stock at a 15% discount to market value. The stock is either purchased by the ESPP in the open market or issued from our treasury account, or a combination of both. Our contributions for the years ended June 30, 2007 and 2005, which were charged to additional paid-in capital, were approximately $0.3 million and $1 million, respectively. During fiscal year 2006 we expensed $1.4 million related to our ESPP and funded this liability through the issuance of treasury shares, resulting in a credit to additional paid-in-capital of $1.3 million. No expense was recorded in fiscal years 2007 and 2005 related to our ESPP. During fiscal years 2007, 2006 and 2005, in addition to stock purchased by the ESPP in the open market, we issued approximately 57,000, 227,000 and 446,000 treasury shares, respectively, to fund the issuance into the ESPP.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On June 10, 2007, we announced that we entered into a Waiver Agreement dated June 10, 2007 with Darwin Deason and Cerberus to suspend the Exclusivity Agreement between Mr. Deason and Cerberus so that the Company, under the direction of the Special Committee of independent directors, can conduct a process to consider the sale of the Company that it considers to be in the best interests of the Company and its stockholders.
We recognized approximately $4 million in legal and other costs related to this potential transaction and $1.9 million related to shareholder derivative lawsuits related to this potential transaction in fiscal year 2007.
Please see Note 29 for discussion of subsequent events.
4. BUSINESS COMBINATIONS
During fiscal years 2007, 2006 and 2005, we acquired several businesses in the information technology services and business process outsourcing industries. Our recent acquisition activity is summarized as follows (excluding contingent consideration and transaction costs):

	Fiscal year ended June 30,
	2007	2006	2005
Purchase consideration (in thousands):
Net cash paid	$164,330	$225,024	$620,382
Amounts due to seller	5,931	4,638	28,254
Liabilities assumed	40,588	119,984	254,174

Fair value of assets acquired (including intangibles)	$210,849	$349,646	$902,810

Fiscal Year 2007 acquisitions
In July 2006, we completed the acquisition of Primax Recoveries, Inc. (“Primax”), one of the industry’s oldest and largest health care cost recovery firms. The transaction was valued at approximately $40 million, plus related transaction costs excluding contingent consideration of up to $10 million based upon future financial performance, and was funded from cash on hand and borrowings on our Credit Facility (defined below). During fiscal year 2007, we accrued $10 million of contingent consideration which was earned during the year and is expected to be paid in the first half of fiscal year 2008. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $73.8 million and assumed liabilities of $23.8 million. We recorded $29.6 million in goodwill, which is not deductible for income tax purposes, and intangible assets of $20.5 million. The $20.5 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 11 years. This acquisition expanded our healthcare payor offering to include subrogation and overpayment recovery services to help our clients improve profitability while maintaining their valued relationships with plan participants, employers and providers. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 12, 2006.
In October 2006, we completed the acquisition of Systech Integrators, Inc. (“Systech”), an information technology solutions company offering an array of SAP software services. Systech’s services include SAP consulting services, systems integration

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and custom application development and maintenance. The transaction was valued at approximately $63.8 million plus related transaction costs excluding contingent payments of up to $40 million based on future financial performance. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility (defined below). We acquired assets of $75.3 million and assumed liabilities of $11.5 million. We recorded $54.2 million in goodwill, which is not deductible for income tax purposes, and intangible assets of $6.6 million. The $6.6 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 4 years. This acquisition enhanced our position as a comprehensive provider of SAP services across numerous markets. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, October 2, 2006.
In April 2007, we acquired CDR Associates, LLC (“CDR”), a leading provider of credit balance audit recovery and software services to healthcare payors, providers and state Medicaid agencies. The transaction was valued at approximately $27.2 million plus related transaction costs excluding contingent consideration of up to $15 million based upon future financial performance. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility (defined below). We acquired assets of $32 million and assumed liabilities of $4.8 million. We recorded $22.2 million in goodwill, which is deductible for income tax purposes, and intangible assets of $4.9 million. The $4.9 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 7 years. The acquisition expands our service mix in the healthcare payor and provider markets and provides a platform to bridge the gap between the payor and provider communities. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, April 3, 2007.
In April 2007, we acquired certain assets of Albion, Inc. (“Albion”), a company specializing in integrated eligibility software solutions. The transaction was valued at approximately $30.9 million plus related transaction costs. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility. We acquired assets of $36.5 million and assumed liabilities of $5.6 million. We recorded $5.2 million in goodwill, which is deductible for income tax purposes, and intangible assets of $1.8 million. The $1.8 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 3 years. The acquisition enables us to address key health and human services challenges facing state and local government clients, including: expensive legacy systems; a need for cost effectiveness; and a client-centered approach to service delivery. The acquired proprietary @Vantage software addresses these clients’ challenges while meeting federal financial support requirements for a commercial, off-the-shelf (“COTS”) solution. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, April 25, 2007.
We completed two other small acquisitions in fiscal year 2007, one in our Government segment and one in our Commercial segment.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
Fiscal year 2006 acquisitions
In May 2006, we completed the acquisition of Intellinex, LLC (“Intellinex”), an Ernst & Young LLP enterprise specializing in integrated learning solutions. The transaction was valued at approximately $75.6 million plus related transaction costs and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $88.4 million and assumed liabilities of $12.8 million. We recorded goodwill of $56.6 million, which is deductible for income tax purposes and intangible assets of $19.1 million. The $19.1 million of intangible assets is attributable to customer relationships with a useful life of approximately 10 years. We believe this acquisition provides us with a global technology platform that we can leverage to deliver learning services to existing and potential clients, key management talent in the learning BPO market, expanded content development and delivery capabilities and a broader presence in the rapidly growing learning BPO market. This acquisition should also allow us to better compete on multi-scope human resources BPO opportunities that include a learning component. We will also leverage this acquisition to develop and implement learning content and programs for our employees. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, June 1, 2006.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2005, we completed the acquisition of the Transport Revenue division of Ascom AG (“Transport Revenue”), a Switzerland based communications company. Transport Revenue consists of three business units, fare collection, airport parking solutions and toll collection, with office locations across nine countries. The transaction was valued at approximately $100.5 million plus related transaction costs and was funded from borrowings under our Prior Facility (as defined in Note 12). We also paid a net working capital settlement of approximately $13.6 million which was funded from cash on hand and borrowings under our Credit Facility (as defined in Note 12). The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $213 million and assumed liabilities of $98.9 million. We recorded goodwill of $72.7 million, approximately 42% of which is deductible for income tax purposes, and intangible assets of $1.3 million. The $1.3 million of intangible assets is attributable to customer relationships, non-compete agreements and patents with weighted average useful lives of approximately 8 years. This acquisition launched us into the international transportation services industry and expanded our portfolio in the transit and parking payment markets and adds toll collection customers to our existing customer base. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, December 1, 2005.
In July 2005, we completed the acquisition of LiveBridge, Inc. (“LiveBridge”), a customer care service provider primarily serving the financial and telecommunications industries. The transaction was valued at approximately $32 million plus a working capital adjustment of $2.5 million, excluding contingent consideration of up to $32 million based upon future financial performance, and was funded from cash on hand and borrowings under our Prior Facility. During fiscal year 2007, we paid $18.1 million of contingent consideration which was earned during the year. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $60.1 million and assumed liabilities of $7.5 million. We recorded goodwill of $29.6 million, 80% of which is deductible for income tax purposes, and intangible assets of $12.9 million. The $12.9 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 6 years. This acquisition expanded our customer care service offerings in the finance and telecommunications industries and extended our global capabilities and operations by adding operational centers in Canada, India and Argentina. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 1, 2005.
We completed two other small acquisitions during fiscal year 2006, one in our Commercial segment and one in our Government segment.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
Fiscal year 2005 acquisitions
During fiscal year 2005, we completed six acquisitions, the most significant of which was the acquisition of the human resources (“HR”) consulting and outsourcing businesses of Mellon Financial Corporation (the “Acquired HR Business”) in May 2005. The Acquired HR Business provides consulting services, benefit plan administration services, and multi-scope HR outsourcing services. The transaction was valued at approximately $405 million, plus related transaction costs and was initially funded from borrowings under our Prior Facility. In fiscal year 2006, we paid a net working capital settlement of $19.6 million which was funded from cash on hand and borrowings under our Prior Facility. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $596.1 million and assumed liabilities of $171.5 million. We recorded $211.2 million in goodwill, of which 76% is deductible for income tax purposes, and intangible assets of $166.7 million. The $166.7 million of intangible assets is attributable to customer relationships, non-compete agreements and an indefinite lived tradename. The customer relationships and non-compete agreements have useful lives of 3 to 17 years with a weighted average anticipated useful life of approximately 15 years. This acquisition made us a stronger competitor in the end-to-end human resources marketplace and strengthened our position as a global provider of business process outsourcing services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, May 1, 2005. Please refer to Note 5 for discussion of the integration of the Acquired HR Business.
In January 2005, we completed the acquisition of Superior Consultant Holdings Corporation (“Superior”), acquiring all of the issued and outstanding shares of Superior through a cash tender offer, which was completed on January 25, 2005, and subsequent short-form merger, at a purchase price of $8.50 per share. Superior provides information technology consulting and

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
business process outsourcing services and solutions to the healthcare industry. The transaction was valued at approximately $122.2 million (including payment of approximately $106 million for issued and outstanding shares, options, and warrants and additional amounts for debentures and other payments) plus related transaction costs and was funded from borrowings under our Prior Facility. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $152.6 million and assumed liabilities of $30.4 million. We recorded $62.2 million in goodwill, which is not deductible for income tax purposes, and intangible assets of $16.8 million. The $16.8 million of intangible assets is attributable to customer relationships and non-compete agreements with useful lives of 5 years. This acquisition expanded our provider healthcare subject matter expertise, as well as provided experience with major hospital information systems and additional healthcare management talent. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 25, 2005.
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
In July 2004, we acquired Heritage Information Systems, Inc. (“Heritage”). Heritage provides clinical management and pharmacy cost containment solutions to 14 state Medicaid programs, over a dozen national commercial insurers and Blue Cross Blue Shield licensees and some of the largest employer groups in the country. The transaction was valued at approximately $23.1 million plus related transaction costs, excluding contingent consideration of up to $17 million maximum based upon future financial performance, and was funded from borrowings under our then existing credit facility and cash on hand. During fiscal year 2005, we accrued $6 million of contingent consideration, which was earned during the year and paid in fiscal year 2006. During fiscal year 2007, we accrued $11 million of contingent consideration, which was earned during the year and is expected to be paid in the first quarter of fiscal year 2008. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $43.6 million and assumed liabilities of $3.5 million. We recorded $31.3 million in goodwill, which is deductible for income tax purposes, and intangible assets of $2.4 million. The $2.4 million of intangible assets is attributable to customer relationships and non-compete agreements with useful lives of five years. This acquisition enhanced our clinical management and cost containment service offerings. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, July 1, 2004.
We completed two other small acquisitions in our Government segment during the fiscal year 2005.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
Contingent consideration
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During fiscal years 2007, 2006 and 2005, we made contingent consideration payments of $25.4 million, $9.8 million and $17 million, respectively, related to acquisitions completed in prior years. As of June 30, 2007, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $90.6 million of which $21 million has been earned as of June 30, 2007. The $21 million was accrued as of June 30, 2007 and is expected to be paid during the first half of fiscal year 2008. Any such payments primarily result in a corresponding increase in goodwill.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. RESTRUCTURING ACTIVITIES
During fiscal year 2006, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we began certain restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions. As of June 30, 2007, approximately 2,500 employees have been involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions would be migrated to lower cost markets.
In our Commercial segment, we began an assessment of the cost structure of our global production model, particularly our offshore processing activities. We identified offshore locations in which our labor costs were no longer competitive or where the volume of work processed by the site no longer justifies retaining the location, including one of our Mexican facilities. In connection with this assessment, we recorded restructuring charges for involuntary termination of employees related to the closure of those duplicative facilities or locations of $6.5 million and $5.5 million for the years ended June 30, 2007 and 2006, respectively, which is reflected in wages and benefits in our Consolidated Statements of Income, and $2.4 million and $4.7 million for the years ended June 30, 2007 and 2006, respectively, for impairments of duplicative technology equipment and facility costs, facility shutdown and other costs, which are reflected as part of total operating expenses in our Consolidated Statements of Income. We plan to further penetrate offshore labor markets. We expect these activities will consolidate our global production activities and enhance our competitive position.
In our Government segment, we began an assessment of our competitive position, evaluated our market strategies and the technology used to support certain of our service offerings. We began to implement operating practices that we utilize in our Commercial segment, including leveraging our proprietary workflow technology and implementing activity based compensation, which is expected to reduce our operating costs and enhance our competitive position. In connection with these activities, we recorded restructuring charges for involuntary termination of employees of $0.7 million and $1 million for the years ended June 30, 2007 and 2006, respectively, which is reflected in wages and benefits in our Consolidated Statements of Income. In fiscal year 2007, we recorded $0.5 million of costs related to the consolidation of solution development groups within the Government segment, which is reflected in total operating expenses in our Consolidated Statements of Income. In fiscal year 2006, we recorded $1.6 million for asset impairment and other charges, principally for duplicative software as a result of recent acquisition activity, which is reflected in total operating expenses in our Consolidated Statements of Income. As discussed in Note 6, we completed the WWS Divestiture, which allows us to focus on our technology-enabled business process outsourcing and information technology service offerings.
The following table summarizes the activity for the accrual for involuntary termination of employees for the year ended June 30, 2007 and 2006 (in thousands) exclusive of the Acquired HR Business:

	Fiscal year ending June 30,
	2007	2006
Beginning balance	$899	$—
Accruals	7,185	6,500
Payments	(7,191)	(5,601)

Ending balance	$893	$899

The June 30, 2007 accrual for involuntary termination of employees is expected to be paid primarily in fiscal year 2008 from cash flows from operating activities.
We substantially completed the integration of the Acquired HR Business in the fourth quarter of fiscal year 2006. The integration included the elimination of redundant facilities, marketing and overhead costs, and the consolidation of processes from the historical cost structure of the acquired organization. The liabilities recorded at closing for the Acquired HR Business include $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The following table summaries the activity for the accrual for involuntary termination of employees for the years ended June 30, 2007, 2006 and 2005 (in thousands):

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal year ending June 30,
	2007	2006	2005
Beginning balance	$3,521	$20,495	$—
Accrual recorded at acquisition	—	—	22,264
Excess accrual credited to goodwill	(1,678)	(3,116)	—
Payments	(1,441)	(13,858)	(1,769)

Ending balance	$402	$3,521	$20,495

The remaining accrual is expected to be paid out in the first quarter of fiscal year 2008 from cash flows from operating activities.
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
6.	DIVESTITURES
Sale of Government welfare-to-workforce services business
In December 2005, we completed the divestiture of substantially all of our Government welfare-to-workforce services business (the “WWS Divestiture”) to Arbor E&T, LLC (“Arbor”), a wholly owned subsidiary of ResCare, Inc., for approximately $69 million, less transaction costs. Assets sold were approximately $31.6 million and liabilities assumed by Arbor were approximately $0.2 million, both of which were included in the Government segment. We retained the net working capital related to the WWS Divestiture. We recognized a pretax gain of $2.5 million ($1.5 million, net of income tax) and $33.5 million ($20.1 million, net of income tax) during fiscal years 2007 and 2006, respectively, upon the assignment of customer contracts to Arbor. The after tax proceeds from the divestiture were primarily used for general corporate purposes.
Revenues from the WWS Divestiture were $0.9 million, $104.2 million and $218 million for fiscal years 2007, 2006 and 2005, respectively. Operating (loss) income from the WWS Divestiture, excluding the gain on sale, was ($0.6 million), $6.4 million and $11.5 million for fiscal years 2007, 2006 and 2005, respectively. Fiscal year 2006 operating loss included the following: a provision for estimated litigation settlement related to the WWS Divestiture; and a provision for uncollectible accounts receivable due to a change in our estimate of collectibility of the retained outstanding receivables. Total provisions recorded in fiscal year 2006 were $3.3 million ($2.1 million, net of income tax).
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
At June 30, 2006, we classified as assets held for sale certain customer contracts related to the WWS Divestiture whose transfer to Arbor was not complete as of June 30, 2006. The transfers of these remaining contracts to Arbor were completed in the second quarter of fiscal year 2007 upon receipt of customer consents. The following table sets forth the assets held for sale included in prepaid expenses and other current assets in our Consolidated Balance Sheets as of June 30, 2006 (in thousands):

Assets held for sale
Intangible assets related to the WWS Divestiture, net	$634
Goodwill related to the WWS Divestiture	1,096

Total assets held for sale	$1,730

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.	ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows (in thousands):

	June 30,
	2007	2006
Amounts Billed or Billable:

Commercial	$526,584	$534,569
Government	399,271	419,905

	925,855	954,474

Unbilled Amounts	336,326	287,819

Total accounts receivable	1,262,181	1,242,293
Allowance for doubtful accounts	(5,073)	(10,447)

	$1,257,108	$1,231,846

Unbilled amounts include amounts associated with percentage of completion accounting, and other earned revenues not currently billable due to contractual provisions. The unbilled amounts at June 30, 2007 and 2006 include approximately $129.6 million and $157.2 million, respectively, which is not expected to be billed and collected within one year. These amounts are primarily related to our Commercial Vehicle Operations contract, our Transport Revenue contracts, our contract with the Georgia Department of Health and Human Services, and the 2007 acquisition of Albion in our Government segment. Billings are based on reaching contract milestones or other contractual terms.
Amounts to be invoiced in the subsequent month for current services provided are included in billable, and at June 30, 2007 and 2006 include approximately $406.1 million and $367.9 million, respectively, for services which have been rendered and will be billed in the normal course of business in the succeeding months.
Changes in the allowance for doubtful accounts were as follows (in thousands):

	Fiscal year ended June 30,
	2007	2006	2005
Balance at beginning of period	$10,447	$5,399	$4,756
Provision for uncollectible accounts receivable	(290)	8,462	763
Losses sustained, net of recoveries and other	(5,084)	(3,414)	(120)

Balance at end of period	$5,073	$10,447	$5,399

During fiscal year 2006, we recorded a provision related to our assessment of risk related to the bankruptcies of certain airline clients of $3 million, a provision for a receivable retained in connection with the sale of the majority of the federal business in November 2003 of $2.4 million, and a provision for uncollectible accounts receivable due to a change in our estimate of collectibility of the retained outstanding receivables in connection with the WWS Divestiture of $1.3 million.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software consist of the following (in thousands):

	June 30,
	2007	2006
Land	$20,177	$20,167
Buildings and improvements	177,453	155,503
Computer equipment	901,493	743,516
Computer software	742,271	645,242
Furniture and fixtures	107,556	97,803

	1,948,950	1,662,231
Accumulated depreciation and amortization	(1,051,631)	(792,211)

	$897,319	$870,020

Depreciation expense on property and equipment was approximately $212.2 million, $182.8 million and $149 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Amortization of computer software was approximately $69 million, $51 million and $40.4 million in fiscal years 2007, 2006 and 2005, respectively.
During fiscal year 2007, we recorded a non-cash impairment charge to in-process capitalized software related to our Department of Education contract of approximately $76.4 million (please see Note 22 for further discussion).
9.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended June 30, 2007 and 2006 are as follow (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2005	$1,217,727	$1,116,928	$2,334,655
Acquisition activity during the year	64,506	73,823	138,329
Divestiture activity during the year	—	(16,656)	(16,656)
Held for sale as of June 30, 2006	—	(1,096)	(1,096)
Foreign currency translation adjustments	(180)	1,602	1,422

Balance as of June 30, 2006	1,282,053	1,174,601	2,456,654
Acquisition activity during the year	127,624	19,461	147,085
Foreign currency translation adjustments	5,638	2,991	8,629

Balance as of June 30, 2007	$1,415,315	$1,197,053	$2,612,368

Fiscal years 2007 and 2006 activity is primarily related to acquisitions and divestitures completed during the periods (please see Notes 4 and 6). Approximately $2.1 billion, or 78.7%, of the original gross amount of goodwill recorded is deductible for income tax purposes.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the balances of our other intangible assets (in thousands):

	June 30,
	2007		2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Acquired customer-related intangibles	$419,853	$(147,872)	$384,738	$(104,901)
Customer contract costs	247,840	(101,217)	222,268	(90,326)
All other	17,248	(9,362)	15,147	(6,113)

Total	$684,941	$(258,451)	$622,153	$(201,340)

Non-amortizable intangible assets:
Title plant	$51,045		$51,045
Tradename	3,843		3,843

	$54,888		$54,888

Aggregate amortization:
For the year ended June 30, 2007				$79,597
For the year ended June 30, 2006				71,353
For the year ended June 30, 2005				57,721
Estimated amortization for the years ended June 30,
2008				85,643
2009				74,612
2010				62,828
2011				52,841
2012				36,363
Amortization includes amounts charged to amortization expense for customer contract costs and other intangibles, other than contract inducements. Amortization of contract inducements of $14.6 million, $15.3 million and $14.3 million for fiscal years 2007, 2006 and 2005, respectively, is recorded as a reduction to related contract revenue. Amortization for fiscal years 2007, 2006 and 2005 includes approximately $42.4 million, $37.4 million and $27.7 million, respectively, related to acquired customer-related intangible assets. Amortization expense includes approximately $22.6 million, $18.7 million and $15.7 million for customer-related and all other intangibles for fiscal years 2007, 2006 and 2005, respectively. Amortizable intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 10 years. The amortization period for all other intangible assets, including trademarks, ranges from 1 to 20 years, with a weighted average of 6 years.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	OTHER ASSETS
The following summaries our other assets as of June 30, 2007 and 2006 (in thousands):

	June 30,
	2007	2006
Long-term investments related to our deferred compensation plans (please see Note 13)	$80,253	$64,383
Long-term investments accounted for using the cost method and equity method	21,443	31,289
Deferred debt issuance costs	28,099	31,242
Other assets	51,035	43,885

Total	$180,830	$170,799

During fiscal year 2007, we sold our minority interests in a professional services company, which was accounted for under the equity method, for approximately $19 million. We recorded a gain on the sale of our minority interests of approximately $8.2 million ($5.3 million, net of income tax) in other non-operating (income) expense, net.
11. OTHER ACCRUED LIABILITIES
The following summarizes other accrued liabilities at June 30, 2007 and 2006 (in thousands):

	June 30,
	2007	2006
Accrued payments to vendors and contract related accruals	$228,250	$223,841
Software and equipment lease and maintenance	57,283	42,824
Accruals related to acquisitions and divestitures	46,455	29,247
Other	68,250	58,720

Total	$400,238	$354,632

The increase in accruals related to acquisitions and divestitures is primarily the fiscal year 2007 accrual for contingent consideration payments earned as of June 30, 2007. These accruals are expected to be paid in the first half of fiscal year 2008.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.	LONG- TERM DEBT
A summary of long-term debt follows (in thousands):

	June 30,
	2007	2006
Term Loan Facility due in March 2013	$1,778,000	$796,000
Revolving Facility due in March 2012	52,102	310,336
4.70% Senior Notes due in June 2010, net of unamortized discount	249,950	249,933
5.20% Senior Notes due in June 2015, net of unamortized discount	249,499	249,435
Capitalized lease obligations at various interest rates, payable through 2010	57,853	29,677
Other notes payable through 2015	1,907	1,725

	2,389,311	1,637,106
Less current portion	(47,039)	(23,074)

	$2,342,272	$1,614,032

Maturities of long-term debt at June 30, 2007 are as follows (in thousands):

Year ending June 30,
2008	$47,039
2009	40,156
2010	274,961
2011	18,900
2012	70,642
Thereafter	1,937,613
Total	$2,389,311

Credit Agreement
On March 20, 2006, we and certain of our subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”). The Credit Facility provides for a senior secured term loan facility of $1.8 billion, with the ability to increase it by up to $2 billion (as of June 30, 2007), under certain circumstances (the “Term Loan Facility”) and a senior secured revolving credit facility of $1 billion with the ability to increase it by up to $750 million (the “Revolving Facility”), each of which is described more fully below. At the closing of the Credit Facility, we and certain of our subsidiaries jointly borrowed approximately $800 million under the Term Loan Facility and approximately $93 million under the Revolving Facility. We used the proceeds of the Term Loan Facility to (i) refinance approximately $278 million in outstanding indebtedness under our 5-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 27, 2004 (the “Prior Facility”), (ii) finance the purchase of shares of our Class A common stock tendered in the Company’s “Dutch Auction” tender which expired March 17, 2006 (as extended) and (iii) for the payment of transaction costs, fees and expenses related to the Credit Facility and Dutch Auction. As a result of the refinancing of the Prior Facility, we wrote off approximately $4.1 million in debt issue costs, which was included in other non-operating income, net. A portion of the proceeds of the Revolving Facility were used to refinance approximately $73 million in outstanding indebtedness under the Prior Facility. The remainder of the proceeds of the Revolving Facility were used for working capital purposes and to fund our share repurchase programs. In addition, approximately $114 million of letters of credit were issued under the Credit Facility to replace letters of credit outstanding under the Prior Facility. The Prior Facility was terminated on March 20, 2006.
On July 6, 2006, we amended our Term Loan Facility. We borrowed an additional $500 million on July 6, 2006 and an additional $500 million on August 1, 2006. As a result of the increase to the facility, the Applicable Margin, as defined in the Credit Facility, increased to LIBOR plus 200 basis points. We used the proceeds of the Term Loan Facility increase to finance the purchase of shares of our Class A common stock under the June 2006 $1 billion share repurchase authorization and for the payment of transaction costs, fees and expenses related to the increase in the Term Loan Facility.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts borrowed under the Term Loan Facility mature on March 20, 2013, and will amortize in quarterly installments in an aggregate annual amount equal to 1% of the aggregate principal amount of the loans advanced, with the balance payable on the final maturity date. Amounts borrowed under the Term Loan Facility may also be repaid at any time at our discretion. Interest on the outstanding balances under the Term Loan Facility is payable, at our option, at a rate equal to the Applicable Margin (as defined in the Credit Facility) plus the fluctuating Base Rate (as defined in the Credit Facility), or at the Applicable Margin plus the current LIBOR (as defined in the Credit Facility). The borrowing rate on the Term Loan Facility at June 30, 2007 was 7.32%.
Proceeds borrowed under the Revolving Facility will be used as needed for general corporate purposes and to fund share repurchase programs. Amounts under the Revolving Facility are available on a revolving basis until the maturity date of March 20, 2012. The Revolving Facility allows for borrowings up to the full amount of the revolver in either U.S. Dollars or Euros. Up to the U.S. dollar equivalent of $200 million may be borrowed in other currencies, including Sterling, Canadian Dollars, Australian Dollars, Yen, Francs, Krones and New Zealand Dollars. Portions of the Revolving Facility are available for issuances of up to the U.S. dollar equivalent of $700 million of letters of credit and for borrowings of up to the U.S. dollar equivalent of $150 million of swing loans. Interest on outstanding balances under the Revolving Facility is payable, at our option, at a rate equal to the Applicable Margin plus the fluctuating Base Rate, or at the Applicable Margin plus the current LIBOR for the applicable currency. The borrowing rate under the Revolving Facility at June 30, 2007 ranges from 3.87% to 5.37%, depending upon the currency of the outstanding borrowings.
The Credit Facility includes an uncommitted accordion feature of up to $750 million in the aggregate allowing for future incremental borrowings under the Revolving Facility, which may be used for general corporate purposes. The Credit Facility also includes an additional uncommitted accordion feature of up to $2 billion (as of June 30, 2007) allowing for future incremental borrowings under the Term Loan Facility which may be used to fund additional purchases of our equity securities or for extinguishment of our Senior Notes (defined below). The Term Loan Facility accordion expires on March 20, 2009.
Obligations under the Credit Facility are guaranteed by us and substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (but only to the extent such guarantees would not result in materially adverse tax consequences). In addition, Credit Facility obligations are secured under certain pledge agreements by (i) a first priority perfected pledge of all notes owned by us and the guarantors and the capital stock of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (subject to certain exceptions, including to the extent the pledge would give rise to additional SEC reporting requirements for our subsidiaries or result in materially adverse tax consequences), and (ii) a first priority perfected security interest in all other assets owned by us and the guarantors, subject to customary exceptions. As required under the indentures governing our outstanding Senior Notes, we have granted equal and ratable liens in favor of the holders of the Senior Notes in all assets discussed above, other than the accounts receivable of the Company and our subsidiaries.
Among other fees, we pay a commitment fee (payable quarterly) based on the amount of unused commitments under the Revolving Facility (not including the uncommitted accordion feature discussed above). The commitment fee payable at June 30, 2007 was 0.375% of the unused commitment. We also pay fees with respect to any letters of credit issued under the Credit Facility. Letter of credit fees at June 30, 2007 were 1.35% of the currently issued and outstanding letters of credit.
The Credit Facility contains customary covenants, including but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, make certain restricted payments, or sell or transfer assets. The Credit Facility also limits the Company’s and our subsidiaries’ ability to incur additional indebtedness. In addition, based upon the total amount advanced under the Term Loan Facility at June 30, 2007, we may not permit our consolidated total leverage ratio to exceed 4.00 to 1.00, nor permit our consolidated senior leverage ratio to exceed 3.00 to 1.00, nor permit our consolidated interest coverage ratio to be less than 4.50 to 1.0 during specified periods.
Upon the occurrence of certain events of default, our obligations under the Credit Facility may be accelerated and the lending commitments under the Credit Facility terminated. Such events of default include, but are not limited to, payment default to lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults with respect to indebtedness or guaranty obligations, voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, or change of control of the Company. As of June 30, 2007, we were in compliance with the covenants of our Credit Facility, as amended.
At June 30, 2007, we had approximately $834.7 million available on our Revolving Facility after giving effect to outstanding indebtedness of $52.1 million and $113.2 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our Revolving Facility. At June 30, 2007, we had $1.8 billion outstanding

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
under our Credit Facility, of which $1.8 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt, and approximately $1.8 billion of which bore interest at 7.32% and $52.1 million bore interest from 3.87% to 5.37%. Please see Note 20 for a discussion of an interest rate swap agreement related to interest rates on our Credit Facility.
On September 26, 2006, we received an amendment, consent and waiver from the lenders under our Credit Facility with respect to, among other provisions, waiver of any default or event of default arising under the Credit Facility as a result of our failure to comply with certain reporting covenants relating to other indebtedness, including covenants purportedly requiring the filing of reports with either the SEC or the holders of such indebtedness, so long as those requirements were complied with by December 31, 2006. As consideration for this amendment, consent and waiver, we paid a fee of $2.6 million.
On December 21, 2006, we received an amendment, consent and waiver from lenders under our Credit Facility. The amendment, consent and waiver includes the following provisions, among others:
(1)	Consent to the delivery, on or prior to February 14, 2007, of (i) the financial statements, accountant’s report and compliance certificate for the fiscal year ended June 30, 2006 and (ii) financial statements and related compliance certificates for the fiscal quarters ended June 30, 2006 and September 30, 2006, and waiver of any default arising from the failure to deliver any such financial statements, reports or certificates within the applicable time period provided for in the Credit Agreement, provided that any such failure to deliver resulted directly or indirectly from the previously announced investigation of the Company’s historical stock option grant practices (the “Options Matter”).

(2)	Waiver of any default or event of default arising from the incorrectness of representations and warranties made or deemed to have been made with respect to certain financial statements previously delivered to the agent as a result of any restatement, adjustment or other modification of such financial statements resulting directly or indirectly from the Options Matter.

(3)	Waiver of any default or event of default which may arise from the Company’s or its subsidiaries’ failure to comply with reporting covenants under other indebtedness that are similar to those in the Credit Agreement (including any covenant to file any report with the SEC or to furnish such reports to the holders of such indebtedness), provided such reporting covenants are complied with on or prior to February 14, 2007.

(4)	Amendments to provisions relating to the permitted uses of the proceeds of revolving loans under the Credit Agreement that (i) increase to $500 million from $350 million the aggregate principal amount of revolving loans that may be outstanding, the proceeds of which may be used to satisfy the obligations under the Company’s 4.70% Senior Notes due 2010 or 5.20% Senior Notes due 2015 and (ii) until June 30, 2007, decrease to $200 million from $300 million the minimum liquidity (i.e., the aggregate amount of the Company’s unrestricted cash in excess of $50 million and availability under the Revolving Facility) required after giving effect to such use of proceeds.
As consideration for this amendment, waiver and consent, we paid a fee of $1.3 million.
Senior Notes
On June 6, 2005, we completed a public offering of $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively, the “Senior Notes”). Interest on the Senior Notes is payable semiannually. The net proceeds from the offering of approximately $496 million, after deducting underwriting discounts, commissions and expenses, were used to repay a portion of the outstanding balance of our Prior Facility. We may redeem some or all of the Senior Notes at any time prior to maturity, which may include prepayment penalties determined according to pre-established criteria. Please see Note 20 for a discussion of the forward interest rate hedges related to the issuance of the Senior Notes.
The Senior Notes contain customary covenants, including but not limited to, restrictions on our ability, and the ability of our subsidiaries, to create or incur secured indebtedness, merge or consolidate with another person, or enter into certain sale and leaseback transactions.
Upon the occurrence of certain events of default, the principal of, and all accrued and unpaid interest on, the Senior Notes may be declared due and payable by the trustee, The Bank of New York Trust Company, N.A. (the “Trustee”), or the holders of at least 25% in principal amount of the outstanding Senior Notes. Such events of default include, but are not limited to, payment default,

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
covenant defaults, material payment defaults (other than under the Senior Notes) and voluntary or involuntary bankruptcy proceedings. As of June 30, 2007, we were in compliance with the covenants of our Senior Notes.
On September 22, 2006, we received a letter from CEDE & Co. (“CEDE”) sent on behalf of certain holders of our 5.20% Senior Notes due 2015 (the “5.20% Senior Notes”) issued by us under that certain Indenture dated June 6, 2005 (the “Indenture”) between us and the Trustee advising us that we were in default of our covenants. The letter alleged that our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 by September 13, 2006, was a default under the terms of the Indenture. On September 29, 2006, we received a letter from CEDE sent on behalf of the same persons declaring an acceleration with respect to the 5.20% Senior Notes, as a result of our failure to remedy the purported default set forth in the September 22, 2006 letter related to our failure to timely file our Annual Report on Form 10-K for the period ended June 30, 2006. The September 29, 2006 letter declared that the principal amount and premium, if any, and accrued and unpaid interest, if any, on the 5.20% Senior Notes were due and payable immediately, and demanded payment of all amounts owed in respect of the 5.20% Senior Notes.
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
It is our position that no default has occurred under the Indenture and that no acceleration has occurred with respect to the 5.20% Senior Notes or the 4.70% Senior Notes or otherwise under the Indenture. Further we have filed a lawsuit against the Trustee in the United States District Court, Northern District of Texas, Dallas Division, seeking a declaratory judgment affirming our position. On January 8, 2007, the Court entered an order substituting Wilmington Trust Company for the Trustee. On January 16, 2007, Wilmington Trust Company filed an answer and counterclaim. The counterclaim seeks immediate payment of all principal and accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim seeks damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes.
Unless and until there is a final judgment rendered in the lawsuit described above (including any appellate proceedings), no legally enforceable determination can be made as to whether the failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 is a default under the Indenture as alleged by the letters referenced above. If there is a final legally enforceable determination that the failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 is a default under the Indenture, and that acceleration with respect to the Senior Notes was proper, the principal and premium, if any and all accrued and unpaid interest, if any, on the Senior Notes would be immediately due and payable.
In the event the claim of default against us made by certain holders of the Senior Notes is upheld in a court of law and we are required to pay off the Senior Notes, it is most likely that we would utilize the Credit Facility to fund such payoff. Under the terms of the Credit Facility, we can utilize borrowings under the Revolving Credit Facility, subject to certain liquidity requirements, or may seek additional commitments for funding under the Term Loan Facility of the Credit Facility. We estimate we have sufficient liquidity to meet both the needs of our operations and any potential payoff of the Senior Notes.

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
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $13.8 million ($8.6 million, net of income tax), unamortized deferred financing costs of $2.6 million ($1.7 million, net of income tax) and unamortized discount of $0.6 million ($0.4 million, net of income tax) associated with our Senior Notes as of June 30, 2007 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.
Other
We entered into capital lease agreements of an aggregate of $47.8 million, $24.3 million and $2.3 million for the purchase of equipment during fiscal years 2007, 2006 and 2005, respectively.
Interest
Cash payments for interest on borrowings for the years ended June 30, 2007, 2006 and 2005 were approximately $169.6 million, $56.3 million and $13.1 million, respectively. In addition, in fiscal year 2007 we paid $7.4 million of interest related to the Section 162(m) deduction disallowance discussed in Note 21. The increase in cash payments for interest during fiscal year 2007 was primarily due to higher borrowings on our Term Credit Facility and waiver fees related to the credit facility amendment. Accrued interest was $8.9 million and $11 million at June 30, 2007 and 2006, respectively.
13. PENSION AND OTHER POST-EMPLOYMENT PLANS
SFAS 87 establishes standards for reporting and accounting for pension benefits provided to employees. On June 30, 2007, we adopted SFAS 158. This Statement requires recognition of the funded status of a defined benefit plan in the statement of financial position as an asset or liability if the plan is overfunded or underfunded, respectively. Changes in the funded status of a plan are required to be recognized in the year in which the changes occur, and reported in comprehensive income as a separate component of stockholders’ equity. Further, certain gains and losses that were not previously recognized in the financial statements are required to be reported in comprehensive income, and certain disclosure requirements were changed. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year end. There was no change to our June 30 measurement date as a result of the adoption of SFAS 158. Adoption of SFAS 158 resulted in an increase to accumulated other comprehensive income (loss), net of approximately $2.4 million, net of $1.0 million deferred income tax.
In connection with the acquisition of the Acquired HR Business, we assumed pension plans for the Acquired HR Business employees located in Canada and the United Kingdom (“UK”). The Canadian Acquired HR Business has both a funded basic pension plan and an unfunded excess pension plan. The UK pension scheme is a funded plan. These defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period before retirement. We established June 30 as our measurement date for these defined benefit plans. The net periodic benefit costs for these plans are included in wages and benefits in our Consolidated Statements of Income from the effective date of the acquisition, May 1, 2005.
In addition to these pension plans, we also assumed a post-employment medical plan for Acquired HR Business employees and retirees in Canada. The amount of health care benefits is limited to lifetime maximum and age limitations as described in the plan.
In December 2005, we adopted a pension plan for the U.S. employees of Buck Consultants, LLC, a wholly owned subsidiary, which was acquired in connection with the Acquired HR Business. The U.S. pension plan includes both a funded plan and unfunded plan. We established June 30 as our measurement date for this defined benefit plan. The plan recognizes service for eligible employees from May 26, 2005, the date of the acquisition of the Acquired HR Business. We recorded prepaid pension costs of $2 million related to this prior service which will be amortized over approximately 9.3 years and included in the net periodic benefit costs which is included in wages and benefits in our Consolidated Statements of Income.

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
Benefit obligations
The following table provides a reconciliation of the changes in the defined benefit plans’ benefit obligations (in thousands):

	June 30,
	2007			2006
	Non-U.S.	U.S.	Other	Non-U.S.	U.S.	Other
	Pension	Pension	Benefit	Pension	Pension	Benefit
	Plans	Plan	Plan	Plans	Plan	Plan
Reconciliation of benefit obligation:
Obligation at beginning of period	$98,537	$3,731	$266	$89,728	$—	$376
Service cost	5,841	3,395	13	5,195	2,266	21
Interest cost	5,662	251	15	4,725	68	21
Plan amendments	300	(2)	—	72	2,024	—
Actuarial (gain) loss	(3,408)	225	14	(2,256)	(627)	(169)
Foreign currency exchange rate changes	8,831	—	(1)	3,492	—	30
Benefit payments	(3,529)	—	—	(2,419)	—	(13)

Obligation at end of period	$112,234	$7,600	$307	$98,537	$3,731	$266

Costs (income) of plans
The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income (in thousands):

	Fiscal year ended June 30,
	2007			2006			2005
							Non-
	Non-U.S.	U.S.	Other	Non-U.S.	U.S.	Other	U.S.	U.S.	Other
	Pension	Pension	Benefit	Pension	Pension	Benefit	Pension	Pension	Benefit
	Plans	Plan	Plan	Plans	Plan	Plan	Plans	Plan	Plan
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$5,841	$3,395	$13	$5,195	$2,266	$21	$751	$—	$3
Interest cost	5,662	251	15	4,725	68	21	739	—	3
Expected return on assets	(5,465)	(111)	—	(4,952)	—	—	(536)	—	—
Recognized net actuarial gain	—	(11)	—	—	—	—	—	—	—
Amortization of prior service costs	—	217	—	—	128	—	—	—	—

Net periodic benefit cost for defined benefit plans	$6,038	$3,741	$28	$4,968	$2,462	$42	$954	$—	$6

Other changes in plan assets and benefit obligations recognized in other comprehensive income	—	—	—	—	—	—	—	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$6,038	$3,741	$28	$4,968	$2,462	$42	$954	$—	$6

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Approximately $0.2 million of prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss), net into net periodic benefit cost in fiscal year 2008.
Plan assets
The following table provides a reconciliation of the changes in the fair value of plan assets (in thousands):

	Fiscal year ended June 30,
	2007			2006
	Non-U.S.	U.S.	Other	Non-U.S.	U.S.	Other
	Pension	Pension	Benefit	Pension	Pension	Benefit
	Plans	Plan	Plan	Plans	Plan	Plan
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of period	$77,704	$1	$—	$68,195	$—	$—
Actual return on plan assets	8,784	59	—	5,093	—	—
Amendments	300	—	—	72	—	—
Foreign currency exchange rate changes	7,613	—	—	2,204	—	—
Employer contributions	7,137	6,742	—	4,559	1	—
Benefit payments	(3,529)	—	—	(2,419)	—	—

Fair value of plan assets at end of period	$98,009	$6,802	$—	$77,704	$1	$—

We made contributions to the pension plans of approximately $13.9 million and $4.6 million in fiscal years 2007 and 2006, respectively. As of June 30, 2007, we have no minimum pension funding requirement.
The following table provides the weighted-average asset allocation of all pension plan assets, by asset category:

	Fiscal year ended
	June 30,
	2007	2006
Mutual fund — equity securities	52%	62%
Mutual fund — debt securities	35%	30%
Mutual fund — real estate	7%	7%
Other	6%	1%

Total	100%	100%

There are no holdings in shares or debt issued by us included in the pension plan assets.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Funded status of defined benefit pension plans
The following table provides a statement of funded status (in thousands):

	June 30,
	2007		2006
	Funded	Unfunded	Funded	Unfunded
	Plans	Plan	Plans	Plan
Non-U.S. Plans
Accumulated benefit obligation (ABO)	$79,103	$11,070	$68,318	$10,673
Projected benefit obligation (PBO)	99,921	12,313	86,689	11,848
Fair value of assets	98,009	—	77,704	—

U.S. Plan
Accumulated benefit obligation (ABO)	$5,865	$145	$—	$2,926
Projected benefit obligation (PBO)	7,392	208	—	3,731
Fair value of assets	6,802	—	—	1

	June 30,
	2007		2006
		Other		Other
	Pension	Benefit	Pension	Benefit
	Plans	Plan	Plans	Plan
Non-U.S. Plans
Funded status	$(14,225)	$(307)	$(20,833)	$(266)
Unrecognized (gain) loss	(4,358)	(135)	2,424	(152)

Net amount recognized	$(18,583)	$(442)	$(18,409)	$(418)

U.S. Plan
Funded status	$(798)	$—	$(3,730)	$—
Unrecognized prior service cost	1,678	—	1,896	—
Unrecognized (gain) loss	(338)	—	(627)	—

Net amount recognized	$542	$—	$(2,461)	$—

The following table reflects amounts recognized in the statement of financial position (in thousands):

	June 30,
	2007		2006
		Other		Other
	Pension	Benefit	Pension	Benefit
	Plans	Plan	Plans	Plan
Non-U.S. Plans
Accrued benefit liability – short term	$(1,333)	$(18)	$—	$—
Accrued benefit liability – long term	(12,892)	(289)	(18,409)	(418)
Accumulated other comprehensive (income) loss, net	(4,358)	(135)	—	—

Net amount recognized	$(18,583)	$(442)	$(18,409)	$(418)

U.S. Plan
Accrued benefit liability – short term	$(9)	$—	$—	$—
Accrued benefit liability – long term	(789)	—	(2,925)	$—
Intangible asset	—	—	464	—
Accumulated other comprehensive (income) loss, net	1,340	—	—	—

Net amount recognized	$542	$—	$(2,461)	$—

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of amounts in accumulated other comprehensive (income) loss, net as of June 30, 2007 upon adoption of SFAS 158 (in thousands):

	June 30, 2007
		Other
	Pension	Benefit
	Plans	Plan
Non-U.S. Plans
Net actuarial gain	$(4,358)	$(135)

	$(4,358)	$(135)

U.S. Plan
Net actuarial gain	$(338)	$—
Unrecognized prior service cost	1,678	—

	$1,340	$—

Accumulated other comprehensive income (loss), net as of June 30, 2007 also includes a net actuarial gain related to our German pension plan of $0.2 million, which is not included in the tables above.
As of the measurement date, June 30, 2007, the fair value of plan assets exceeded the accumulated benefit obligation for the UK pension scheme, the Canadian basic pension plan and the U.S. Plan. The UK pension scheme, the Canadian basic plan and the U.S. plan are underfunded on a PBO basis as of June 30, 2007.
Assumptions for calculating benefit obligations and net periodic benefit cost
The following table summarizes the weighted-average assumptions used in the determination of our benefit obligation:

	June 30,
	2007		2006
		Other		Other Benefit
	Pension Plans	Benefit Plan	Pension Plans	Plan
Non-U.S. Plans
Discount rate	5.20% - 5.67%	5.60%	5.00% - 5.75%	5.75%
Rate of increase in compensation levels	4.25% - 4.80%	N/A	4.25% - 4.40%	N/A

U.S. Plan
Discount rate	6.40%	N/A	6.50%	N/A
Rate of increase in compensation levels	3.40%	N/A	3.50%	N/A

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the assumptions used in the determination of our net periodic benefit cost:

	Fiscal year ended		Fiscal year ended		Fiscal year ended
	June 30, 2007		June 30, 2006		June 30, 2005
		Other		Other		Other
	Pension	Benefit	Pension	Benefit	Pension	Benefit
	Plans	Plan	Plans	Plan	Plans	Plan
Non-U.S. Plans
Discount rate	5.20% - 5.67%	5.60%	5.00% - 5.75%	5.75%	5.25% - 5.75%	5.75%
Long-term rate of return on assets	6.50% - 7.00%	N/A	7.00% - 7.50%	N/A	7.00% - 7.50%	N/A
Rate of increase in compensation levels	4.25% - 4.60%	N/A	4.25% - 4.40%	N/A	4.25% - 4.40%	N/A

U.S. Plan
Discount rate	6.50%	N/A	5.75%	N/A	N/A	N/A
Long-term rate of return on assets	8.00%	N/A	N/A	N/A	N/A	N/A
Rate of increase in compensation levels	3.50%	N/A	3.00%	N/A	N/A	N/A
Our discount rate is determined based upon high quality corporate bond yields as of the measurement date. The table below illustrates the effect of increasing or decreasing the discount rates by 25 basis points (in thousands):

	Fiscal year ended		Fiscal year ended
	June 30, 2007		June 30, 2006
	Plus .25%	Less .25%	Plus .25%	Less .25%
Non-U.S. Plans
Effect on pension benefit obligation	$(5,786)	$5,841	$(5,055)	$5,155
Effect on service and interest cost	$(485)	$488	$(432)	$450

U.S. Plan
Effect on pension benefit obligation	$(316)	$336	$(164)	$174
Effect on service and interest cost	$(145)	$153	$(104)	$110
We estimate the long-term rate of return on UK, Canadian and U.S. plan assets will be 6.5%, 7% and 8%, respectively, based on the long-term target asset allocation. Expected returns for the following asset classes used in the plans are based on a combination of long-term historical returns and current and expected market conditions.
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
The Canadian funded plan’s target asset allocation is 35% Canadian provincial and corporate bonds, 30% larger capitalization Canadian stocks, 30% developed and larger capitalization Global ex Canada stocks (mainly U.S. and international stocks) and 5% cash and cash equivalents. A single investment manager actively manages all of the asset classes. This manager uses an equal blend of large cap value and large cap growth for stocks in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. The bonds are managed using a core approach where multiple strategies are engaged such as interest rate anticipation, credit selection and yield curve positioning to mitigate overall risk. At this time, the manager does not engage in any alternative investment strategies.
The U.S. pension plan’s target asset allocation is 30% large capitalization U.S. equities, 5% small capitalization U.S. equities, 25% developed market non-U.S. equities, 30% long duration U.S. Treasury bonds and 10% in alternative investments. The asset allocation was set considering asset class expected returns and volatility relative to the duration of the liabilities of the pension plan.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The asset allocation is reviewed annually in accordance with the Investment Policy Statement. The assets are held in a separate pension trust account at a custodian bank. External registered investment advisors manage the assets in active and passive strategies that are well diversified, investment grade, liquid and unleveraged.
SFAS 106 requires the disclosure of assumed healthcare cost trend rates for next year used to measure the expected cost of benefits covered. For measurement purposes, a 7.8% composite annual rate of increase in the per capita costs of covered healthcare benefits was assumed for fiscal year 2007; this rate was assumed to decrease gradually to 4.5% by 2013 and remain at that level thereafter. The healthcare cost trend rate assumption may have a significant effect on the SFAS 106 projections. The table below illustrates the effect of increasing or decreasing the assumed healthcare cost trend rates by one percentage point for each future year (in thousands):

	Fiscal year ended		Fiscal year ended
	June 30, 2007		June 30, 2006
	Plus 1%	Less 1%	Plus 1%	Less 1%
Effect on pension benefit obligation	$34	$(31)	$30	$(27)
Effect on service and interest cost	$5	$(4)	$4	$(4)
Expected Cash Flows
We expect to contribute approximately $14.5 million to our pension plans in fiscal year 2008.
The following table summarizes the estimated benefit payments, which include amounts to be earned by active plan employees through expected future service for all pension plans over the next ten years as of June 30, 2007 (in thousands):

	Pension Plans
			Other
	Non-U.S.		Benefit
	Plans	U.S. Plan	Plan
2008	$3,314	$75	$19
2009	3,431	108	20
2010	3,307	182	19
2011	3,552	309	14
2012	3,507	466	13
2013-2017	23,957	5,374	63
Supplemental executive retirement plan
In December 1998, we entered into a Supplemental Executive Retirement Agreement with Mr. Deason, which was amended in August 2003 to conform the normal retirement date specified therein to our fiscal year end next succeeding the termination of the Employment Agreement between Mr. Deason and us. The normal retirement date under the Supplemental Executive Retirement Agreement was subsequently amended in June 2005 to conform to the termination date of the Employment Agreement with the exception of the determination of any amount deferred in taxable years prior to January 1, 2005 for purposes of applying the provisions of the American Jobs Creation Act of 2004 and the regulations and interpretive guidance published pursuant thereto (the “AJCA”). Pursuant to the Supplemental Executive Retirement Agreement, which was reviewed and approved by the Board of Directors, Mr. Deason will receive a benefit upon the occurrence of certain events equal to an actuarially calculated amount based on a percentage of his average monthly compensation determined by his monthly compensation during the highest thirty-six consecutive calendar months from among the 120 consecutive calendar months ending on the earlier of his termination of employment or his normal retirement date. The amount of this benefit payable by us will be offset by the value of particular options granted to Mr. Deason (including 150,000 shares covered by options granted in October 1998 with an exercise price of $11.53 per share and 300,000 shares granted in August 2003 with an exercise price of $44.10). To the extent that we determine that our estimated actuarial liability under the Supplemental Executive Retirement Agreement exceeds the “in the money” value of such options, such deficiency would be reflected in our results of operations as of the date of such determination. In the event that the value of the options granted to Mr. Deason exceeds the benefit, such excess benefit would accrue to Mr. Deason and we would have no further obligation under the Supplemental Executive Retirement Agreement. The percentage applied to the average monthly compensation is 56% for benefit determinations made on or any time after May 18, 2005. The events triggering the benefit are retirement, total and permanent disability, death, resignation, and change in control or termination for any reason other

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
than cause. The benefit will be paid in a lump sum or, at the election of Mr. Deason, in monthly installments over a period not to exceed ten years. We estimate that our obligation with respect to Mr. Deason under the Supplemental Executive Retirement Agreement was approximately $9.1 million at June 30, 2007. The value (the excess of the market price over the option exercise price) of the options at June 30, 2007 was $10.6 million. If the payment is caused by a change in control and at such time Mr. Deason would be subject to an excise tax under the Code with respect to the benefit, the amount of the benefit will be grossed-up to offset this tax.
Deferred compensation plans
We offer a deferred compensation plan to employees who meet specified compensation criteria. The assets and liabilities of this plan are included in our Consolidated Financial Statements. Approximately 1,100 employees participate in the plan. Participants may elect to defer a specified percentage of base salary and incentive compensation annually. The assets of the plan as of June 30, 2007 and 2006 were $58.9 million and $51 million, respectively, and were included in cash and other assets in our Consolidated Balance Sheets. The liabilities of the plan, representing participants’ account balances, were $53.8 million and $41.8 million at June 30, 2007 and 2006, respectively, and were included in other long-term liabilities in our Consolidated Balance Sheets.
In connection with the acquisition of the Acquired HR Business, we assumed a deferred compensation plan for certain Acquired HR Business employees. This plan is closed to new contributions. The assets and liabilities of this plan were included in our Consolidated Financial Statements as of the date of acquisition. Approximately 100 employees participate in the plan. The assets of the plan as of June 30, 2007 and 2006 were $28.9 million and $25.4 million, respectively, and were included in other assets in our Consolidated Balance Sheets. The liabilities of the plan, representing participants’ account balances, were $29.5 million and $29 million at June 30, 2007 and 2006, respectively, and were included in other long-term liabilities in our Consolidated Balance Sheets.
Other contributory plans
We have contributory retirement and savings plans, which cover substantially all employees and allow for discretionary matching contributions by us as determined by our Board of Directors. Contributions made by us to certain plans during the years ended June 30, 2007, 2006, and 2005 were approximately $13.3 million, $15 million and $13.4 million, respectively.
14. INCOME TAXES
Income tax expense (benefit) is comprised of the following (in thousands):

	Fiscal year ended June 30,
	2007	2006	2005
Current:
U.S. federal	$79,953	$92,090	$116,334
State	12,134	11,508	18,170
Foreign	18,610	11,208	3,594

Total current expense	110,697	114,806	138,098
Deferred:
U.S. federal	17,588	75,168	76,051
State	5,070	10,010	8,555
Foreign	(3,032)	(477)	211

Total deferred expense	19,626	84,701	84,817

Total income tax expense	$130,323	$199,507	$222,915

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets (liabilities) consist of the following (in thousands):

	June 30,
	2007	2006
Deferred tax assets:
Accrued expenses not yet deductible for tax purposes	$39,815	$50,454
Unearned revenue	36,266	22,548
Tax credits and loss carryforwards	56,677	57,361
Stock-based compensation	25,529	16,515
Divestiture-related accruals	4,617	4,845
Forward agreements	2,124	6,321
Other	—	872

Subtotal	165,028	158,916
Deferred tax assets valuation allowance	(17,184)	(14,594)

Total deferred tax assets	147,844	144,322
Deferred tax liabilities:
Goodwill amortization	(334,065)	(280,830)
Depreciation and amortization	(123,722)	(135,908)
Unbilled revenue	(41,634)	(41,835)
Prepaid and receivables	(27,403)	(35,229)
Other	(3,003)	—

Total deferred tax liabilities	(529,827)	(493,802)

Net deferred tax liabilities	$(381,983)	$(349,480)

At June 30, 2007, we had available unused domestic net operating loss carryforwards (“NOLs”), net of Internal Revenue Code Section 382 limitations, of approximately $98.7 million which will expire over various periods from 2010 through 2024. We also had foreign net operating loss carryforwards of approximately $9.3 million, all of which have indefinite lives. The change in tax credits and loss carryforwards from June 30, 2006 to June 30, 2007 is primarily due to current year usage of net operating losses. A valuation allowance of $17.2 million and $14.6 million was recorded at June 30, 2007 and June 30, 2006, respectively, against deferred tax assets associated with net operating losses and tax credit carryforwards for which realization of any future benefit is uncertain due to taxable income limitations. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.
The depreciation and amortization related deferred tax liabilities changed during the years ended June 30, 2007 and 2006 predominantly due to current tax deductions for acquired intangibles and depreciation. Generally, since the adoption of SFAS No. 142, “Goodwill and Other Intangibles,” eliminates the book goodwill amortization, the difference between the cumulative book and tax bases of goodwill will continue to change as current tax deductions are realized. As of June 30, 2007 and June 30, 2006, the amount of deductible goodwill was approximately $2.1 billion and $2.0 billion, respectively.
Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

	Fiscal year ended June 30,
	2007	2006	2005
Statutory U.S. federal income tax	$134,194	$195,410	$221,369
State income taxes, net	12,188	13,505	19,396
Section 162(m) disallowance	(4,610)	—	870
Basis difference on sales of subsidiaries	—	(449)	(9,594)
Research and development tax credits	(385)	—	(4,674)
Foreign benefits	(6,287)	(5,259)	(2,734)
Other	(4,777)	(3,700)	(1,718)

Total income tax expense	$130,323	$199,507	$222,915

The effective tax rate for fiscal years 2007, 2006 and 2005 were 34.0%, 35.7%, and 35.2%, respectively.
Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of approximately $118.6 million, $70.9 million and $36.5 million as of June 30,

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2007, 2006, and 2005, respectively. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax provision and related liability may be required. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.
Federal, state and foreign income tax payments, net of refunds during the years ended June 30, 2007, 2006, and 2005 were approximately $106.7 million, $102.2 million, and $118.9 million, respectively.
15. OTHER LONG-TERM LIABILITIES
The following summarizes other long-term liabilities at June 30, 2007 and 2006 (in thousands):

	June 30,
	2007	2006
Deferred compensation, pension and other post-retirement obligations	$97,974	$95,911
Unearned revenue	89,759	95,870
Income taxes payable and estimated penalties and interest on income tax underpayment deficiencies resulting from certain disallowed Section 162(m) executive compensation deductions	3,201	37,842
Other	44,618	46,026

Total	$235,552	$275,649

During fiscal year 2007, we paid approximately $35 million of estimated income taxes, penalties and interest related to Section 162(m) issues in order to reduce future interest that would accrue on the amounts of estimated taxes, penalties and interest. This payment is reflected in cash flows from operating activities at June 30, 2007. During fiscal year 2007, we reversed approximately $6 million of accrued income taxes, penalties and interest associated with Section 162(m) issues attributable to factors unrelated to revised measurement dates as we believe an accrual for these amounts is no longer required. Please see Note 21 for further discussion.
16. COMMON STOCK
Our Class A common stock trades publicly on the New York Stock Exchange (symbol “ACS”) and is entitled to one vote per share. Our Class B common stock is entitled to ten votes per share. Class B shares are convertible, at the holder’s option, into Class A shares, but until converted carry significant transfer restrictions.
Share repurchase programs
In June and August 2006, our Board of Directors authorized two share repurchase programs of up to $1 billion each of our Class A common stock. The programs, which are open ended, allow us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. As of June 30, 2007, we had repurchased approximately 19.9 million shares under the June 2006 authorization at an average cost of approximately $50.30 per share (approximately $1 billion) all of which have been retired. A total of 14.4 million shares with an average cost of approximately $50.64 per share (approximately $730.7 million) were purchased and retired in the first quarter of fiscal year 2007. No repurchases have been made under the August 2006 authorization as of the date of this filing. If any additional repurchases are made, such repurchases would be funded from borrowings under our Credit Facility.
Prior to the Tender Offer (defined in Note 17), our Board of Directors authorized three share repurchase programs totaling $1.75 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock; on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock, and on October 20, 2005, we announced that our Board of Directors authorized an incremental share repurchase program of up to $500

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million of our Class A common stock. These share repurchase plans were terminated on January 25, 2006 by our Board of Directors in contemplation of our Tender Offer, which was announced January 26, 2006 and expired March 17, 2006. The programs, which were open-ended, allowed us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities, and purchases under these plans were funded from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our credit facilities. Under our previously authorized share repurchase programs during fiscal years 2006 and 2005, we had repurchased approximately 2.2 million and 4.9 million shares, respectively, at a total cost of approximately $115.8 million and $250.8 million, respectively. We reissued approximately 0.3 million and 0.6 million shares, respectively, for proceeds of approximately $17.9 million and $28.5 million, respectively, to fund contributions to our employee stock purchase plan and 401(k) plan during fiscal years 2006 and 2005, respectively. In fiscal year 2007, we reissued approximately 57,000 treasury shares for proceeds totaling approximately $2.8 million to fund contributions to our employee stock purchase plan.
Stock options grants
On August 15, 2006, the Compensation Committee of the Board of Directors granted 2,091,500 options to employees under the 1997 Stock Incentive Plan. Based on executive management’s recommendation, no stock option grants were made to corporate executive management pending substantive determination regarding corporate executive management’s actions in the matters related to the stock option investigation by the Securities and Exchange Commission and the grand jury subpoena issued by the United States District Court, Southern District of New York. However, the Compensation Committee of the Board of Directors agreed to grant options of 100,000 shares each to Ann Vezina, Chief Operating Officer, Commercial Solutions Group and Tom Burlin, Chief Operating Officer, Government Solutions Group, but those grants were deferred. The delay in the grants to Ms. Vezina and Mr. Burlin was necessary at the time because there were insufficient shares remaining in the 1997 Stock Incentive Plan to make the grants to Ms. Vezina and Mr. Burlin. Subsequent to August 15, 2006, there were a number of options granted under the 1997 Stock Incentive Plan that terminated, which options then became available to grant to other employees, including Ms. Vezina and Mr. Burlin as discussed below.
Because of the ongoing stock option investigation (please see Note 21 to our Consolidated Financial Statements), we were unable to timely file our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and our Annual Meeting of Stockholders was delayed, and the regularly scheduled meeting of our Board of Directors that was to have occurred in November 2006 was focused solely on stock option investigation matters and any other matters for consideration were deferred. Under our stock option granting policy, the day prior to or the day of that regularly scheduled November Board meeting, the Compensation Committee could have granted options to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition. On the morning of December 9, 2006 the Compensation Committee met to discuss whether options, that were available under the 1997 Stock Incentive Plan should be granted to new hires, employees receiving a grant in connection with a promotion, or persons who became ACS employees as a result of an acquisition. After consideration of the fact that options would have been granted in November, if the regularly scheduled Board meeting had not deferred consideration of matters other than the stock option investigation, the Compensation Committee granted 692,000 shares to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition, with such grants including 140,000 shares to Lynn Blodgett, who had been promoted to President and Chief Executive Officer; 75,000 shares to John Rexford who had been promoted to Executive Vice President and Chief Financial Officer; and 100,000 shares each to Ann Vezina and Tom Burlin which grants were in recognition of their recent promotions to Chief Operating Officers of the Commercial and Government segments, respectively, and had been approved by the Compensation Committee on August 15, 2006 but were deferred until shares were available for grant.
Please see Note 29 for a discussion of our July 2007 stock option grant to certain executive officers.
Stock option repricing
Please see Notes 21 and 29 for a discussion of the December 2006 repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
In June 2007, our stockholders approved the 2007 Equity Incentive Plan. Please see Note 2 for further discussion of the 2007 Equity Incentive Plan.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As the result of the purchase of approximately 7.4 million shares of Class A common stock in the Tender Offer, Mr. Deason’s percentage increase in voting power above the percentage amount of his voting power immediately prior to the Tender Offer was approximately 1.5%.
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
Mr. Deason and a special committee of the Board of Directors, consisting of independent directors, have not reached an agreement regarding the fair compensation to be paid to Mr. Deason for entering into the Voting Agreement. However, whether or not Mr. Deason and our special committee are able to reach agreement on compensation to be paid to Mr. Deason, the Voting Agreement will remain in effect.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. EARNINGS PER SHARE
In accordance with SFAS No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal year ended June 30,
	2007	2006	2005
Numerator:
Numerator for earnings per share -
Net Income	$253,090	$358,806	$409,569

Denominator:
Weighted average shares outstanding (basic)	100,181	123,197	127,560
Effect of dilutive securities:
Stock options	1,391	1,830	2,996

Total potential common shares	1,391	1,830	2,996

Denominator for earnings per share assuming dilution	101,572	125,027	130,556

Earnings per share (basic)	$2.53	$2.91	$3.21

Earnings per share assuming dilution	$2.49	$2.87	$3.14

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. During fiscal year 2007, 2006 and 2005, options to purchase approximately 6,019,000, 5,136,000, and 1,075,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the windfall tax benefit.
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options. These assumed proceeds include the excess tax benefits that we receive upon assumed exercises. We calculate the assumed proceeds from excess tax benefits based on the deferred tax assets actually recorded without consideration of “as if” deferred tax assets calculated under the provisions of SFAS 123(R).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. COMPREHENSIVE INCOME
SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for reporting and display of comprehensive income and its components in financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes within a company’s equity.
The components of comprehensive income are as follows (in thousands):

	Fiscal year ended June 30,
	2007	2006	2005
Net income	$253,090	$358,806	$409,569
Other comprehensive income (loss):
Foreign currency translation adjustment	16,955	(1,305)	4,260
Unrealized gains (losses) on foreign exchange forward agreements (net of income tax of $958 and ($193), respectively)	693	(316)	—
Unrealized loss on forward interest rate agreements (net of income tax of $7,150)	—	—	(11,899)
Amortization of unrealized loss on forward interest rate agreements (net of income tax of $958, $956 and $66)	1,586	1,588	110
Unrealized gain on interest rate swap agreement (net of income tax of $2,819)	5,251	—	—

Comprehensive income	$277,575	$358,773	$402,040

The following table represents the components of accumulated other comprehensive income (loss), net (in thousands):

	June 30,
	2007	2006
Foreign currency gains (losses)	$16,529	$(426)
Unrealized gains (losses) on foreign exchange forward agreements (net of income tax of $226 and ($193), respectively)	377	(316)
Unrealized loss on forward interest rate agreements (net of income tax of $5,170 and $6,128, respectively)	(8,615)	(10,201)
Unrealized gain on interest rate swap agreement (net of income tax of $2,819)	5,251	—
Adjustment to initially apply SFAS 158 (net of income tax of $980)	2,374	—

Total	$15,916	$(10,943)

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. FINANCIAL INSTRUMENTS
Long-term Debt
As of June 30, 2007 and 2006, the fair values of our Senior Notes approximated $459.4 million and $448 million, respectively, based on quoted market prices.
As of June 30, 2007 and 2006, the fair values of balances outstanding under our Credit Facility and Prior Facility approximated the related carrying values.
Derivatives and hedging instruments
We hedge the variability of a portion of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of June 30, 2007 and 2006, the notional amount of these agreements totaled 312 million pesos (approximately $27.9 million) and 217.5 million pesos (approximately $19.5 million), respectively. These agreements expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. As of June 30, 2007, the unrealized gain on these foreign exchange forward agreements, reflected in accumulated other comprehensive income (loss), net, was $0.6 million ($0.4 million, net of income tax), and the fair market value of $0.6 million is reflected in other current assets. As of June 30, 2006, the unrealized loss on these foreign exchange forward agreements, reflected in accumulated other comprehensive income (loss), net, was $0.5 million ($0.3 million, net of income tax) and the fair market value of $0.5 million was reflected in other current liabilities.
As part of the Transport Revenue acquisition, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and U.S. dollar revenues. These agreements do not qualify for hedge accounting under SFAS 133. As a result, we recorded a gain on hedging instruments of approximately $1.7 million ($1.1 million, net of income tax) for the year ended June 30, 2006 in other non-operating income, net in our Consolidated Statements of Income. The gain on hedging instruments was not material in fiscal year 2007. As of June 30, 2007 and 2006, the notional amount of these agreements totaled 25.2 million Euros (approximately $33.9 million) and 31.2 million Euros (approximately $39.1 million), respectively, and are set to expire at various times over the next four years. A liability was recorded for the related fair value of approximately $4.3 million and $4.1 million as of June 30, 2007 and 2006, respectively.
In order to hedge the variability of future interest payments related to our Senior Notes issuance, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of the Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) was recorded in accumulated other comprehensive income (loss), net, and will be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. During fiscal years 2007, 2006 and 2005, we amortized approximately $2.5 million, $2.5 million and $0.2 million, respectively, to interest expense. The amount of gain or loss related to hedge ineffectiveness was not material.
In March 2007, we entered into a five-year amortizing interest rate swap agreement. As of June 30, 2007, the notional amount of the agreement totaled $700 million. The agreement is designated as a cash flow hedge of forecasted interest payments on up to $700 million outstanding floating rate debt under our Credit Facility. The interest rate swap is structured such that we pay a fixed rate of interest of 4.897%, and receive a floating rate of interest based on one month LIBOR. The fair value of the agreement of $8.1 million at June 30, 2007 reflects termination cash value. The unrealized gain of $8.1 million ($5.3 million, net of income tax), was reflected in accumulated other comprehensive income (loss), net. As of June 30, 2007, the fair market value of $8.1 million is reflected in other assets.
Investments
As of June 30, 2007 and 2006, as part of our deferred compensation plan, we held investments in insurance policies with a fair market value of $51.3 million and $39 million, respectively and mutual funds with a fair market value of $28.9 million and $25.4 million, respectively. Please see Note 13 for more information on the deferred compensation plans. We recorded gains on these investments of $9.6 million, $3.2 million and $3.1 million for fiscal years 2007, 2006 and 2005, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In fiscal year 2006, we purchased approximately $17.3 million of U.S. Treasury Notes in conjunction with a contract in our Government segment, and pledged them in accordance with the terms of the contract to secure our performance. The U.S. Treasury Notes are accounted for as held to maturity pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are reflected in other assets in our Consolidated Balance Sheet at June 30, 2007.
21. COMMITMENTS AND CONTINGENCIES
We have various non-cancelable operating lease agreements for information technology equipment, software and facilities. Our facilities leases have varying terms through 2018. We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2012. Lease expense for information technology equipment, software and facilities was approximately $374.2 million, $339.6 million and $258.9 million for the years ended June 30, 2007, 2006 and 2005, respectively. A summary of these commitments at June 30, 2007 is as follows (in thousands):

Year ending June 30,
2008	$337,537
2009	282,312
2010	236,446
2011	150,262
2012	55,009
Thereafter	65,751

$1,127,317

We have various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2010. We estimate future payments related to these agreements will be $16.4 million, $12.9 million, and $0.4 million in fiscal years 2008, 2009, and 2010, respectively.
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
Regulatory Agency Investigations Relating to Stock Option Grant Practices
On March 3, 2006, we received notice from the Securities and Exchange Commission that it was conducting an investigation into certain stock option grants made by us from October 1998 through March 2005. On June 7, 2006 and on June 16, 2006, we received requests from the SEC for information on all of our stock option grants since 1994. We have been providing supplemental information to the SEC on a voluntary basis following the initial SEC requests. Subsequent to May 10, 2007, the date of our last quarterly filing with the Commission, the Company has learned that the SEC obtained a formal order of investigation in this matter in August 2006. We are continuing to cooperate with the SEC’s investigation.
On May 17, 2006, we received a grand jury subpoena from the United States District Court, Southern District of New York, requesting production of documents related to granting of our stock option grants. We have responded to the grand jury subpoena and have provided documents to the United States Attorney’s Office in connection with the grand jury proceeding. We have informed the Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York of the results of our internal investigation into our stock option grant practices and will continue to cooperate with these governmental entities and their investigations.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the course of the investigation, more than 2 million pages of electronic and hardcopy documents and emails were reviewed. In addition, approximately 40 interviews of current and former officers, directors, employees and other individuals were conducted. The independent directors, in their role as special committee members and as independent directors prior to formation of the committee, met extensively since the SEC investigation commenced to consider the matters related to the stock option grant practices. The investigation was necessarily limited in that the investigation team did not have access to certain witnesses with relevant information (including former Chief Executive Officer, Jeffrey A. Rich) and due to the lack of metadata for certain electronic documentation prior to 2000.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Further, with respect to our May 2006 Form 10-Q, the investigation concluded that Note 3 to our Consolidated Financial Statements which stated, in part, that we did “not believe that any director or officer of the Company has engaged in the intentional backdating of stock option grants in order to achieve a more advantageous exercise price,” was inaccurate because, at the time the May 2006 Form 10-Q was filed, Mr. King and Mr. Edwards either knew or should have known that we awarded options through a process in which favorable grant dates were selected with the benefit of hindsight in order to achieve a more advantageous exercise price and that the term “backdating” was readily applicable to our option grant process. Neither Mr. King nor Mr. Edwards told our directors, outside counsel or independent accountants that our stock options were often granted by looking back and taking advantage of past low prices. Instead, both Mr. King and Mr. Edwards attributed the disparity between recorded grant dates and the creation dates of the paperwork attendant to the stock option grants to other factors that did not involve the use of hindsight.
The investigation concluded that the conduct of Mr. King and Mr. Edwards with regard to the misdating of recommendation memoranda as well as their conduct with regard to the May 2006 Form 10-Q violated our Code of Ethics for Senior Financial Officers. As a result the special committee recommended that Mr. King and Mr. Edwards should resign. Effective November 26, 2006 each of Mr. King and Mr. Edwards resigned from all executive management positions with us. Please see Note 23 for a discussion of the terms of their separation.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We concluded that there were accounting errors with respect to a number of stock option grants. In general, these stock options were originally granted with an exercise price equal to the NYSE or NASDAQ closing market price for our common stock on the date set forth on unanimous written consents signed by one or more members of the appropriate Compensation Committees. We originally used the stated date of these consents as the “measurement date” for the purpose of accounting for them under Generally Accepted Accounting Principles (“GAAP”), and as a result recorded no compensation expense in connection with the grants.
We concluded that a number of unanimous written consents were not fully executed or effective on the date set forth on the consents and that using the date stated thereon as the measurement date was incorrect. We determined a revised measurement date for each stock option grant based on the information now available to us. The revised measurement date reflects the date for which there is objective evidence that the required granting actions necessary to approve the grants, in accordance with our corporate governance procedures, were completed. The accounting guidelines we used in determining the correct accounting measurement date for our option grants require clear evidence of final corporate granting action approving the option grants. Therefore, while the internal investigation did not conclude that option grant dates with respect to certain grants had been selected with hindsight, we nevertheless concluded in many cases that the accounting measurement dates for these grants should be adjusted because the final corporate granting action occurred after the original grant date reflected in our unanimous written consents. In cases where the closing market price on the revised measurement date exceeded the NYSE or NASDAQ closing market price on the original measurement date, we have recognized compensation expense equal to this excess over the vesting term of each option, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods ending on or before June 30, 2005. Additionally, beginning July 1, 2005, we recognized compensation expense in accordance with SFAS 123(R) based on the fair value of stock options granted, using the revised measurement dates.
Subsequent to the delivery of the results of the investigation, we, with the approval of our Audit Committee, determined that the cumulative non-cash stock-based compensation expense adjustment and related income tax effects was material. Our decision to restate our financial statements was based on the facts obtained by management and the special committee. We determined that the cumulative, pre-tax, non-cash stock-based compensation expense resulting from revised measurement dates was approximately $51.2 million during the period from our initial public offering in 1994 through June 30, 2006. The corrections relate to options covering approximately 19.4 million shares. Previously reported total revenues were not impacted by our restatement. The impact of the restatement on each year of our previously issued financial statements is more fully disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
Related income tax effects included deferred income tax benefits on the compensation expense, and additional income tax liabilities and estimated penalties and interest related to the application of Internal Revenue Code Section 162(m) and related Treasury Regulations (“Section 162(m)”) to stock-based executive compensation previously deducted, that was no longer deductible as a result of revised measurement dates of certain stock option grants. We also included in our restatements additional income tax liabilities and estimated penalties and interest, with adjustments to additional paid-in capital and income tax expense, related to certain cash and stock-based executive compensation deductions previously taken under Section 162(m), which we believed may be non-deductible as a result of information that has been obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. Through June 30, 2007, we recorded approximately $33.4 million of additional income taxes, estimated penalties and interest related to disallowed Section 162(m) executive compensation deductions resulting from revised measurement dates. At this time, we cannot predict when these Section 162(m) issues will be resolved; however, during fiscal year 2007, we paid approximately $35 million of estimated income taxes, penalties and interest related to Section 162(m) issues in order to reduce future interest that would accrue on the amounts of estimated taxes, penalties and interest. This payment is reflected in cash flows from operating activities at June 30, 2007. During fiscal year 2007, we reversed approximately $6 million of accrued income taxes, penalties and interest associated with

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Section 162(m) issues attributable to factors unrelated to revised measurement dates, which is reflected in the total amount recorded above, as we believe an accrual for these amounts is no longer required.
In December 2006, we amended the exercise price of outstanding stock options of certain current executive officers, other executive officers and former executive officers were amended in order to re-price all or a portion of the respective option grant to the correct accounting measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. We will pay cash payments in the aggregate amount of $2.4 million in accordance with the terms of the amendment, which will be paid in the third quarter of fiscal year 2008 from cash flows from operating activities. Of the $2.4 million cash payment, approximately $0.5 million was expensed in fiscal year 2007, and the balance was charged to Additional Paid-in Capital.
On June 18, 2007, we initiated a tender offer to amend certain options (the “Eligible Options”) to purchase an aggregate of 1,703,650 shares (as amended) of our Class A common stock in order to re-price all or a portion of the respective option grant to the correct accounting measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. The Eligible Options included options that (i) were granted under our 1997 Stock Incentive Plan, as amended; (ii) had exercise prices per share that were less, or may have been less, than the fair market value per share of ACS on the revised measurement dates for such options, as determined by us for accounting and tax purposes; (iii) were unexercised and unvested, either in whole or in part, as of January 1, 2005; (iv) were outstanding as of the expiration time of this tender offer; and (v) were held by individuals who (x) were employed by the Company through the expiration time of this tender offer (other than any executive officer or director) and (y) are subject to income taxation in the United States. Eligible participants could elect to (i) amend Eligible Options to increase the exercise price per share to the fair market value of the Company’s Class A common stock on the respective option’s measurement date and (ii) receive a cash payment equal to the difference between the new exercise price per share of each amended option and the original exercise price per share of such amended option, multiplied by the number of unexercised shares of the Company’s Class A common stock subject to such amended option. This payment will be made on or before the eligible option holder’s first regular payroll date in January 2008. Please see Note 29 for a discussion of the results of the tender offer, as well as our offer to former employees.
Lawsuits Related to Stock Option Grant Practices
Several derivative lawsuits have been filed in connection with our stock option grant practices, generally alleging claims related to breach of fiduciary duty and unjust enrichment by certain of our directors and senior executives. Those cases have been consolidated into three venues as follows:
Dallas County TX State District Court
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
The Huntsinger, Oury, and Anchorage lawsuits were consolidated into one case on June 5, 2006, under the caption In Re Affiliated Computer Services, Inc. Derivative Litigation in the District Court of Dallas County, Texas, 193rd Judicial District (the “Texas State Derivative Action”). On March 26, 2007, plaintiffs filed a Third Amended Consolidated Complaint, which added causes of action related to the announced buy-out transaction as well. On May 1, 2007, ACS and the individual defendants filed a Special Exceptions Motion, on the grounds that plaintiffs’ buy-out claims were not yet ripe for adjudication, and that plaintiffs cannot bring both direct and derivative claims in a single lawsuit. The court has not yet scheduled a hearing

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
date on our Special Exceptions Motion, which seeks to dismiss the buy-out claims.
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
On August 15, 2006, plaintiff filed a First Amended Complaint. The First Amended Complaint added Lynn R. Blodgett, David W. Black, Henry Hortenstine, Peter A. Bracken, William L. Deckelman, Jr., Warren Edwards, John M. Brophy, John Rexford, Dennis McCuistion, J. Livingston Kosberg and Clifford M. Kendall. On April 5, 2007, plaintiff Brandin filed a Motion for Summary Judgment against Darwin Deason, Jeffrey Rich and Mark King. Each of the parties has filed their respective briefs and a hearing date on the Motion for Summary Judgment has been scheduled for October 30, 2007.
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
The Alaska Electrical and Lunceford cases were consolidated into one case on August 1, 2006, under the caption In Re Affiliated Computer Services Federal Derivative Litigation, in the United States District Court for the Northern District of Texas, Master File No 3:06-CV-1110-M (the “Texas Federal Derivative Action”). On April 5, 2007, the plaintiffs filed a Second Amended Complaint, adding causes of action related to the announced buy-out transaction as well. On June 4, 2007, ACS and the individual defendants filed a Motion to Dismiss the Second Amended Complaint, on the grounds that the buy-out claims were not yet ripe for adjudication. On August 1, 2007, the federal judge dismissed the buy-out related causes of action, and dismissed the Section 16(b) claims against Jeff Rich and Mark King, (which had formerly been filed in the Delaware U.S. District Court as the Strauss case, and had been transferred to this court in June, 2007). The federal judge also dismissed the SEC Rule 10(b)5 cause of action against William L. Deckelman, Jr., based on plaintiffs’ failure to state a claim against Mr. Deckelman. Defendant David Black was also dismissed from this case by the plaintiffs.
Based on the same set of facts as alleged in the above cases, two lawsuits were filed under the Employee Retirement Income Security Act (“ERISA”) alleging breach of ERISA fiduciary duties by the directors and officers as well as the ACS Benefits Administrative Committee, in connection with the retention of ACS common stock as an investment option in the ACS Savings Plan, and by causing the ACS Savings Plan to invest in ACS stock in light of the alleged stock option issues, as follows:
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Rich, Mark A. King, Darwin Deason, Joseph P. O’Neill and J. Livingston Kosberg, United States District Court for the Northern District of Texas, Dallas Division, Case No. 306-CV-02379-M.
On February 12, 2007, the Simeon case and the Burke case were consolidated into one case, under the caption, In re Affiliated Computer Systems [sic] ERISA Litigation, Master File No. 3:06-CV-1592-M. Plaintiffs in the consolidated action filed a Consolidated Amended Class Action Complaint on March 21, 2007. The Consolidated Amended Class Action Complaint added Lynn Blodgett, Dennis McCuistion, Warren Edwards, John Rexford, and John M. Brophy as defendants. On April 6, 2007, the Court issued an order staying this case for 180 days, or until either party requests that the stay be lifted, whichever occurs first, (i.e., by October 6, 2007). If the stay is lifted, ACS will have thirty (30) days to answer or otherwise respond to the Consolidated Complaint.
All of the cases described above are being vigorously defended. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any.
Litigation arising from buy-out offer
Several lawsuits have been filed in connection with the announced buyout transaction, generally alleging claims related to breach of fiduciary duty, and seeking class action status. The plaintiffs in each case purport to be ACS stockholders bringing a class action on behalf of all of our public stockholders. Each plaintiff alleges that the proposal (“Proposal”) presented to us by Darwin Deason and Cerberus on March 20, 2007, to acquire our outstanding stock, is unfair to shareholders, because the consideration offered in the Proposal is alleged to be inadequate and to have resulted from an unfair process.
In the Delaware Chancery Court, six cases were filed, as follows:
•	Momentum Partners v. Darwin Deason, Lynn R. Blodgett, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Robert B. Holland, Dennis McCuistion, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2814-VCL, filed on March 20, 2007.

•	Mark Levy v. Darwin Deason, Lynn Blodgett, John Rexford, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Dennis McCuistion, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2816-VCL, filed on March 21, 2007.

•	St. Clair Shores Police and Fire Retirement System v. Darwin Deason, Lynn Blodgett, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Dennis McCuistion, Robert B. Holland, Cerberus Capital Management, L.P., Citigroup Global Markets Inc., and Affiliated Computer Services, Inc., Civil Action No. 2821-VCL, in the Court of Chancery of the State of Delaware in and for New Castle County, filed on March 22, 2007.

•	Louisiana Municipal Police Employees’ Retirement System v. Darwin Deason, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Dennis McCuistion, Robert B. Holland, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2839-VCL, in the Court of Chancery of the State of Delaware in and for New Castle County, filed on March 26, 2007.

•	Edward R. Koller v. Darwin Deason, Frank A. Rossi, J. Livingston Kosberg, Robert B. Holland, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2908-VCL, in the Court of Chancery of the State of Delaware in and for New Castle County, filed on April 20, 2007.

•	Suzanne Sweeney Living Trust v. Darwin Deason, Lynn R. Blodgett, John H. Rexford, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Dennis McCuistion, Robert B. Holland, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2915-VCL, in the Court of Chancery of the State of Delaware in and for New Castle County, filed on April 24, 2007.
On May 4, 2007, each of the six Delaware buy-out cases was consolidated into one case, pending in the Delaware Chancery Court, entitled In Re Affiliated Computer Services, Inc. Shareholder Litigation, Civil Action No. 2821-VCL. A Consolidated Complaint has not yet been filed by the plaintiffs.
In the Texas State Court, two stand-alone buy-out cases were filed, as follows:

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In addition, in the TX State Court Consolidated stock option derivative case, on March 26, 2007, plaintiffs filed a Third Amended Consolidated Complaint, adding causes of action related to the announced buy-out transaction as well. On May 1, 2007, ACS and the individual defendants filed a Special Exceptions Motion, on the grounds that plaintiffs’ buy-out claims were not yet ripe for adjudication, i.e., no claim related to the Proposal can properly be the subject of litigation, because the Proposal has not been accepted or recommended by either the Company or by the Special Committee formed to evaluate the Proposal and strategic alternatives to the Proposal, and that plaintiffs cannot bring both direct and derivative claims in a single lawsuit. The Third Amended Petition also alleges claims of breach of fiduciary duty premised upon an allegation that our assets and information were misappropriated by Mr. Deason and Cerberus in order to facilitate their preparation of the Proposal, and that the Proposal represents an attempt to extinguish the derivative claims related to stock option practices by eliminating the standing of the plaintiff stockholders to pursue those claims. The Third Amended Petition also suggests that the consideration offered to stockholders in the Proposal is inadequate and seeks to enjoin consummation of the Proposal. The court has not yet scheduled a hearing date on our Special Exceptions Motion, which seeks to dismiss the buy-out claims.
Also, on March 29, 2007, the two stand-alone buy-out cases pending in the TX State District Court were consolidated into the TX State Court Consolidated stock option derivative case.
In the Texas Federal Court Consolidated stock option derivative case, on April 5, 2007, the plaintiffs filed a Second Amended Complaint, adding causes of action related to the announced buy-out transaction as well, and adding as defendants, Clifford Kendall, David Black, Henry Hortenstine, Peter A. Bracken, William Deckelman, Jr., PriceWaterhouseCoopers LLP, and Cerberus Capital Management LP. Like the Third Amended Petition in the Texas State Court Derivative Action, the Second Amended Complaint in the Texas Federal Court Derivative Action challenged both the process through which the Proposal was generated, and the substance of the Proposal. On June 4, 2007, ACS and the individual defendants filed a Motion to Dismiss the Second Amended Complaint, on the grounds that the buy-out claims were not yet ripe for adjudication, i.e., no claim related to the Proposal can properly be the subject of litigation, because the Proposal has not been accepted or recommended by either the Company or by the Special Committee formed to evaluate the Proposal and strategic alternatives to the Proposal. On August 1, 2007, the federal judge dismissed the buy-out related causes of action. The federal judge also dismissed the SEC Rule 10(b)5 cause of action against defendant William Deckelman, Jr., based on plaintiff’s failure to state a claim against Mr. Deckelman. Defendant David Black was also dismissed from this case by the plaintiffs.
The Proposal has not been recommended or accepted by ACS, or by the Special Committee formed to evaluate the Proposal and strategic alternatives to the Proposal. Accordingly, we do not believe that the claims raised in the cases related to the Proposal state a live controversy, nor have any merit, and we intend to vigorously defend those claims in each lawsuit.
Declaratory Action with Respect to Alleged Default and Purported Acceleration of our Senior Notes and Amendment, Consent and Waiver for our Credit Facility
Please see Note 12 for a discussion of the Alleged Default and Purported Acceleration of our Senior Notes and waivers, amendments, and consents obtained for our Credit Facility.
Investigation Regarding Photo Enforcement Contract in Edmonton, Alberta, Canada
We and one of our Canadian subsidiaries, ACS Public Sector Solutions, Inc., received a summons issued February 15, 2006 by the Alberta Department of Justice, requiring us and our subsidiary to answer a charge of a violation of a Canadian federal law which prohibits giving, offering or agreeing to give or offer any reward, advantage or benefit as consideration for receiving any favor in connection with a business relationship. The charge covers the period from January 1, 1998 through June 4, 2004, and references the involvement of two Edmonton police officers. The two officers were separately charged for violation of this law. The alleged violation relates to the subsidiary’s contract with the City of Edmonton for red-light camera photo-enforcement

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
services. We acquired this subsidiary and contract from Lockheed Martin Corporation in August 2001, when we acquired Lockheed Martin IMS Corporation. The contract currently is on a month-to-month term with revenues of approximately $2.3 million, $2.3 million and $2 million (U.S. dollars) in fiscal years 2007, 2006 and 2005, respectively. A renewal contract had been awarded to our subsidiary in 2004 on a sole source basis, but this renewal award was rescinded by the City of Edmonton and a subsequent request for proposals for an expanded photo enforcement contract was issued in September 2004. Prior to announcement of any award, however, the City of Edmonton suspended this procurement process, pending the completion of the investigation by the Royal Canadian Mounted Police, which led to the February 15, 2006 summons. We conducted an internal investigation of this matter, and based on our findings from our internal investigation, we believe that our subsidiary has sustainable defenses to the charge. We notified the U.S. Department of Justice and the U.S. Securities and Exchange Commission upon our receipt of the summons and continue to periodically report the status of this matter to them.
On October 31, 2006, legal counsel to the Alberta government withdrew the charge against ACS. On June 8, 2007, the Alberta government withdrew the original charges against the two police officers, and informed the court it would proceed against them on the lesser charge of “breach of public trust and fraud on the government.” On June 27, 2007, the Alberta government also withdrew the original charge against our subsidiary, and informed the court that it would proceed against our subsidiary on the lesser charge of “aiding and abetting a breach of public trust and fraud on the government.” On August 8, 2007, the Alberta government dismissed all charges against one of the police officers. A preliminary hearing on this matter has been scheduled for September 10, 2007. We are unable to express an opinion as to the likely outcome of this matter at this time. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.
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
Investigation Regarding Certain Child Support Payment Processing Contracts
Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. We believe that the inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio but may also extend to the conduct of ACS SLS and Tier with respect to the bidding process for child support contracts in certain other states. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $45.2 million, $45.6 million and $43.5 million for fiscal years 2007, 2006 and 2005, respectively, representing approximately 0.8%, 0.9% and 1% of our revenues for fiscal years 2007, 2006 and 2005, respectively. Our teaming arrangement with Tier also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the Securities and Exchange Commission, we understand that on November 20, 2003, the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). In May 2006, we were advised that one of our current employees, (who has not been active in our government business segment since June 2005), and one former employee of ACS SLS, both of whom held senior management positions in the subsidiary during the period in question, received target letters from the DOJ related to this inquiry. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We are unable to express an opinion as to the likely outcome of this matter at this time. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.
Investigation regarding Florida Workforce Contracts
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. Our total revenue generated from the Florida workforce services amounts to approximately 0.4% and 0.9% of our revenues for fiscal years 2006 and 2005, respectively. We had no revenue related to this contract in fiscal year 2007. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena related to a workforce contract in Pinellas County, Florida, for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003, with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing to cooperate with the DOJ and DOL in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any. During the second quarter of fiscal year 2006, we completed the divestiture of substantially all of our welfare-to-workforce business (please see Note 6 for further information). However, we retained the liabilities for this business which arose from activities prior to the date of closing, including the contingent liabilities discussed above.
On January 3, 2003, a Complaint was filed under seal in the United States District Court, Middle District of Florida, Tampa Division, by a former Pinellas County, Florida Assistant County Administrator under the “Qui Tam” provisions of the False Claims Act. On October 23, 2006, the United States filed a notice with the court that it would not intervene in the Complaint. The court then entered an order to unseal the Complaint and, we were subsequently served with the Complaint. The allegations in this Complaint arise from the workforce contract in Pinellas County, Florida, that is the subject of the grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL (as discussed above). We intend to vigorously defend this case. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any.
Other
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2007, outstanding surety bonds of $524 million and $90.9 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $22.3 million of letters of credit and $1.8 million of surety bonds secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In fiscal year 2006, we purchased approximately $17.3 million of U.S. Treasury Notes in conjunction with a contract in our Government segment, and pledged them in accordance with the terms of the contract to secure our performance. The U.S. Treasury Notes are accounted for as held to maturity pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and reflected in other assets in our Consolidated Balance Sheets.
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During fiscal years 2007, 2006 and 2005, we made contingent consideration payments of $25.4 million, $9.8 million and $17 million, respectively, related to acquisitions completed in prior years. As of June 30, 2007, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $90.6 million of which $21 million has been earned as of June 30, 2007. The $21 million was accrued as of June 30, 2007 and is expected to be paid during the first half of fiscal year 2008. Any such payments primarily result in a corresponding increase in goodwill.
We indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our federal business to Lockheed Martin Corporation in fiscal year 2004. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of June 30, 2007, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2007, we serviced a FFEL portfolio of approximately 2.2 million loans with an outstanding principal balance of approximately $32.5 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and then we repackage the loans for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2007, other accrued liabilities include reserves which we believe to be adequate.
In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). There was a protest of the contract award; however, DHHS requested that we commence performance under the contract. One of the parties protesting the contract has continued to seek administrative and legal relief to set aside the contract award. However, we continued our performance of the contract at the request of DHHS. On June 12, 2006, we reported that contract issues had arisen and each of ACS and DHHS alleged that the other party has breached the contract. The parties entered into a series of standstill agreements in order to permit discussion of their respective issues regarding the contract and whether the contract would be continued or terminated. On July 14, 2006, the DHHS sent us a letter notifying us of the termination of the contract. We filed in the General Court of Justice, Superior Court Division, in Wake County, North Carolina, a complaint and motion to preserve records related to the contract. Subsequent to the filing of the complaint, North Carolina produced records and represented to the Court that all records had been produced, after which the complaint was dismissed. In a letter dated August 1, 2006, DHHS notified us of its position that the value of reductions in compensation assessable against the compensation otherwise due to us under the contract is approximately $33 million. On August 14, 2006, we provided a detailed response to that August 1, 2006 letter contending that there should be no reductions in compensation owed to us. Also, on August 14, 2006 and in accordance with the contract, we submitted our Termination Claim to DHHS seeking additional compensation of approximately $27.1 million. On January 22, 2007, we filed a complaint in the General Court of Justice, Superior Court Division, in Wake County, North Carolina against DHHS and the Secretary of DHHS seeking to recover damages in excess of $40 million that we have suffered as the result of actions of DHHS and its Secretary. Our claim was based on breach of contract; breach of implied covenant of good faith and fair dealing; breach of warranty; and misappropriation of our trade secrets. In the complaint we also requested the court to grant a declaratory judgment that we were not in default under the contract; and a permanent injunction against the State from using our proprietary materials and disclosing our proprietary material to third parties. During the fourth quarter of fiscal year 2006, we recorded a charge of approximately $4.0 million, of which $3.9 million was charged to revenue, related to our assessment of realization of amounts previously recognized for the North Carolina MMIS contract.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 22, 2007, we settled all issues with DHHS. Pursuant to the settlement, DHHS rescinded its June 6, 2006 notice of intent to terminate the NCMMIS contract and its July 14, 2006 notice of termination and the parties agreed to a mutual termination of the contract. We agreed, as part of the settlement, to license to DHHS certain work product we produced in connection with the NCMMIS contract and DHHS has agreed to pay us the aggregate amount of $10.5 million in four installments beginning on or before March 31, 2007 and ending on or before June 30, 2008. We recognized $3.4 million in revenue in the third quarter of fiscal year 2007 related to this settlement. In addition, we have entered into several new contracts, with terms of two years, to provide new services to DHHS and will be compensated based on achieving certain levels of cost savings.
In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.
22. CONTRACT WITH THE DEPARTMENT OF EDUCATION
We have provided loan servicing for the Department of Education’s (the “Department”) Direct Student Loan program for over ten years. In 2003, the Department conducted a competitive procurement for its “Common Services for Borrowers” initiative (“CSB”). CSB was a modernization initiative which integrated a number of student loan processing services for the Department, allowing the Department to increase loan servicing quality while saving overall program costs. In November 2003, the Department awarded us the CSB contract. Under this contract we provide comprehensive loan servicing, consolidation loan processing, debt collection services on delinquent accounts, IT infrastructure operations and support, maintenance and development of information systems, and portfolio management services for the Department of Education’s Direct Student Loan program. The CSB contract has a 5-year base term which began in January 2004 and provides the Department of Education five one-year options to extend after the base term. Annual revenues from this contract represent approximately 4% of our fiscal year 2007 revenues.
In May 2007, we and the Department agreed to cease development of certain software contemplated under the CSB contract. At that time, we had implemented approximately $39 million of internally developed software into the current production system. As a result of the decision to cease development, we recorded a non-cash impairment charge of approximately $76.4 million (approximately $48.3 million, net of income tax) related to in-process capitalized development costs.
23. DEPARTURE OF EXECUTIVE OFFICERS
On November 26, 2006, Mark A. King resigned as our President, Chief Executive Officer and as a director. In connection therewith, on November 26, 2006 we and Mr. King entered into a separation agreement (the “King Agreement”). The King Agreement provided, among other things, that Mr. King remain with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the King Agreement, all unvested stock options held by Mr. King have been terminated as of November 26, 2006, excluding options that would have otherwise vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. King does not materially breach certain specified provisions of the King Agreement. In accordance with the King Agreement, the exercise price of Mr. King’s vested stock options were increased to an amount equal to the fair market value of the stock on the correct accounting measurement date as determined in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006 and the exercise price of certain vested options were further increased by the amount by which the aggregate exercise price of stock options previously exercised by Mr. King would have been increased had the stock options not been previously exercised. Mr. King’s vested options, if unexercised, will expire no later than June 30, 2008. The King Agreement also subjects Mr. King to non-competition and non-solicitation covenants until December 31, 2009. In addition, the King Agreement provides that Mr. King’s severance agreement with us is terminated, Mr. King’s salary was reduced during the transition period and Mr. King was not eligible to participate in our bonus plans, and Mr. King will be eligible to receive certain of our provided health benefits through December 31, 2009, the estimated cost of which is not material.
On November 26, 2006, Warren D. Edwards resigned as our Executive Vice President and Chief Financial Officer. In connection therewith, on November 26, 2006 we and Mr. Edwards entered into a separation agreement (the “Edwards Agreement”). The Edwards Agreement provided, among other things, that Mr. Edwards remain with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the Edwards Agreement, all unvested stock options held by Mr. Edwards have been terminated as of November 26, 2006, excluding options that would have otherwise

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. Edwards does not materially breach certain specified provisions of the Edwards Agreement. In accordance with the Edwards Agreement the exercise price of Mr. Edwards’ vested stock options were increased to an amount equal to the fair market value of the stock on the correct accounting measurement date as determined in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006. Mr. Edwards’ vested options, if unexercised, will expire no later than June 30, 2008. The Edwards Agreement also subjects Mr. Edwards to non-competition and non-solicitation covenants until December 31, 2009. In addition, the Edwards Agreement provides that Mr. Edwards’ severance agreement with us is terminated, Mr. Edwards’ salary was reduced during the transition period and Mr. Edwards was not eligible to participate in our bonus plans, and Mr. Edwards will be eligible to receive certain of our provided health benefits through December 31, 2009, the estimated cost of which is not material.
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
In connection with the departure of Mr. Rich, we entered into an agreement with Rich Capital LLC, an M&A advisory firm owned by Mr. Rich. The agreement is for two years, during which time we will pay a total of $0.5 million for M&A advisory services, payable in equal quarterly installments. We paid $63 thousand to his M&A advisory firm related to this agreement through June 30, 2006. However, we have currently suspended payment under this agreement pending a determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich. No payments were made related to this agreement in fiscal year 2007.
24. RELATED PARTY TRANSACTIONS
Please see Note 3 for a discussion of the proposal received from our Chairman, Darwin Deason, and Cerberus to acquire all of the outstanding shares of the Company.
Prior to 2002 we had guaranteed $11.5 million of certain loan obligations owed to Citicorp USA, Inc. by DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). Our Chairman owned a majority interest in DDH. In consideration for that guaranty, we had access to corporate aircraft at favorable rates. In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. As partial consideration for the release of our corporate guaranty, we agreed to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. In the second quarter of fiscal year 2007, we were notified by DDH of their intent to wind down operations; therefore, we recorded a charge of $0.6 million related to the unused prepaid charter flights. We made no payments to DDH during fiscal years 2007, 2006 and 2005. Previously, we reported that we anticipated that the administrative services we are providing to DDH would cease prior to June 30, 2007 as a result of the wind down of the DDH operations. Because of continuing activities

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
related to the wind down of operations, the administrative services we are providing to DDH will continue until the wind down is complete.
During fiscal years 2007, 2006 and 2005, we purchased approximately $5.8 million, $8.8 million and $9.0 million, respectively, of office products and printing services from Prestige Business Solutions, Inc., a supplier owned by the daughter-in-law of our Chairman, Darwin Deason. These products and services were purchased on a competitive bid basis in substantially all cases. We believe this relationship has allowed us to obtain these products and services at quality levels and costs more favorable than would have been available through alternative market sources.
As discussed in Note 23 and in connection with the departure of Jeffrey A. Rich, our former Chief Executive Officer, in June 2006, we entered into an agreement with Rich Capital LLC, an M&A advisory firm owned by Mr. Rich. The agreement is for two years, during which time we will pay a total of $0.5 million for M&A advisory services, payable in equal quarterly installments. We paid approximately $63 thousand related to this agreement through June 30, 2006. However, we have currently suspended payment under this agreement pending a determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich. No payments were made related to this agreement in fiscal year 2007.
25. SEGMENT INFORMATION
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
Approximately 93%, 95% and 97% of our consolidated revenues for fiscal years 2007, 2006 and 2005, respectively, were derived from domestic clients. Our relationship with the Department of Education is our largest contract and represents approximately 4%, 4% and 5% of consolidated revenues for fiscal years 2007, 2006 and 2005, respectively. Other than the Department of Education, no single customer exceeded 5% of our revenues.
The accounting policies of each segment are the same as those described in the summary of significant accounting policies (please see Note 1).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the results of the segments consistent with our management system (in thousands):

	Commercial	Government	Corporate (c)	Consolidated
Fiscal year 2007
Revenues (a)	$3,436,501	$2,335,978	$—	$5,772,479
Operating expenses (excluding impairment charge and depreciation and amortization)	2,842,147	1,822,404	148,367	4,812,918
Software impairment charge	—	76,407	—	76,407
Depreciation and amortization expense	250,760	93,951	1,488	346,199

Operating income (loss)	$343,594	$343,216	$(149,855)	$536,955

Total assets	$3,187,763	$2,588,033	$206,633	$5,982,429

Capital expenditures, net	$205,744	$109,390	$1,709	$316,843

Fiscal year 2006
Revenues (a)	$3,167,630	$2,186,031	$—	$5,353,661
Operating expenses (excluding gain on sale of business and depreciation and amortization)	2,657,353	1,708,548	113,531	4,479,432
Gain on sale of business	—	(32,907)	—	(32,907)
Depreciation and amortization expense	195,621	92,671	1,560	289,852

Operating income (loss)	$314,656	$417,719	$(115,091)	$617,284

Total assets	$2,940,693	$2,529,021	$32,723	$5,502,437

Capital expenditures, net (b)	$250,531	$145,999	$(2,063)	$394,467

Fiscal year 2005
Revenues (a)	$2,175,087	$2,176,072	$—	$4,351,159
Operating expenses (excluding depreciation and amortization)	1,727,358	1,682,001	61,537	3,470,896
Depreciation and amortization expense	145,859	85,016	1,904	232,779

Operating income (loss)	$301,870	$409,055	$(63,441)	$647,484

Total assets	$2,608,617	$2,160,297	$81,924	$4,850,838

Capital expenditures, net	$149,406	$102,560	$1,265	$253,231

(a)	Revenues in our Government segment for fiscal years 2007, 2006 and 2005 include revenues from operations divested through June 30, 2007 of $0.9 million, $104.5 million and $218.6 million, respectively.

(b)	Fiscal year 2006 corporate capital expenditures, net includes proceeds of $3.4 million related to the sale of the corporate aircraft.

(c)	Corporate segment operating expenses include $28.5 million ($18.2 million, net of income tax), $35 million ($22.9 million, net of income tax) and $6.1 million ($3.9 million, net of income tax) of stock-based compensation expense in fiscal years 2007, 2006 and 2005, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26. REVENUES BY SERVICE LINE
Our revenues by service line over the past three years are shown in the following table (in thousands):

	Fiscal year ended June 30,
	2007	2006	2005
Business process outsourcing (1)	$4,322,164	$3,996,558	$3,237,981
Information technology services	1,013,801	971,832	858,639
Systems integration services (2)	436,514	385,271	254,539

Total	$5,772,479	$5,353,661	$4,351,159

(1)	Includes $0.9 million, $104.2 million and $218 million of revenues for fiscal years 2007, 2006 and 2005, respectively, from operations divested through June 30, 2007.

(2)	Includes $0.3 million and $0.6 million of revenues for fiscal years 2006 and 2005, respectively, from operations divested through June 30, 2007.
27. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     (In thousands, except per share amounts)

	June 30,	March 31,	December 31,	September 30,
Fiscal Year 2007	2007	2007	2006	2006
Revenues	$1,519,734	$1,440,546	$1,426,761	$1,385,438
Operating income	$83,178	$162,591	$150,328	$140,858
Net income	$37,574	$82,059	$72,074	$61,383

Earnings per share – basic	$0.38	$0.83	$0.73	$0.59
Weighted average shares outstanding	99,378	98,945	98,914	103,452

Earnings per share – diluted	$0.37	$0.82	$0.72	$0.59
Weighted average shares outstanding — diluted	101,039	100,300	100,152	104,761

	June 30,	March 31,	December 31,	September 30,
Fiscal Year 2006	2006	2006	2005	2005
Revenues	$1,380,702	$1,314,455	$1,347,587	$1,310,917
Operating income	$149,798	$137,867	$175,422	$154,197
Net income	$86,061	$77,000	$102,370	$93,375

Earnings per share – basic	$0.73	$0.62	$0.82	$0.74
Weighted average shares outstanding	118,131	124,347	124,849	125,429

Earnings per share — diluted	$0.72	$0.61	$0.81	$0.73
Weighted average shares outstanding — diluted	119,484	126,381	126,926	127,286

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
28. NEW ACCOUNTING PRONOUNCEMENTS
On June 30, 2007, we adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This Statement requires recognition of the funded status of a defined benefit plan in the statement of financial position as an asset or liability if the plan is overfunded or underfunded, respectively. Changes in the funded status of a plan are required to be recognized in the year in which the changes occur, and reported in comprehensive income as a separate component of stockholders’ equity. Further, certain gains and losses that were not previously recognized in the financial statements are required to be reported in comprehensive income, and certain disclosure requirements were changed. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year end. There was no change to our June 30 measurement date as a result of the adoption of SFAS 158. Adoption of SFAS 158 resulted in an increase to accumulated other comprehensive income (loss), net of approximately $2.4 million, net of $1.0 million deferred income tax.
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
In September 2006, the SEC released SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006. The adoption of this standard did not have a material impact on our financial condition, results of operation or liquidity.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 must be adopted by the Company as of July 1, 2007 and reported in the financial statements for the period ended September 30, 2007. Consequently, we are currently assessing the impact of FIN 48 and have not yet determined the impact this interpretation will have on our consolidated financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. We have not yet determined the impact, if any, that SFAS 159 will have on our financial position or results of operations.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
29. SUBSEQUENT EVENTS
Stock option repricing
As discussed in Note 21, on June 18, 2007, we initiated a tender offer to amend certain options to purchase an aggregate of 1,703,650 shares (as amended) of our Class A common stock. The tender offer expired on July 17, 2007. Pursuant to the offer, we accepted for amendment options to purchase 1,696,650 shares of our Class A common stock, which represented 99.6% of the shares of our Class A common stock subject to all Eligible Options. We will pay cash payments in the aggregate amount of $4.0 million in accordance with the terms of the tender offer, which will be paid in the third quarter of fiscal year 2008 from cash flows from operating activities. Of the $4.0 million cash payment, we anticipate that approximately $1.3 million will be expensed and the balance will be charged to Additional Paid-in Capital in the first quarter of fiscal year 2008.
In July 2007, we notified former employees with vested, unexercised and outstanding options which had exercise prices per share that were less, or may have been less, than the fair market value per share of ACS on the revised measurement dates for such options, as determined by us for accounting and tax purposes, that we will pay them the additional 20% income tax imposed by Section 409A based on the excess, if any, of the fair market value of our Class A common stock (up to $62 per share) on the date a triggering event occurs or condition exists that under Section 409A results in the excess being recognized and reported as income on the former employee’s W-2 and the exercise price of the affected option (reduced by any gain that had become subject to tax in a prior year because of an earlier triggering event). We anticipate that these income tax reimbursements will be up to approximately $1.9 million based on the current fair market value of our Class A common stock on the exercise date and will be paid from cash flows from operating activities as the triggering event occurs for each option holder, beginning in the third quarter of fiscal year 2008. In the first quarter of fiscal year 2008, we will accrue the estimated charge related to these income tax reimbursements based on the current fair market value of our Class A common stock and adjust the accrual each quarter until the options are exercised.
Potential sale of the Company
On August 10, 2007, we announced the suspension of the Exclusivity Agreement between Darwin Deason and Cerberus expired at 11:59 p.m. on August 9, 2007. The Exclusivity Agreement is now in effect and is scheduled to expire on November 14, 2007.
However, in light of the current conditions of the credit markets, the Special Committee is in discussions with Cerberus and Mr. Deason regarding an extension of the suspension of the Exclusivity Agreement. In addition, the Special Committee is continuing to have discussions with respect to strategic alternatives. There can be no assurance of any particular outcome.
Stock option grants
During the December 9, 2006 Compensation Committee meeting, it was recognized that the grants made to Mr. Blodgett and Mr. Rexford were for a number of shares that were less than the number of shares that would have been normally granted to a new CEO and new CFO because of the limited number of options remaining available under the 1997 Stock Incentive Plan. The Compensation Committee noted that it should consider a future grant to supplement the number of options made in the earlier grant so that the aggregate number of shares granted to Mr. Blodgett and Mr. Rexford would be equal to the number that would normally be granted to a “new” CEO and “new” CFO. To accomplish this purpose, at a meeting on July 2, 2007, the Committee approved option grants (the “Grants”) to Lynn Blodgett to purchase 60,000 shares of the Company’s Class A Common Stock under the 2007 Equity Incentive Plan and to John Rexford to purchase 25,000 shares of the Company’s Class A Common Stock under the 2007 Equity Incentive Plan, subject to the waiver of the Stock Option Grant Policy by the Board of Directors, which occurred on July 9, 2007 and on which date the Grants became effective.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were operating effectively as of June 30, 2007.
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
As discussed in Note 4 to the Consolidated Financial Statements, in July 2006 we acquired Primax Recoveries, Inc. (“Primax”). We have excluded the Primax business from the scope of our assessment of our internal control over financial reporting as of June 30, 2007. The Primax business’ total revenues and total assets represent 0.8% and 1%, respectively of the related consolidated financial statement amounts as of and for the year ended June 30, 2007.
Also as discussed in Note 4 to the Consolidated Financial Statements, in October 2006, we completed the acquisition of Systech Integrators, Inc. (“Systech”). We have excluded the Systech business from the scope of our assessment of our internal control over financial reporting as of June 30, 2007. The Systech business’ total revenues and total assets represent 0.8% and 1.3%, respectively of the related consolidated financial statement amounts as of and for the year ended June 30, 2007.
Management has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2007 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission . Based on this evaluation, management has concluded that, as of June 30, 2007, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of June 30, 2007, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Their report appears under Item 8.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ending June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Notes to our Consolidated Financial Statements
(b)	Exhibits
Reference is made to the Index to Exhibits beginning on page 123 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized representative.

Affiliated Computer Services, Inc.

Date: August 29, 2007

	By:	/s/ John H. Rexford John H. Rexford
Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of August 2007.

Signature	Title

/s/ Darwin Deason (Darwin Deason)	Director, Chairman of the Board

/s/ Lynn R. Blodgett (Lynn R. Blodgett)	Director, President and Chief Executive Officer

/s/ John H. Rexford (John H. Rexford)	Director, Executive Vice President and Chief Financial Officer

/s/ Laura Rossi (Laura Rossi)	Senior Vice President, Corporate Controller and Interim Chief Accounting Officer

/s/ J. Livingston Kosberg (J. Livingston Kosberg)	Director

/s/ Joseph P. O’Neill (Joseph P. O’Neill)	Director

/s/ Frank A. Rossi (Frank A. Rossi)	Director

/s/ Dennis McCuistion (Dennis McCuistion)	Director

/s/ Robert B. Holland, III (Robert B. Holland, III)	Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
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

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Name
Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.8		Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.9		Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

9.1
Voting Agreement dated February 9, 2006 by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 9.1 to our Quarterly Report on Form 10-Q filed February 9, 2006 and incorporated herein by reference).

10.1	†
Amended Stock Option Plan of the Company (filed as Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-1, filed July 15, 1994, File No. 33-79394 and incorporated herein by reference).

10.2	†	1997 Stock Incentive Plan of the Company (filed as Appendix D to our Joint Proxy Statement on Schedule 14A, filed November 14, 1997 and incorporated herein by reference).

10.3	†
Amendment No.1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004 (filed as Exhibit 4.6 to our Registration Statement on Form S-8, filed December 6, 2005 and incorporated herein by reference).

10.4	†	2007 Equity Incentive Plan of the Company (filed as Appendix C to our Proxy Statement on Schedule 14A, filed April 30, 2007 and incorporated herein by reference).

10.5	†
Form of Directors Indemnification Agreement (filed as Exhibit 10.20 to Amendment No. 3 to our Registration Statement on Form S-1, filed August 23, 1994, File No. 33-79394 and incorporated herein by reference).

10.6	†
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

10.7	†
Form of Amendment No. 1 to Severance Agreement, each dated as of February 2, 2005, by and between Affiliated Computer Services, Inc. and each of Mark A. King, Warren D. Edwards, Lynn Blodgett, Harvey Braswell, John Brophy and William L. Deckelman, Jr. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 8, 2005 and incorporated herein by reference).

10.8	†
Severance Agreement, dated as of February 2, 2005, by and between Affiliated Computer Services, Inc. and John Rexford (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed February 8, 2005 and incorporated herein by reference).

10.9	†
Amendment No. 2 to Severance Agreement, dated as of April 30, 2007, by and between Affiliated Computer Services, Inc. and John H. Rexford (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed May 2, 2007 and incorporated herein by reference).

10.10	†
Severance Agreement, dated as of June 13, 2005, by and between Affiliated Computer Services, Inc. and Tom Burlin (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 16, 2005 and incorporated herein by reference).

10.11	†
Supplemental Executive Retirement Agreement, dated as of December 15, 1998, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed September 29, 1999 and incorporated herein by reference).

10.12	†
Amendment to Supplemental Executive Retirement Agreement, dated as of November 13, 2003, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Name
10.13	†
Amendment No. 2 to Supplemental Executive Retirement Agreement, dated as of June 30, 2005, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2005 and incorporated herein by reference).

10.14	†
Employment Agreement, dated February 16, 1999 between the Company and Darwin Deason (filed as Exhibit 10(iii)(A) to our Quarterly Report on Form 10-Q, filed May 17, 1999 and incorporated herein by reference).

10.15	†
Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2004 and incorporated herein by reference).

10.16
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

10.17
Guaranty, dated as of October 27, 2004, by Affiliated Computer Services, Inc. for the benefit of JPMorgan Chase Bank, as Administrative Agent for the benefit of the Lender Parties (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed October 29, 2004 and incorporated herein by reference).

10.18	†
Affiliated Computer Services, Inc. Executive Benefit Plan, effective as of January 1, 2002, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.19	†	Summary of Independent Director Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed August 29, 2005 and incorporated herein by reference).

10.20	†	Form of Stock Option Agreement (filed as Exhibit 10.17 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.21	†	Form of Stock Option Agreement (UK grant) (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.22	†	Named Executive Officer Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed September 14, 2005 and incorporated herein by reference).

10.23	†	Named Executive Officer Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).

10.24	†
Agreement, dated as of September 30, 2005, between Affiliated Computer Services, Inc. and Jeffrey A. Rich (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).

10.25
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

10.26
Amendment No. 1 to Credit Agreement dated as of March 30, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.24 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.27
Amendment No. 2 to Credit Agreement dated as of July 6, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.28		Amendment No. 3, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services,

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Name

Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September 28, 2006 and incorporated herein by reference).

10.29
Amendment No. 4, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 22, 2006 and incorporated herein by reference).

10.30
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

10.33
Agreement and Deed of the Creation of a First Ranking Right of Pledge of Shares in Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.5 on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.34
Agreement and Deed of the Creation of a First Ranking Right of Pledge of Receivables of Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.35	†	Form of Stock Option Agreement (Switzerland, Canton of Fribourg) (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed May 15, 2006 and incorporated herein by reference).

10.36	†
Form of Stock Option Agreement (Switzerland, Cantons of Aargau, Basel-Landschaft, Bern & Zurich) (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed May 15, 2006 and incorporated herein by reference).

10.37	†	1997 Stock Incentive Plan for Employees in France (filed as Exhibit 10.35 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.38	†	Form of Stock Option Agreement (France) (filed as Exhibit 10.36 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.39
Affirmation of Liens and Guaranties, dated as of July 6, 2006, by and among Affiliated Computer Services, Inc. and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.40
Confirmation Deed, dated as of July 6, 2006, by and among the entities listed on the Schedule thereto and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.41		Engagement Letter between Rich Capital, LLC and Affiliated Computer Services, Inc. dated June 9, 2006 (filed as Exhibit 10.1 on Form 8-K, filed June 12, 2006 and incorporated herein by reference).

10.42
Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Mark A. King (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

10.43
Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Warren D. Edwards (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

10.44		Exclusivity Agreement dated as of March 20, 2007 between Darwin Deason and Cerberus Capital Management, L.P. (filed as Exhibit 99.3 to our Current Report on Form 8-K, filed June 11, 2007 and

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Name
incorporated herein by reference).

10.45
Waiver Agreement dated as of June 10, 2007 between Affiliated Computer Services, Inc., Darwin Deason and Cerberus Capital Management, L.P. (filed as Exhibit 99.2 to our Current Report on Form 8-K, filed June 11, 2007 and incorporated herein by reference).

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of PricewaterhouseCoopers LLP.

23.2	*	Consent of Value Incorporated.

31.1	*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*
Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	*
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