Form 10-K/A
period 2007-06-30
AFFILIATED COMPUTER SERVICES INC
filed 2007-10-19
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Large accelerated filer   ☑               Accelerated filer   ☐               Non-accelerated filer   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☑
As of October 15, 2007, 93,890,441 shares of Class A common stock and 6,599,372 shares of Class B common stock were outstanding. The aggregate market value of the Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of the last business day of the second quarter of fiscal year 2007 approximated $4,411,795,197.

AFFILIATED COMPUTER SERVICES, INC.
FORM 10-K/A
for the Fiscal Year Ended June 30, 2007

2

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A to the Affiliated Computer Services, Inc. (“we,” “our,” “us,” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2007 (the “Original Filing”) is being filed to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III of the Original Filing that was to be incorporated by reference from the information contained in the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of the Stockholders, to be filed with the Securities and Exchange Commission (“SEC”). Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, or modify or update in any way disclosures contained in the Original Filing.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
Directors
The following table lists, as of October 19, 2007, the name and principal occupation of each director and the year in which each such person was first elected as a director.

		Served as
		Director
Name	Principal Occupation	Since
Darwin Deason	Chairman of the Board	1988
Lynn R. Blodgett	President and Chief Executive Officer	2005
John H. Rexford	Executive Vice President	2006
Joseph P. O’Neill	President and Chief Executive Officer, Public Strategies Washington, Inc.	1994
Frank A. Rossi	Chairman, FAR Holdings Company, L.L.C.	1994
J. Livingston Kosberg	Investor	2003
Dennis McCuistion	President, McCuistion & Associates, Inc.	2003
Robert B. Holland, III	Investor	2007
Business Experience of each Director
Set forth below is certain information with respect to each of the directors.
Darwin Deason, age 67, has served as our Chairman of the Board since our formation in 1988. Mr. Deason also served as Chief Executive Officer from our formation until February 1999. Prior to our formation, Mr. Deason spent 20 years with MTech Corp., a data processing subsidiary of MCorp, a bank holding corporation based in Dallas, Texas, serving as MTech’s Chief Executive Officer and Chairman of the Board from 1978 until April 1988, and also serving on the boards of various subsidiaries of MTech and MCorp.
Lynn R. Blodgett, age 53, has served as President and Chief Executive Officer since November 2006 and has served as a director since September 2005. Mr. Blodgett previously served as Executive Vice President and Chief Operating Officer from September 2005 to November 2006. Prior to that time he had served as Executive Vice President and Group President — Commercial Solutions since July 1999. From March 1990 until July 1999 Mr. Blodgett served as President of ACS Business Process Solutions, Inc. (formerly Unibase Technologies, Inc., an entity that we acquired in 1996).
John H. Rexford, age 50, has served as Executive Vice President, Corporate Development since September 2007 and has been a director since November 2006. From November 2006 to September 2007 he served as Executive Vice President and

Chief Financial Officer and served as Executive Vice President Corporate Development from March 2001 to November 2006. Prior to that date Mr. Rexford served as a Senior Vice President in our mergers and acquisitions area from November 1996 until March 2001. For the period from November 1986 until November 1996, Mr. Rexford served in various capacities with Citicorp North America, Inc.
Joseph P. O’Neill, age 60, has served as a director since November 1994. Mr. O’Neill has served as President and Chief Executive Officer of Public Strategies Washington, Inc., a public affairs and consulting firm, since March 1991, and from 1985 through February 1991 he served as President of the National Retail Federation, a national association representing United States retailers.
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
J. Livingston Kosberg, age 70, has served as a director since September 2003. Mr. Kosberg previously served as a director from 1988 through 1991. Mr. Kosberg has been involved in a variety of industries including healthcare, finance and construction and currently serves as an advisor to several investment funds. Since July 2004, Mr. Kosberg has been serving as a director of U.S. Physical Therapy, Inc. (“U.S. Physical Therapy”), a publicly traded company, which operates outpatient physical and occupational therapy clinics. Mr. Kosberg founded U.S. Physical Therapy’s predecessor in 1990 and he served in a variety of roles there, including: as Chief Executive Officer from its inception until May 1995, as Chairman of the Board until May 2001, previously as a director until February 2002 and as interim Chief Executive Officer from July 2004 until October 2004.
Dennis McCuistion, age 65, has served as a director since September 2003. For the past 29 years, Mr. McCuistion has been President of McCuistion & Associates, which provides consulting services to banks and businesses. Since 1990, Mr. McCuistion has served as executive producer and host of the nationally syndicated, award-winning McCuistion Program on PBS. Mr. McCuistion has also been an instructor for the American Institute of Banking for more than 20 years, and has been a faculty member for the Graduate School of Banking of the South, the Graduate School of Banking in Madison, Wisconsin, and the Southwestern Graduate School of Banking at Southern Methodist University. He is also a member of the National Association of Corporate Directors and the Society of International Business Fellows. Mr. McCuistion also served as a director of Cano Petroleum, Inc., a publicly traded company in the secondary oil recovery business from May 2006 until February 2007.
Robert B. Holland, III, age 55, has served as a director since January 2007. Mr. Holland represented the United States on the Board of Directors of the World Bank from 2002 through 2006 and served on its Audit Committee. He was managing partner of Texas Limited, a private consulting and investment partnership, from 1999 until 2002. From 1993 through 1999 he held various executive positions (including the positions of General Counsel, Chief Operating Officer and Chief Executive Officer) with Triton Energy Limited, a New York Stock Exchange (“NYSE”) listed company. Mr. Holland was with the law firm of Jackson Walker, LLP from 1977 through 1994 and was a partner when he left the law firm in 1994. He previously served on the Board of Directors of TCA Cable TV, Inc., a publicly traded company. He currently serves on the Board of Directors of Pier One Imports, Inc., where he is a member of the Compensation Committee, and is a member of the Board of Directors and Chairman of the Audit Committee of Max Petroleum, plc, listed in the AIM part of the London Stock Exchange.
Except as set forth above, none of the above directors holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or subject to the requirements of Section 15(d) of the Securities Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Executive Officers
In addition to Messrs. Deason, Blodgett and Rexford, the following were executive officers as of October 19, 2007.

Name	Position with the Company
Tom Burlin	Chief Operating Officer
Tom Blodgett	Executive Vice President and Group President — Business Process Solutions
Ann Vezina	Executive Vice President and Group President — Commercial Solutions Group
William L. Deckelman, Jr.	Executive Vice President, Corporate Secretary and General Counsel
Kevin Kyser	Executive Vice President, Chief Financial Officer
Lora Villarreal	Executive Vice President and Chief People Officer
Business Experience of each Executive Officer
Tom Burlin, age 49, has served as Chief Operating Officer since May 2007. Prior to that date, Mr. Burlin served as Chief Operating Officer — Government Solutions Group from December 2006 to May 2007, and as Executive Vice President and Group President — Government Solutions Group from June 2005 to December 2006. From July 1979 to May 2005, Mr. Burlin was employed by International Business Machines Corporation, most recently as their General Manager and Partner — US Federal and Global Government.
Tom Blodgett, age 54, has served as Executive Vice President and Group President — Business Process Solutions since May 2007. Prior to that time, Mr. Blodgett served as President and Managing Director of our Business Process Solutions Group from July 1998 to May 2007 and as Vice President of Operations in Sandy, Utah from 1992 to July 1998. Mr. Blodgett was previously with the sales and marketing team of Siemens Nixdorf Information Systems.
Ann Vezina, age 44, has served as Executive Vice President and Group President — Commercial Solutions Group since May 2007. Prior to that date, Ms. Vezina served as Chief Operating Officer — Commercial Solutions Group from December 2006 to May 2007, as Executive Vice President and Group President — Commercial Solutions Group from March 2006 to December 2006, and as Managing Director, Business Process Solutions from May 2003 to March 2006. From July 1985 until May 2003, Ms. Vezina served in various capacities with Electronic Data Systems and was a Client Sales Manager at the time she departed EDS in May 2003.
William L. Deckelman, Jr., age 50, has served as Executive Vice President, Corporate Secretary and General Counsel since March 2000. From March 2000 until September 2003, Mr. Deckelman served as one of our directors. From May 1995 to March 2000, Mr. Deckelman was in private law practice, and was a stockholder in the law firm of Munsch Hardt Kopf & Harr, P.C. in Austin, Texas from January 1996 until March 2000. Previously, Mr. Deckelman served as our Executive Vice President, Secretary and General Counsel from November 1993 until May 1995 and as our Senior Vice President, Secretary and General Counsel from February 1989 through November 1993.
Kevin Kyser, age 40, has served as Executive Vice President, Chief Financial Officer since September 2007. Prior to that time Mr. Kyser served in the following capacities — Executive Vice President, Finance and Accounting from March 2007 to September 2007, as Senior Vice President, Chief Financial Officer — Commercial Group from April 2006 to March 2007, as Senior Vice President, Investor Relations from October 2001 to April 2006 and as Vice President, Corporate Controller from April 1997 to October 2001. In addition to six years of experience in the oilfield services industry, Mr. Kyser served for approximately three years on the audit staff of KPMG LLP.
Lora J. Villarreal, Ph.D., age 63, has served as Executive Vice President and Chief People Officer since May 2007. Prior to that date, Ms. Villarreal served as Senior Vice President and Chief People Officer from May 1998 to May 2007. Ms. Villarreal has served in several capacities in her more than 20 years of experience in Human Resources, including as Vice President at Transamerica Real Estate Information Companies and First Data Resources, Inc.

Corporate Governance
Director Independence
On February 3, 2004, our Board of Directors restated our Director Independence Standards to be consistent with the independence standards set forth in Section 303A.02 of the NYSE Listing Standards. The Board has made an affirmative determination that Messrs. Frank A. Rossi, Joseph P. O’Neill, J. Livingston Kosberg, Dennis McCuistion and Robert B. Holland, III are independent and have no material relationship with the Company. The Director Independence Standards can be located on our web site at www.acs-inc.com under the captions “Investor Relations” and “Corporate Governance.”
Corporate Governance Guidelines
On August 10, 2005, our Board of Directors restated our Corporate Governance Guidelines. The Corporate Governance Guidelines include, among other things:
•	submission of the auditors selected by our Audit Committee to stockholders for ratification annually;

•	adoption of an auditor rotation policy;

•	formation of a Nominating and Corporate Governance Committee comprised solely of independent directors;

•	the implementation of stock ownership guidelines for both directors and executive officers;

•	a prohibition on stock option re-pricing;

•	formalization of the ability of independent directors and committees of the Board of Directors to retain outside advisors;

•	formation of a Compensation Committee comprised solely of independent directors;

•	performance of a periodic formal Board evaluation; and

•	limitation of the number of additional company boards a director may serve on to a maximum of four.
Our Corporate Governance Guidelines are available on our web site at www.acs-inc.com under the captions “Investor Relations” and “Corporate Governance.” Our Corporate Governance Guidelines are also available free of charge to any stockholder upon written request to 2828 North Haskell Avenue, Dallas, Texas 75204, Attention: William L. Deckelman, Jr., Corporate Secretary.
Code of Conduct
We are dedicated to earning the trust of our clients and investors and our actions are guided by the principles of honesty, trustworthiness, integrity, dependability and respect. Our Board of Directors has adopted a Code of Ethical Business Conduct that applies to all employees and directors and a Code of Ethics for Senior Financial Officers that applies to designated financial and accounting officers, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Both of these codes are posted on our web site at www.acs-inc.com under the captions “Investor Relations” and “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for Senior Financial Officers, if any, by posting such information on our web site at www.acs-inc.com under the captions “Investor Relations” and “Corporate Governance.” Our Code of Ethical Business Conduct and our Code of Ethics for Senior Financial Officers are also available free of charge to any stockholder upon written request to 2828 North Haskell Avenue, Dallas, Texas 75204, Attention: William L. Deckelman, Jr., Corporate Secretary.

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
Stockholder and Interested Party Communications
Stockholders and other interested parties may communicate with the Board of Directors, the presiding director of the executive sessions or the non-management directors as a group by submitting an e-mail to director@acs-inc.com or by sending a written communication to: ACS Board of Directors, Affiliated Computer Services, Inc., c/o ACS Ethics Office, 2828 N. Haskell, Bldg 4, 3rd Floor, Dallas, Texas 75204. Stockholders and other interested parties may also call toll free and leave a message for the Board of Directors, the presiding director or the non-management directors at (800) 443-1946.
Board of Directors and Board Committees
During fiscal year 2007, we had four standing committees of the Board of Directors, including the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Special Transaction Committee. The charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are available on our web site at www.acs-inc.com under the captions “Investor Relations” and “Corporate Governance.”
Audit Committee
Until January 24, 2007 our Audit Committee consisted of four independent directors (Messrs. Rossi (Chairman), O’Neill, Kosberg and McCuistion). On January 24, 2007, Mr. Holland was elected as a director and our Audit Committee was reconstituted to consist of three members (Messrs. Rossi (Chairman), McCuistion and Holland). All of such Audit Committee members are independent as defined in the current New York Stock Exchange listing standards. Upon consideration of the attributes of an audit committee financial expert as set forth in Section 401(h) of Regulation S-K promulgated by the SEC, the Board of Directors determined that Mr. Rossi (i) possessed those attributes, which were gained through his years of public accounting experience as summarized in this Item 10 under the caption “Directors” and he was designated as the Audit Committee Financial Expert and (ii) is “independent” as that term is defined in Item 7(d)(3)(iv)(A) of Schedule 14A under the Exchange Act.
The Audit Committee of the Board of Directors is responsible for:
•	monitoring the integrity of our consolidated financial statements;

•	discussing with management and our independent registered public accounting firm our annual audited financial statements, quarterly financial statements and reported earnings prior to the release thereof to the public;

•	monitoring our auditing, accounting and financial reporting processes;

•	monitoring our system of internal controls and the independence and performance of our internal auditors; and

•	appointing and monitoring our independent registered public accounting firm.
The Audit Committee operates under a written charter that was restated by the Board of Directors on May 25, 2006, and is available on our web site at www.acs-inc.com under the captions “Investor Relations” and “Corporate Governance.” Our Audit Committee Charter is also available free of charge to any stockholder upon written request to 2828 North Haskell Avenue, Dallas, Texas 75204, Attention: William L. Deckelman, Jr., Corporate Secretary.
Compensation Committee
Until January 24, 2007 the Compensation Committee consisted of two independent directors (Messrs. Kosberg and O’Neill). On January 24, 2007, Mr. Holland was elected as a director and our Compensation Committee was reconstituted to consist of three members (Messrs. Kosberg (Chairman), O’Neill and Holland). All of such Compensation Committee members are independent as defined in the current New York Stock Exchange listing standards. The Compensation Committee is responsible for:

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
A copy of the restated Compensation Committee Charter approved by the Board of Directors on February 3, 2004 is available on our web site at www.acs-inc.com under the captions “Investor Relations” and “Corporate Governance.” Our Compensation Committee Charter is also available free of charge to any stockholder upon written request to 2828 North Haskell Avenue, Dallas, Texas 75204, Attention: William L. Deckelman, Jr., Corporate Secretary.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee consists of two independent directors (Messrs. McCuistion and O’Neill). Mr. McCuistion served as the Chairman of the Nominating and Corporate Governance Committee throughout fiscal year 2007. The Nominating and Corporate Governance Committee is responsible for considering, evaluating and recommending to the Board the slate of director nominees.
On September 11, 2003, our Board of Directors approved the Nominating and Corporate Governance Committee Charter, a copy of which is available on our web site at www.acs-inc.com under the captions “Investor Relations” and “Corporate Governance.” Our Nominating and Corporate Governance Committee Charter is also available free of charge to any stockholder upon written request to 2828 North Haskell Avenue, Dallas, Texas 75204, Attention: William L. Deckelman, Jr., Corporate Secretary.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, certain officers and persons who beneficially own more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock held by such persons. These persons are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and without further inquiry, all required forms for fiscal year 2007 were filed on time except that Lynn Blodgett, our President and Chief Executive Officer, filed a Form 4 on October 25, 2006 with respect to the sale of 10,000 shares on November 7, 2002 and a transfer by gift of 2,000 shares on September 5, 2000.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Program and Philosophy
Our general compensation philosophy is that total compensation should vary based on our achievement of defined financial and non-financial goals and objectives, both individual and corporate. The Company’s compensation structure centers around a “pay for performance” philosophy. Base salaries for our managers are generally maintained at a level below the market median, but managers have the opportunity to receive bonuses if their individual performance and the performance of their business unit meet certain goals, which if full bonuses are earned, results in their total compensation exceeding the market median. This philosophy applies more generally to all of our officers and senior management personnel, with the level of variability and the proportionate amount of bonus compensation increasing as the employee’s level of responsibility increases. Executive officers’ bonus is based on our achievement of defined financial goals and objectives, based on consolidated corporate results.
Our executive compensation program is overseen and administered by the Compensation Committee, which is comprised entirely of independent directors as determined in accordance with various NYSE, SEC and Internal Revenue Code rules. The Compensation Committee has reviewed current compensation practices and identified the following key strategic compensation design objectives:
•	to attract and retain qualified, motivated executives;

•	to closely align the financial interests of our executives with both the short and long-term interests of our stockholders;

•	to promote fair treatment of all employees; and

•	to encourage equity ownership by our executives.
Comparative Review
Our executive compensation program is intended to provide our named executive officers with overall levels of compensation that are competitive within the business process and information technology outsourcing industry, as well as within a broader spectrum of companies of similar size and complexity. In setting executive compensation for fiscal year 2007, the Compensation Committee commissioned Mercer Human Resource Consulting to provide comparative compensation information on the chief executive officer, chief operating officer and chief financial officer of our outsourcing peers, who were determined without regard to revenue or market capitalization. The companies included in the outsourcing peer group were EDS, Accenture, Computer Sciences, First Data, Automatic Data Processing, Unisys, Fiserv, Hewitt Associates, Convergys, Sabre Holdings, DST Systems and Perot Systems. The peer group comparison was also used by the Chairman in making recommendations to the Committee for fiscal year 2007 executive compensation that are consistent with our compensation philosophy, as discussed above. The compensation committee used the comparative peer group information in considering and approving the recommendation of the Chairman.
Elements of Compensation
There are seven major elements that comprise our compensation program for executive officers: (i) base salary; (ii) annual incentive opportunities, including bonuses; (iii) long-term incentives — our stock incentive plans; (iv) retirement benefits provided under the ACS Savings Plan and the ACS Supplemental Savings Plan; (v) generally available benefit programs; (vi) executive perquisites; and (vii) severance agreements. ACS has selected these elements because each is considered useful and necessary to meet one or more of the principal objectives of our compensation policy. For example, base salaries and bonus target percentages are set with the goal of attracting employees and adequately compensating and rewarding employees on a day-to-day basis for the time spent and the services they perform, while our equity programs are geared toward providing an incentive and reward for the achievement of long-term business objectives and retaining key talent. The Compensation Committee believes that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the objectives of our compensation program.
Section 162(m) of the Code limits the deductibility of compensation in excess of $1 million paid to certain executives of public companies with the exception of certain “performance-based” compensation. Our goal is to structure as many components of any officers’ compensation so that it qualifies as “performance-based” to the extent it is in the best interests of the company and its stockholders. However, certain forms and amounts of compensation may exceed the $1 million deduction limitation from year to year. Based on the rapidly changing nature of the industry, as well as the continued competitive market for outstanding leadership talent, the Compensation Committee believes it is appropriate and competitive to provide that compensation, even though it is not fully tax-deductible.
The Compensation Committee reviews the compensation program on an annual basis, including each of the above elements. Retirement benefits are reviewed from time to time to ensure that benefit levels remain competitive but are not included in the annual determination of an executive’s compensation package. In setting compensation levels for a particular executive, the Committee takes into consideration the proposed compensation package as a whole and each element individually, as well as our stock ownership guidelines and the executive’s past and expected future contributions to our business.

•	Base Salaries
Each executive officer’s base salary is reviewed at least annually and is subject to adjustment on the basis of individual, corporate and, in some instances, business unit performance. Under the terms of his Employment Agreement, the Chairman makes salary recommendations to the Compensation Committee. Along with these recommendations, the Compensation Committee also considers competitive, inflationary and market survey considerations, as well as salaries for comparable positions. As discussed under the caption “Comparative Review”, we utilized the report of Mercer Human Resource Consulting in determining base salaries for fiscal year 2007. Other factors in determining any adjustment of base salary include consideration of relative levels of responsibility, amount of business experience and future potential.
•	Incentive Bonus
During fiscal year 2007, our executive officers participated in one of two performance based incentive compensation plans: (i) the fiscal year 2007 performance based incentive compensation plan (FY07 Bonus Plan); or (ii) the Special Executive FY07 Bonus Plan.
FY07 Bonus Plan
There were approximately seven hundred (700) of our officers and other senior management personnel who participated in our FY07 Bonus Plan, including five (5) of our executive officers (our Chairman of the Board, our Executive Vice President, Corporate Secretary and General Counsel, our Executive Vice President, Finance and Accounting, our Executive Vice President and Chief People Officer and our Executive Vice President and Group President — Business Process Solutions). Separate financial performance goals were established for three groups as follows:

Consolidated ACS	The Consolidated ACS performance goals are established to ensure that certain consolidated corporate criteria are met before bonuses are paid. The percentage of achievement against the performance goals is multiplied by the percentage of achievement of the ACS Corporate or Business Unit performance goals.

ACS Corporate	The bonus of each of the executive officers participating in the FY07 Bonus Plan is determined based on the achievement of performance goals in this group.

Business Unit	A business unit calculation is determined by the achievement of performance goals for each business segment — Commercial Solutions and Government Solutions.
The performance goals established for each group are each weighted equally in determining the achievement of performance goals. The performance goals for the FY07 Bonus Plan were: revenue growth, growth in earnings before interest and taxes; growth in earnings before interest, taxes, depreciation and amortization; and a cash flow metric (determined as earnings before interest, taxes, depreciation and amortization, plus non-operating (income) expense (excluding intercompany interest), plus equity compensation expense per SFAS 123(R), less such unusual items such as gain or loss on divestiture, plus/minus capital expenditures and additions to intangible assets (per the cash flow statement), plus/minus changes in accounts receivables and unearned revenue (per the cash flow statement)). ACS Corporate includes all of the above performance goals in addition to growth in consolidated earnings per share. Under the provisions of the FY07 Bonus Plan, the Compensation Committee is required to consider extraordinary or one-time events in determining performance goal achievement.
No bonuses are paid if the Company’s growth in consolidated earnings before interest and taxes is less than 5% and no bonus is paid to business unit participants in the FY07 Bonus Plan if that particular business unit’s growth in earnings before interest and taxes is less than 5%. Further, at least 50% of a particular performance goal must be achieved before it will be included in the calculation of the overall achievement of the performance goals, except for cash flow, which is included if a pre-determined minimum amount is met. The FY07 Bonus Plan performance goals were approved by the Compensation Committee.
The five (5) executive officers participating in the FY07 Bonus Plan were entitled to receive between an amount of up to 150% of their base salaries and an amount of up to 250% of their base salaries, respectively, upon full achievement of bonus performance goals. Mr. Deason was the only named executive officer participating in the FY07 Bonus Plan and he was entitled to receive a bonus percentage of up to 250%. The maximum bonus that any executive officer received for the fiscal year 2007 under the FY07 Bonus Plan was $1,835,468. The Compensation Committee certified the achievement of the performance goals before the bonuses were paid.

In fiscal year 2007, the executive officers earned approximately 80% of the maximum bonus under the FY07 Bonus Plan. In fiscal year 2006, no bonuses were paid to the executives under the fiscal year 2006 performance based incentive compensation plan, which contained similar performance goals as the FY07 Bonus Plan (however, discretionary bonuses were paid to each of the Group President of the Commercial Solutions Group (Ms. Vezina) and the Group President of the Government Solutions Group (Mr. Burlin); to one of our other current executive officers, but who was not an executive officer at the time of payment; and, in accordance with his agreement with us, one of our executive officers was paid a commission for acquisitions and divestures during the fiscal year). In fiscal year 2005, executive officers earned approximately 53% of the maximum bonus under the fiscal year 2005 performance based incentive compensation plan, which contained similar performance goals as the FY07 Bonus Plan.
Special Executive FY07 Plan
Section 162(m) of the Code provides that in order for remuneration to be treated as qualified performance-based compensation, the material terms of the performance goals must be disclosed to and approved by the stockholders of the employer. The performance goals must be established before the first 25% of the period of service to which the performance goal relates has elapsed. Due to the resignation of certain executive officers, and as a result, the promotion of certain other executive officers, the Compensation Committee desired to change the performance goals of the promoted executive officers. In order to comply with Section 162(m) of the Code, the Special Executive FY07 Bonus Plan was created with a performance period beginning December 1, 2006 and ending June 30, 2007 (to be referred to as the “performance period”), to coincide with the period the promoted officers served in their new positions during fiscal year 2007. Our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Executive Vice President and Group President — Commercial Solutions Group (together, the “Selected Officers”), all of whom were promoted in fiscal year 2007, participated in the Special Executive FY07 Bonus Plan.
Since the Selected Officers were all executive officers, separate financial performance goals were established for two different groups as follows:

Consolidated ACS	The Consolidated ACS performance goals are established to ensure that certain consolidated corporate criteria are met before bonuses are paid. The percentage of achievement against the performance goals is multiplied by the percentage of achievement of the ACS Corporate performance goals.

ACS Corporate	The bonus of each of the executive officers participating in the FY07 Bonus Plan is determined based on the achievement of performance goals in this group.
The performance goals established for each group are each weighted equally in determining the achievement of performance goals. The performance goals for the Special Executive FY07 Bonus Plan were: revenue growth, growth in earnings before interest and taxes; growth in earnings before interest, taxes, depreciation and amortization; and a cash flow metric (determined as earnings before interest, taxes, depreciation and amortization, plus non-operating (income) expense (excluding intercompany interest), plus equity compensation expense per SFAS 123(R), less such unusual items such as gain or loss on divestiture plus/minus capital expenditures and additions to intangible assets (per the cash flow statement), plus/minus changes in accounts receivables and unearned revenue (per the cash flow statement)). ACS Corporate includes all of the above performance goals in addition to growth in consolidated earnings per share. Under the Special Executive FY07 Bonus Plan the financial performance is to be adjusted for extraordinary items reported as such in the Company’s audited financial statements and unusual one time events (such as charges related to the departure of executive officers, charges related to material internal or regulatory investigations, charges or benefits related to settlement of prior year events, significant asset impairments, large loss contracts, unusual gains or losses due to divestitures that require Board approval, and charges incurred because of events approved by the Board such as recapitalizations and reorganizations). Such performance goals were recommended by our Chairman and Chief Executive Officer, subject to approval of the Compensation Committee within the first 25% of the period of service to which the performance goals relate.
No bonuses are paid if the Company’s growth in consolidated earnings before interest and taxes did not equal $374 million during the performance period. Further, at least 16% of a particular performance goal must be achieved before it will be included in the calculation of the overall achievement of the performance goals, except for cash flow, which is included if a pre-determined minimum amount is met. The Special Executive FY07 Bonus Plan performance goals were approved by the Compensation Committee.

Each of the Selected Officers is a named executive officer. The Selected Officers (other than Mr. Rexford) were entitled to receive varying percentages (up to 200% for the President and Chief Executive Officer, and up to 150% for each of the Chief Operating Officer and Executive Vice President and Group President — Commercial Solutions Group) of their base salaries upon achievement of performance goals for the performance period, upon full achievement of the performance goals. Mr. Rexford was entitled to receive the greater of (i) up to 150% of his base salary upon full achievement of the bonus performance goals; or (ii) any commissions earned for acquisitions completed during the performance period, not to exceed 150% of his base salary. The maximum bonus that any Selected Officer received for the fiscal year 2007 was $1,200,000. The Compensation Committee certified the achievement of the performance goals before the bonuses were paid.
In fiscal year 2007, the executive officers earned approximately 80% of the maximum bonus under the Special Executive FY07 Bonus Plan. There was no similar plan in prior fiscal years.
Both the FY2007 Bonus Plan and the Special Executive FY07 Bonus Plan were approved by our stockholders at our 2006 Annual Meeting on June 7, 2007.
•	Long Term Incentives — Our Stock Incentive Plans
ACS provides long-term incentive compensation through awards of stock options that generally vest over multiple years. Our equity compensation program is intended to align the interests of our officers with those of our stockholders by creating an incentive for our officers to maximize stockholder value. The equity compensation program also is designed to encourage our officers to remain employed with ACS despite a very competitive labor market.
Equity-based incentives were granted to our officers in 2007 under our 1997 Stock Plan and, after approval by our stockholders on June 7, 2007, the 2007 Equity Incentive Plan. All proposed stock option grants to employees, including executive officers, are considered and, if deemed acceptable to the Compensation Committee, approved at a formal meeting of the Compensation Committee. Under the Company’s stock option grant policy (hereafter, our “Stock Option Grant Policy”), among other things: (i) a formal meeting to approve option grants to employees is held on August 15th of each year; (ii) a formal meeting to approve option grants to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition are to be held on the day prior to or the day of our regularly scheduled quarterly board meeting; (iii) the date of the formal meeting at which a grant is approved is the option grant date; and (iv) the exercise price for each approved grant shall not be less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant which shall be determined by reference to the closing price for such stock on such date on the New York Stock Exchange; provided that any grant made on a date when the New York Stock Exchange is closed, then the fair market value of a share of the Company’s Class A Common Stock on the date of grant shall be determined by reference to the closing price for such stock on the last day on which the New York Stock Exchange was open for trading activities.
On August 15, 2006, the Compensation Committee of the Board of Directors granted 2,091,500 options to employees under the 1997 Stock Incentive Plan. Based on executive management’s recommendation, no stock option grants were made to corporate executive management pending substantive determination regarding corporate executive management’s actions in the matters related to the stock option investigation by the SEC and the grand jury subpoena issued by the United States District Court, Southern District of New York. However, the Compensation Committee of the Board of Directors agreed to grant options of 100,000 shares each to Ann Vezina, Chief Operating Officer, Commercial Solutions Group and Tom Burlin, Chief Operating Officer, Government Solutions Group, but those grants were deferred. The delay in the grants to Ms. Vezina and Mr. Burlin was necessary at the time because there were insufficient shares remaining in the 1997 Stock Incentive Plan to make the grants to Ms. Vezina and Mr. Burlin. Subsequent to August 15, 2006, there were a number of options granted under the 1997 Stock Incentive Plan that terminated, which options then became available to grant to other employees, including Ms. Vezina and Mr. Burlin as discussed below.
Because of the ongoing stock option investigation (please see Note 21 to our Consolidated Financial Statements, included in the Original Filing), the Company was unable to timely file our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and our Annual Meeting of Stockholders was delayed, and the regularly scheduled meeting of our Board of Directors that was to have occurred in November 2006 was focused solely on stock option investigation matters and any other matters for consideration were deferred. Under our stock option granting policy, the day prior to or the day of that regularly scheduled November Board meeting, the Compensation Committee could have granted options to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition. On the morning of December 9, 2006 the Compensation Committee met to discuss whether options, that were available under the 1997 Stock Incentive Plan should be granted to new hires, employees receiving a grant in connection with a promotion, or persons who became ACS employees as a result of an acquisition. After consideration of the fact that options would have been granted in November, if the regularly scheduled Board meeting had not deferred consideration of matters other than the stock option investigation, the Compensation Committee granted 692,000 shares to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition, with such grants including 140,000 shares to Lynn Blodgett, who had been promoted to President and Chief Executive Officer; 75,000 shares to John Rexford who had been promoted to Executive Vice President and Chief Financial Officer; and 100,000 shares each to Ann Vezina and Tom Burlin which grants were in recognition of their recent promotions to Chief Operating Officers of the Commercial and Government segments, respectively, and had been approved by the Compensation Committee on August 15, 2006 but were deferred until shares were available for grant.
During the December 9, 2006 Compensation Committee meeting, it was recognized that the grants made to Mr. Blodgett and Mr. Rexford were for a number of shares that were less than the number of shares that would have been normally granted to a new Chief Executive Officer and new Chief Financial Officer because of the limited number of options remaining available under the 1997 Stock Incentive Plan. The Compensation Committee noted that it should consider a future grant to supplement the number of options made in the earlier grant so that the aggregate number of shares granted to Mr. Blodgett and Mr. Rexford would be equal to the number that would normally be granted to a “new” Chief Executive Officer and “new” Chief Financial Officer. To accomplish this purpose, at a meeting on July 2, 2007, the Committee approved option grants (the “Grants”) to Lynn Blodgett to purchase 60,000 shares of the Company’s Class A Common Stock under the 2007 Equity Incentive Plan and to John Rexford to purchase 25,000 shares of the Company’s Class A Common Stock under the 2007 Equity Incentive Plan, subject to the waiver of the Stock Option Grant Policy by the Board of Directors, which occurred on July 9, 2007 and on which date the Grants became effective.
Retirement Benefits
To assist our employees in accumulating funds for retirement (or for other purposes permitted by our plans) we provide our employees, including our executive officers, the opportunity to participate in the ACS Savings Plan and the ACS Supplemental Savings Plan. A description of these plans is set forth under the caption “Retirement Benefits” in this Item 11 of this Part III. While a small number of our non-executive employees may participate in pension or defined benefit plans, we provide these plans in lieu of pension or defined benefit plans for our general employee base, including our executive officers.
Generally Available Benefit Programs
ACS also offers a number of other benefits to our executive officers pursuant to benefit programs that provide for broad-based employee participation. These benefits programs include accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel insurance, wellness programs, relocation/expatriate programs and services, educational assistance and certain other benefits.
Perquisites
The Compensation Committee reviews and approves any perquisites offered to executives. The Company offers the Executive Benefit Plan to promote the health and well-being of the executives, maximize the value of the compensation provided by the Company and minimize the time that executives spend managing personal affairs so that they may devote their full attention to Company business. While the Compensation Committee does not consider perquisites to be a significant component of executive compensation, it recognizes that such perquisites are an important factor in attracting and retaining talented executives. A description of the Executive Benefit Plan and other perquisites offered to our executive officers are set forth under the caption “Perquisites” in this Item 11 of this Part III.
Severance Agreements for Executive Officers
We have entered into severance agreements with certain of our executive officers, which upon the occurrence of certain events, will entitle such executive officer to receive a severance benefit. We believe that this benefit is important to our ability to recruit executive officers. We also believe this benefit allows us to retain executives during times of unforeseen events when the executive’s future is uncertain, but continued employment of the executive may be necessary for the Company.
Additional information regarding the severance payable to our named executive officers, including estimates of the amounts payable under such agreements assuming termination of employment as of September 30, 2007, is set forth under the caption “Post Termination Benefits” in this Item 11 of this Part III.

Mr. Deason’s Supplemental Executive Retirement Agreement and Employment Agreement
In recognition of his efforts on behalf of the Company and his determination to position the Company for future growth, we entered into a Supplemental Executive Retirement Agreement and an Employment Agreement with our Chairman, Darwin Deason. A description of the Supplemental Executive Retirement Agreement, including amounts payable to Mr. Deason under the agreement, is set forth under the caption “Mr. Deason’s Supplemental Executive Retirement Agreement” in this Item 11 of this Part III. A description of the Employment Agreement, including amounts payable to Mr. Deason under the agreement, is set forth under the captions “Mr. Deason’s Employment Agreement” in this Item 11 of this Part III.
Stock Ownership Guidelines
On April 19, 2007 the Board of Directors revised the guideline for stock ownership by its directors and executive officers, which had been originally adopted by the board in September 2003. The Board of Directors may evaluate whether exceptions should be made to the guidelines for any director or executive officer and may from time to time change such guidelines.
The revised policy generally provides as follows:
•	Our Chief Executive Officer is required to own, within five years after he or she becomes subject to the guideline, shares of our Class A common stock having a value equal to a minimum of five times his or her annual base salary.

•	Our other executive officers are required to own, within five years after he or she becomes subject to the guideline, shares of our Class A common stock having a value equal to a minimum of three times his or her annual base salary.

•	Independent directors serving on the Board of Directors are required to own, within three years after they become subject to the guideline, shares of our Class A common stock having a value equal to a minimum of three times their annual retainer.

•	Vested options to purchase Class A common stock may be counted as shares owned in determining compliance with the guideline.
Currently, our Chief Executive Officer, other executive officers now subject to the guideline, and our independent directors now subject to the guideline hold shares and vested options in sufficient number to comply with the minimum ownership requirements of the revised policy.

Report of the Compensation Committee
The Compensation Committee reviewed and discussed with management of the Company the foregoing Compensation Discussion and Analysis. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the ACS Annual Report on Form 10-K/A for the year ended June 30, 2007.
Compensation Committee
J. Livingston Kosberg
Joseph P. O’Neill
Robert B. Holland, III*

*	Mr. Holland has served as a member of the Compensation Committee only since January 24, 2007, the date of his election to the ACS Board of Directors. Mr. Holland was not involved in and did not participate in any decision of the Compensation Committee prior to the date he joined the Committee. Mr. Holland abstained from voting on the approval of the report of the Compensation Committee.
Notwithstanding any statement in any of our filings with the SEC that might incorporate part or all of any future filings with the SEC by reference, including this Amendment No. 1 to the Annual Report on Form 10-K, the foregoing Report of the Compensation and Benefits Committee is not incorporated by reference into any such filings.

SUMMARY COMPENSATION TABLE FOR FISCAL 2007
The following table shows compensation information for fiscal 2007 for our named executive officers, and a former Chief Executive Officer and Chief Financial Officer who resigned during fiscal year 2007 (collectively, the “named executive officers”).

							Change in
							Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred	All
Name				Stock	Option	Plan	Compensation	Other
And				Awards	Awards	Compensation	Earnings	Compensation		Total
Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	($)(2)	($)(3)	($)	($)		($)

Darwin Deason	2007	916,053	—	—	2,048,835 (4)	1,835,468	952,710	159,618	(5)	5,912,684
Chairman of the Board

Lynn Blodgett	2007	695,769	—	—	1,767,183	1,200,000	—	32,759	(6)	3,695,711
President & Chief Executive Officer

John Rexford	2007	429,108	—	—	796,062	600,000	—	300,713	(7)	2,125,883
Executive Vice President and Chief Financial Officer

Tom Burlin	2007	420,913	—	—	542,306	600,000	—	38,614	(8)	1,601,833
Executive Vice President and Chief Operating Officer

Ann Vezina	2007	422,401	—	—	273,499	600,000	—	31,954	(9)	1,327,854
Executive Vice President and Chief Operating Officer - Commercial Solutions

Former Officers:

Mark King	2007	698,654	—	—	1,581,016	—	—	32,193	(10)	2,311,863
Former President and Chief Executive Officer

Warren D. Edwards	2007	456,455	—	—	687,882	—	—	17,611	(11)	1,161,948
Former Executive Vice President and Chief Financial Officer

(1)	We did not grant any restricted stock awards or stock appreciation rights (“SARs”) to the Named Executive Officers during fiscal year 2007.

(2)	The amount shown for each executive officer is not cash compensation, but rather the compensation costs recognized in our financial statements for fiscal year 2007 related to outstanding grants of stock options to each named executive officer to the extent we recognized compensation costs in fiscal year 2007 for such awards in accordance with the provisions of SFAS 123(R). (All of Mr. Deason's outstanding option grants were related to prior years.) These amounts are adjusted to reflect the repricing of certain outstanding stock options. For a discussion of valuation assumptions used in the SFAS 123(R) calculations, see Note 2 of the Notes to our Consolidated Financial Statements included in the Original Filing. The following table shows for each award, the fiscal year 2007 cost based on the original grant price and the increase in the fiscal year 2007 cost as a result of the change in measurement date:

					Increase in FY 07
					Cost as a Result of
				FY 2007 Cost	a Change in the
Named Executive	Option		Original Option	based on Original	Measurement Date	Total Compensation
Officer	Number		Grant Date	Grant Price ($)	($) (a)	Cost in 2007 ($)

Darwin Deason	1303		7/23/02	671,940	66,273	738,213
	1303	a	7/23/02	1,007,912	302,710	1,310,622

Lynn Blodgett	647	a	7/11/00	N/A	6,850	6,850
	853	a	9/26/01	21,409	41,234	62,643
	853		9/26/01	32,104	12,603	44,707
	1307		7/23/02	83,992	8,284	92,276
	1307	a	7/23/02	125,988	37,839	163,827
	1758		8/11/03	309,068	0	309,068
	1888		7/30/04	357,772	(35,538)	322,234
	2326		3/18/05	557,308	0	557,308
	3470		12/9/06	208,270	0	208,270

John Rexford	1241		7/23/02	55,996	5,523	61,519
	1241	a	7/23/02	83,992	25,226	109,218
	1755		8/11/03	154,536	0	154,536
	1893		7/30/04	89,444	(8,884)	80,560
	2329		3/18/05	278,656	0	278,656
	3472		12/9/06	111,573	0	111,573

Tom Burlin	2572		6/13/05	270,204	123,338	393,542
	3447		12/9/06	148,764	0	148,764

Ann Vezina	1532		7/21/03	30,056	1,623	31,679
	2054		7/30/04	34,176	(3,505)	30,671
	2349		5/3/05	60,828	1,557	62,385
	3458		12/9/06	148,764	0	148,764

Former Officers:

Mark King	1305		7/23/02	623,074	3,329	626,403
	1753		8/11/03	250,427	0	250,427
	1887		7/30/04	109,690	(2,702)	106,988
	2325		3/18/05	597,198	0	597,198

Warren D. Edwards	1310		7/23/02	129,305	832	130,137
	1752		8/11/03	187,822	0	187,822
	1892		7/30/04	73,122	(1,801)	71,321
	2328		3/18/05	298,602	0	298,602

(a)	Represents the incremental increase in compensation cost to the Company in fiscal year 2007 for such awards in accordance with the provisions of SFAS 123(R) resulting from the change in measurement date of the option grant and our agreement to pay to the executive (other than Messrs. King and Edwards) the difference between the original option grant price and the grant price on the “corrected” measurement date, if applicable. See discussion of Mr. King and Mr. Edwards separation agreements in Note 23 in the Notes to our Consolidated Financial Statements.

(3)	The amounts shown were earned under our FY07 Bonus Plan and Special Executive FY07 Bonus Plan. For a description of these plans, please see Compensation Discussion & Analysis — Incentive Bonus.

(4)	As discussed under the caption “Mr. Deason’s Supplemental Executive Retirement Agreement” in this Item 11 of this Part III, option grants have been made to Mr. Deason to fund his Supplemental Executive Retirement Agreement. The Company recognized $1,159,005 of compensation costs in our financial statements for fiscal year 2007 in accordance with the provisions of SFAS 123(R) related to one option grant made to fund the Supplemental Executive Retirement Agreement of Mr. Deason. That compensation cost is excluded from the compensation cost reflected in the Option Awards column. For a discussion of valuation assumptions used in the SFAS 123(R) calculations, see Note 2 of the Notes to our Consolidated Financial Statements included in the Original Filing.

(5)	Represents $102,110 in non-business use of corporate aircraft, $5,228 in auto expense, $4,834 in group life insurance and $47,446 in medical costs. We maintain an overall security program for our Chairman of the Board and Company founder, Mr. Deason, due to business-related security concerns. Mr. Deason is provided with security systems and equipment as well as security advice and personal protection services. The cost of these systems and services are incurred as a result of business-related concerns and are not maintained as perquisites or otherwise for the personal benefit of Mr. Deason. As a result, we have not included such costs in the column “All Other Compensation.” We expended $423,011 in fiscal year 2007 for such security advice and personal protection services. With regard to the personal protection services, other executive officers and members of our Board of Directors receive the incidental benefit of these services when attending a meeting or other function at which Mr. Deason is also present; such incidental benefit has not been calculated or allocated for purposes of this table.

(6)	Represents $1,402 in non-business use of corporate aircraft, $631 in group life insurance, $6,988 in long term disability insurance and $23,738 in medical costs.

(7)	Represents $329 in group life insurance, $8,844 in long term disability insurance, $6,230 in matching ACS Savings Plan contributions, $17,463 in medical costs and $267,847 in commission payments.

(8)	Represents $348 in group life insurance and $38,266 in medical costs.

(9)	Represents $205 in group life insurance, $6,180 in long term disability insurance, $4,883 in matching ACS Savings Plan contributions, $12,881 in relocation payments and $7,805 in medical costs.

(10)	Represents $758 in group life insurance, $9,072 in long term disability insurance, $2,812 in matching ACS Savings Plan contributions and $19,551 in medical costs. Mr. King resigned as a director and our President and Chief Executive Officer effective as of November 26, 2006.

(11)	Represents $309 in group life insurance, $4,290 in long term disability insurance, $2,572 in matching ACS Savings Plan contributions and $10,440 in medical costs. Mr. Edwards resigned as our Executive Vice President and Chief Financial Officer effective as of November 26, 2006.

Grants of Plan-Based Awards
The following table shows all plan-based awards granted to the named executive officers during fiscal year 2007, which ended on June 30, 2007.
Grants of Plan-Based Awards
For Fiscal 2007

									All
									Other	All Other
									Stock	Option	Exercise	Grant
									Awards:	Awards:	or Base	Date Fair
		Estimated Possible Payouts				Estimated Future Payouts			Number	Number of	Price of	Value of
		Under Non-Equity Incentive				Under Equity Incentive			of Shares	Securities	Option	Stock and
		Plan Awards (1)				Plan Awards			of Stock	Underlying	Awards	Option
	Grant	Threshold	Target	Maximum		Threshold	Target	Maximum	or Units	Options	($/	Awards
Name	Date	($)	($)	($)		(#)	(#)	(#)	(#)	(#)	share)	($) (2)
Darwin Deason	9/28/06	0	—	2,294,335		—	—	—	—	—	—	—
Lynn Blodgett	12/9/06	—	—	—		—	—	—	—	140,000	$49.55	$1,849,591
	1/17/07	0	—	1,500,000		—	—	—	—	—	—	—
John Rexford	12/9/06	—	—	—		—	—	—	—	75,000	$49.55	$990,852
	1/17/07	0	—	750,000		—	—	—	—	—	—	—
Tom Burlin	12/9/06	—	—	—		—	—	—	—	100,000	$49.55	$1,321,136
	1/17/07	0	—	750,000		—	—	—	—	—	—	—
Ann Vezina	12/9/06	—	—	—		—	—	—	—	100,000	$49.55	$1,321,136
	1/17/07	0	—	750,000		—	—	—	—	—	—	—
Former Officers
Mark King	9/28/06	0	—	1,575,000	(3)	—	—	—	—	—	—	—
Warren Edwards	9/28/06	0	—	514,500	(4)	—	—	—	—	—	—	—

(1)	Amounts shown represent the threshold and maximum awards that could be earned by the named executive officers under the FY07 Bonus Plan and the Special Executive FY07 Bonus Plan, as applicable, for fiscal year 2007. Actual bonuses paid under these plans for fiscal year 2007 are shown in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column.

(2)	The value of an option award is based on the fair value as of the grant date of such award determined pursuant to SFAS 123(R). The exercise price for all options granted to the named executive officers is 100% of the fair market value of the shares on the grant date. The exercise price for each option grant is 100% of the fair market value of a share of the Company’s Class A Common Stock on the date of grant which was determined by reference to the closing price for such stock on such date on the New York Stock Exchange. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of the Company’s common stock at such date in the future when the option is exercised.

(3)	Mr. King resigned as a director and our President and Chief Executive Officer effective as of November 26, 2006. Under the terms of the King Agreement, Mr. King was not eligible to receive any non-equity incentive plan based awards for fiscal year 2007.

(4)	Mr. Edwards resigned as our Executive Vice President and Chief Financial Officer effective as of November 26, 2006. Under the terms of the Edwards Agreement, Mr. Edwards was not eligible to receive any non-equity incentive plan based awards for fiscal year 2007.
     For a description of our stock plans, see Note 2 of the Notes to our Consolidated Financial Statements included in the Original Filing.

Mr. Deason’s Employment Agreement
We entered into the Employment Agreement with Mr. Deason effective as of February 16, 1999. The Employment Agreement, which was previously reviewed and approved by the Board of Directors and replaced an earlier severance agreement, has a term that currently ends on May 18, 2011, provided that such term shall automatically be extended for an additional year on May 18 of each year, unless 30 days prior to May 18 of any year Mr. Deason gives notice to us that he does not wish to extend the term or our Board of Directors (upon a unanimous vote of the directors, except for Mr. Deason) gives notice to Mr. Deason that it does not wish to extend the term. The Company requested and Mr. Deason agreed that the notice date under the Employment Agreement in 2007 shall be December 31, 2007. The Employment Agreement provides annual adjustments to Mr. Deason’s base salary by a percentage equal to the average percentage adjustments to the annual salaries of our top five executive officers (excluding promotions). The Employment Agreement also provides for an annual bonus based on the achievement of financial goals set for Mr. Deason by the Compensation Committee. This bonus can be up to 250% of Mr. Deason’s base salary for that year, which is consistent with the bonus percent Mr. Deason has been eligible to receive since 1996. A discussion of Mr. Deason’s severance benefits under the Employment Agreement, is set forth under the caption “Post Termination Benefits” in this Item 11 of this Part III.
Retirement Benefits
ACS Savings Plan. The ACS Savings Plan qualifies as a 401(k) plan under the Code of 1986, as amended. We currently match 25% of the first 6% per year that an employee contributes to the ACS Savings Plan. The contributions to the plan are made by us for each of our executive officers on the same terms as applicable to all other employees. Contributions to the plan cannot be made after an employee earns $225,000 in earnings during the year. Contributions to the plan are capped at $15,500 per year. A participant becomes 50% vested in the ACS match portion of his or her contribution to the ACS Savings Plan after the participant completes two years of service, and becomes 100% vested in the ACS match portion of his or her contribution to the ACS Savings Plan after the participant completes three years of service or, if earlier, the participant becomes disabled or dies, or in the case of a termination of the ACS Savings Plan. If a participant’s service terminates before he or she is vested, the participant will forfeit the unvested portion of the ACS match and any earnings thereon. According to the ACS Savings Plan, employees who are defined as Highly Compensated Employees’ (“HCE”) in accordance with the Internal Revenue Service guidelines will be “capped” annually at a specified deferral rate (cap for calendar year 2007 is 5% of eligible earnings). This “cap” will be determined annually based on the results of the ACS Savings Plan’s discrimination testing.
ACS Supplemental Savings Plan. Under our ACS Supplemental Savings Plan, HCE’s of ACS, including our executive officers, are permitted to defer receipt of up to 85% of their base salary, bonus and/or commissions. We match 25% of the first 1% per year that an employee contributes if they have reached the 5% cap in the ACS Savings Plan.
Perquisites
The Company offers the Executive Benefit Plan to promote the health and well-being of the executives. The Executive Benefit Plan consists of the following components:
•	Executive Medical Plan. Under the Executive Medical Plan, normal and customary medical, dental and vision care costs, for executives and their immediate family members are paid by us. We do not pay non-medically necessary costs, such as cosmetic surgery. If costs paid by the Company exceed $25,000 or relate to services or supplies considered experimental, investigational or under clinical investigation, then the medical expenses that exceed the $25,000, along with any expenses for experimental, investigational or under clinical investigation services or supplies, are imputed as income to the executive.

•	Executive Long Term Disability Plan. Certain of our executive officers are eligible to participate in our Executive Long Term Disability Plan which provides additional long-term disability coverage through age 65 for certain of our executive officers in addition to the standard policy provided to each of our employees.

•	Prescription Benefit. Paid prescription coverage up to 100% for our executive officers and their immediate family members.

•	Annual Physical Examination. Reimbursement up to $1,000 annually for any physical examination for the executive officer, and up to $500 annually for any physical examination for the executive officer’s spouse, performed by a designated physician or other licensed physician of their choice.

•	Estate planning services. Our executive officers receive a benefit of up to $25,000 for initial estate planning services and up to $10,000 per annum for subsequent services.

•	Income Tax Preparation. Each of our executive officers may be reimbursed, up to $1,000 per annum, for income tax preparation services for preparation of their income tax returns.

Additionally, we pay the annual dues for club memberships for a limited number of executive officers. The memberships are intended to be used primarily for business purposes, although the applicable executive officers may use the club for personal purposes. Executive officers are required to pay all costs related to their personal use of the club.

Outstanding Equity Awards
The following table shows all outstanding equity awards held by the named executive officers at the end of fiscal year 2007, which ended on June 30, 2007.
Outstanding Equity Awards at Fiscal 2007 Year-End

	Option Awards						Stock Awards
										Equity
				Equity					Equity	Incentive Plan
				Incentive				Market	Incentive Plan	Awards:
				Plan				Value of	Awards:	Market or
				Awards:				Shares or	Number of	Payout Value
	Number of	Number of		Number of			Number of	Units of	Unearned	of Unearned
	Securities	Securities		Securities			Shares or	Stock	Shares, Units	Shares, Units
	Underlying	Underlying		Underlying			Units of	That	or Other	or Other
	Unexercised	Unexercised		Unexercised	Option	Option	Stock That	Have Not	Rights That	Rights that
	Options (#)	Options (#)		Unearned	Exercise	Expiration	Have Not	Vested	Have Not	Have Not
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date	Vested (#)	($) (1)	Vested (#)	Vested ($)
Darwin Deason	240,000	—		—	35.75	7/23/12	—	—	—	—
	240,000	120,000	(1)	—	37.57	7/23/12	—	—	—	—
Lynn Blodgett	80,000	—		—	16.4375	7/11/10	—	—	—	—
	20,000	—		—	23.47	7/11/10	—	—	—	—
	28,800	—		—	44.87	9/26/11	—	—	—	—
	43,200	—		—	38.66	9/26/11	—	—	—	—
	30,000	—		—	35.75	7/23/12	—	—	—	—
	30,000	15,000	(2)	—	37.57	7/23/12	—	—	—	—
	60,000	40,000	(3)	—	44.10	8/11/13	—	—	—	—
	40,000	60,000	(4)	—	51.90	7/30/14	—	—	—	—
	80,000	120,000	(5)	—	50.25	3/18/15	—	—	—	—
	—	140,000	(6)	—	49.55	12/9/16	—	—	—	—
John Rexford	24,000	—		—	16.4375	7/11/10	—	—	—	—
	6,000	—		—	23.47	7/11/10	—	—	—	—
	20,000	—		—	35.75	7/23/12	—	—	—	—
	20,000	10,000	(7)	—	37.57	7/23/12	—	—	—	—
	30,000	20,000	(8)	—	44.10	8/11/13	—	—	—	—
	10,000	15,000	(9)	—	51.90	7/30/14	—	—	—	—
	40,000	60,000	(10)	—	50.25	3/18/15	—	—	—	—
	—	75,000	(11)	—	49.55	12/9/16	—	—	—	—
Tom Burlin	40,000	60,000	(12)	—	51.83	6/13/15	—	—	—	—
	—	100,000	(13)	—	49.55	12/9/16	—	—	—	—
Ann Vezina	6,000	4,000	(14)	—	44.10	7/21/13	—	—	—	—
	—	10,000	(15)	—	51.90	7/30/14	—	—	—	—
	10,000	15,000	(16)	—	48.14	5/3/15	—	—	—	—
	—	100,000	(17)	—	49.55	12/9/16	—	—	—	—

	Option Awards							Stock Awards
											Equity
					Equity					Equity	Incentive Plan
					Incentive				Market	Incentive Plan	Awards:
					Plan				Value of	Awards:	Market or
					Awards:				Shares or	Number of	Payout Value
	Number of		Number of		Number of			Number of	Units of	Unearned	of Unearned
	Securities		Securities		Securities			Shares or	Stock	Shares, Units	Shares, Units
	Underlying		Underlying		Underlying			Units of	That	or Other	or Other
	Unexercised		Unexercised		Unexercised	Option	Option	Stock That	Have Not	Rights That	Rights that
	Options (#)		Options (#)		Unearned	Exercise	Expiration	Have Not	Vested	Have Not	Have Not
Name	Exercisable		Unexercisable		Options (#)	Price ($)	Date	Vested (#)	($) (1)	Vested (#)	Vested ($)
Former Officers

Mark King	68,000	(18)	—		—	25.8502	9/28/07	—	—	—	—
	100,000	(18)	—		—	25.8502	9/28/07	—	—	—	—
	100,000	(18)	—		—	25.8502	9/28/07	—	—	—	—
	200,000	(18)	—		—	34.67	9/28/07	—	—	—	—
	160,000	(18)	40,000	(18)	—	37.57	9/28/07	—	—	—	—
	60,000		20,000		—	44.10	6/30/08	—	—	—	—
	30,000		15,000		—	51.90	6/30/08	—	—	—	—
	120,000		—		—	50.25	6/30/08	—	—	—	—
Warren Edwards	30,000	(18)	—		—	23.47	9/28/07	—	—	—	—
	100,000	(18)	—		—	34.67	9/28/07	—	—	—	—
	40,000	(18)	10,000	(18)	—	37.57	9/28/07	—	—	—	—
	45,000		15,000		—	44.10	6/30/08	—	—	—	—
	20,000		10,000		—	51.90	6/30/08	—	—	—	—
	60,000		—		—	50.25	6/30/08	—	—	—	—

(1)	This option was granted on July 23, 2002. This option became fully exercisable on July 23, 2007.

(2)	This option was granted on July 23, 2002. This option became fully exercisable on July 23, 2007.

(3)	This option was granted on August 11, 2003. 20,000 shares became exercisable on August 11, 2007. Assuming continued employment with the Company, the remaining 20,000 shares will become exercisable on August 11, 2008.

(4)	This option was granted on July 30, 2004. 20,000 shares became exercisable on July 30, 2007. Assuming continued employment with the Company, 20,000 shares will become exercisable on July 30 of each of 2008 and 2009.

(5)	This option was granted on March 18, 2005. Assuming continued employment with the Company, 40,000 shares will become exercisable on March 18 of each of 2008, 2009 and 2010.

(6)	This option was granted on December 9, 2006. Assuming continued employment with the Company, 28,000 shares will become exercisable on December 9 of each of 2007, 2008, 2009, 2010 and 2011.

(7)	This option was granted on July 23, 2002. This option became fully exercisable on July 23, 2007.

(8)	This option was granted on August 11, 2003. 10,000 shares became exercisable on August 11, 2007. Assuming continued employment with the Company, the remaining 10,000 shares will become exercisable on August 11, 2008.

(9)	This option was granted on July 30, 2004. 5,000 shares became exercisable on July 30, 2007. Assuming continued employment with the Company, 5,000 shares will become exercisable on July 30 of each of 2008 and 2009.

(10)	This option was granted on March 18, 2005. Assuming continued employment with the Company, 20,000 shares will become exercisable on March 18 of each of 2008, 2009 and 2010.

(11)	This option was granted on December 9, 2006. Assuming continued employment with the Company, 15,000 shares will become exercisable on December 9 of each of 2007, 2008, 2009, 2010 and 2011.

(12)	This option was granted on June 13, 2005. Assuming continued employment with the Company, 20,000 shares will become exercisable on June 13 of each of 2008, 2009 and 2010.

(13)	This option was granted on December 9, 2006. Assuming continued employment with the Company, 20,000 shares will become exercisable on December 9 of each of 2007, 2008, 2009, 2010 and 2011.

(14)	This option was granted on July 21, 2003. 2,000 shares became exercisable on July 21, 2007. Assuming continued employment with the Company, the remaining 2,000 shares will become exercisable on July 21, 2008.

(15)	This option was granted on July 30, 2004. 6,000 shares became exercisable on July 30, 2007. Assuming continued employment with the Company, 2,000 shares will become exercisable on July 30 of each of 2008 and 2009.

(16)	This option was granted on May 3, 2005. Assuming continued employment with the Company, 5,000 shares will become exercisable on May 3 of each of 2008, 2009 and 2010.

(17)	This option was granted on December 9, 2006. Assuming continued employment with the Company, 20,000 shares will become exercisable on December 9 of each of 2007, 2008, 2009, 2010 and 2011.

(18)	These shares were exercised prior to September 28, 2007.

Equity Awards to fund Deason’s Supplemental Executive Retirement Agreement
As discussed under the caption “Mr. Deason’s Supplemental Executive Retirement Agreement” in this Item 11 of this Part III, option grants have been made to Mr. Deason to fund his Supplemental Executive Retirement Agreement, with the vesting and exercise dates matching the funding dates under the Supplemental Executive Retirement Agreement. The following table shows all outstanding equity awards made for that purpose:
Outstanding Equity Awards at Fiscal 2007 Year-End

	Option Awards					Stock Awards
Equity
			Equity					Equity	Incentive Plan
			Incentive				Market	Incentive Plan	Awards:
			Plan				Value of	Awards:	Market or
			Awards:				Shares or	Number of	Payout Value
	Number of	Number of	Number of			Number of	Units of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Stock	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	That	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Have Not	Rights That	Rights that
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Vested	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	($) (1)	Vested (#)	Vested ($)

Darwin Deason	150,000	—	—	11.53125	10/8/08	—	—	—	—
	—	300,000	—	44.10	8/11/13	—	—	—	—

Option Exercises and Stock Vested
No stock options were exercised by any of the named executive officers during fiscal year 2007. The Company has not issued any restricted stock awards to its named executive officers.
Pension Benefits
ACS’s executive officers received no benefits in fiscal 2007 from the Company under any defined pension or defined contribution plans other than the ACS Savings Plan and the ACS Supplemental Savings Plan.

Nonqualified Deferred Compensation
Certain of our named executive officers participate in a non-qualified deferred compensation plan, the ACS Supplemental Savings Plan. Under our ACS Supplemental Savings Plan, HCE’s of ACS, including our named executive officers, are permitted to defer receipt of up to 85% of their base salary, bonus and/or commissions. We match 25% of the first 1% per year that an employee contributes if they have reached the 5% cap in the ACS Savings Plan.
The following table shows certain information for the named executive officers under the ACS Supplemental Savings Plan.
Nonqualified Deferred Compensation
For Fiscal 2007

		Registrant	Aggregate
	Executive	Contributions	Earnings in	Aggregate	Aggregate
	Contributions in	in Last Fiscal	Last Fiscal	Withdrawals/	Balance at Last
	Last Fiscal Year	Year	Year	Distributions	Fiscal Year End
Name	($)	($)	($) (1)	($)	($)
Darwin Deason	—	—	—	—	—
Lynn Blodgett	—	—	—	—	—
John Rexford	25,002	1,128 (1)	5,854	—	47,471
Tom Burlin	—	—	—	—	—
Ann Vezina	4,250	1,026 (2)	4,069	—	26,064
Former Officers
Mark King	—	—	6,314	—	92,836
Warren Edwards	—	—	—	—	—

(1)	Amount of Mr. Rexford’s contribution consists of deferred salary earned in fiscal year 2007. This amount is included in the Salary column in the Summary Compensation Table for Fiscal 2007.

(2)	Amount of Ms. Vezina’s contribution consists of deferred salary earned in fiscal year 2007. This amount is included in the Salary column in the Summary Compensation Table for Fiscal 2007.

Equity Compensation Plan Information
For a summary of certain information related to our stock option and employee stock purchase plans, please see Part II, Item 5 — “MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES” included in the Original Filing.

Post Termination Benefits
Severance Agreements
Certain executive officers of the Company have written severance agreements for benefits that are due to them upon a change of control. Under the severance agreements, one of the conditions to payment of the severance benefit is that one of the following change of control events must occur: (i) we undergo a consolidation or merger in which we are not the surviving company or in which our common stock is converted into cash, securities or other property such that holders of our common stock do not have the same proportionate ownership of the surviving company’s common stock as they held of our common stock prior to the merger or consolidation; (ii) we sell, lease or transfer all or substantially all of our assets to a company in which we own less than 80% of the outstanding voting securities; or (iii) we adopt or implement a plan or proposal for our liquidation. Each such executive officer shall be entitled to receive the severance benefit upon consummation of any change of control event. The executive’s right to receive the severance benefit also accrues if a person or entity (other than one or more trusts established by us for the benefit of our employees or a person or entity that holds 15% or more of our outstanding common stock on the date the particular severance agreement was entered into) becomes the beneficial owner of 15% or more of our outstanding common stock, or if during any period of 24 consecutive months there is a turnover of a majority of the Board of Directors. There shall be excluded from the determination of the turnover of directors: (i) those directors who are replaced by new directors who are approved by a vote of at least a majority of the directors (continuing director) who have been a member of our Board of Directors before the date specified in each respective severance agreement, (ii) a member of the board who succeeds an otherwise continuing director and who was elected, or nominated for election by our stockholders, by a majority of the continuing directors then still in office, and (iii) any director elected, or nominated for election by our stockholders to fill any vacancy or newly created directorship by a majority of the continuing directors still in office.
These severance agreements may be terminated by us with one year advance written notice; however, if a change of control is consummated prior to termination by us, then these agreements will remain in effect for the time necessary to give effect to the terms of the agreements.
The severance agreements provide for cash benefits payable to the executive as well as certain non cash benefits that the Company will be responsible for providing.
The severance benefit to be received by each such executive officer generally includes a lump sum payment, equal to (a) three times the sum of (i) the executive’s per annum base salary, plus (ii) the executive’s bonus (or average commission payment, as applicable) for the preceding fiscal year (or if employed for less than one year, the bonus such executive officer would have received if employed for all of the preceding fiscal year), plus (b) the executive’s target bonus (or average commission payment, as applicable) for the then-current fiscal year, pro rated to reflect the number of days the executive was employed by us in that fiscal year. Under the severance agreements, we will also pay accrued but unpaid compensation and deferred compensation.
In addition, the severance agreements provide that we will (A) for up to three years following the executive’s termination of employment, continue to (i) provide insurance (medical, dental, life insurance, disability and accidental death and dismemberment) benefits to the executive until the executive secures employment that provides replacement insurance and (ii) provide insurance benefits to the executive to the extent any new insurance the executive receives from a subsequent employer does not cover a pre-existing condition, (B) provide outplacement counseling assistance for one year. Also, when determining any executive’s eligibility for post-retirement benefits under any welfare benefit plan, the executive shall be credited with three years of participation and age credit, and (C) maintain director’s and officer’s liability insurance on behalf of the executive, at the level in effect immediately prior to the change of control, for the five (5) year period following the Change of Control.
The executive is also entitled to receive additional payments to compensate for the effect of excise taxes imposed under Section 4999 of the Code and any interest or penalties associated with these excise taxes upon payments made by us for the benefit of the executive. The excise tax amounts have not been estimated or included in the table below due to the number of variables that would affect the actual amount of such a payout. Any excise tax gross up that may be owed by the Company to reimburse the executives for their actual excise tax liability would be determined based on the total change of control compensation, including, if applicable, the accelerated vesting of equity options held by the executives, and the amount of such options held at the change of control date, the exercise prices and vesting dates of each grant outstanding. Other significant variable factors which would effect the calculation of excise tax gross up would be the actual change of control date, stock price paid upon the change of control, the determination of the future federal, state and local income tax rates applicable for the affected executives, and the actual terms and structure of the change of control transaction, such as valuation methodology for stock options, whether equity stock and or options held by the executives may be cashed out, substituted for equity of the acquirer, substituted for options of the acquirer, or some combination of these. Due to the wide variety of assumptions that may be made for each of these factors and the uncertainty of whether executives would actually incur an excise tax, the estimate of any excise tax gross up that may be due has not been included in the table below. If an excise tax was incurred by an executive, the excise tax gross up cash payment payable by the Company to the executive is determined by the following formula:
(Tentative excise tax before gross up)
divided by
(one less the sum of all tax rates applicable to the executive, such as excise tax rate(s), federal income tax rate, medicare tax rate, social security tax rate (only if such executive has not already exceeded the maximum wage base for the calendar year of the change of control), state income tax rate, and any local income tax rates (e.g., city, county or other taxing jurisdiction))
Mr. Deason’s Employment Agreement
Mr. Deason’s Employment Agreement provides for severance benefits for Mr. Deason upon a change of control. The terms and other provisions of Mr. Deason’s Employment Agreement, are discussed under the caption “Mr. Deason’s Employment Agreement” following the caption “Grants of Plan-Based Awards” table in this Item 11 of this Part III.
Under the Employment Agreement, one of the conditions to payment of the severance benefit is that one of the following change of control events must occur: (i) we undergo a consolidation or merger in which we are not the surviving company or in which our common stock is converted into cash, securities or other property such that holders of our common stock do not have the same proportionate ownership of the surviving company’s common stock as they held of our common stock prior to the merger or consolidation; (ii) we sell, lease or transfer all or substantially all of our assets to a company in which we own less than 80% of the outstanding voting securities; or (iii) we adopt or implement a plan or proposal for our liquidation. Mr. Deason shall be entitled to receive the severance benefit upon consummation of any change of control event. Mr. Deason’s right to receive the severance benefit also accrues if a person or entity (other than one or more trusts established by us for the benefit of our employees) becomes the beneficial owner of 20% or more of our outstanding common stock, or if during any period of 24 consecutive months there is a turnover of a majority of the Board of Directors. There shall be excluded from the determination of the turnover of directors: (i) those directors who are replaced by new directors who are approved by a vote of at least a majority of the directors (continuing director) who have been a member of our Board of Directors since February 1, 1999, (ii) a member of the Board who succeeds an otherwise continuing director and who was elected, or nominated for election by our stockholders, by a majority of the continuing directors then still in office, (iii) any director elected, or nominated for election by our stockholders to fill any vacancy or newly created directorship by a majority of the continuing directors still in office, and (iv) a member of the Board who succeeds an otherwise continuing director and who was selected and appointed by Mr. Deason to fill the unexpired term of a director who, because such person is no longer an officer of the Company, is no longer on the Board.
The severance benefit to be received by Mr. Deason upon a change of control event includes a lump sum payment, equal to (a) the number of years (including partial years) remaining under his Employment Agreement times the sum of (i) his per annum base salary at the time of the change of control, plus (ii) the greater of (x) his bonus for the immediately preceding fiscal year or (y) the average of his bonus for the immediately preceding two fiscal years, plus (b) his target bonus for the then-current fiscal year, pro rated to reflect the number of days the executive was employed by us in that fiscal year. Among other things, the Employment Agreement also provides that we will, (A) for up to three years following the executive’s termination of employment, continue to (i) provide insurance (medical, dental, life insurance, disability and accidental death and dismemberment) benefits to the executive at the highest level of coverage provided to Mr. Deason prior to the change of control until the executive secures employment that provides replacement insurance and (ii) provide insurance benefits to the executive to the extent any new insurance the executive receives from a subsequent employer does not cover a pre-existing condition, and (B) provide outplacement counseling assistance and (C) maintain director’s and officer’s liability insurance on behalf of the executive, at the level in effect immediately prior to the change of control, for the three (3) year period following the change of control, and throughout the period of any applicable statute of limitations. Under the Employment Agreement, we will also pay accrued but unpaid compensation and deferred compensation. Also, when determining Mr. Deason’s eligibility for post-retirement benefits under any welfare benefit plan, he shall be credited with three years of participation and age credit. Mr. Deason shall also become vested in the benefits provided under any Company retirement or successor plan (in addition to any benefits under the Supplemental Executive Retirement Agreement).

Under his Employment Agreement, Mr. Deason is entitled to receive the same excise tax gross-up benefit as in the severance agreements described under the caption “Severance Agreements” in this Item 11 of this Part III.

Severance Payments
The table below includes only estimated cash compensation and the estimated value of non cash benefits per the terms of the employment and severance agreements, if as of September 30, 2007. It does not include any value of any equity stock or options that the executive may dispose of in a change of control transaction.

Executive	Cash
Officer	Payment(a)	Value of Non Cash Benefits (b)

Darwin Deason	10,606,124 (c)	546,840
Lynn Blodgett	6,259,673	484,095
Tom Burlin	3,500,962	505,839
John Rexford	3,725,075	469,908
Ann Vezina	3,621,012	436,923
Bill Deckelman	2,835,738	458,406

(a)	The cash payment is principally composed of the base salary and bonus component, but also includes the cash payment for accrued but unpaid compensation, 401(k) deferred compensation and supplemental deferred compensation.

(b)	The non-cash benefits include an estimate for director’s and officer’s liability insurance, continued insurance benefits and outplacement counseling.

(c)	The amounts do not include any payments due to Mr. Deason arising under his Supplemental Executive Retirement Agreement. For a discussion of this liability, see the caption “Mr. Deason’s Supplemental Executive Retirement Agreement” immediately following.
Mr. Deason’s Supplemental Executive Retirement Agreement
We entered into a Supplemental Executive Retirement Agreement with Mr. Deason in December 1998, which was amended in August 2003 to conform the normal retirement date specified therein to our fiscal year end next succeeding the termination of the Employment Agreement between Mr. Deason and us. The normal retirement date under the Supplemental Executive Retirement Agreement was subsequently amended in June 2005 to conform to the termination date of the Employment Agreement with the exception of the determination of any amount deferred in taxable years prior to January 1, 2005 for purposes of applying the provisions of the American Jobs Creation Act of 2004 and the regulations and interpretive guidance published pursuant thereto (the “AJCA”). Pursuant to the Supplemental Executive Retirement Agreement, which was reviewed and approved by the Board of Directors, Mr. Deason will receive a benefit upon the occurrence of certain events equal to an actuarially calculated amount based on a percentage of his average monthly compensation determined by his monthly compensation during the highest 36 consecutive calendar months from among the 120 consecutive calendar months ending on the earlier of his termination of employment or his normal retirement date. The amount of this benefit payable by us will be offset by the value of particular options granted to Mr. Deason (including 150,000 shares covered by options granted in October 1998 with an exercise price of $11.53125 per share and 300,000 shares granted in August 2003 with an exercise price of $44.10). To the extent that we determine that our estimated actuarial liability under the Supplemental Executive Retirement Agreement exceeds the “in the money” value of such options, such deficiency would be reflected in our results of operations as of the date of such determination. In the event that the value of the options granted to Mr. Deason exceeds the benefit, such excess benefit would accrue to Mr. Deason and we would have no further obligation under the Supplemental Executive Retirement Agreement. The percentage applied to the average monthly compensation is 56% for benefit determinations made on or any time after May 18, 2005. The events triggering the benefit are retirement, total and permanent disability, death, resignation, and change of control or termination for any reason other than cause. The benefit will be paid in a lump sum or, at the election of Mr. Deason, in monthly installments over a period not to exceed 10 years. We estimate that our obligation with respect to Mr. Deason under the Supplemental Executive Retirement Agreement was approximately $9.4 million at September 30, 2007. The value (the excess of the market price over the option exercise price) of the options at September 30, 2007 was $7.6 million. If the payment is caused by a change of control and at such time Mr. Deason would be subject to an excise tax under the Code with respect to the benefit, the amount of the benefit will be grossed-up to offset this tax.
Compensation Committee Interlocks and Insider Participation
During fiscal year 2007, the Compensation Committee was comprised solely of independent directors: Joseph P. O’Neill, J. Livingston Kosberg and Robert B. Holland, III (Mr. Holland was appointed to the Committee in January 2007). No member of our Compensation Committee during the fiscal year 2007, or currently, was an employee or officer or former employee or officer of the Company or any of its subsidiaries or had any interest in a transaction or relationship requiring disclosure under Item 404 of Regulation S-K during fiscal year 2007. None of our executive officers served on the Board of Directors or on the compensation committee of any other entity, for which any executive officers of such other entity served either on our Board or on our Compensation Committee. For information on insider participation, see the section entitled “Certain Relationships and Related Transactions” in Item 13 of this Part III.

Director Compensation
For Fiscal 2007
The following table shows compensation information for our current non-employee directors for fiscal year 2007.

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
	Fees Earned	Stock	Option	Incentive Plan	Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)(1)	($)	($) (2)	($)	Earnings ($)	($)	Total ($)
Frank A. Rossi	217,000	—	114,058	—	—	—	331,058
Joseph P. O’Neill	113,500	—	123,010	—	—	—	236,510
J. Livingston Kosberg	201,000	—	105,009	—	—	—	306,009
Dennis McCuistion	107,000	—	105,009	—	—	—	212,009
Robert B. Holland, III	163,500	—	44,935	—	—	—	208,435

(1)	This column reports the amount of cash compensation paid in fiscal year 2007 for Board and Committee service. This column includes fees paid to our non-employee directors for attending Board and Committee meetings (in person or telephonically), service as lead independent director, service as chair of one of the Committees of the Board, annual retainer, participation in the Special Committee overseeing the internal investigation of our stock option grant practices and participation in the Special Committee evaluating the Company’s strategic alternatives. The following table shows fees paid to each director as they relate to such categories:

						Fees related to	Fees related to
						Special	Special
			Lead			Committee-	Committee-
	Board	Committee	Independent	Committee	Annual	Stock Option	Strategic
	Meeting	Meeting	Director	Chairmanship	Retainer	Investigation	Alternatives
Director	Fees($)	Fees ($)	Fees ($)	Fees ($)	Fees ($)	($)	($)	Total ($)

Frank A. Rossi	22,000	15,000	—	15,000	45,000	20,000	100,000 (b)	217,000
Joseph P. O’Neill	22,000	9,000	17,500 (a)	—	45,000	20,000	(b)	113,500
J. Livingston Kosberg	22,000	9,000	—	5,000	45,000	20,000	100,000 (b)	201,000
Dennis McCuistion	22,000	15,000	—	5,000	45,000	20,000	(b)	107,000
Robert B. Holland, III	9,000	7,000	—	—	22,500	—	125,000 (b)	163,500

(a)	Effective July 1, 2007, the lead independent director fee was increased to $25,000 for fiscal year 2008. The Company inadvertently made a payment to Mr. O’Neill in May 2007 for services based on the fiscal year 2008 lead independent director fee rate, resulting in an additional $2,500 paid to Mr. O’Neill. This $2,500 additional compensation amount will be adjusted during fiscal year 2008, through a deduction from amounts payable to Mr. O’Neill in fiscal year 2008.

(b)	At the call of the non-management directors, the Board of Directors held a special meeting on April 26, 2007 with only the five non-management directors attending. During that meeting the Board (i) approved fees for the two non-management directors, who were not members of the Special Committee of $2,500 per meeting, where the purpose of such meeting is to discuss strategic alternatives and whether such meeting is in person or telephonic, and (ii) appointed a Fee Engagement Committee, which was comprised of the two non-management directors who were not members of the Special Committee. The Fee Engagement Committee was authorized by the Board to set fees to be paid to the three members of the Special Committee. The Fee Engagement Committee met immediately after the Board meeting and set fees for the three members of the Special Committee. The amounts reflected are payments made in May 2007 to the three members of the Special Committee in accordance with the action taken by the Fee Engagement Committee. No per meeting fees were paid in fiscal year 2007 to the two non-management directors who were not members of the Special Committee.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options previously granted to the directors. The fair value was estimated using the Black-Sholes option-pricing model in accordance with SFAS 123(R). For a discussion of valuation assumptions used in the SFAS 123(R) calculations, see Note 2 of the Notes to our Consolidated Financial Statements. The following directors have outstanding option awards at the end of fiscal year 2007: Mr. Rossi (32,500), Mr. O’Neill (92,500), Mr. Kosberg (32,500), Mr. McCuistion (32,500) and Mr. Holland (40,000).
Directors who are employees of ACS receive no compensation for their services as a director. Our compensation program for non-employee directors is designed to attract and retain qualified directors by offering compensation that is competitive with other companies and recognizes the time, expertise and accountability required by Board service. The Board must approve any changes to the director compensation program.
In fiscal year 2007, our non-management directors were eligible to receive the following compensation for their services:

Fiscal Year 2007

• Independent Director Annual Retainer	$45,000
• Lead Independent Director Annual Retainer	$15,000 (a)
• Audit Committee Chair Annual Retainer	$15,000
• Nominating and Corporate Governance Committee Chair Annual Retainer	$5,000
• Compensation Committee Chair Annual Retainer	$5,000
• Board Meeting (in person)	$2,000
• Board Meeting (telephonic)	$1,000
• Audit Committee Meeting (in person)	$2,000
• Audit Committee Meeting (telephonic)	$1,000
• Annual Stock Option Grant	7,500 shares
• Initial Stock Option Grant	40,000 shares

(a)	Effective July 1, 2007, the lead independent director fee was increased to $25,000 for fiscal year 2008.
Pursuant to our Executive Benefit Plan, as amended, directors are also eligible for reimbursement up to $1,000 annually for any physical examination for the director performed by a designated physician or other licensed physician of their choice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Management and Principal Stockholders
The following table sets forth, as of September 30, 2007, certain information with respect to the shares of Class A common stock and the Class B common stock beneficially owned by (i) stockholders known to us through their SEC filings to own more than 5% of the outstanding shares of such classes, (ii) each of our directors and Named Executive Officers, and (iii) all of our executive officers and directors as a group.

	Amount		Amount		Percent of
	and Nature	Percent of	and Nature	Percent of	Total Shares	Percent of
	of	Total Shares	of	Total Shares	of Class A	Total
	Beneficial	of Class A	Beneficial	of Class B	and Class B	Voting
	Ownership	Common	Ownership	Common	Common	Power
	of Class A	Stock	of Class B	Stock	Stock	Owned
	Common	Owned	Common	Owned	Owned	Beneficially
Name	Stock	Beneficially	Stock	Beneficially	Beneficially	(1)
BENEFICIAL OWNERS OF MORE THAN 5% OF OUR COMMON STOCK
Pzena Investment Management, LLC (2) 120 West 45th Street 20th Floor New York, NY 10036	8,112,120	8.64%	—	—	8.08%	5.08%
SECURITY OWNERSHIP OF MANAGEMENT
Darwin Deason (3)	2,739,864	2.90%	6,599,372	100%	9.23%	41.11%
Lynn Blodgett (4)	397,300	*	—	—	*	*
John Rexford (5)	183,928	*	—	—	*	*
Tom Burlin (6)	40,000	*	—	—	*	*
Ann Vezina (7)	25,310	*	—	—	*	*
Frank A. Rossi (8)	72,000	*	—	—	*	*
Joseph P. O’Neill (9)	109,620	*	—	—	*	*
J. Livingston Kosberg (10)	23,000	*	—	—	*	*
Dennis McCuistion (11)	18,595	*	—	—	*	*
Robert B. Holland, III	0	*	—	—	*	*
All Current Executive Officers and Directors as a Group (persons) (12)	3,911,416	4.09%	6,599,372	100%	10.28%	41.55%
Named Executive Officers who resigned in FY 2007
Mark A. King (13)	245,000	*	—	—	*	*
Warren D. Edwards (14)	155,307	*	—	—	*	*
All Current and Listed Former Executive Officers and Directors as a Group (15)	4,311,273	4.49%	6,599,372	100%	10.63%	41.69%

*	Less than 1%

(1)	In calculating the percent of total voting power, the voting power of shares of Class A common stock (one vote per share) and Class B common stock (10 votes per share) are aggregated. As of September 30, 2007, there were 93,841,106 shares of Class A common stock and 6,599,372 shares of Class B common stock issued and outstanding.

(2)	Based on filings by the stockholder with the SEC dated August 14, 2007. Such stockholder has indicated that as of June 30, 2007, it has sole voting power with respect to 5,554,607 shares and no voting power with respect to the remaining shares and sole investment power with respect to 7,980,745 shares and other investment power with respect to the remaining shares.

(3)	The shares of our Class A common stock noted in the table include 750,000 shares of Class A common stock which are not outstanding but are subject to options exercisable within 60 days of September 30, 2007; and 6,970 shares owned by Mr. Deason through the ACS Employee Stock Purchase Plan. See discussion of Mr. Deason’s voting rights under the caption “Voting Rights of Our Chairman” in Item 7 of Part II of the Original Filing.

(4)	Includes 395,800 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within 60 days of September 30, 2007.

(5)	Includes 175,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within 60 days of September 30, 2007; 1,000 shares of our Class A common stock owned through an Individual Retirement Account; 2,100 shares of our Class A common stock owned through the ACS Savings Plan; and 5,828 shares of our Class A common stock owned through the ACS Employee Stock Purchase Plan.

(6)	Includes 40,000 shares of our Class A common stock, which are not outstanding, but are subject to options exercisable within 60 days of September 30, 2007.

(7)	Includes 24,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within 60 days of September 30, 2007; 41 shares of our Class A common stock owned through the ACS Savings Plan; and 1,269 shares of our Class A common stock owned through the ACS Employee Stock Purchase Plan.

(8)	Includes 22,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within 60 days of September 30, 2007.

(9)	Includes 82,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within 60 days of September 30, 2007.

(10)	Includes 18,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within 60 days of September 30, 2007. All shares are held in the Livingston Kosberg Trust. Mr. Kosberg holds the sole voting power and sole investment power with respect to such shares as Trustee.

(11)	Includes 18,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within 60 days of September 30, 2007. All shares are held in the McCuistion and Associates, Inc. Profit Sharing Plan. Mr. McCuistion holds the sole voting power and sole investment power with respect to such shares.

(12)	Includes 1,824,500 shares of our Class A common stock, which are not outstanding, but are subject to options exercisable within 60 days of September 30, 2007; 1,000 shares of our Class A common stock owned through an Individual Retirement Account; 2,910 shares of our Class A common stock owned through the ACS Savings Plan; and 15,397 shares of our Class A common stock owned through the ACS Employee Stock Purchase Plan.

(13)	Represents 245,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within 60 days of September 30, 2007. Mr. King resigned as a director and our President and Chief Executive Officer effective as of November 26, 2006.

(14)	Includes 150,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within 60 days of September 30, 2007; and 433 shares owned through the ACS Savings Plan. Mr. Edwards resigned as our Executive Vice President and Chief Financial Officer effective as of November 26, 2006.

(15)	Includes 2,219,500 shares of our Class A common stock, which are not outstanding, but are subject to options exercisable within 60 days of September 30, 2007; 1,000 shares of our Class A common stock owned through an Individual Retirement Account; 3,343 shares of our Class A common stock owned through the ACS Savings Plan; and 15,397 shares of our Class A common stock owned through the ACS Employee Stock Purchase Plan.
Equity Compensation Plan Information
Information regarding our securities authorized for issuance under equity compensation plans is included in Item 5 of Part II of the Original Filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Certain Relationships and Related Transactions
Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” in Item 7 of Part II of the Original Filing.
Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Potential Sale of the Company” in Item 7 of Part II of the Original Filing for a discussion of the proposal received from our Chairman, Darwin Deason, and Cerberus to acquire all of the outstanding shares of the Company.
We currently employ approximately 60,000 employees and actively recruit qualified candidates for our employment needs. Relatives of our executive officers and other employees are eligible for hire by the Company. We currently have five employees who receive more than $120,000 in annual compensation (salary, bonus and commission) who are related to our current executive officers as of June 30, 2007, including executive officers who are also directors. These are routine employment arrangements entered into in the ordinary course of business and the compensation of each such family member is commensurate with that of their peers. None of our executive officers have a material interest in any of these employment arrangements. All of these family members are at levels below senior vice president except Thomas Blodgett who is the brother of Lynn Blodgett, President and Chief Executive Officer. Thomas Blodgett is employed as Executive Vice President and Group President — Business Process Solutions and earned $615,544 in base salary and bonus compensation during fiscal year 2007. He was granted options to purchase 50,000 shares of our Class A common stock during fiscal year 2007. Thomas Blodgett reports to Tom Burlin, Chief Operating Officer. The annual compensation (salary, bonus and commission) for the remaining four employees ranges from approximately $171,626 to $360,112.
All new or continuing related party transactions will be reviewed by our Board of Directors, the Nominating and Corporate Governance Committee or the Compensation Committee, as appropriate, to ensure the transactions are fair to us.
Please see Directors, Executive Officers and Corporate Governance under the caption “Corporate Governance” in Item 10 of this Part III for information regarding director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm’s Fees
Fees for professional services provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm, in each of the last two fiscal years, in each of the following categories, were as follows (in thousands):

	2007	2006
Audit Fees	$5,142	$3,741
Audit-Related Fees	136	412
Tax Fees	93	87
All Other Fees	53	93

Total Fees	$5,424	$4,333

Audit Fees includes fees for assistance with and review of documents filed with the SEC, including our annual and interim financial statements and required consents. Audit Fees also include fees (i) for the audit of internal controls over financial reporting and management’s evaluation of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and (ii) related to our internal investigation into our stock option grant practices. Audit-Related Fees include fees for accounting consulting services and matters related to mergers, acquisitions and divestitures. Tax Fees include fees for tax consulting and tax compliance and preparation work. All Other Fees include fees for research tools.
All audit and non-audit services provided to us by our independent registered public accounting firm are required to be pre-approved by the Audit Committee in accordance with the policies and procedures set forth in our current Audit Committee Charter. The Audit Committee has approved all of our independent registered public accounting firm’s engagements and fiscal year 2007 and 2006 fees presented above pursuant to its pre-approval policy.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents have been filed as part of this report.
1.	None.

2.	None.

3.	Exhibits:
31.3 — Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated October 19, 2007.
31.4 — Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated October 19, 2007.
32.3 — Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated October 19, 2007. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.4 — Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated October 19, 2007. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
(c)	Not applicable.

(d)	Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized representative.

Affiliated Computer Services, Inc.
Date: October 19, 2007
	By:	/s/ Kevin Kyser
Kevin Kyser
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of October 2007.

Signature	Title
/s/ Darwin Deason (Darwin Deason)	Director, Chairman of the Board
/s/ Lynn R. Blodgett (Lynn R. Blodgett)	Director, President and Chief Executive Officer
/s/ John H. Rexford (John H. Rexford)	Director, Executive Vice President
/s/ Kevin Kyser (Kevin Kyser)	Executive Vice President and Chief Financial Officer
/s/ Laura Rossi (Laura Rossi)	Senior Vice President, Corporate Controller and Interim Chief Accounting Officer
/s/ J. Livingston Kosberg (J. Livingston Kosberg)	Director
/s/ Joseph P. O’Neill (Joseph P. O’Neill)	Director
/s/ Frank A. Rossi (Frank A. Rossi)	Director
/s/ Dennis McCuistion (Dennis McCuistion)	Director
(Robert B. Holland, III)	Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
2.1	Stock Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Corporation and Affiliated Computer Services, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Service, Inc. and Affiliated Computer Services, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.3	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).

2.4	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).

2.5	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on September 11, 2003 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between Affiliated Computer Services, Inc. and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).

4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between Affiliated Computer Services, Inc. and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).

4.4	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.3)).

4.5	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.6	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.7	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.8	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.9	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

9.1	Voting Agreement dated February 9, 2006 by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 9.1 to our Quarterly Report on Form 10-Q filed February 9, 2006 and incorporated herein by reference).

10.1†	Amended Stock Option Plan of Affiliated Computer Services, Inc. (filed as Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-1, filed July 15, 1994, File No. 33-79394 and incorporated herein by reference).

10.2†	1997 Stock Incentive Plan of Affiliated Computer Services, Inc. (filed as Appendix D to our Joint Proxy Statement on Schedule 14A, filed November 14, 1997 and incorporated herein by reference).

10.3†	Amendment No.1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004 (filed as Exhibit 4.6 to our Registration Statement on Form S-8, filed December 6, 2005 and incorporated herein by reference).

10.4†	2007 Equity Incentive Plan of Affiliated Computer Services, Inc. (filed as Appendix C to our Proxy Statement on Schedule 14A, filed April 30, 2007 and incorporated herein by reference).

10.5†	Form of Directors Indemnification Agreement (filed as Exhibit 10.20 to Amendment No. 3 to our Registration Statement on Form S-1, filed August 23, 1994, File No. 33-79394 and incorporated herein by reference).

10.6†	Form of Severance Agreement, each dated as of March 1, 2004 except as otherwise noted, by and between Affiliated Computer Services, Inc. and each of Mark A. King, Warren D. Edwards, Lynn Blodgett, Harvey Braswell (September 14, 2004), John Brophy, William L. Deckelman, Jr. and Ann Vezina (May 25, 2006) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 17, 2004 and incorporated herein by reference).

10.7†	Form of Amendment No. 1 to Severance Agreement, each dated as of February 2, 2005, by and between Affiliated Computer Services, Inc. and each of Mark A. King, Warren D. Edwards, Lynn Blodgett, Harvey Braswell, John Brophy and William L. Deckelman, Jr. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 8, 2005 and incorporated herein by reference).

10.8†	Severance Agreement, dated as of February 2, 2005, by and between Affiliated Computer Services, Inc. and John Rexford (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed February 8, 2005 and incorporated herein by reference).

10.9†	Amendment No. 2 to Severance Agreement, dated as of April 30, 2007, by and between Affiliated Computer Services, Inc. and John H. Rexford (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed May 2, 2007 and incorporated herein by reference).

10.10†	Severance Agreement, dated as of June 13, 2005, by and between Affiliated Computer Services, Inc. and Tom Burlin (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 16, 2005 and incorporated herein by reference).

10.11†	Supplemental Executive Retirement Agreement, dated as of December 15, 1998, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed September 29, 1999 and incorporated herein by reference).

10.12†	Amendment to Supplemental Executive Retirement Agreement, dated as of November 13, 2003, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

10.13†	Amendment No. 2 to Supplemental Executive Retirement Agreement, dated as of June 30, 2005, by and

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2005 and incorporated herein by reference).

10.14†	Employment Agreement, dated February 16, 1999 between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10(iii)(A) to our Quarterly Report on Form 10-Q, filed May 17, 1999 and incorporated herein by reference).

10.15†	Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2004 and incorporated herein by reference).

10.16	Five Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 27, 2004, by and among Affiliated Computer Services, Inc., other Borrowers from time to time party thereto, the Lender Parties from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and others (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 29, 2004 and incorporated herein by reference).

10.17	Guaranty, dated as of October 27, 2004, by Affiliated Computer Services, Inc. for the benefit of JPMorgan Chase Bank, as Administrative Agent for the benefit of the Lender Parties (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed October 29, 2004 and incorporated herein by reference).

10.18†	Affiliated Computer Services, Inc. Executive Benefit Plan, effective as of January 1, 2002, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.19†	Summary of Independent Director Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed August 29, 2005 and incorporated herein by reference).

10.20†	Form of Stock Option Agreement (filed as Exhibit 10.17 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.21†	Form of Stock Option Agreement (UK grant) (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.22†	Named Executive Officer Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed September 14, 2005 and incorporated herein by reference).

10.23†	Named Executive Officer Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).

10.24†	Agreement, dated as of September 30, 2005, between Affiliated Computer Services, Inc. and Jeffrey A. Rich (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).

10.25	Credit Agreement, dated March 20, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and various other agents, lenders and issuers (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.26	Amendment No. 1 to Credit Agreement dated as of March 30, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.24 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.27	Amendment No. 2 to Credit Agreement dated as of July 6, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.28	Amendment No. 3, Consent and Waiver to and under Credit Agreement, dated September 21, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
28, 2006 and incorporated herein by reference).

10.29	Amendment No. 4, Consent and Waiver to and under Credit Agreement, dated December 18, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 22, 2006 and incorporated herein by reference).

10.30	Pledge and Security Agreement, dated March 20, 2006, by and among Affiliated Computer Services and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.31	Deed of Assignment, dated March 20, 2006, by and among the companies listed on Schedule thereto, as Assignors, and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.32	Assignment of Receivables, dated March 20, 2006, by and among the entities listed in Schedule 1 thereto, as Assignors, and Citicorp USA, Inc. as Security Agent (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.33	Agreement and Deed of the Creation of a First Ranking Right of Pledge of Shares in Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.5 on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.34	Agreement and Deed of the Creation of a First Ranking Right of Pledge of Receivables of Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.35†	Form of Stock Option Agreement (Switzerland, Canton of Fribourg) (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed May 15, 2006 and incorporated herein by reference).

10.36†	Form of Stock Option Agreement (Switzerland, Cantons of Aargau, Basel-Landschaft, Bern & Zurich) (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed May 15, 2006 and incorporated herein by reference).

10.37†	1997 Stock Incentive Plan for Employees in France (filed as Exhibit 10.35 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.38†	Form of Stock Option Agreement (France) (filed as Exhibit 10.36 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.39	Affirmation of Liens and Guaranties, dated as of July 6, 2006, by and among Affiliated Computer Services, Inc. and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.40	Confirmation Deed, dated as of July 6, 2006, by and among the entities listed on the Schedule thereto and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.41	Engagement Letter between Rich Capital, LLC and Affiliated Computer Services, Inc. dated June 9, 2006 (filed as Exhibit 10.1 on Form 8-K, filed June 12, 2006 and incorporated herein by reference).

10.42	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Mark A. King (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

10.43	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Warren D. Edwards (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

10.44	Exclusivity Agreement dated as of March 20, 2007 between Darwin Deason and Cerberus Capital Management, L.P. (filed as Exhibit 99.3 to our Current Report on Form 8-K, filed June 11, 2007 and incorporated herein by reference).

10.45	Waiver Agreement dated as of June 10, 2007 between Affiliated Computer Services, Inc., Darwin Deason

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
and Cerberus Capital Management, L.P. (filed as Exhibit 99.2 to our Current Report on Form 8-K, filed June 11, 2007 and incorporated herein by reference).

21.1*	Subsidiaries of Affiliated Computer Services, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, dated August 29, 2007.

23.2*	Consent of Value Incorporated, dated August 22, 2007.

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated August 29, 2007.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated August 29, 2007.

31.3**	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated October 19, 2007.

31.4**	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated October 19, 2007.

32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated August 29, 2007. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated August 29, 2007. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.3**	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated October 19, 2007. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.4**	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated October 19, 2007. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed with Original Filing.

**	Filed with Form 10-K/A

†	Management contract or compensatory plan or arrangement.