Form 10-Q
period 2007-09-30
AFFILIATED COMPUTER SERVICES INC
filed 2007-11-09
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	October 29, 2007
Class A Common Stock, $.01 par value	93,890,441
Class B Common Stock, $.01 par value	6,599,372

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$246,015	$307,286
Accounts receivable, net	1,387,656	1,257,108
Income taxes receivable	34,610	13,268
Prepaid expenses and other current assets	241,957	232,872

Total current assets	1,910,238	1,810,534

Property, equipment and software, net	899,694	897,319
Goodwill	2,621,120	2,612,368
Other intangibles, net	448,450	481,378
Other assets	199,504	180,830

Total assets	$6,079,006	$5,982,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$149,489	$97,951
Accrued compensation and benefits	139,817	246,742
Other accrued liabilities	375,893	400,238
Deferred taxes	61,432	14,418
Current portion of long-term debt	48,814	47,039
Current portion of unearned revenue	146,577	164,484

Total current liabilities	922,022	970,872

Senior Notes, net of unamortized discount	499,469	499,449
Other long-term debt	1,853,628	1,842,823
Deferred taxes	347,340	367,565
Other long-term liabilities	293,746	235,552

Total liabilities	3,916,205	3,916,261

Commitments and contingencies (See Notes 2, 4 and 13)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 114,843 and 113,960 shares issued, respectively	1,148	1,139
Class B convertible common stock, $.01 par value, 14,000 shares authorized, 6,600 shares issued and outstanding	66	66
Additional paid-in capital	1,679,366	1,642,900
Accumulated other comprehensive income, net	19,874	15,916
Retained earnings	1,518,315	1,462,115
Treasury stock at cost, 21,002 shares	(1,055,968)	(1,055,968)

Total stockholders’ equity	2,162,801	2,066,168

Total liabilities and stockholders’ equity	$6,079,006	$5,982,429

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2007	2006
Revenues	$1,493,083	$1,385,438

Operating expenses:
Cost of revenues:
Wages and benefits	699,949	666,616
Services and supplies	341,766	291,362
Rent, lease and maintenance	184,918	179,056
Depreciation and amortization	90,824	81,638
Other	6,915	10,614

Total cost of revenues	1,324,372	1,229,286

Other operating expenses	23,310	15,294

Total operating expenses	1,347,682	1,244,580

Operating income	145,401	140,858

Interest expense	43,970	46,013
Other non-operating income, net	(680)	(2,618)

Pretax profit	102,111	97,463

Income tax expense	35,967	36,080

Net income	$66,144	$61,383

Earnings per share:
Basic	$0.66	$0.59

Diluted	$0.65	$0.59

Shares used in computing earnings per share:

Basic	99,721	103,452

Diluted	100,986	104,761

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$66,144	$61,383

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,824	81,638
Stock-based compensation expense	7,601	7,744
Excess tax benefit on stock-based compensation	(1,955)	(31)
Deferred income tax expense	3,791	5,838
Impairment charges	—	1,231
(Gain) loss on investments	1,853	(1,300)
Gain on sale of business	—	(726)
Other non-cash activities	6,325	5,781
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(130,635)	(7,202)
Prepaid expenses and other current assets	(3,701)	(9,442)
Other assets	(3,598)	(2,324)
Accounts payable	51,547	(13,762)
Accrued compensation and benefits	(106,925)	(33,288)
Other accrued liabilities	(2,796)	35,607
Income taxes payable/receivable	36,322	26,142
Other long-term liabilities	5,058	(438)
Unearned revenue	(11,832)	16,331

Total adjustments	(58,121)	111,799

Net cash provided by operating activities	8,023	173,182

Cash flows from investing activities:
Purchases of property, equipment and software, net	(65,841)	(101,498)
Additions to other intangible assets	(9,481)	(9,089)
Payments for acquisitions, net of cash acquired	(23,697)	(33,988)
Purchases of investments	—	(6,360)

Net cash used in investing activities	(99,019)	(150,935)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	22,961	1,356,956
Payments of long-term debt	(22,365)	(615,088)
Purchase of treasury shares	—	(730,689)
Excess tax benefit on stock-based compensation	1,955	31
Proceeds from stock options exercised	27,276	5,023
Proceeds from issuance of treasury shares	—	2,923
Other	(102)	—

Net cash provided by financing activities	29,725	19,156

Net change in cash and cash equivalents	(61,271)	41,403
Cash and cash equivalents at beginning of period	307,286	100,837

Cash and cash equivalents at end of period	$246,015	$142,240

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
Affiliated Computer Services, Inc., (the “Company”) is a Fortune 500 and S&P 500 company with approximately 62,000 employees providing business process outsourcing and information technology services to commercial and government clients. We were incorporated in Delaware on June 8, 1988 and our corporate headquarters are located in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.
The consolidated financial statements are comprised of our accounts and the accounts of our controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with our consolidated financial statements for the year ended June 30, 2007. The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period. The results for the interim period are not necessarily indicative of results to be expected for the year.
Significant accounting policies are detailed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
We present cost of revenues in our Consolidated Statements of Income based on the nature of the costs incurred. Substantially all these costs are incurred in the provision of services to our customers. The selling, general and administrative costs included in cost of revenues are not material and are not separately presented in the Consolidated Statements of Income.
2. DEASON/CERBERUS PROPOSAL
On March 20, 2007, we received a proposal from Darwin Deason, our Chairman, and Cerberus Capital Management, L.P. (“Cerberus”), on behalf of certain funds and accounts managed by it or its affiliates to acquire all of the outstanding shares of the Company for $59.25 per share in cash, other than certain shares and options held by Mr. Deason and members of our management team. On April 21, 2007, we received a revised proposal from Mr. Deason and Cerberus to acquire, for a cash purchase price of $62 per share, all of the outstanding shares of our common stock, other than certain shares and options held by Mr. Deason and members of our management team that would be rolled into equity securities of the acquiring entity in connection with the proposed transaction.  In connection with this proposal Mr. Deason entered into an Exclusivity Agreement with Cerberus.  On October 30, 2007, Cerberus withdrew its offer to acquire the Company.
During the first quarter of fiscal year 2008, we recognized approximately $4.1 million in legal and other costs related to this potential transaction and $0.8 million related to shareholder derivative lawsuits related to this potential transaction.  Through September 30, 2007, we have recognized approximately $8.1 million in legal and other costs related to this potential transaction and $2.8 million related to shareholder derivative lawsuits related to this potential transaction.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended September 30, 2007 are as follows (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2007	$1,415,315	$1,197,053	$2,612,368
Acquisition activity	—	2,709	2,709
Foreign currency translation	2,458	3,585	6,043

Balance as of September 30, 2007	$1,417,773	$1,203,347	$2,621,120

Goodwill activity for the first three months of fiscal year 2008 was primarily due to contingent consideration payments earned during the quarter on prior year acquisitions. Approximately $2.1 billion, or 78.6%, of the original gross amount of goodwill recorded is deductible for income tax purposes.
The following information relates to our other intangible assets (in thousands):

	September 30, 2007		June 30, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Acquired customer-related intangibles	$420,320	$(158,551)	$419,853	$(147,872)
Customer-related intangibles	234,291	(109,460)	247,840	(101,217)
All other	17,166	(10,204)	17,248	(9,362)

Total	$671,777	$(278,215)	$684,941	$(258,451)

Non-amortizable intangible assets:
Title plant	$51,045		$51,045
Trade name	3,843		3,843

Total	$54,888		$54,888

Aggregate Amortization:
For the quarter ended September 30, 2007			$21,125
For the quarter ended September 30, 2006			18,765

Estimated amortization for the years ended June 30,
2008			81,324
2009			67,887
2010			56,321
2011			47,025
2012			31,937
Aggregate amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements of $3.7 million and $3.8 million for the three months ended September 30, 2007 and 2006, respectively, is recorded as a reduction of related contract revenue. Amortization expense includes approximately $11 million and $10.2 million for acquired customer-related intangibles for the three months ended September 30, 2007 and 2006, respectively. Amortization expense includes approximately $6.4 million and $4.8 million for customer-related and all other intangibles for the three months ended September 30, 2007 and 2006, respectively. Amortizable intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 10 years. The amortization period for all other intangible assets, including trademarks, ranges from 3 to 20 years, with a weighted average of approximately 6 years.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. DEBT
Senior Notes
On June 6, 2005, we completed a public offering of $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively, the “Senior Notes”).  Interest on the Senior Notes is payable semiannually.  The net proceeds from the offering of approximately $496 million, after deducting underwriting discounts, commissions and expenses, were used to repay a portion of the outstanding balance of our Prior Facility. We may redeem some or all of the Senior Notes at any time prior to maturity, which may include prepayment penalties determined according to pre-established criteria.   The Senior Notes were issued pursuant to that certain Indenture dated June 6, 2005 (which, along with any Supplemental Indentures entered into subsequent thereto and in connection therewith, is referred to as the “Indenture”) between us and The Bank of New York Trust Company, N.A. (“BONY”), as trustee, with the Wilmington Trust Company having replaced BONY as trustee on December 19, 2006 (the “Trustee”).  Please see Note 10 for a discussion of the forward interest rate hedges related to the issuance of the Senior Notes.
As the result of our failure to timely file our Annual Report on Form 10-K for the period ending June 30, 2006 by September 13, 2006, certain holders of the Senior Notes sent various notices alleging that we were in default of our covenants under the Indenture.  Subsequently, those certain holders declared an acceleration of the Senior Notes, as a result of our failure to remedy the purported default set forth in their earlier notices and demanded payment of all amounts owed in respect of the Senior Notes.
It is our position that no default has occurred under the Indenture and that no acceleration has occurred with respect to the Senior Notes or otherwise under the Indenture. Further we have filed a lawsuit against the Trustee in the United States District Court, Northern District of Texas, Dallas Division, seeking a declaratory judgment affirming our position.  The Trustee filed an answer and counterclaim seeking immediate payment of all principal and accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim seeks damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes.
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
In the event the claim of default against us made by certain holders of the Senior Notes is upheld in a court of law and we are required to pay off the Senior Notes, it is most likely that we would utilize cash on hand and borrowings under our Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”) to fund such payoff.  Under the terms of the Credit Facility, we can utilize borrowings under the Revolving Credit Facility, subject to certain liquidity requirements, or may seek additional commitments for funding under the Term Loan Facility of the Credit Facility.  We estimate we have sufficient liquidity to meet both the needs of our operations and any potential payoff of the Senior Notes. While we do have availability under our Credit Facility to draw funds to repay the Senior Notes, there may be a decrease in our credit availability that could otherwise be used for other corporate purposes, such as acquisitions and share repurchases.
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $13.1 million ($8.2 million, net of income tax), unamortized deferred financing costs of $2.5 million ($1.6 million, net of income tax) and unamortized discount of $0.5 million ($0.4 million, net of income tax) associated with our Senior Notes as of September 30, 2007 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
either the SEC or the holders of such indebtedness, so long as those requirements were complied with by December 31, 2006. As consideration for this amendment, consent and waiver, we paid a fee of $2.6 million.
5. PENSION AND OTHER POST-EMPLOYMENT PLANS
Net periodic benefit cost
The following table provides the components of net periodic benefit cost (in thousands):

	Three Months ended
	September 30,
	2007		2006
	Non-U.S.	U.S.	Non-U.S.	U.S.
	Plans	Plans	Plans	Plans
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$1,528	$926	$1,384	$924
Interest cost	1,632	123	1,366	63
Expected return on assets	(1,800)	(173)	(1,342)	(54)
Amortization of gains/losses	—	—	—	(6)
Amortization of prior service costs	—	54	—	63

Net periodic benefit cost for defined benefit plans	$1,360	$930	$1,408	$990

Contributions
We made contributions to the pension plans of approximately $5.7 million in the three months ended September 30, 2007. We expect to contribute approximately $14 million during fiscal year 2008.
6. INCOME TAXES
Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions.  Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties.  As a result of the implementation of FIN 48, we recognized an $11 million (net of tax benefit) increase in the reserves for uncertain tax positions, of which $8.8 million (net of tax benefit) was attributable to the accrual of interest and penalties.  These amounts were recognized as a decrease to retained earnings of $9.9 million, an increase to deferred tax assets of $1 million and an increase to income taxes receivable of $0.1 million. Following our adoption of FIN 48, the gross balance of unrecognized tax benefits was $54.5 million at July 1, 2007, which excludes $9 million of offsetting tax benefits, primarily from international tax treaties which provide for potential relief from double taxation.  The net unrecognized tax benefits of $45.5 million include $41.5 million that, if recognized, would benefit our effective income tax rate.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Accrued interest and penalties related to unrecognized tax benefits were approximately $8.8 million (net of tax benefit) as of July 1, 2007, and $9.7 million (net of tax benefit) as of September 30, 2007.  We do not anticipate a significant change to the total amount of these unrecognized tax benefits within the next 12 months.
We file income tax returns in various jurisdictions in which we operate, including U.S. Federal, U.S. state and numerous foreign jurisdictions.  We are currently subject to U.S. Federal income tax examinations for fiscal years 2000 and after, and are currently under examination for fiscal years 2000 through 2004.  In addition, we are subject to income tax examinations in various foreign jurisdictions for fiscal years 2001 and after.
Our effective income tax rate decreased to 35.2% in the first quarter of fiscal year 2008 from 37% in the first quarter of fiscal year 2007.  Our effective income tax rate decreased primarily due to an increase in other deductions and credits, as well as interest accrued on expected tax refunds in accordance with the provisions of FIN 48.  Our effective income tax rate is higher than the 35% federal statutory rate primarily due to the effect of state income taxes.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. EQUITY
Share repurchase program
In August 2006, our Board of Directors authorized a share repurchase program of up to $1 billion of our Class A common stock. The program, which is open ended, allows us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. No repurchases have been made under the August 2006 authorization as of the date of this filing. If any repurchases are made, such repurchases would be funded from cash on hand and borrowings under our Credit Facility.
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
Stock option repricing
Please see Note 13 for a discussion of the repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
8. EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2007	2006
Numerator:
Net income	$66,144	$61,383

Denominator:
Basic weighted average shares outstanding	99,721	103,452
Dilutive effect of stock options	1,265	1,309

Denominator for earnings per share assuming dilution	100,986	104,761

Basic earnings per share	$0.66	$0.59

Diluted earnings per share	$0.65	$0.59

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. Options to purchase approximately 8,248,000 and 6,282,000 shares of common stock during the three months ended September 30, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the windfall tax benefit.
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises. We calculate the assumed proceeds from excess tax benefits based on the deferred tax assets actually recorded

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
without consideration of “as if” deferred tax assets calculated under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).
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
The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Net income	$66,144	$61,383
Other comprehensive income (loss):
Foreign currency translation adjustment	11,743	2,715
Unrealized loss on interest rate swap agreement (net of income tax of $(4,489))	(8,014)	—
Amortization of unrealized loss on forward interest rate agreements (net of income tax of $240 and $240, respectively)	396	396
Unrealized gain (loss) on foreign exchange forward agreements (net of income tax of $(114), and $217, respectively)	(201)	359
Prepaid pension cost amortization (net of income tax of $20)	34	—

Comprehensive income	$70,102	$64,853

The following table represents the components of accumulated other comprehensive income (in thousands):

	As of	As of
	September 30, 2007	June 30, 2007
Foreign currency gains	$28,272	$16,529
Unrealized (loss) gain on interest rate swap agreement (net of income tax of $(1,670) and $2,819, respectively)	(2,763)	5,251
Unrealized loss on forward interest rate agreements (net of income tax of $(4,930) and $(5,170), respectively)	(8,219)	(8,615)
Unrealized gains on foreign exchange forward agreements (net of income tax of $114 and $226, respectively)	176	377
Unrecognized prior service costs (net of income tax of $(589) and $(609), respectively)	(1,035)	(1,069)
Unrealized actuarial gains on pension plans (net of income tax of $1,588 and $1,588, respectively)	3,443	3,443

Total	$19,874	$15,916

10. DERIVATIVES AND HEDGING INSTRUMENTS
Interest rate hedges
In March 2007, we entered into a five-year amortizing interest rate swap agreement. As of September 30, 2007 and June 30, 2007, the notional amount of the agreement totaled $700 million. The agreement is designated as a cash flow hedge of forecasted interest payments on up to $700 million outstanding floating rate debt under our Credit Facility. The interest rate swap is structured such that we pay a fixed rate of interest of 4.897%, and receive a floating rate of interest based on one month LIBOR. The fair value of the agreement of $(4.4 million) and $8.1 million at September 30, 2007 and June 30, 2007 reflects termination cash value. The unrealized loss as of September 30, 2007 of $4.4 million ($2.8 million, net of income tax) and the unrealized gain as of June 30, 2007 of $8.1 million ($5.3 million, net of income tax), was reflected in accumulated other comprehensive income. As of September 30, 2007, the fair market value of $(4.4 million) is reflected in other long-term liabilities. As of June 30, 2007, the fair market value of $8.1 million

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
is reflected in other assets.
In order to hedge the variability of future interest payments related to our Senior Notes issuance, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of the Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) was recorded in accumulated other comprehensive income, to be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. During both the first quarter of fiscal years 2008 and 2007, we amortized approximately $0.6 million ($0.4 million, net of income tax) to interest expense. The amount of gain or loss related to hedge ineffectiveness was not material.
Foreign currency forward agreements
We hedge the variability of a portion of our anticipated future Mexican peso cash flows through foreign exchange forward agreements. The agreements are designated as cash flow hedges of forecasted payments related to certain operating costs of our Mexican operations. As of September 30, 2007 and June 30, 2007, the notional amount of these agreements totaled 312 million pesos (approximately $28.6 million and $28.9 million at September 30, 2007 and June 30, 2007, respectively). These agreements expire at various dates over the next 12 months. Upon termination of these agreements, we will purchase Mexican pesos at the exchange rates specified in the forward agreements to be used for payments on our forecasted Mexican peso operating costs. As of September 30, 2007 and June 30, 2007, the unrealized gain on these foreign exchange forward agreements, reflected in accumulated other comprehensive income was $0.2 million ($0.1 million, net of income tax) and $0.6 million ($0.4 million, net of income tax), respectively. The fair market value of $0.2 million and $0.6 million as of September 30, 2007 and June 30, 2007, respectively, is reflected in other current assets.
In December 2005, we completed the acquisition of the Transport Revenue division of Ascom AG (“Transport Revenue”). As part of the Transport Revenue acquisition, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and U.S. dollar revenues. These agreements do not qualify for hedge accounting under SFAS 133. As a result, we recorded a loss on hedging instruments of approximately $0.2 million ($0.1 million, net of income tax) for the first quarter of fiscal year 2008 and approximately $0.8 million ($0.5 million, net of income tax) for the first quarter of fiscal year 2007 in other non-operating income, net in our Consolidated Statements of Income. As of September 30, 2007 and June 30, 2007, the notional amount of these agreements totaled 25.1 million Euros (approximately $35.8 million) and 25.2 million Euros (approximately $33.9 million), respectively, and are set to expire at various times over the next three years. A liability was recorded for the related fair value of approximately $(4.7 million) and $(4.3 million) as of September 30, 2007 and June 30, 2007, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. SEGMENT INFORMATION
During the first quarter of fiscal year 2008, we reorganized the internal operating and reporting structures in our Commercial and Government segments to more formally align our sales, service delivery and financial organizations under its appropriate leadership. As a result, we have restated our Commercial and Government segment results for prior periods to reflect our current operating and reporting structure. The restatement has no impact on our consolidated results for the period of restatement.
The following is a summary of certain financial information by reportable segment (in thousands):

	Commercial	Government	Corporate	Consolidated
Three months ended September 30, 2007
Revenues (a)	$878,879	$614,204	$—	$1,493,083
Operating expenses (excluding depreciation and amortization)	730,254	480,710	45,894	1,256,858
Depreciation and amortization	65,896	24,514	414	90,824

Operating income	$82,729	$108,980	$(46,308)	$145,401

Three months ended September 30, 2006
Revenues (a)	$832,139	$553,299	$—	$1,385,438
Operating expenses (excluding depreciation and amortization)	711,661	423,810	27,471	1,162,942
Depreciation and amortization	56,394	24,889	355	81,638

Operating income	$64,084	$104,600	$(27,826)	$140,858

(a)	Revenues in our Government segment include revenues from operations divested during fiscal year 2006 of $0.6 million for the three months ended September 30, 2006.
12. RESTRUCTURING ACTIVITIES
During fiscal year 2006, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we began restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded restructuring charges and asset impairments arising from our discretionary decisions. As of June 30, 2007, approximately 2,500 employees were involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions would be migrated to lower cost markets. The following table summarizes the activity for the accrual for involuntary termination of employees for the three months ended September 30, 2007 (in thousands) exclusive of the Acquired HR Business:

Beginning balance as of June 30, 2007	$893
Accrual reversals	(300)
Payments	(387)

Ending balance as of September 30, 2007	$206

The remaining accrual for involuntary termination of employees is expected to be paid in fiscal year 2008 from cash flows from operating activities.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We substantially completed the integration of the human resources consulting and outsourcing businesses acquired from Mellon Financial Corporation (the “Acquired HR Business”) in the fourth quarter of fiscal year 2006. The integration included the elimination of redundant facilities, marketing and overhead costs, and the consolidation of processes from the historical cost structure of the acquired organization. The liabilities recorded at closing for the Acquired HR Business include $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The following table summarizes the activity for the accrual for involuntary termination of employees for the three months ended September 30, 2007 (in thousands):

Beginning balance as of June 30, 2007	$402
Payments	(4)

Ending balance as of September 30, 2007	$398

The remaining accrual for involuntary termination of employees is expected to be paid in fiscal year 2008 from cash flows from operating activities.
13. COMMITMENTS AND CONTINGENCIES
Regulatory Agency Investigations Relating to Stock Option Grant Practices
On March 3, 2006, we received notice from the SEC that it was conducting an investigation into certain stock option grants made by us from October 1998 through March 2005. On June 7, 2006 and on June 16, 2006, we received requests from the SEC for information on all of our stock option grants since 1994. We have been providing supplemental information to the SEC on a voluntary basis following the initial SEC requests. The Company has learned that the SEC obtained a formal order of investigation in this matter in August 2006. We are continuing to cooperate with the SEC’s investigation.
On May 17, 2006, we received a grand jury subpoena from the United States District Court, Southern District of New York, requesting production of documents related to granting of our stock option grants. We have responded to the grand jury subpoena and have provided documents to the United States Attorney’s Office in connection with the grand jury proceeding. We have informed the SEC and the United States Attorney’s Office for the Southern District of New York of the results of our internal investigation into our stock option grant practices and will continue to cooperate with these governmental entities and their investigations.
We initiated an internal investigation of our stock option grant practices in response to the pending informal investigation by the SEC and a subpoena from a grand jury in the Southern District of New York. The investigation reviewed our historical stock option grant practices during the period from 1994 through 2005, including all 73 stock option grants made by us during this period, and the related disclosure in our Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006 (the “May 2006 Form 10-Q”). The results of our internal investigation are fully disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.
Subsequent to the delivery of the results of the investigation, we, with the approval of our Audit Committee, determined that the cumulative non-cash stock-based compensation expense adjustment and related income tax effects was material. Our decision to restate our financial statements was based on the facts obtained by management and the special committee. We determined that the cumulative, pre-tax, non-cash stock-based compensation expense resulting from revised measurement dates was approximately $51.2 million during the period from our initial public offering in 1994 through June 30, 2006. The corrections relate to options covering approximately 19.4 million shares. Previously reported total revenues were not impacted by our restatement. The impact of the restatement on each year of our previously issued financial statements is more fully disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
interest that would accrue on the amounts of estimated taxes, penalties and interest. This payment is reflected in cash flows from operating activities at June 30, 2007.
In December 2006, we amended the exercise price of outstanding stock options of certain current executive officers, other executive officers and former executive officers in order to re-price all or a portion of the respective option grant to the correct accounting measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. We will pay cash payments in the aggregate amount of $2.4 million in accordance with the terms of the amendment, which will be paid in the third quarter of fiscal year 2008 from cash flows from operating activities. Of the $2.4 million cash payment, approximately $0.5 million was charged to wages and benefits in our Consolidated Statement of Income in fiscal year 2007, and the balance was charged to additional paid-in capital in our Consolidated Balance Sheet.
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
The tender offer expired on July 17, 2007. Pursuant to the offer, we accepted for amendment options to purchase 1,696,650 shares of our Class A common stock, which represented 99.6% of the shares of our Class A common stock subject to all Eligible Options. We will pay cash payments in the aggregate amount of $4.0 million in accordance with the terms of the tender offer, which will be paid in the third quarter of fiscal year 2008 from cash flows from operating activities. During the first quarter of fiscal year 2008, we charged approximately $1.3 million to wages and benefits in our Consolidated Statement of Income and charged the balance of the estimated cash payments to additional paid-in capital in our Consolidated Balance Sheet. This payment will be made in the third quarter of fiscal year 2008 from cash flow from operating activities.
In July 2007, we notified certain former employees with vested, unexercised and outstanding options which had exercise prices per share that were less, or may have been less, than the fair market value per share of ACS on the revised measurement dates for such options, as determined by us for accounting and tax purposes, that we will pay them the additional 20% income tax imposed by Section 409A based on the excess, if any, of the fair market value of our Class A common stock (up to $62 per share) on the date a triggering event occurs or condition exists that under Section 409A results in the excess being recognized and reported as income on the former employee’s W-2 and the exercise price of the affected option (reduced by any gain that had become subject to tax in a prior year because of an earlier triggering event). As of September 30, 2007, we anticipate that these income tax reimbursements will be up to approximately $0.8 million based on the current fair market value of our Class A common stock on the exercise date and will be paid from cash flows from operating activities as the triggering event occurs for each option holder, beginning in the third quarter of fiscal year 2008. In the first quarter of fiscal year 2008, we charged approximately $0.8 million to wages and benefits in our Consolidated Statement of Income related to these income tax reimbursements based on the current fair market value of our Class A common stock as of September 30, 2007. The estimated liability related to these income tax reimbursements will be adjusted to reflect changes in the current fair market value of our Class A common stock each quarter until the options are exercised.
In the first quarter of fiscal year 2008, we amended the exercise price of outstanding stock options of certain current executive officers in order to re-price all or a portion of the respective option grant to the correct accounting measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. We will pay cash payments in the aggregate amount of $0.3 million in accordance with the terms of the amendment, which will be paid in the third quarter of fiscal year 2008 from cash flows from operating activities. Of the $0.3 million cash payment, approximately $43,000 was charged to wages and benefits in our Consolidated Statement of Income in fiscal year 2007, and the balance was charged to additional paid-in capital in our Consolidated Balance Sheet.
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
Dallas County Texas State District Court
•	Merl Huntsinger, Derivatively on Behalf of Nominal Defendant Affiliated Computer Services, Inc., Plaintiff, v. Darwin Deason, Mark A. King, J. Livingston Kosberg, Dennis McCuistion, Joseph P. O’Neill, Jeffrey A. Rich and Frank A. Rossi, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, Cause No. 06-03403 in the District Court of Dallas County, Texas, 193rd Judicial District filed on April 7, 2006.

•	Robert P. Oury, Derivatively on Behalf of Nominal Defendant Affiliated Computer Services, Inc., Plaintiff, v. Darwin Deason, Mark A. King, J. Livingston Kosberg, Dennis McCuistion, Joseph P. O’Neill, Jeffrey A. Rich and Frank A. Rossi, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, Cause No. 06-03872 in the District Court of Dallas County, Texas, 193rd Judicial District filed on April 21, 2006.

•	Anchorage Police & Fire Retirement System, derivatively on behalf of nominal defendant Affiliated Computer Services Inc., Plaintiff v. Jeffrey Rich; Darwin Deason; Mark King; Joseph O’Neill; Frank Rossi; Dennis McCuistion; J. Livingston Kosberg; Gerald Ford; Clifford Kendall; David Black; Henry Hortenstine; Peter Bracken; William Deckelman; and Affiliated Computer Services Inc. Cause No. 06-5265-A in the District Court of Dallas County, Texas, 14th Judicial District filed on June 2, 2006.
The Huntsinger, Oury, and Anchorage lawsuits were consolidated into one case on June 5, 2006, under the caption In Re Affiliated Computer Services, Inc. Derivative Litigation in the District Court of Dallas County, Texas, 193rd Judicial District (the “Texas State Derivative Action”). On March 26, 2007, plaintiffs filed a Third Amended Consolidated Complaint, which added causes of action related to the announced buy-out transaction as well. This case is in the discovery phase. A special trial setting is scheduled for April 29, 2008.
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
On August 15, 2006, plaintiff filed a First Amended Complaint. The First Amended Complaint added Lynn R. Blodgett, David W. Black, Henry Hortenstine, Peter A. Bracken, William L. Deckelman, Jr., Warren Edwards, John M. Brophy, John Rexford, Dennis McCuistion, J. Livingston Kosberg and Clifford M. Kendall. On April 5, 2007, plaintiff Brandin filed a Motion for Summary Judgment against Darwin Deason, Jeffrey Rich and Mark King. Each of the parties has filed their respective briefs and it is anticipated that a hearing date on the Motion for Summary Judgment will be held in January 2008. In addition, on October 16, 2007, each of the individual defendants filed a Motion for Partial Dismissal, based on plaintiff’s lack of standing to challenge most of the stock option grants at issue. No hearing date has yet been scheduled for that Motion.
United States District Court for the Northern District of Texas
•	Alaska Electrical Fund, derivatively on behalf of Affiliated Computer Services Inc. v. Jeffrey Rich; Joseph O’Neill; Frank A. Rossi; Darwin Deason; Mark King; Lynn Blodgett; J. Livingston Kosberg; Dennis McCuistion; Warren Edwards; John Rexford and John M. Brophy, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, Cause No. 3-06CV1110-M, in the United States District Court for the Northern District of Texas, Dallas Division, filed on June 22, 2006.

•	Bennett Ray Lunceford and Ann M. Lunceford, derivatively on behalf of Affiliated Computer Services Inc. v. Jeffrey Rich; Joseph O’Neill; Frank A. Rossi; Darwin Deason; Mark King; Lynn Blodgett; J. Livingston Kosberg; Dennis McCuistion; Warren Edwards; John Rexford and John M. Brophy, Defendants, and Affiliated Computer Services, Inc., Nominal Defendant, Cause No. 3-06CV1212-M, filed on July 7, 2006, in the United States District Court for the Northern District of Texas, Dallas Division.
The Alaska Electrical and Lunceford cases were consolidated into one case on August 1, 2006, under the caption In Re Affiliated Computer Services Federal Derivative Litigation, in the United States District Court for the Northern District of Texas, Master File No

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3:06-CV-1110-M (the “Texas Federal Derivative Action”). On April 5, 2007, the plaintiffs filed a Second Amended Complaint, adding causes of action related to the announced buy-out transaction as well. On June 4, 2007, ACS and the individual defendants filed a Motion to Dismiss the Second Amended Complaint, on the grounds that the buy-out claims were not yet ripe for adjudication. On August 1, 2007, the federal judge dismissed the buy-out related causes of action, and dismissed the Section 16(b) claims against Jeff Rich and Mark King, (which had formerly been filed in the Delaware U.S. District Court) and was transferred to the United States District Court for the Northern District of Texas in June, 2007). The federal judge also dismissed the SEC Rule 10(b)5 cause of action against William L. Deckelman, Jr., based on plaintiffs’ failure to state a claim against Mr. Deckelman. Defendant David Black was also dismissed from this case by the plaintiffs.
United States District Court of Texas for the Northern District of Texas
Based on the same set of facts as alleged in the above cases, two lawsuits were filed under the Employee Retirement Income Security Act (“ERISA”) alleging breach of ERISA fiduciary duties by the directors and officers as well as the ACS Benefits Administrative Committee, in connection with the retention of ACS common stock as an investment option in the ACS Savings Plan, and by causing the ACS Savings Plan to invest in ACS stock in light of the alleged stock option issues, as follows:
•	Terri Simeon, on behalf of Herself and All Others Similarly Situated, Plaintiff, vs. Affiliated Computer Services, Inc., Darwin Deason, Mark A. King, Lynn R. Blodgett, Jeffrey A. Rich, Joseph O’Neill, Frank Rossi, J. Livingston Kosberg, Dennis McCuistion, The Retirement Committee of the ACS Savings Plan, and John Does 1-30, Civil Action No. 306-CV-1592P, in the United States District Court for the Northern District of Texas, Dallas Division, filed August 31, 2006.

•	Kyle Burke, Individually and on behalf of All Others Similarly Situated, Plaintiff, vs. Affiliated Computer Services, Inc., the ACS Administrative Committee, Lora Villarreal, Kellar Nevill, Gladys Mitchell, Meg Cino, Mike Miller, John Crysler, Van Johnson, Scott Bell, Anne Meli, David Lotocki, Randall Booth, Pam Trutna, Brett Jakovac, Jeffrey A. Rich, Mark A. King, Darwin Deason, Joseph P. O’Neill and J. Livingston Kosberg, Case No. 306-CV-02379-M, United States District Court for the Northern District of Texas, Dallas Division, filed on September 15, 2006.
On February 12, 2007, the Simeon case and the Burke case were consolidated into one case, under the caption, In re Affiliated Computer Systems [sic] ERISA Litigation, Master File No. 3:06-CV-1592-M. Plaintiffs in the consolidated action filed a Consolidated Amended Class Action Complaint on March 21, 2007. The Consolidated Amended Class Action Complaint added Lynn Blodgett, Dennis McCuistion, Warren Edwards, John Rexford, and John M. Brophy as defendants. On April 6, 2007, the Court issued an order staying this case for 180 days, or until either party requested that the stay be lifted. On October 6, 2007, the stay was lifted and the defendants’ responses were due by November 3, 2007.
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
In the Delaware Chancery Court, six cases were filed, as follows:
•	Momentum Partners v. Darwin Deason, Lynn R. Blodgett, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Robert B. Holland, Dennis McCuistion, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2814-VCL, in the Court of Chancery of the State of Delaware in and for New Castle County, filed on March 20, 2007.

•	Mark Levy v. Darwin Deason, Lynn Blodgett, John Rexford, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Dennis McCuistion, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2816-VCL, filed on March 21, 2007.

•	St. Clair Shores Police and Fire Retirement System v. Darwin Deason, Lynn Blodgett, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Dennis McCuistion, Robert B. Holland, Cerberus Capital Management, L.P., Citigroup Global Markets

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On May 4, 2007, each of the six Delaware buy-out cases was consolidated into one case, pending in the Delaware Chancery Court, entitled In Re Affiliated Computer Services, Inc. Shareholder Litigation, Civil Action No. 2821-VCL. On October 30, 2007, Cerberus withdrew its offer to acquire ACS. On November 2, 2007, a Consolidated Amended Class Action and Derivative Complaint was filed by the plaintiffs, adding allegations of breach of fiduciary duties related to the events surrounding the resignation of the outside directors.
In the District Court of Dallas County, Texas, two stand-alone buy-out cases were filed, as follows:
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
In addition, in the TX State Court Consolidated stock option derivative case, on March 26, 2007, plaintiffs filed a Third Amended Consolidated Complaint, adding causes of action related to the announced buy-out transaction as well. On May 1, 2007, ACS and the individual defendants filed a Special Exceptions Motion, on the grounds that plaintiffs’ buy-out claims were not yet ripe for adjudication, i.e., no claim related to the Proposal can properly be the subject of litigation, because the Proposal has not been accepted or recommended by either the Company or by the Special Committee formed to evaluate the Proposal and strategic alternatives to the Proposal, and that plaintiffs cannot bring both direct and derivative claims in a single lawsuit. The Third Amended Petition also alleges breach of fiduciary duty premised upon an allegation that our assets and information were misappropriated by Mr. Deason and Cerberus in order to facilitate their preparation of the Proposal, and that the Proposal represents an attempt to extinguish the derivative claims related to stock option practices by eliminating the standing of the plaintiff stockholders to pursue those claims. The Third Amended Petition also suggests that the consideration offered to stockholders in the Proposal is inadequate and seeks to enjoin consummation of the Proposal.
Also, on March 29, 2007, the two stand-alone buy-out cases pending in the District Court of Dallas County, Texas were consolidated into the TX State Court Consolidated stock option derivative case.
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
All of the cases described above are being vigorously defended.
Declaratory Action with Respect to Alleged Default and Purported Acceleration of our Senior Notes and Amendment, Consent and Waiver for our Credit Facility
Please see Note 4 for a discussion of the Alleged Default and Purported Acceleration of our Senior Notes and waivers, amendments, and consents obtained for our Credit Facility.
Investigation Regarding Photo Enforcement Contract in Edmonton, Alberta, Canada
We and one of our Canadian subsidiaries, ACS Public Sector Solutions, Inc., received a summons issued February 15, 2006 by the Alberta Department of Justice, requiring us and our subsidiary to answer a charge of a violation of a Canadian federal law which prohibits giving, offering or agreeing to give or offer any reward, advantage or benefit as consideration for receiving any favor in connection with a business relationship. The charge covers the period from January 1, 1998 through June 4, 2004, and references the involvement of two Edmonton police officers. The two officers were separately charged for violation of this law. The alleged violation relates to the subsidiary’s contract with the City of Edmonton for red-light camera photo-enforcement services. We acquired this subsidiary and contract from Lockheed Martin Corporation in August 2001, when we acquired Lockheed Martin IMS Corporation. The contract currently is on a month-to-month term with revenues of approximately $0.8 million and $0.6 million (U.S. dollars) in the first quarters of fiscal years 2008 and 2007, respectively. A renewal contract was awarded to our subsidiary in 2004 on a sole source basis, but this renewal award was rescinded by the City of Edmonton and a subsequent request for proposals for an expanded photo enforcement contract was issued in September 2004. Prior to announcement of any award, however, the City of Edmonton suspended this procurement process, pending the completion of the investigation by the Royal Canadian Mounted Police, which led to the February 15, 2006 summons. We conducted an internal investigation of this matter, and based on our findings from our internal investigation, we believe that our subsidiary has sustainable defenses to the charge. We notified the U.S. Department of Justice (“DOJ”) and the SEC upon our receipt of the summons and continue to periodically report the status of this matter to them.
On October 31, 2006, legal counsel to the Alberta government withdrew the charge against ACS. On June 8, 2007, the Alberta government withdrew the original charges against the two police officers, and informed the court it would proceed against them on the lesser charge of “breach of public trust and fraud on the government.” On June 27, 2007, the Alberta government also withdrew the original charge against our subsidiary, and informed the court that it would proceed against our subsidiary on the lesser charge of “aiding and abetting a breach of public trust and fraud on the government.” On August 8, 2007, the Alberta government dismissed all charges against one of the police officers. A preliminary hearing for ACS Public Sector Solutions, Inc. commenced on September 10, 2007, and closing arguments were made on September 20, 2007. After the hearing, the judge announced that he would issue his ruling on November 13, 2007, as to whether to bind the case over for trial. We are unable to express an opinion as to the likely outcome of this matter at this time. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.
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
Investigation Regarding Certain Child Support Payment Processing Contracts
Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc. (“Tier”), received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
DOJ. We believe that the inquiry concerns the teaming arrangements between ACS SLS and Tier on child support payment processing contracts awarded to ACS SLS, and Tier as a subcontractor to ACS SLS, in New York, Illinois and Ohio but may also extend to the conduct of ACS SLS and Tier with respect to the bidding process for child support contracts in certain other states. Effective June 30, 2004, Tier was no longer a subcontractor to us in Ohio. Our revenue from the contracts for which Tier was a subcontractor was approximately $11.9 million and $10.9 million for the first quarter of fiscal years 2008 and 2007, respectively, representing approximately 0.8 % of our revenues for both the first quarters of fiscal years 2008 and 2007. Our teaming arrangement with Tier also contemplated the California child support payment processing request for proposals, which was issued in late 2003; however, we did not enter into a teaming agreement with Tier for the California request for proposals. Based on Tier’s filings with the SEC, we understand that on November 20, 2003, the DOJ granted conditional amnesty to Tier in connection with this inquiry pursuant to the DOJ’s Corporate Leniency Policy. The policy provides that the DOJ will not bring any criminal charges against Tier as long as it continues to fully cooperate in the inquiry (and makes restitution payments if it is determined that parties were injured as a result of impermissible anticompetitive conduct). In May 2006, we were advised that one of our current employees, (who has not been active in our government business segment since June 2005), and one former employee of ACS SLS, both of whom held senior management positions in the subsidiary during the period in question, received target letters from the DOJ related to this inquiry. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.
Investigation regarding Florida Workforce Contracts
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. We had no revenue related to this contract in fiscal years 2008 and 2007. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement is fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena related to a workforce contract in Pinellas County, Florida, for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003, with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing to cooperate with the DOJ and DOL in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any. During the second quarter of fiscal year 2006, we completed the divestiture of substantially all of our welfare-to-workforce business. However, we retained the liabilities for this business which arose from activities prior to the date of closing, including the contingent liabilities discussed above.
On January 3, 2003, a Complaint was filed under seal in the United States District Court, Middle District of Florida, Tampa Division, by a former Pinellas County Administrator under the “Qui Tam” provisions of the False Claims Act. On October 23, 2006, the United States filed a notice with the court that it would not intervene in the Complaint. The court then entered an order to unseal the Complaint and, we were subsequently served with the Complaint. The allegations in this Complaint arise from the workforce contract in Pinellas County, Florida, that is the subject of the grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL (as

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
discussed above). We intend to vigorously defend this case. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any.
Other
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2007, $453.2 million of our outstanding surety bonds and $92.7 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $20.9 million of letters of credit secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
We have approximately $17.3 million of U.S. Treasury Notes in conjunction with a contract in our Government segment pledged in accordance with the terms of the contract to secure our performance. The U.S. Treasury Notes are accounted for as held to maturity pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and reflected in other assets in our Consolidated Balance Sheets.
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the first quarter of fiscal year 2008, we made contingent consideration payments of $23.7 million, related to acquisitions completed in prior years, of which $20.9 million was accrued at June 30, 2007. As of September 30, 2007, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $62.4 million. Any such payments primarily result in a corresponding increase in goodwill.
As discussed in Note 6, we adopted the provisions of FIN 48 as of July 1, 2007. As of September 30, 2007, we had gross reserves for uncertain tax positions totaling $54.8 million. We are unable to make a reasonably reliable estimate as to when a cash settlement with a taxing authority will occur.
We indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our federal business to Lockheed Martin Corporation in fiscal year 2004. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of September 30, 2007, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2007, we serviced a FFEL portfolio of approximately 2.3 million loans with an outstanding principal balance of approximately $33.7 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2007, other accrued liabilities include reserves which we believe to be adequate.
In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.
14. NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FIN 48, which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. We adopted FIN 48 effective July 1, 2007. Please see Note 6 for a discussion of the adoption of FIN 48 and the impact on our financial condition and results of operations.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, that SFAS 157 will have on our financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We have not yet determined the impact, if any, that SFAS 159 will have on our financial position or results of operations.
15. SUBSEQUENT EVENTS
In an October 30, 2007 special meeting of the Board called by the Chairman, the Chairman requested that each of our five independent directors resign immediately from the Board. The Chairman also presented a group of four nominees to immediately fill the vacancies caused by the requested resignations and to run for election at the Company’s next shareholder’s meeting. In a November 1, 2007 special meeting of the Board called by the Chairman, the independent directors advised the Chairman that they will not run for re-election at the next shareholder’s meeting and will resign as directors once they have had the opportunity to meet with the Chairman’s nominees and any other director candidates suggested by shareholders to determine that they are independent and capable of protecting minority shareholders. The meetings between the independent directors and the proposed replacements are currently underway. To date, no shareholders have suggested any director candidates.
A lawsuit was filed in the Chancery Court of Delaware (New Castle County) on November 1, 2007 by our independent directors against us and our management directors, as defendants, seeking an order declaring that the independent directors did not breach their fiduciary duties in connection with the process conducted by the Special Committee of the Board that was formed to consider strategic alternatives available to the Company, including a possible sale of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:
•	We have issued debt and have a substantial uncommitted facility available to us. Our debt service cost could limit cash flow available to fund our operations, and may limit our ability to obtain further debt or equity financing;

•	Alleged defaults and purported acceleration of our Senior Notes, if upheld in litigation, could have a negative impact on our cash flow and divert resources that could otherwise be utilized in our business operations;

•	The complexity of regulatory environments in which we operate has increased and may continue to increase our costs;

•	We are subject to the oversight of the Securities and Exchange Commission (“SEC”) and other regulatory agencies and investigations by those agencies could divert management’s focus and could have a material adverse impact on our reputation and financial condition;

•	Reductions of our credit rating may have an adverse impact on our business;

•	A decline in revenues from or a loss of significant clients could reduce our profitability and cash flow;

•	Our ability to recover capital investments in connection with our contracts is subject to risk;

•	We have non-recurring revenue, which subjects us to a risk that our revenues from year to year may fluctuate;

•	The markets in which we operate are highly competitive and we may not be able to compete effectively;

•	We may not be able to make acquisitions that will complement our growth;

•	A failure to properly manage our operations and our growth could have a material adverse effect on our business;

•	Our Government contracts are subject to termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts;

•	We may incur delays in signing and commencing new business as the result of protests of government contracts that we are awarded;

•	The exercise of contract termination provisions and service level penalties may have an adverse impact on our business;

•	Some of our contracts contain pricing provisions that could adversely affect our operating results and cash flow;

•	Claims associated with our actuarial consulting and benefit plan management services could negatively impact our business;

•	The loss of or change in our significant software vendor relationships could have a material adverse effect on our business;

•	We may be subject to claims of infringement of third-party intellectual property rights which could adversely affect our business;

•	We are subject to United States and foreign jurisdiction laws relating to individually identifiable information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and negatively impact our operations;

•	We are subject to breaches of our security systems;

•	Budget deficits and/or fluctuations in the number of requests for proposals issued by state and local governments and their agencies may adversely impact our business;

•	Our international operations are subject to a number of risks;

•	Armed hostilities and terrorist attacks may negatively impact the countries in which we operate;

•	A failure to attract and retain necessary technical personnel, skilled management and qualified subcontractors may have an adverse impact on our business;

•	Risks associated with loans that we service may reduce our profitability and cash flow;

•	A disruption in utility or network services may have a negative impact on our business;

•	Our indemnification obligations may have a material adverse effect on our business.
For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and other reports from time to time filed with or furnished to the SEC. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.
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
Management focuses on various metrics in analyzing our business and its performance and outlook. One such metric is our sales pipeline, which was approximately $1.7 billion of annual recurring revenues as of September 30, 2007. Our sales pipeline is a qualified pipeline of deals with signings anticipated within the next six months and excludes deals with annual recurring revenue over $100 million. Both the commercial and government pipelines have significant, quality opportunities across multiple lines of business and in multiple vertical markets, including opportunities in business process outsourcing, human resources outsourcing, commercial and government healthcare and transportation services, including international opportunities, commercial and government information technology services and federal government services. We analyze the cash flow generation qualities of each deal in our pipeline and make decisions based on its cash return characteristics. While the magnitude of our sales pipeline is an important indicator of potential new business signings and potential future internal revenue growth, actual new business signings and internal revenue growth depend on a number of factors including the effectiveness of our sales pursuit teams, competition for a deal, deal pricing and other risks described further in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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
Management analyzes new business signings on a trailing twelve month basis as it is generally a better indicator of future growth than quarterly new business signings which can vary due to timing of contract execution. We define new business signings as annual recurring revenue from new contracts and the incremental portion of renewals that are signed during the period, which represents the estimated first twelve months of revenue to be recorded under the contracts after full implementation. We use new business signings as additional measures of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. Revenues for new business signings are measured under GAAP. There are no third party standards or requirements governing the calculation of new business signings and our measure may not be comparable to similarly titled measures of other companies. During the first quarter of fiscal year 2008 we signed approximately $140.8 million of annual recurring revenue with an estimated total contract value of $604 million. We define total contract value as the estimated total revenues from contracts signed during the period which represents estimated total revenue over the term of the contract. We use total contract value as an additional measure of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. Revenues for annual recurring revenue and total contract value are measured under GAAP.
Renewal rates are a key indicator of client satisfaction. We calculate our renewal rate based on the total annual recurring revenue of renewals won as a percentage of total annual recurring revenue of all renewals sought. During the first quarter of fiscal year 2008, we renewed approximately 94% of total renewals sought totaling approximately $90 million of annual recurring revenue with a total contract value of approximately $234 million. Average contract life for renewals typically varies between our government and commercial segments, with the average contract life of renewals in the government segment often longer than those in the commercial segment. While we track renewal rates on a quarterly basis, we believe it is appropriate to analyze our renewal rates on an annual basis due to the timing of renewal opportunities.
We compete for new business in the competitive information technology services and business process outsourcing markets. The overall health of these markets and the competitive environment can be determined by analyzing several key metrics. One such metric is the overall expected operating margin of our new business signings which is a good indicator of our expected future operating margin given the long-term nature of our customer contracts. We believe the expected operating margin of new business signings is consistent with our historical operating margin. We focus on the expected operating margins of the new business we are signing to ensure the operating margins we expect to generate are commensurate with the capital intensity of the new business opportunity, the risk profile of the services we are providing and the overall return on capital.
We monitor the capital intensity, defined as capital expenditures and additions to intangible assets, of new business signings. Understanding the capital intensity of new business signings is helpful in determining the future free cash flow generating levels of our business. Historically, the capital intensity in our business has ranged between 5% to 7%. During the first quarter of fiscal year 2008, the overall capital intensity of our business was approximately 5%. During fiscal year 2007, the overall capital intensity of our business was approximately 6%. We believe the expected capital intensity range of our new business signings reflects a healthy competitive environment and the related risks we are taking with respect to our new business process outsourcing business and information technology services business.
Retaining and training our employees is a key component to our historical success and will continue to be a major factor in our future success. We consistently review our employee retention rates on a regional and global basis to ensure that we are competitive in hiring, retaining and motivating our employees. We perform benchmarking studies against some markets in which we compete to ensure our competitiveness in compensation and benefits and utilize employee surveys to gauge our employees’ level of satisfaction. We provide our employees ongoing technological, management, financial and leadership training and will continue to do so to develop our employees and remain competitive. We utilize activity based compensation as a means to motivate certain of our employees in both segments of our business and anticipate increasing our use of activity based compensation in fiscal year 2008. We believe our use of activity based compensation is a competitive advantage for ACS.
SIGNIFICANT DEVELOPMENTS
Deason/Cerberus Proposal
Please see Note 2 to our Consolidated Financial Statements for a discussion of the Deason/Cerberus proposal to purchase the Company.
New Business
During the first quarter of fiscal year 2008, we signed contracts with new clients and incremental business with existing clients representing $140.8 million of annualized recurring revenue with an estimated $604 million in total contract value. The Commercial segment contributed 58% of the new contract signings (based on annual recurring revenues) including growth with Sprint/Nextel Corporation. The Government segment contributed 42% of the new contract signings (based on annual recurring revenues) including contracts with the Alaska Department of Health and Social Services, Texas Health and Human Services and the State of Indiana.
Adoption of FIN 48
Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the implementation of FIN 48, we recognized an $11 million (net of tax benefit) increase in the reserves for uncertain tax positions, of which $8.8 million (net of tax benefit) was attributable to the accrual of interest and penalties. These amounts were recognized as a decrease to retained earnings of $9.9 million, an increase to deferred tax assets of $1 million and an increase to income taxes receivable of $0.1 million. Following our adoption of FIN 48, the gross balance of unrecognized tax benefits was $54.5 million at July 1, 2007, which excludes $9 million of offsetting tax benefits, primarily from international tax treaties which provide for potential relief from double taxation. The net unrecognized tax benefits of $45.5 million include $41.5 million that, if recognized, would benefit our effective income tax rate.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties related to unrecognized tax benefits were approximately $8.8 million (net of tax benefit) as of July 1, 2007, and $9.7 million (net of tax benefit) as of September 30, 2007. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Stock option repricing
Please see Management’s Discussion and Analysis — Liquidity and Capital Resources — Stock Option Repricing for a discussion of the repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
Subsequent events
In an October 30, 2007 special meeting of the Board called by the Chairman, the Chairman requested that each of our five independent directors resign immediately from the Board. The Chairman also presented a group of four nominees to immediately fill the vacancies caused by the requested resignations and to run for election at the Company’s next shareholder’s meeting. In a November 1, 2007 special meeting of the Board called by the Chairman, the independent directors advised the Chairman that they will not run for re-election at the next shareholder’s meeting and will resign as directors once they have had the opportunity to meet with the Chairman’s nominees and any other director candidates suggested by shareholders to determine that they are independent and capable of protecting minority shareholders. The meetings between the independent directors and the proposed replacements are currently underway. To date, no shareholders have suggested any director candidates.
A lawsuit was filed in the Chancery Court of Delaware (New Castle County) on November 1, 2007 by our independent directors against us and our management directors, as defendants, seeking an order declaring that the independent directors did not breach their fiduciary duties in connection with the process conducted by the Special Committee of the Board that was formed to consider strategic alternatives available to the Company, including a possible sale of the Company.

REVENUE GROWTH
During the first quarter of fiscal year 2008, we reorganized the internal operating and reporting structures in our Commercial and Government segments to more formally align our sales, service delivery and financial organizations under its appropriate leadership. As a result, we have restated our Commercial and Government segment results for prior periods to reflect our current operating and reporting structure. The restatement has no impact on our consolidated results for the period of restatement.
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

	Three months ended September 30,
	2007	2006	$ Growth	Growth %
Consolidated:
Total revenues	$1,493,083	$1,385,438	$107,645	8%
Less: divestitures	—	(585)	585

Adjusted	$1,493,083	$1,384,853	$108,230	8%

Acquired revenues	$26,536	$—	$26,536	2%
Internal revenues	1,466,547	1,384,853	81,694	6%

Total	$1,493,083	$1,384,853	$108,230	8%

Commercial:
Acquired revenues	$19,484	$—	$19,484	3%
Internal revenues	859,395	832,139	27,256	3%

Total	$878,879	$832,139	$46,740	6%

Government:
Total revenues	$614,204	$553,299	$60,905	11%
Less: divestitures	—	(585)	585

Adjusted	$614,204	$552,714	$61,490	11%

Acquired revenues	$7,052	$—	$7,052	1%
Internal revenues	607,152	552,714	54,438	10%

Total	$614,204	$552,714	$61,490	11%

RESULTS OF OPERATIONS
The following table sets forth the items from our Consolidated Statements of Income expressed as a percentage of revenues. Please refer to the comparisons below for discussion of items affecting these percentages.

	Three months ended
	September 30,
	2007	2006
Revenues	100.0%	100.0%

Operating expenses:
Cost of revenues:
Wages and benefits	46.9	48.1
Services and supplies	22.9	21.0
Rent, lease and maintenance	12.4	12.9
Depreciation and amortization	6.1	5.9
Other	0.4	0.8

Total cost of revenues	88.7	88.7

Other operating expenses	1.6	1.1

Total operating expenses	90.3	89.8

Operating income	9.7	10.2

Interest expense	2.9	3.4
Other non-operating income, net	(0.0)	(0.2)

Pretax profit	6.8	7.0

Income tax expense	2.4	2.6

Net income	4.4%	4.4%

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006
Revenues
In the first quarter of fiscal year 2008, our revenues increased $107.6 million, or 8%, to $1.49 billion from $1.39 billion in the first quarter of fiscal year 2007. Internal revenue growth for the first quarter of fiscal year 2008 was 6% and the remainder of the revenue growth was related to acquisitions.
Revenue in our Commercial segment, which represents 59% of consolidated revenue for the first quarter of fiscal year 2008, increased $46.7 million, or 6%, to $878.9 million in the first quarter of fiscal year 2008 compared to the same period last year. Internal revenue growth was 3%, due primarily to increased revenue related to contracts with Sprint/Nextel, MeadWestvaco, Disney, T-Mobile, Apollo, Aetna and growth in our human resource consulting and benefits outsourcing lines of business. The growth in these contracts was offset by declines for APL and General Motors. The items discussed above collectively represent approximately 96% of our internal revenue growth for the period in this segment. Revenue growth from acquisitions was 3% for the first quarter of fiscal year 2008, primarily related to the acquisition of Systech Integrators, Inc. and CDR Associates in the second and fourth quarters of fiscal year 2007, respectively.
Revenue in our Government segment, which represents 41% of consolidated revenue for the first quarter of fiscal year 2008, increased $60.9 million, or 11%, to $614.2 million in the first quarter of fiscal year 2008 compared to the same period last year. Internal revenue growth was 10% and growth from acquisition was 1%. We experienced growth in the following areas: (i) our international and domestic transportation contracts, including contracts for Melbourne, Australia and Maryland EZPass and our commercial vehicle operations; and (ii) our government and community solutions contracts, including contracts with the states of Indiana for eligibility and Maryland for information technology outsourcing. The areas discussed above collectively represent approximately 97% of our internal revenue growth for the period in this segment.

Operating Expenses
Wages and benefits increased $33.3 million or 5% to $699.9 million. As a percentage of revenue, wages and benefits decreased 1.2% to 46.9% in the first quarter of fiscal year 2008 from 48.1% in the first quarter of fiscal year 2007. During the first quarter of fiscal year 2008, we recorded $1.2 million of compensation expense related to amending certain employee stock options and $0.8 million for estimated costs related to certain former employees’ stock options as discussed in Disclosures about our Contractual Obligations and Commercial Commitments below. During the first quarter of fiscal year 2007, we recorded $5.1 million of compensation expense related to our restructuring activities and $1.1 million for duplicate cost related to our efforts to relocate domestic functions to offshore facilities. An increase in revenue in our information technology services business contributed approximately 0.3% of the decrease as a percentage of revenue in the first quarter of fiscal year 2008. Our information technology services business has a lower component of wages and benefits than our other operations.
Services and supplies increased $50.4 million, or 17.3%, to $341.8 million. As a percentage of revenue, services and supplies increased 1.9% to 22.9% in the first quarter of fiscal year 2008 from 21% in the first quarter of fiscal year 2007. During the first quarter of fiscal year 2008, we recorded $3.7 million in other costs associated with the potential buyout of the Company. During the first quarter of fiscal year 2007, we recorded $0.2 million related to our ongoing stock option investigation and shareholder derivative lawsuits and $0.2 million for other impairment charges. Increased revenues and related cost of revenues in our international transportation contracts contributed 0.8% and increased revenues in our information technology business contributed 0.5% of the increase of services and supplies as a percentage of revenue in the first quarter of fiscal year 2008. Both of these lines of business have higher components of services and supplies than our other operations.
Rent, lease and maintenance increased $5.9 million, or 3.3%, to $184.9 million. As a percentage of revenue, rent, lease and maintenance decreased 0.5%, to 12.4%. During the first quarter of fiscal year 2008, we recorded $0.5 million for electronic data storage costs related to our ongoing stock option investigation. During the first quarter of fiscal year 2007, we recorded $0.5 million related to our restructuring activities. The remaining decrease is primarily due to lower software costs for several information technology outsourcing clients in the first quarter of fiscal year 2008 than the first quarter of fiscal year 2007.
Other expenses decreased $3.7 million, or 34.9%, to $6.9 million. As a percentage of revenue, other expenses decreased 0.4%, to 0.4%, in the first quarter of fiscal year 2008 from 0.8% in the first quarter of fiscal year 2007. During the first quarter of fiscal year 2007, we recorded $0.4 million related to our restructuring activities and $0.8 million for other impairment charges.
Other operating expenses increased $8 million or 52.4% to $23.3 million. As a percentage of revenue, other operating expenses increased 0.5%, to 1.6%. We recorded $10.7 million and $7.7 million of legal costs associated with the ongoing stock option investigations and shareholder derivative lawsuits during the first quarter of fiscal years 2008 and 2007, respectively. During the first quarter of fiscal year 2008, we recorded approximately $3 million for an estimated pre-acquisition litigation settlement related to our human resources consulting and outsourcing business acquired from Mellon Financial Corporation in May 2005. We also recorded $1.2 million in legal costs associated with the potential sale of the Company and shareholder derivative lawsuits during the first quarter of fiscal year 2008.

Operating Income
Operating income increased $4.5 million, or 3.2%, to $145.4 million. As a percentage of revenue, operating income decreased 0.5% to 9.7% in the first quarter of fiscal year 2008 from 10.2% in the first quarter of fiscal 2007. Operating income in the first quarter of fiscal years 2008 and 2007 was impacted by the items discussed above, including the following (in millions):

	Three months ended
	September 30,
	2007	2006
Commercial segment:
Restructuring charges	$—	$(5.6)
Impairments and other charges	—	(2.1)

Government segment:
Restructuring charges	—	(0.4)

Corporate segment:
Legal costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	(11.1)	(7.9)
Legal cost and other costs associated with the potential sale of the Company and shareholder derivative lawsuits	(4.9)	—
Cost related to amending certain employee stock options	(1.2)	—
Cost related to certain former employees’ stock options	(0.8)	—

Total	$(18.0)	$(16.0)

As a percentage of revenue	1.2%	1.2%

Interest Expense
Interest expense decreased $2 million, to $44 million. Interest expense in the first quarter of fiscal year 2007 includes $2.6 million in charges related to a waiver fee on our Credit Facility (defined below).
Other income, net
Other income, net decreased $1.9 million, to $0.7 million primarily due to net losses on the investments supporting our deferred compensation plans during the first quarter of fiscal year 2008.
Income tax expense
Our effective income tax rate decreased to 35.2% in the first quarter of fiscal year 2008 from 37% in the first quarter of fiscal year 2007. Our effective income tax rate decreased primarily due to an increase in other deductions and credits, as well as interest accrued on expected tax refunds in accordance with the provisions of FIN 48. Our effective income tax rate is higher than the 35% federal statutory rate primarily due to the effect of state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
During the first quarter of fiscal year 2008, we generated approximately $8 million in cash flows provided by operating activities compared to $173.2 million in the first quarter of fiscal year 2007. Our cash flows provided by operating activities were impacted by lower cash collections, higher annual incentive compensation payments to employees and higher payments to employees for wages and benefits during the first quarter of fiscal year 2008 than in the prior year period. Our cash flows provided by operating activities were also impacted by the following items (in millions):

	Three months ended
	September 30,
	2007	2006
Cash paid for interest	$34,984	$31,301
Cash paid for legal fees and other costs related to the investigations into our stock option grant practices, derivative lawsuits related to our stock option grant practices and the potential sale of the Company	9,306	1,527

Cash received for interest income	(2,816)	(1,681)

	$41,474	$31,147

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
The following table sets forth the calculations of free cash flow (in thousands):

	Three months ended
	September 30,
	2007	2006
Net cash provided by operating activities	$8,023	$173,182
Purchases of property, equipment and software, net	(65,841)	(101,498)
Additions to other intangible assets	(9,481)	(9,089)

Free cash flow	$(67,299)	$62,595

During the first quarter of fiscal year 2008, net cash used in investing activities was $99 million compared to $150.9 million in the first quarter of fiscal year 2007. In the first quarter of fiscal year 2008, we used $23.7 million for acquisitions, primarily for contingent consideration payments on prior year acquisitions, including Heritage Information Systems, Inc. and Primax Recoveries, Inc. In the first quarter of fiscal year 2007, we used $34 million for acquisitions, primarily for the purchase of Primax Recoveries, Inc., net of cash acquired, and a contingent consideration payment for a prior year acquisition. Cash used for the purchase of property, equipment and software and additions to other intangible assets was $75.3 million and $110.6 million for the first quarter of fiscal years 2008 and 2007, respectively. During the first quarter of fiscal year 2007, we used $6.4 million to purchase long-term investments primarily related to our deferred compensation plans.
During the first quarter of fiscal years 2008 and 2007, net cash provided by financing activities was $29.7 million and $19.2 million, respectively. Such financing activities include net borrowings on our Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”), proceeds from the exercise of stock options, excess tax benefits from stock-based compensation and proceeds from the issuance of treasury shares offset by purchases of treasury shares under our share repurchase programs.
Credit arrangements
Draws made under our credit facilities are made to fund cash acquisitions, share repurchases and for general working capital requirements. During the last twelve months, the balance outstanding under our credit facilities for borrowings ranged from $1.8 billion to $2.1 billion. At September 30, 2007, we had approximately $0.8 billion available under our revolving Credit Facility after giving effect to outstanding indebtedness of $68 million and $113.6 million of outstanding letters of credit that secure certain contractual performance and other obligations and reduce the availability of our revolving facility. At September 30, 2007, we had $1.8 billion outstanding under our Credit Facility, of which $1.8 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt, and approximately $1.8 billion of which bore interest at 7.44% and $68 million bore interest from 3.78% to 5.75%. Please see Note 10 to our Consolidated Financial Statements for a discussion of an interest rate swap agreement related to interest rates on our Credit Facility.
Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Disclosures about Our Contractual Obligations and Commercial Commitments below for a discussion of our outstanding surety bonds and letters of credit.
Please see Note 4 to our Consolidated Financial Statements for a discussion of the declaratory action with respect to the alleged default and purported acceleration of our Senior Notes.

Credit Ratings
Following our tender offer completed in March 2006, our credit ratings were downgraded by Moody’s and Standard & Poor’s, both to below investment grade. Standard & Poor’s further downgraded us to BB upon our announcement in June 2006 of the approval by our Board of Directors of a new $1 billion share repurchase plan. Fitch initiated its coverage of us in August 2006 at a rating of BB, except for our Senior Notes which were rated BB-. Standard & Poor’s downgraded our credit rating further, to B+, following our announcement on September 28, 2006 that we would not be able to file our Annual Report on Form 10-K for the period ending June 30, 2006 by the September 28, 2006 extended deadline. On March 7, 2007, Standard & Poor’s raised our credit rating to BB, reflecting the filing of our Annual Report on Form 10-K for the year ended June 30, 2006 and our Quarterly Report for the quarter ended September 30, 2006. On March 20, 2007, following the announcement that ACS founder Darwin Deason and private equity fund Cerberus proposed to buy the Company, all three agencies placed ACS on review for potential downgrade. There may be additional reductions in our ratings depending on the timing and amounts that may be drawn under our Credit Facility. As a result, the terms of any financings we choose to enter into in the future may be adversely affected. In addition, as a result of these downgrades, the sureties which provide performance bonds backing our contractual obligations could reduce the availability of these bonds, increase the price of the bonds to us or require us to provide collateral such as a letter of credit. However, we believe that we will continue to have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals. In addition, certain of our commercial outsourcing contracts provide that, in the event our credit ratings are downgraded to certain specified levels, the customer may elect to terminate its contract with us and either pay a reduced termination fee or in some instances, no termination fee. While we do not anticipate that the downgrading of our credit ratings will result in a material loss of commercial outsourcing revenue due to the customer’s exercise of these termination rights, there can be no assurance that such a credit ratings downgrade will not adversely affect these customer relationships.
Derivative instruments and hedging activities
Please see Note 10 to our Consolidated Financial Statements for a discussion of our derivative instruments and hedging activities.
Share Repurchase Programs
Please see Note 7 to our Consolidated Financial Statements for a discussion of our Share Repurchase Programs.
Stock Option Repricing
The actions discussed below related to certain employee and former employee stock options outstanding were the result of our internal investigation of our stock option grant practices.
In December 2006, we amended the exercise price of outstanding stock options of certain current executive officers, other executive officers and former executive officers in order to re-price all or a portion of the respective option grant to the correct accounting measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. We will pay cash payments in the aggregate amount of $2.4 million in accordance with the terms of the amendment, which will be paid in the third quarter of fiscal year 2008 from cash flows from operating activities. Of the $2.4 million cash payment, approximately $0.5 million was charged to wages and benefits in our Consolidated Statement of Income in fiscal year 2007, and the balance was charged to additional paid-in capital in our Consolidated Balance Sheet.
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
The tender offer expired on July 17, 2007. Pursuant to the offer, we accepted for amendment options to purchase 1,696,650 shares of our Class A common stock, which represented 99.6% of the shares of our Class A common stock subject to all Eligible Options. We will pay cash payments in the aggregate amount of $4.0 million in accordance with the terms of the tender offer, which will be paid in the third quarter of fiscal year 2008 from cash flows from operating activities. During the first quarter of fiscal year 2008, we charged approximately $1.3 million to wages and benefits in our Consolidated Statement of Income and charged the balance of the estimated cash payments to additional paid-in capital in our Consolidated Balance Sheet. This payment will be made in the third quarter of fiscal year 2008 from cash flow from operating activities.

In July 2007, we notified certain former employees with vested, unexercised and outstanding options which had exercise prices per share that were less, or may have been less, than the fair market value per share of ACS on the revised measurement dates for such options, as determined by us for accounting and tax purposes, that we will pay them the additional 20% income tax imposed by Section 409A based on the excess, if any, of the fair market value of our Class A common stock (up to $62 per share) on the date a triggering event occurs or condition exists that under Section 409A results in the excess being recognized and reported as income on the former employee’s W-2 and the exercise price of the affected option (reduced by any gain that had become subject to tax in a prior year because of an earlier triggering event). As of September 30, 2007, we anticipate that these income tax reimbursements will be up to approximately $0.8 million based on the current fair market value of our Class A common stock on the exercise date and will be paid from cash flows from operating activities as the triggering event occurs for each option holder, beginning in the third quarter of fiscal year 2008. In the first quarter of fiscal year 2008, we charged approximately $0.8 million to wages and benefits in our Consolidated Statement of Income related to these income tax reimbursements based on the current fair market value of our Class A common stock as of September 30, 2007. The estimated liability related to these income tax reimbursements will be adjusted to reflect changes in the current fair market value of our Class A common stock each quarter until the options are exercised.
In the first quarter of fiscal year 2008, we amended the exercise price of outstanding stock options of certain current executive officers in order to re-price all or a portion of the respective option grant to the correct accounting measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. We will pay cash payments in the aggregate amount of $0.3 million in accordance with the terms of the amendment, which will be paid in the third quarter of fiscal year 2008 from cash flows from operating activities. Of the $0.3 million cash payment, approximately $43,000 was charged to wages and benefits in our Consolidated Statement of Income in fiscal year 2007, and the balance was charged to additional paid-in capital in our Consolidated Balance Sheet.
Other
At September 30, 2007, we had cash and cash equivalents of $246 million compared to $307.3 million at June 30, 2007. Our working capital (defined as current assets less current liabilities) increased $148.5 million to $988.2 at September 30, 2007 from $839.7 million at June 30, 2007. Our current ratio (defined as total current assets divided by total current liabilities) was 2.1 and 2 at September 30, 2007 and June 30, 2007, respectively. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 53% and 54% at September 30, 2007 and June 30, 2007, respectively.
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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS AS OF SEPTEMBER 30, 2007 (IN THOUSANDS):

		Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Senior Notes, net of unamortized discount (1)	$499,469	$—	$249,955	$—	$249,514
Long-term debt (1)	1,842,724	18,957	36,076	104,087	1,683,604
Capital lease obligations (1)	59,718	29,857	28,685	1,176	—
Operating leases (2)	1,074,478	327,903	514,342	170,042	62,191
Purchase obligations (3) (4)	21,234	11,158	10,076	—	—

Total Contractual Cash Obligations	$3,497,623	$387,875	$839,134	$275,305	$1,995,309

	Total	Amount of Commitment Expiration per Period
	Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years

Standby letters of credit	$113,582	$113,582	$—	$—	$—
Surety bonds	453,248	408,095	42,923	2,230	—

Total Commercial Commitments	$566,830	$521,677	$42,923	$2,230	$—

(1)	Excludes accrued interest of $15.9 million at September 30, 2007.

(2)	We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2015, which are included in operating leases in the table.

(3)	We have entered into various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2010, and are included in purchase obligations in the table.

(4)	In June 2006, we entered into a two year agreement with Rich Capital, LLC, an M&A advisory firm owned by Jeffery A. Rich, a former Chief Executive Officer, to provide us with advisory services in connection with potential acquisition candidates. This contractual obligation is included in purchase obligations in the table above. However, we have currently suspended payment under this agreement pending determination whether Rich Capital, LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.
We expect to contribute approximately $14 million to our pension plans in fiscal year 2008. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of September 30, 2007. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies for discussion of our pension plans.
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2007, $453.2 million of our outstanding surety bonds and $92.7 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $20.9 million of letters of credit secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
We are obligated to make contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the first quarter of fiscal year 2008, we made contingent consideration payments of $23.7 million, related to acquisitions completed in prior years, of which $20.9 million was accrued at June 30, 2007. As of September 30, 2007, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $62.4 million. Upon satisfaction of the specified contractual criteria, such payments primarily result in a corresponding increase in goodwill.
As of September 30, 2007, we have accrued approximately $7.5 million to be paid to current and former employees related to stock option repricing as the result of our internal investigation of our stock option grant practices. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources above.

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Developments above, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) as of July 1, 2007. As of September 30, 2007, we had gross reserves for uncertain tax positions totaling $54.8 million. We are unable to make a reasonably reliable estimate as to when a cash settlement with a taxing authority will occur.
We have indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of a majority of our Federal government business to Lockheed Martin Corporation completed in November 2003. Our contractual maximum exposure under these indemnifications is $85 million; however, we believe the actual exposure to be significantly less. As of September 30, 2007, other accrued liabilities include a reserve for these claims in an amount we believe to be adequate at this time. As discussed in Note 13 to our Consolidated Financial Statements, we have agreed to indemnify ManTech International Corporation with respect to the DOJ investigation related to purchasing activities at Hanscom during the period 1998 to 2000.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2007, we serviced a FFEL portfolio of approximately 2.3 million loans with an outstanding principal balance of approximately $33.7 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2007, other accrued liabilities include reserves which we believe to be adequate.
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

Our contracts with clients typically span several years. We continuously review and reassess our estimates of contract profitability. If our estimates indicate that a contract loss will occur, a loss accrual is recorded in the Consolidated Financial Statements in the period it is first identified, if allowed by relevant accounting guidance. Circumstances that could potentially result in contract losses over the life of the contract include decreases in volumes of transactions, variances from expected costs to deliver our services, and other factors affecting revenues and costs.
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
Stock-Based Compensation
We adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) as of July 1, 2005. SFAS 123(R) requires us to recognize compensation expense for all stock-based payment arrangements based on the fair value of the stock-based payment on the date of grant. We elected the modified prospective application method for adoption, which requires compensation expense to be recorded for all stock-based awards granted after July 1, 2005 and for all unvested stock options outstanding as of July 1, 2005, beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, the remaining previously measured but unrecognized compensation expense, based on the fair value using revised grant dates as determined in connection with our internal investigation into our stock option grant practices (please see Note 13 to our Consolidated Financial Statements) will be recognized as wages and benefits in the Consolidated Statements of Income on a straight-line basis over the remaining vesting period. For stock-based payment arrangements granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the Consolidated Statements of Income in wages and benefits on a straight-line basis over the vesting period. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:
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

Pension and post-employment benefits
SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), establishes standards for reporting and accounting for pension benefits provided to employees. On June 30, 2007, we adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This Statement requires recognition of the funded status of a defined benefit plan in the statement of financial position as an asset or liability if the plan is overfunded or underfunded, respectively. Changes in the funded status of a plan are required to be recognized in the year in which the changes occur, and reported in comprehensive income as a separate component of stockholders’ equity. Further, certain gains and losses that were not previously recognized in the financial statements are required to be reported in comprehensive income, and certain disclosure requirements were changed. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year end. There was no change to our June 30 measurement date as a result of the adoption of SFAS 158.
We made assumptions of discount rate, long-term rate of return on assets and rate of increase in compensation levels in order to determine our benefit obligations and net periodic benefit costs. These assumptions are described in our Annual Report on Form 10-K for the year ended June 30, 2007. There have been no changes to our assumptions since that filing.
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
Effective July 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. Please see Management’s Discussion and Analysis — Significant Developments — Adoption of FIN 48 for a discussion of the adoption of FIN 48 and the impact on our financial condition and results of operations.
NEW ACCOUNTING PRONOUNCEMENTS
Please see Note 14 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates.
Our Credit Facility is a variable rate facility that is tied to LIBOR. Based on our outstanding variable rate debt of $1.14 billion at September 30, 2007, net of $700 million under our interest rate swap agreement (please see Note 10 to our Consolidated Financial Statements), a 100 basis point change in LIBOR would change annual interest costs by approximately $11.4 million.
As of September 30, 2007, there have been no other material changes in our market risk from June 30, 2007. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were operating effectively as of September 30, 2007. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 13 to our Consolidated Financial Statements set forth in Part I of this report.
ITEM 1A. RISK FACTORS
As of the date of filing of this report, there had not been any material changes to the information related to the Item IA. Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on August 29, 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Please see Note 4 to our Consolidated Financial Statements for a discussion of the declaratory action with respect to the alleged default and purported acceleration of our Senior Notes.
ITEM 6. EXHIBITS
Reference is made to the Index to Exhibits beginning on page 39 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November, 2007.

AFFILIATED COMPUTER SERVICES, INC.

By:	/s/ Kevin Kyser

Kevin Kyser
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
2.1	Stock Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Corporation and Affiliated Computer Services, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Service, Inc. and Affiliated Computer Services, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.3	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).

2.4	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).

2.5	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on September 11, 2003 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between Affiliated Computer Services, Inc. and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).

4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between Affiliated Computer Services, Inc. and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).

4.4	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.3)).

4.5	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.6	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.7	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

Exhibit
Number	Exhibit Name
4.8	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.9	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

9.1	Voting Agreement dated February 9, 2006 by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 9.1 to our Quarterly Report on Form 10-Q filed February 9, 2006 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.