Form 10-Q
period 2007-12-31
AFFILIATED COMPUTER SERVICES INC
filed 2008-02-08
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	January 31, 2008

Class A Common Stock, $.01 par value	89,374,622
Class B Common Stock, $.01 par value	6,599,372

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$297,791	$307,286
Accounts receivable, net	1,338,886	1,257,108
Income taxes receivable	16,689	13,268
Prepaid expenses and other current assets	237,561	232,872

Total current assets	1,890,927	1,810,534

Property, equipment and software, net	888,975	897,319
Goodwill	2,620,932	2,612,368
Other intangibles, net	435,250	481,378
Other assets	195,537	180,830

Total assets	$6,031,621	$5,982,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$157,812	$97,951
Accrued compensation and benefits	185,666	246,742
Other accrued liabilities	330,550	400,238
Deferred taxes	67,430	14,418
Current portion of long-term debt	46,350	47,039
Current portion of unearned revenue	172,688	164,484

Total current liabilities	960,496	970,872

Senior Notes, net of unamortized discount	499,489	499,449
Other long-term debt	1,865,366	1,842,823
Deferred taxes	351,449	367,565
Other long-term liabilities	304,889	235,552

Total liabilities	3,981,689	3,916,261

Commitments and contingencies (See Notes 2, 5 and 15)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 110,376 and 113,960 shares issued, respectively	1,103	1,139
Class B convertible common stock, $.01 par value, 14,000 shares authorized, 6,600 shares issued and outstanding	66	66
Additional paid-in capital	1,627,614	1,642,900
Accumulated other comprehensive income, net	16,398	15,916
Retained earnings	1,460,719	1,462,115
Treasury stock at cost, 21,002 shares	(1,055,968)	(1,055,968)

Total stockholders’ equity	2,049,932	2,066,168

Total liabilities and stockholders’ equity	$6,031,621	$5,982,429

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues	$1,511,442	$1,426,761	$3,004,525	$2,812,199

Operating expenses:
Cost of revenues:
Wages and benefits	717,047	667,852	1,416,996	1,334,468
Services and supplies	326,457	317,618	668,223	608,980
Rent, lease and maintenance	185,203	177,099	370,121	356,155
Depreciation and amortization	94,358	85,228	185,182	166,866
Other	6,982	9,141	13,897	19,755

Total cost of revenues	1,330,047	1,256,938	2,654,419	2,486,224

Other operating expenses	23,501	19,495	46,811	34,789

Total operating expenses	1,353,548	1,276,433	2,701,230	2,521,013

Operating income	157,894	150,328	303,295	291,186

Interest expense	43,049	48,085	87,019	94,098
Other non-operating income, net	(5,509)	(9,686)	(6,189)	(12,304)

Pretax profit	120,354	111,929	222,465	209,392

Income tax expense	38,758	39,855	74,725	75,935

Net income	$81,596	$72,074	$147,740	$133,457

Earnings per share:

Basic	$0.82	$0.73	$1.48	$1.32

Diluted	$0.81	$0.72	$1.47	$1.30

Shares used in computing earnings per share:

Basic	99,505	98,914	99,613	101,183

Diluted	100,310	100,152	100,648	102,457

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$147,740	$133,457

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185,182	166,866
Stock-based compensation expense	14,316	15,592
Excess tax benefit on stock-based compensation	(2,026)	(31)
Deferred income tax expense	61,472	15,485
Impairment charges	1,560	1,231
Gain on investments	(367)	(5,440)
Gain on sale of business	(2,430)	(2,459)
Other non-cash activities	11,879	10,779
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(85,004)	(5,496)
Prepaid expenses and other current assets	(1,899)	(15,143)
Other assets	(135)	2,433
Accounts payable	60,130	(21,399)
Accrued compensation and benefits	(60,948)	(17,880)
Other accrued liabilities	(33,025)	(2,519)
Income taxes receivable	4,929	13,398
Other long-term liabilities	10,565	4,744
Unearned revenue	18,682	11,096

Total adjustments	182,881	171,257

Net cash provided by operating activities	330,621	304,714

Cash flows from investing activities:
Purchases of property, equipment and software, net	(132,402)	(170,441)
Additions to other intangible assets	(17,416)	(14,969)
Payments for acquisitions, net of cash acquired	(23,832)	(102,338)
Proceeds from divestitures, net of transaction costs	4,035	—
Purchases of investments	—	(6,406)
Proceeds from investments	961	1,276
Other	(6,500)	—

Net cash used in investing activities	(175,154)	(292,878)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	197,077	1,648,287
Payments of long-term debt	(193,229)	(705,093)
Purchase of treasury shares	(200,000)	(730,689)
Excess tax benefit on stock-based compensation	2,026	31
Proceeds from stock options exercised	29,337	5,023
Proceeds from issuance of treasury shares	—	2,923
Other	(173)	—

Net cash (used in) provided by financing activities	(164,962)	220,482

Net change in cash and cash equivalents	(9,495)	232,318
Cash and cash equivalents at beginning of period	307,286	100,837

Cash and cash equivalents at end of period	$297,791	$333,155

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
Affiliated Computer Services, Inc. (the “Company”) is a Fortune 500 and S&P 500 company with approximately 62,000 employees providing business process outsourcing and information technology services to commercial and government clients. We were incorporated in Delaware on June 8, 1988, and our corporate headquarters are located in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.
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
During the three and six months ended December 31, 2007, we recognized approximately $3.9 million and $8 million, respectively, in legal and other costs related to this potential transaction and $(0.1 million) and $0.7 million, respectively, related to shareholder derivative lawsuits related to this potential transaction.  Through December 31, 2007, we have recognized approximately $12 million in legal and other costs related to this potential transaction and $2.7 million related to shareholder derivative lawsuits related to this potential transaction.
3. BOARD OF DIRECTORS
At a special meeting of the Board of Directors on October 30, 2007 called by the Chairman, the Chairman requested that each of our five independent directors Robert B. Holland, III, J. Livingston Kosberg, Dennis McCuistion, Joseph P. O’Neill and Frank A. Rossi immediately resign from the Board. The Chairman also presented a group of four nominees to immediately fill the vacancies caused by the requested resignations and to run for election at the Company’s next stockholders’ meeting. In a November 1, 2007 special meeting of the Board called by the Chairman, the independent directors advised the Chairman that they would not run for re-election at the next stockholders’ meeting and would resign as directors once they have had the opportunity to meet with the Chairman’s nominees and any other director candidates suggested by stockholders to determine that they are independent and capable of protecting minority stockholders. On November 1, 2007, the then current independent directors filed an action (the “Independent Director Complaint”) in the Chancery Court of Delaware (New Castles County) seeking an order declaring that they did not breach their fiduciary duties to the Company and its stockholders in connection with the process followed by the independent directors related to the proposed sale of the Company.
On November 21, 2007, we announced that the independent directors had resigned and in connection with their resignations they agreed to dismiss the Independent Director Complaint.  At the time of their resignation, we announced that Kurt Krauss, Ted Miller,

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Richard Spears and Frank Varasano, each of whom was independent, were appointed to the Board of Directors. Mr. Spears passed away on January 5, 2008.
Also, on November 21, 2007 John H. Rexford resigned from the Company’s Board of Directors, but continued in his position as an Executive Vice President of the Company focusing on key corporate development initiatives, including mergers and acquisitions.
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill for the six months ended December 31, 2007 are as follows (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2007	$1,415,315	$1,197,053	$2,612,368
Acquisition activity	(209)	2,620	2,411
Divestiture activity	—	(964)	(964)
Foreign currency translation	1,851	5,266	7,117

Balance as of December 31, 2007	$1,416,957	$1,203,975	$2,620,932

Goodwill activity for the first half of fiscal year 2008 was primarily due to contingent consideration payments earned during the quarter on prior year acquisitions and the sale of our decision support business (see Note 14). Approximately $2.1 billion, or 79%, of the original gross amount of goodwill recorded is deductible for income tax purposes.
The following information relates to our other intangible assets (in thousands):

	December 31, 2007		June 30, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Acquired customer-related intangibles	$419,975	$(169,442)	$419,853	$(147,872)
Customer-related intangibles	242,055	(118,397)	247,840	(101,217)
All other	17,180	(11,009)	17,248	(9,362)

Total	$679,210	$(298,848)	$684,941	$(258,451)

Non-amortizable intangible assets:
Title plant	$51,045		$51,045
Trade name	3,843		3,843

Total	$54,888		$54,888

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Amortization:
Contract inducement	$3,381	$3,859	$7,109	$7,669
Acquired customer-related intangibles	10,945	10,621	21,979	20,826
All other intangibles	6,975	5,413	13,338	10,163

Total amortization	$21,301	$19,893	$42,426	$38,658

Aggregate amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements is recorded as a reduction of related contract revenue. Amortizable intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 10 years. The amortization period for all other intangible assets, including trademarks, ranges from 3 to 20 years, with a weighted average of approximately 6 years.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Estimated amortization for the years ending June 30,
2008	$83,607
2009	72,498
2010	60,435
2011	50,785
2012	36,700
5. DEBT
Senior Notes
On June 6, 2005, we completed a public offering of $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively, the “Senior Notes”).  Interest on the Senior Notes is payable semiannually.  The net proceeds from the offering of approximately $496 million, after deducting underwriting discounts, commissions and expenses, were used to repay a portion of the outstanding balance of our prior facility. We may redeem some or all of the Senior Notes at any time prior to maturity, which may include prepayment penalties determined according to pre-established criteria.   The Senior Notes were issued pursuant to that certain Indenture dated June 6, 2005 (which, along with any Supplemental Indentures entered into subsequent thereto and in connection therewith, is referred to as the “Indenture”) between us and The Bank of New York Trust Company, N.A. (“BONY”), as trustee, with the Wilmington Trust Company having replaced BONY as trustee on December 19, 2006 (the “Trustee”).  Please see Note 11 for a discussion of the forward interest rate hedges related to the issuance of the Senior Notes.
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
In the event the claim of default against us made by certain holders of the Senior Notes is upheld in a court of law and we are required to pay off the Senior Notes, it is most likely that we would utilize cash on hand and borrowings under our Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”) to fund such payoff.  Under the terms of the Credit Facility, we can utilize borrowings under the revolving credit facility, subject to certain liquidity requirements, or may seek additional commitments for funding under its term loan facility of the Credit Facility.  We estimate we have sufficient liquidity to meet both the needs of our operations and any potential payoff of the Senior Notes. While we do have availability under our Credit Facility to draw funds to repay the Senior Notes, there may be a decrease in our credit availability that could otherwise be used for other corporate purposes, such as acquisitions and share repurchases.
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $12.5 million ($7.8 million, net of

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
income tax), unamortized deferred financing costs of $2.3 million ($1.5 million, net of income tax) and unamortized discount of $0.5 million ($0.3 million, net of income tax) associated with our Senior Notes as of December 31, 2007 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.
Credit Facility
On September 26, 2006, we received an amendment, consent and waiver from the lenders under our Credit Facility with respect to, among other provisions, waiver of any default or event of default arising under the Credit Facility as a result of our failure to comply with certain reporting covenants relating to other indebtedness, including covenants purportedly requiring the filing of reports with either the Securities and Exchange Commission (“SEC”) or the holders of such indebtedness, so long as those requirements were complied with by December 31, 2006. As consideration for this amendment, consent and waiver, we paid a fee of $2.6 million.
On December 21, 2006, we received another amendment, consent and waiver from lenders under our Credit Facility. The amendment, consent and waiver includes the following provisions, among others:
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. PENSION AND OTHER POST-EMPLOYMENT PLANS
Net periodic benefit cost
The following table provides the components of net periodic benefit cost (in thousands):

	Three Months Ended
	December 31,
	2007		2006
	Non-U.S.	U.S.	Non-U.S.	U.S.
	Plans	Plans	Plans	Plans
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$1,570	$926	$1,510	$834
Interest cost	1,680	123	1,426	63
Expected return on assets	(1,844)	(173)	(1,366)	(54)
Amortization of gains/losses	—	—	—	(6)
Amortization of prior service costs	—	54	—	63

Net periodic benefit cost for defined benefit plans	$1,406	$930	$1,570	$900

	Six Months Ended
	December 31,
	2007		2006
	Non-U.S.	U.S.	Non-U.S.	U.S.
	Plans	Plans	Plans	Plans
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$3,098	$1,852	$2,894	$1,758
Interest cost	3,312	246	2,792	126
Expected return on assets	(3,644)	(346)	(2,708)	(108)
Amortization of gains/losses	—	—	—	(12)
Amortization of prior service costs	—	108	—	126

Net periodic benefit cost for defined benefit plans	$2,766	$1,860	$2,978	$1,890

Contributions
We made contributions to the pension plans of approximately $3.8 million and $7.3 million during the three and six months ended December 31, 2007, respectively. We expect to contribute approximately $14 million during fiscal year 2008.
7. INCOME TAXES
Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions.  Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties.  As a result of the implementation of FIN 48, we recognized an $11 million (net of tax benefit) increase in the reserves for uncertain tax positions, of which $8.8 million (net of tax benefit) was attributable to the accrual of interest and penalties.  These amounts were recognized as a decrease to retained earnings of $9.9 million, an increase to deferred tax assets of $1 million and an increase to income taxes receivable of $0.1 million.  Following our adoption of FIN 48, the gross balance of unrecognized tax benefits was $54.5 million at July 1, 2007, which excludes $9 million of offsetting tax benefits, primarily from international tax treaties which provide for potential relief from double taxation.  The net unrecognized tax benefits of $45.5 million as of July 1, 2007 include $41.5 million that, if recognized, would benefit our effective income tax rate. As of December 31, 2007, we had gross reserves for uncertain tax positions totaling $55.3 million, which excludes $9 million of offsetting tax benefits.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Accrued interest and penalties related to unrecognized tax benefits were approximately $8.8 million (net of tax benefit) as of July 1, 2007, and $6.6 million (net of tax benefit) as of December 31, 2007, which reflects a reduction due to the application of IRS refunds to the FIN

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
48 liability.  We do not anticipate a significant change to the total amount of these unrecognized tax benefits within the next 12 months.
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
Our effective income tax rate decreased to 32.2% and 33.6% for the three and six months ended December 31, 2007, respectively, from 35.6% and 36.3% for the three and six months ended December 31, 2006, respectively.  Our effective income tax rate decreased primarily due to an increase in other deductions and credits, as well as interest accrued on expected tax refunds in accordance with the provisions of FIN 48.
8. EQUITY
Share repurchase programs
Fiscal Year 2008 Activity
On November 25, 2007, our Board of Directors endorsed a new $1 billion share repurchase program and authorized the purchase of up to $200 million of our Class A common stock under this program. The program, which is open ended, allows us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the Securities and Exchange Commission rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. During the second quarter of fiscal year 2008, we repurchased approximately 4.5 million shares at an average cost of approximately $44.18 per share (approximately $200 million) all of which have been retired. The purchase of these shares was funded with cash on hand and borrowings under our Credit Facility.
Fiscal Year 2007 Activity
In June and August 2006, our Board of Directors authorized two share repurchase programs of up to $1 billion each of our Class A common stock. As of December 31, 2006, we had repurchased approximately 19.9 million shares under the June 2006 authority at an average cost of approximately $50.30 per share (approximately $1 billion) all of which have been retired, of which 14.4 million shares with an average cost of approximately $50.64 per share (approximately $730.7 million) were purchased and retired in the first six months of fiscal year 2007. The Company has not made any repurchases nor does it contemplate making any repurchases under the August 2006 share repurchase program.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock option repricing
Please see Note 15 for a discussion of the repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
9. EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Numerator:
Net income	$81,596	$72,074	$147,740	$133,457

Denominator:
Basic weighted average shares outstanding	99,505	98,914	99,613	101,183
Dilutive effect of stock options	805	1,238	1,035	1,274

Denominator for earnings per share assuming dilution	100,310	100,152	100,648	102,457

Basic earnings per share	$0.82	$0.73	$1.48	$1.32

Diluted earnings per share	$0.81	$0.72	$1.47	$1.30

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. Options to purchase approximately 10,385,000 and 7,058,000 shares of common stock during the three months ended December 31, 2007 and 2006, respectively, and approximately 9,317,000 and 6,670,000 shares of common stock during the six months ended December 31, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the windfall tax benefit.
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
10. COMPREHENSIVE INCOME
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income	$81,596	$72,074	$147,740	$133,457
Other comprehensive income (loss):
Foreign currency translation adjustment	3,814	5,597	15,556	8,312
Unrealized loss on interest rate swap agreement (net of income tax of $(4,685), $0, $(9,174) and $0, respectively)	(7,754)	—	(15,768)	—
Amortization of unrealized loss on forward interest rate agreements (net of income tax of $240, $240, $480 and $480, respectively)	397	397	793	793
Unrealized gain (loss) on foreign exchange forward agreements (net of income tax of $23, $229, $(91) and $446, respectively)	34	379	(167)	738
Prepaid pension cost amortization (net of income tax of $20 and $40 respectively)	34	—	68	—

Comprehensive income	$78,121	$78,447	$148,222	$143,300

The following table represents the components of accumulated other comprehensive income (in thousands):

	As of December 31, 2007	As of June 30, 2007
Foreign currency gains	$32,085	$16,529
Unrealized (loss) gain on interest rate swap agreement (net of income tax of $(6,355) and $2,819, respectively)	(10,517)	5,251
Unrealized loss on forward interest rate agreements (net of income tax of $(4,691) and $(5,170), respectively)	(7,822)	(8,615)
Unrealized gains on foreign exchange forward agreements (net of income tax of $135 and $226, respectively)	210	377
Unrecognized prior service costs (net of income tax of $(569) and $(609), respectively)	(1,001)	(1,069)
Unrealized actuarial gains on pension plans (net of income tax of $1,588 and $1,588, respectively)	3,443	3,443

Total	$16,398	$15,916

11. DERIVATIVES AND HEDGING INSTRUMENTS
Interest rate hedges
In March 2007, we entered into a five-year amortizing interest rate swap agreement. As of December 31, 2007 and June 30, 2007, the notional amount of the agreement totaled $700 million. The agreement is designated as a cash flow hedge of forecasted interest payments on up to $700 million outstanding floating rate debt under our Credit Facility. The interest rate swap is structured such that we pay a fixed rate of interest of 4.897%, and receive a floating rate of interest based on one month LIBOR. The unrealized loss as of December 31, 2007 of $16.9 million ($10.5 million, net of income tax) and the unrealized gain as of June 30, 2007 of $8.1 million ($5.3 million, net of income tax) was reflected in accumulated other comprehensive income. As of December 31, 2007, the fair market value of $(16.9 million) is reflected in other long-term liabilities. As of June 30, 2007, the fair market value of $8.1 million is reflected in other assets. The fair market value of the agreement reflects termination cash value.
In order to hedge the variability of future interest payments related to our Senior Notes issuance, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of the Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. The loss on settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) was recorded in accumulated other comprehensive income, to be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. We amortized to interest expense approximately $0.6 million during both the three months ended December 31, 2007 and 2006, and approximately

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$1.3 million during both the six months ended December 31, 2007 and 2006. The amount of gain or loss related to hedge ineffectiveness was not material.
Foreign currency forward agreements
We utilize derivative financial instruments to manage our exposure to foreign currencies related to our domestic and international operations. We enter into foreign currency forward agreements in order to hedge the exchange rate risk associated with specific forecasted transactions, including payments and receipts from customers and suppliers, and funding of payroll expenses of our offshore operations. We designate only those contracts which closely match the terms of the underlying transaction as cash flow hedges for accounting purposes. These forward contracts are assessed for effectiveness at inception and on an ongoing basis. During the three and six month periods ended December 31, 2007 and December 31, 2006, there was no deemed ineffectiveness related to cash flow hedges, and no reclassification to earnings due to hedged transactions no longer expected to occur. During the next 12 months, we expect an immaterial amount of unrealized losses related to these contracts to be reclassified to other operating income (loss), assuming market rates remain unchanged. The contracts are set to expire at various times over the next three years.
The table below provides additional information as of December 31, 2007 about our foreign currency forward contracts designated as cash flow hedges (in thousands):

						Weighted	Cumulative
	Notional					Average	Gain
	Amount	Contract		Counter		Contract	(Loss) in
Hedged Transaction	in USD	Currency		Currency		Rate	USD
Receipt of revenue	$2,972	CAD	2,774	EUR	2,018	0.727	$144
Funding of payroll	36,773	USD	36,773	MXN	410,000	11.149	153
Receipt of revenue	4,632	NOK	26,005	CHF	5,214	0.201	(39)
Receipt of revenue	6,722	EUR	4,662	CHF	7,567	1.623	(58)
Payment for merchandise	3,405	USD	3,405	CHF	3,993	1.173	145

Total	$54,504						$345

As part of the acquisition of the Transport Revenue division of Ascom AG in December 2005, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and U.S. dollar revenues. These agreements do not qualify for hedge accounting under SFAS 133. In addition, we have entered into certain other foreign currency contracts not designated as hedges for accounting purposes, although management believes they are essential economic hedges. We recorded income on non-qualified hedging instruments of approximately $1 million ($0.7 million, net of income tax) and $3.1 million ($2 million, net of income tax) for the three months ended December 31, 2007 and 2006, respectively, and approximately $0.8 million ($0.6 million, net of income tax) and $2.3 million ($1.5 million, net of income tax) for the six months ended December 31, 2007 and 2006, respectively, in other non-operating income, net in our Consolidated Statements of Income. As of December 31, 2007 and June 30, 2007, the notional amount of these agreements totaled 26.1 million Euros (approximately $38.4 million) and 25.2 million Euros (approximately $33.9 million), respectively, and are set to expire at various times over the next three years. A liability was recorded for the related fair value of approximately $(3.9 million) and $(4.3 million) as of December 31, 2007 and June 30, 2007, respectively.

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
The following is a summary of certain financial information by reportable segment (in thousands):

	Commercial	Government	Corporate	Consolidated

Three months ended December 31, 2007
Revenues	$903,022	$608,420	$—	$1,511,442
Operating expenses (excluding depreciation and amortization)	748,147	464,808	46,235	1,259,190
Depreciation and amortization	69,456	24,513	389	94,358

Operating income	$85,419	$119,099	$(46,624)	$157,894

Three months ended December 31, 2006
Revenues (a)	$849,470	$577,291	$—	$1,426,761
Operating expenses (excluding depreciation and amortization)	705,768	443,329	42,108	1,191,205
Depreciation and amortization	60,877	23,994	357	85,228

Operating income	$82,825	$109,968	$(42,465)	$150,328

Six months ended December 31, 2007
Revenues	$1,781,901	$1,222,624	$—	$3,004,525
Operating expenses (excluding depreciation and amortization)	1,478,401	945,518	92,129	2,516,048
Depreciation and amortization	135,352	49,027	803	185,182

Operating income	$168,148	$228,079	$(92,932)	$303,295

Six months ended December 31, 2006
Revenues (a)	$1,681,609	$1,130,590	$—	$2,812,199
Operating expenses (excluding depreciation and amortization)	1,417,429	867,139	69,579	2,354,147
Depreciation and amortization	117,271	48,883	712	166,866

Operating income	$146,909	$214,568	$(70,291)	$291,186

(a)	Revenues in our Government segment include revenues from operations divested during fiscal year 2006 of $0.3 million and $0.9 million for the three and six months ended December 31, 2006, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. RESTRUCTURING ACTIVITIES
During fiscal year 2006, we began a comprehensive assessment of our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we began restructuring initiatives and activities that are expected to enhance our competitive position in certain markets, and recorded restructuring charges and asset impairments arising from our discretionary decisions. As of June 30, 2007, approximately 2,500 employees were involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management; however, we anticipate that a majority of these positions would be migrated to lower cost markets. The following table summarizes the activity for the accrual for involuntary termination of employees for the three months and six months ended December 31, 2007 (in thousands) exclusive of the Acquired HR Business (defined below):

Balance as of September 30, 2007	$206
Accrual reversal	(81)
Payments	(88)

Balance as of December 31, 2007	$37

Balance as of June 30, 2007	$893
Accrual reversals	(381)
Payments	(475)

Balance as of December 31, 2007	$37

The remaining accrual for involuntary termination of employees is expected to be paid in fiscal year 2008 from cash flows from operating activities.
We substantially completed the integration of the human resources consulting and outsourcing businesses acquired from Mellon Financial Corporation (the “Acquired HR Business”) in the fourth quarter of fiscal year 2006. The integration included the elimination of redundant facilities, marketing and overhead costs, and the consolidation of processes from the historical cost structure of the acquired organization. The liabilities recorded at closing for the Acquired HR Business include $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The following table summarizes the activity for the accrual for involuntary termination of employees for the three and six months ended December 31, 2007 (in thousands):

Balance as of September 30, 2007	$398
Accrual reversal	(209)
Payments	(28)

Balance as of December 31, 2007	$161

Balance as of June 30, 2007	$402
Accrual reversals	(209)
Payments	(32)

Balance as of December 31, 2007	$161

The remaining accrual for involuntary termination of employees is expected to be paid in fiscal year 2008 from cash flows from operating activities.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14. DIVESTITURES
During the second quarter of fiscal year 2008, we completed the sale of our decision support business in our Government segment and recorded a gain on the sale of approximately $2.4 million ($1.6 million, net of income tax) in other operating expense in our Consolidated Statements of Income. We believe that the decision support business is not strategic to our ongoing operations.
Revenues from the decision support business were $1.8 million and $2 million for the three months ended December 31, 2007 and 2006, respectively, and $3.7 million and $3.9 million for the six months ended December 31, 2007 and 2006, respectively. Operating income from the decision support business, excluding the gain on sale, was $0.4 million for both the three months ended December 31, 2007 and 2006, and $0.8 million and $0.7 million for the six months ended December 31, 2007 and 2006, respectively.
15. COMMITMENTS AND CONTINGENCIES
Regulatory Agency Investigations Relating to Stock Option Grant Practices
On March 3, 2006, we received notice from the SEC that it was conducting an investigation into certain stock option grants made by us from October 1998 through March 2005.  On June 7, 2006 and on June 16, 2006, we received requests from the SEC for information on all of our stock option grants since 1994.  We have been providing supplemental information to the SEC on a voluntary basis following the initial SEC requests.  We have learned that the SEC obtained a formal order of investigation in this matter in August 2006.  We are continuing to cooperate with the SEC’s investigation.
On May 17, 2006, we received a grand jury subpoena from the United States District Court, Southern District of New York, requesting production of documents related to granting of our stock option grants. We have responded to the grand jury subpoena and have provided documents to the United States Attorney’s Office in connection with the grand jury proceeding. We have informed the SEC and the United States Attorney’s Office for the Southern District of New York of the results of our internal investigation into our stock option grant practices (discussed below) and will continue to cooperate with these governmental entities and their investigations.
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
Subsequent to the delivery of the results of the investigation, we, with the approval of our Audit Committee, determined that the cumulative non-cash stock-based compensation expense adjustment and related income tax effects were material. Our decision to restate our financial statements was based on the facts obtained by management and a special committee comprised of all of the then independent members of the Board of Directors, which oversaw the internal investigation. We determined that the cumulative, pre-tax, non-cash stock-based compensation expense resulting from revised measurement dates was approximately $51.2 million during the period from our initial public offering in 1994 through June 30, 2006. The corrections relate to options covering approximately 19.4 million shares. Previously reported total revenues were not impacted by our restatement. The impact of the restatement on each year of our previously issued financial statements is more fully disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.
Related income tax effects included deferred income tax benefits on the compensation expense, and additional income tax liabilities and estimated penalties and interest related to the application of Internal Revenue Code Section 162(m) and related Treasury Regulations (“Section 162(m)”) to stock-based executive compensation previously deducted, that was no longer deductible as a result of revised measurement dates of certain stock option grants. We also included in our restatements additional income tax liabilities and estimated penalties and interest, with adjustments to additional paid-in capital and income tax expense, related to certain cash and stock-based executive compensation deductions previously taken under Section 162(m), which we believed may be non-deductible as a result of information that has been obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. We recorded approximately $33.4 million of additional income taxes, estimated penalties and interest related to disallowed Section 162(m) executive compensation deductions resulting from revised measurement dates. At this time, we cannot predict when these Section 162(m) issues will be resolved; however, during the third quarter of fiscal year 2007, we paid approximately $35 million of estimated income taxes, penalties and interest related to Section 162(m) issues. This payment is reflected in cash flows from operating activities at June 30, 2007.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In December 2006, we amended the exercise price of outstanding stock options of certain current executive officers, other executive officers and former executive officers in order to re-price all or a portion of the respective option grant to the correct accounting measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. We paid cash payments in the aggregate amount of $2.4 million in accordance with the terms of the amendment in the third quarter of fiscal year 2008 from cash flows from operating activities. Of the $2.4 million cash payment, approximately $0.5 million was charged to wages and benefits in our Consolidated Statement of Income in the second quarter of fiscal year 2007, and the balance was charged to additional paid-in capital in our Consolidated Balance Sheet.
On June 18, 2007, we initiated a tender offer to amend certain options (the “Eligible Options”) to purchase an aggregate of 1,703,650 shares (as amended) of our Class A common stock in order to re-price all or a portion of the respective option grant to the correct accounting measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. The Eligible Options included options that (i) were granted under our 1997 Stock Incentive Plan, as amended; (ii) had exercise prices per share that were less, or may have been less, than the fair market value per share of our common stock on the revised measurement dates for such options, as determined by us for accounting and tax purposes; (iii) were unexercised and unvested, either in whole or in part, as of January 1, 2005; (iv) were outstanding as of the expiration time of this tender offer; and (v) were held by individuals who (x) were employed by the Company through the expiration time of this tender offer (other than any executive officer or director) and (y) are subject to income taxation in the United States. Eligible participants could elect to (i) amend Eligible Options to increase the exercise price per share to the fair market value of the Company’s Class A common stock on the respective option’s measurement date and (ii) receive a cash payment equal to the difference between the new exercise price per share of each amended option and the original exercise price per share of such amended option, multiplied by the number of unexercised shares of the Company’s Class A common stock subject to such amended option.
The tender offer expired on July 17, 2007. Pursuant to the offer, we accepted for amendment options to purchase 1,696,650 shares of our Class A common stock, which represented 99.6% of the shares of our Class A common stock subject to all Eligible Options. We paid cash payments in the aggregate amount of $4.0 million in accordance with the terms of the tender offer in the third quarter of fiscal year 2008 from cash flow from operating activities. During the first quarter of fiscal year 2008, we charged approximately $1.3 million to wages and benefits in our Consolidated Statement of Income and charged the balance of the estimated cash payments to additional paid-in capital in our Consolidated Balance Sheet.
In July 2007, we notified certain former employees with vested, unexercised and outstanding options which had exercise prices per share that were less, or may have been less, than the fair market value per share of ACS on the revised measurement dates for such options, as determined by us for accounting and tax purposes, that we will pay them the additional 20% income tax imposed by Section 409A based on the excess, if any, of the fair market value of our Class A common stock (up to $62 per share) on the date a triggering event occurs or condition exists that under Section 409A results in the excess being recognized and reported as income on the former employee’s W-2 and the exercise price of the affected option (reduced by any gain that had become subject to tax in a prior year because of an earlier triggering event). As of December 31, 2007, we anticipate that these income tax reimbursements will be up to approximately $0.5 million based on the current fair market value of our Class A common stock on the exercise date and will be paid from cash flows from operating activities as the triggering event occurs for each option holder, beginning in the third quarter of fiscal year 2008. During the three and six months ended December 31, 2007, we (credited) charged approximately $(0.4 million) and $0.5 million, respectively, to wages and benefits in our Consolidated Statement of Income related to these income tax reimbursements based on the current fair market value of our Class A common stock as of December 31, 2007. The estimated liability related to these income tax reimbursements will be adjusted to reflect changes in the current fair market value of our Class A common stock each quarter until the options are exercised.
In the first quarter of fiscal year 2008, we amended the exercise price of outstanding stock options of certain current executive officers in order to re-price all or a portion of the respective option grants to the correct accounting measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. We paid cash payments in the aggregate amount of $0.3 million in accordance with the terms of the amendment in the third quarter of fiscal year 2008 from cash flows from operating activities. Of the $0.3 million cash payment, approximately $43,000 was charged to wages and benefits in our Consolidated Statement of Income in the first quarter of fiscal year 2008, and the balance was charged to additional paid-in capital in our Consolidated Balance Sheet.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Huntsinger, Oury, and Anchorage lawsuits were consolidated into one case on June 5, 2006, under the caption In Re Affiliated Computer Services, Inc. Derivative Litigation in the District Court of Dallas County, Texas, 193rd Judicial District (the “Texas State Derivative Action”). On March 26, 2007, plaintiffs filed a Third Amended Consolidated Complaint in which the plaintiffs’ alleged certain of the defendants breached their fiduciary duties in evaluating the buyout offer from Cerberus and any other offers (see further discussion below in “Litigation arising from buy-out offer”). This case is in the discovery phase. A special trial setting is scheduled for April 29, 2008.
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
On August 15, 2006, plaintiff filed a First Amended Complaint. The First Amended Complaint added Lynn R. Blodgett, David W. Black, Henry Hortenstine, Peter A. Bracken, William L. Deckelman, Jr., Warren Edwards, John M. Brophy, John Rexford, Dennis McCuistion, J. Livingston Kosberg and Clifford M. Kendall. On April 5, 2007, plaintiff Brandin filed a Motion for Summary Judgment against Darwin Deason, Jeffrey Rich and Mark King. Each of the parties has filed their respective briefs and a hearing on the Motion for Summary Judgment was held on February 5, 2008. In addition, on October 16, 2007, each of the individual defendants filed a Motion for Partial Dismissal, based on plaintiff’s lack of standing to challenge most of the stock option grants at issue. We anticipate that a hearing on the Motion for Partial Dismissal will be held in the latter part of April 2008.
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
The Alaska Electrical and Lunceford cases were consolidated into one case on August 1, 2006, under the caption In Re Affiliated Computer Services Federal Derivative Litigation, in the United States District Court for the Northern District of Texas, Master File No. 3:06-CV-1110-M (the “Texas Federal Derivative Action”). On April 5, 2007, the plaintiffs filed a Second Amended Complaint, adding causes of action related to the announced buy-out transaction as well. On June 4, 2007, ACS and the individual defendants filed a Motion to Dismiss the Second Amended Complaint, on the grounds that the buy-out claims were not yet ripe for adjudication.
On December 17, 2007, after a hearing on August 1, 2007, the judge dismissed all buy-out related causes of action, dismissed the Rule 16(b) claims against defendants Jeff Rich and Mark King, and dismissed the Rule 10(b)5 causes of action against defendants Lynn Blodgett, John Rexford, and John Brophy.  The judge also dismissed the Rule 14(a) proxy related claims, and granted plaintiffs leave to amend their complaint to state with particularity other claims not yet ruled on.
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
On February 12, 2007, the Simeon case and the Burke case were consolidated into one case, under the caption, In re Affiliated Computer Systems [sic] ERISA Litigation, Master File No. 3:06-CV-1592-M. On December 20, 2007, an Order Preliminarily Approving Settlement was entered in the In re Affiliated Computer Systems [sic] ERISA Litigation” consolidated case.  Principally, the settlement provides for a payment to the plaintiffs and the ACS Savings Plan of a total of $1.5 million, which includes attorney fees, and is subject to final approval of the court at a hearing to be held on April 28, 2008. We recorded a charge of $1.5 million ($1 million, net of income tax) in other operating expense in our Consolidated Statements of Income during the second quarter of fiscal year 2008.
All of the lawsuits related to stock option grant practices described above are being vigorously defended.  However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any, should an unfavorable outcome occur for the matters noted above.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
In the Texas Federal Court Consolidated stock option derivative case, on April 5, 2007, the plaintiffs filed a Second Amended Complaint, adding causes of action related to the announced buy-out transaction as well, and adding as defendants, Clifford Kendall, David Black, Henry Hortenstine, Peter A. Bracken, William Deckelman, Jr., PricewaterhouseCoopers LLP, and Cerberus Capital Management LP. Like the Third Amended Petition in the Texas State Court Derivative Action, the Second Amended Complaint in the Texas Federal Court Derivative Action challenged both the process through which the Proposal was generated, and the substance of the Proposal. On June 4, 2007, ACS and the individual defendants filed a Motion to Dismiss the Second Amended Complaint, on the grounds that the buy-out claims were not yet ripe for adjudication, i.e., no claim related to the Proposal can properly be the subject of litigation, because the Proposal has not been accepted or recommended by either the Company or by the Special Committee formed to evaluate the Proposal and strategic alternatives to the Proposal. On December 17, 2007, the judge dismissed all buy-out related causes of action, dismissed the Rule 16(b) claims against defendants Jeff Rich and Mark King, and dismissed the Rule 10(b)5 causes of action against defendants Lynn Blodgett, John Rexford, and John Brophy.  The judge also dismissed the Rule 14(a) proxy related claims, and granted plaintiffs leave to amend their complaint to state with particularity other claims not yet ruled on.
All of the litigation arising from the buy-out offer are being vigorously defended.  However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any, should an unfavorable outcome occur for the matters noted above.
Declaratory Action with Respect to Alleged Default and Purported Acceleration of our Senior Notes and Amendment, Consent and Waiver for our Credit Facility
Please see Note 5 for a discussion of the Alleged Default and Purported Acceleration of our Senior Notes and waivers, amendments, and consents obtained for our Credit Facility.
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
On October 31, 2006, legal counsel to the Alberta government withdrew the charge against ACS. On June 27, 2007, the Alberta government also withdrew the original charge against our subsidiary, and informed the court that it would proceed against our subsidiary on the lesser charge of “aiding and abetting a breach of public trust and fraud on the government.” On November 13, 2007, the Provincial Court of Alberta, Canada dismissed all charges pending against our Canadian subsidiary, ACS Public Sector Systems, Inc.
Investigation Concerning Procurement Process at Hanscom Air Force Base
One of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ (defined below). The inquiry concerns certain IDIQ (Indefinite Delivery – Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation (“ManTech”); however, we have agreed to indemnify ManTech with respect to this DOJ investigation. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any, should an unfavorable outcome occur for the matters noted above.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Investigation Regarding Certain Child Support Payment Processing Contracts
Another of our subsidiaries, ACS State & Local Solutions, Inc. (“ACS SLS”), and a teaming partner of this subsidiary, Tier Technologies, Inc., received a grand jury document subpoena issued by the U.S. District Court for the Southern District of New York in May 2003. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the DOJ. In January 2008 we were advised by the Antitrust Division of the U.S. Department of Justice (“DOJ”) that the DOJ had closed its grand jury investigation in the Southern District of New York regarding possible violations of the Sherman Act and other statutes in connection with child support payment processing contract performed by our wholly owned subsidiary, ACS State & Local Solutions, Inc.
Investigation regarding Florida Workforce Contracts
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff.  We had no revenue related to this contract in fiscal years 2008 and 2007.  In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”).  On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement was fully reflected in our results of operations for the first quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida.  The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL.  The subpoena related to a workforce contract in Pinellas County, Florida, for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003, with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing to cooperate with the DOJ and DOL in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any. During the second quarter of fiscal year 2006, we completed the divestiture of substantially all of our welfare-to-workforce business. However, we retained the liabilities for this business which arose from activities prior to the date of closing, including the contingent liabilities discussed above.
On January 3, 2003, a Complaint was filed under seal in the United States District Court, Middle District of Florida, Tampa Division, by a former Pinellas County Administrator under the “Qui Tam” provisions of the False Claims Act.  On October 23, 2006, the United States filed a notice with the court that it would not intervene in the Complaint.  The court then entered an order to unseal the Complaint and, we were subsequently served with the Complaint.  The allegations in this Complaint arise from the workforce contract in Pinellas County, Florida, that is the subject of the grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL (as discussed above).    We intend to vigorously defend this case.  However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any, should an unfavorable outcome occur for the matters noted above.
Other
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2007, $512.5 million of our outstanding surety bonds and $100.7 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $20.9 million of our letters of credit secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
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
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the first six months of fiscal year 2008, we made contingent consideration payments of $23.7 million related to acquisitions completed in prior years, of which $20.9 million was accrued at June 30, 2007. As of December 31, 2007, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $62.4 million. Any such payments primarily result in a corresponding increase in goodwill.
As discussed in Note 7, we adopted the provisions of FIN 48 as of July 1, 2007. As of December 31, 2007, we had gross reserves for uncertain tax positions totaling $55.3 million which excludes $9 million of offsetting tax benefits. We are unable to make a reasonably reliable estimate as to when a cash settlement with a taxing authority will occur.
We indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our federal business to Lockheed Martin Corporation in fiscal year 2004. Our contractual maximum exposure under these indemnifications was $85 million. During the second quarter of fiscal year 2008, we settled all issues and claims with Lockheed Martin Corporation related to this divestiture and our acquisition of Lockheed Martin Corporation’s commercial information technology services business in fiscal year 2004. This settlement resulted in a payment to Lockheed Martin Corporation of $6.5 million in the second quarter of fiscal year 2008, reflected in cash flows from investing activities in our Consolidated Statement of Cash Flows, and $2.2 million ($1.5 million, net of income tax) of income recorded to other operating expense in our Consolidated Statement of Income during the second quarter of fiscal year 2008.
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At December 31, 2007, we serviced a FFEL portfolio of approximately 2.4 million loans with an outstanding principal balance of approximately $34.6 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of December 31, 2007, other accrued liabilities include reserves which we believe to be adequate.
In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.
16. NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FIN 48, which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties.  We adopted FIN 48 effective July 1, 2007. Please see Note 7 for a discussion of the adoption of FIN 48 and the impact on our financial condition and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
a market-based measurement and not an entity-specific measurement.  It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, that SFAS 157 will have on our financial position or results of operations.
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
In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer accounts for business combinations. SFAS 141R includes guidance for recognizing and measuring the assets acquired, liabilities assumed, and any noncontrolling or minority interests in an acquisition. SFAS 141R applies prospectively and will become effective for business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact, if any, that SFAS 141R will have on our financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a separate component of equity, and net income attributable to the parent and to the non-controlling interest to be separately identified in the income statement. SFAS 160 also requires changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 applies prospectively and is effective for the Company beginning July 1, 2009. Certain presentation requirements of SFAS 160 are effective retrospectively. We are currently evaluating the impact, if any, that SFAS 160 will have on our financial statements.
17. SUBSEQUENT EVENTS
In January 2008, we acquired Syan Holdings Limited (“Syan”), a United Kingdom (“UK”)-based provider of information technology outsourcing services, for approximately $60 million (30.5 million pounds Sterling). The transaction will be funded entirely with existing cash on hand. We believe the acquisition strengthens our global ITO presence by adding a base of UK operations, including two data centers, and expanding our global reach.
We entered into a zero cost interest rate collar on January 28, 2008. The collar is designated as a cash flow hedge of forecasted interest payments associated with our floating rate debt, and contains an interest rate cap of 3.281% and a floor of 2.425%. The notional amount of the collar is $500 million, which combined with our $700 million interest rate swap, hedges $1.2 billion of our floating rate debt. The interest rate collar was executed in two transactions each having two year terms, $300 million of which expires on January 30, 2010 and $200 million of which expires on February 11, 2010. The transaction had a fair market value of zero at inception.

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
OVERVIEW
We identified a number of risk factors in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Management continually monitors the general economic conditions, changes in technology and other developments in the markets we serve, competitive pricing trends and contractual terms for future impact on the Company in order to respond effectively and on a timely basis to these developments.
The demand for our services has grown in recent years, and we believe that this demand will continue to grow as the overall trend toward outsourcing for both the Commercial and Government segments continues to grow. We provide non-core, mission critical services to our clients. These are services that clients need to run their day-to-day business. The marketplace continues to accept outsourcing as a means to provide these services at a lower cost. However, should this trend toward outsourcing weaken, it may materially affect our results of operations and financial position.
We seek to enter into long-term relationships with clients to provide services that meet their ongoing business requirements while supporting their mission critical business process or information technology needs. We derive our revenues from delivering comprehensive business process outsourcing and information technology services solutions to commercial and government clients.  A substantial portion of our revenues is derived from recurring monthly charges to our clients under service contracts with initial terms that vary from one to ten years. The recurring nature of our revenue gives us predictability regardless of the economic cycle. We define recurring revenues as revenues derived from services that our clients use each year in connection with their ongoing businesses, and accordingly, exclude software license fees, short-term contract programming and consulting engagements, product installation fees, and hardware and software sales. However, as we add, through acquisitions or new service offerings, consulting or other services to enhance the value delivered and offered to our clients, which are primarily short-term in nature, we may experience variations in our mix of recurring versus non-recurring revenues.
We seek to expand existing client relationships by increasing the scope and breadth of services we provide. In order to expand these existing relationships, we must focus on the performance of our contractual obligations and continually monitor client satisfaction. Renewal rates are a key indicator of client satisfaction. We calculate our renewal rate based on the total annual recurring revenue of renewals won as a percentage of total annual recurring revenue of all renewals sought. For the first six months of fiscal year 2008, we renewed approximately 88% of total renewals sought, totaling $239.4 million of annual recurring revenue with a total contract value of approximately $1.2 billion. During the second quarter of fiscal year 2008, we renewed approximately 84% of total renewals sought totaling approximately $149.2 million of annual recurring revenue with a total contract value of approximately $1 billion. Average contract life for renewals varies between our government and commercial segments; the average contract life of renewals in the government segment is often longer than those in the commercial segment. While we track renewal rates on a quarterly basis, we believe it is appropriate to analyze our renewal rates on an annual basis due to the timing of renewal opportunities.
Our long-term contracts generally have service level agreements for which there may be penalties if certain service levels are not met, and also include various termination provisions, some of which may be unrelated to our performance under the contract, such as termination for convenience in certain Government contracts or termination due to a reduction in our credit rating. While there is the possibility that clients may impose penalties or terminate our services, management believes that if we meet our contractual obligations and maintain client satisfaction, we can reasonably mitigate risks that may have a material adverse affect on our results of operations and financial condition.
In addition, we have a broad client base. Our largest customer represented approximately 4% of fiscal year 2007 revenues, and our largest 5 clients represented approximately 13% of fiscal year 2007 revenues. Our strategy is to develop and maintain a significant client and account/transaction base to create sufficient economies of scale that enable us to achieve competitive costs.
Management focuses on various metrics in analyzing our business and its performance and outlook. One such metric is our sales pipeline, which was approximately $1.9 billion of annual recurring revenues as of December 31, 2007.  Our sales pipeline is a qualified pipeline of deals with signings anticipated within the next six months and excludes deals with annual recurring revenue over $100 million. Both the Commercial and Government pipelines have significant, quality opportunities across multiple lines of business and in multiple vertical markets. As of December 31, 2007, the Commercial segment comprised approximately 65% of our pipeline and the Government segment comprised the remaining 35%. By service line, approximately 75% of our pipeline is business process outsourcing and approximately 25% of the pipeline is information technology solutions as of December 31, 2007. The Commercial segment pipeline includes opportunities in information technology services, commercial healthcare with both information technology and business process outsourcing opportunities, transactional business process outsourcing and human resources outsourcing. The Government segment pipeline includes opportunities in our domestic and international transportation business, government healthcare and federal government services.
While the magnitude of our sales pipeline is an important indicator of potential new business signings and potential future internal revenue growth, actual new business signings and internal revenue growth depend on a number of factors including the effectiveness of our sales pursuit teams, competition for a deal, deal pricing, cash flow generation qualities of each deal and other risks described further in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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
During the second quarter of fiscal year 2008, we signed contracts with new clients and incremental business with existing clients representing $205.3 million of annualized recurring revenue with an estimated $750 million in total contract value. The Commercial segment contributed 74% of the new contract signings (based on annual recurring revenues) including growth with Sprint Nextel Corporation, Aetna Inc. and Michelin. The Government segment contributed 26% of the new contract signings (based on annual recurring revenues) including contracts with the Texas Health and Human Services Commission and the Centers for Medicare & Medicaid Services.
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
Management responds to technological advances and the rapid changes in the requirements of our clients by committing substantial amounts of our resources to the operation of multiple hardware platforms, the customization of products and services that incorporate new technology on a timely basis and the continuous training of our personnel. Management continually assesses the capital intensity of these technological advances and client requirements, addressing the challenge to stay ahead of the competition for innovative solutions and provide a lower cost solution for clients.
We monitor the capital intensity, defined as the total of capital expenditures and additions to intangible assets as a percentage of revenue, of new business signings. Understanding the capital intensity of new business signings is helpful in determining the future free cash flow generating levels of our business. Historically, the capital intensity in our business has ranged between 5% and 7% of revenue. During the second quarter of fiscal year 2008, the overall capital intensity of our business was approximately 5% of revenue. During fiscal year 2007, the overall capital intensity of our business was approximately 6% of revenue. We believe the expected capital intensity range of our new business signings reflects a healthy competitive environment and the related risks we are taking with respect to our new business process outsourcing business and information technology services business.
Retaining and training our employees is a key component to our historical success and will continue to be a major factor in our future success.  Because we operate in intensely competitive markets, our success depends to a significant extent on our ability to attract, retain and motivate highly skilled and qualified personnel. We consistently review our employee retention rates on a regional and global basis to ensure that we are competitive in hiring, retaining and motivating our employees. We perform benchmarking studies against some markets in which we compete to ensure our competitiveness in compensation and benefits and utilize employee surveys to gauge our employees’ level of satisfaction. We provide our employees ongoing technological, management, financial and leadership training and will continue to do so to develop our employees and remain competitive. We utilize activity based compensation as a means to motivate certain of our employees in both segments of our business and anticipate increasing our use of activity based compensation in fiscal year 2008. We believe our use of activity based compensation is a competitive advantage for ACS.
SIGNIFICANT DEVELOPMENTS
Deason/Cerberus Proposal
Please see Note 2 to our Consolidated Financial Statements for a discussion of the Deason/Cerberus proposal to purchase the Company.
Board of Directors
Please see Note 3 to our Consolidated Financial Statements for a discussion of the change in our Board of Directors during the second quarter of fiscal year 2008.
Divestiture
Please see Note 14 to our Consolidated Financial Statements for a discussion of the divestiture of our decision support business during the second quarter of fiscal year 2008.
Adoption of FIN 48
Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. Please see Note 7 to our Consolidated Financial Statements for a discussion of our adoption of FIN 48.
Stock option repricing
Please see Note 15 to our Consolidated Financial Statements for a discussion of the repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
Subsequent events
In January 2008, we acquired Syan Holdings Limited (“Syan”), a United Kingdom (“UK”)-based provider of information technology outsourcing services, for approximately $60 million (30.5 million pounds Sterling). The transaction will be funded entirely with existing cash on hand. We believe the acquisition strengthens our global ITO presence by adding a base of UK operations, including two data centers, and expanding our global reach.
We entered into a zero cost interest rate collar on January 28, 2008. The collar is designated as a cash flow hedge of forecasted interest payments associated with our floating rate debt, and contains an interest rate cap of 3.281% and a floor of 2.425%. The notional amount of the collar is $500 million, which combined with our $700 million interest rate swap, hedges $1.2 billion of our floating rate debt. The interest rate collar was executed in two transactions each having two year turns, $300 million of which expires on January 30, 2010 and $200 million of which expires February 11, 2010. The transaction had a fair market value of zero at inception.

REVENUE GROWTH
In the first quarter of fiscal year 2008, we reorganized the internal operating and reporting structures in our Commercial and Government segments to more formally align our sales, service delivery and financial organizations under its appropriate leadership. As a result, we have restated our Commercial and Government segment results for prior periods to reflect our current operating and reporting structure. The restatement has no impact on our consolidated results for the period of restatement.
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

	Three Months Ended December 31,				Six Months Ended December 31,
	2007	2006	$ Growth	Growth %	2007	2006	$ Growth	Growth %
Consolidated

Total Revenues	$1,511,442	$1,426,761	$84,681	6%	$3,004,525	$2,812,199	$192,326	7%
Less: Divestitures	—	(271)	271		—	(856)	856

Adjusted	$1,511,442	$1,426,490	$84,952	6%	$3,004,525	$2,811,343	$193,182	7%

Acquired revenues	$11,179	$168	$11,011	1%	$37,715	$168	$37,547	1%
Internal revenues	1,500,263	1,426,322	73,941	5%	2,966,810	2,811,175	155,635	6%

Total	$1,511,442	$1,426,490	$84,952	6%	$3,004,525	$2,811,343	$193,182	7%

Commercial

Total Revenues	$903,022	$849,470	$53,552	6%	$1,781,901	$1,681,609	$100,292	6%
Less: Divestitures	—	—	—		—	—	—

Adjusted	$903,022	$849,470	$53,552	6%	$1,781,901	$1,681,609	$100,292	6%

Acquired revenues	$4,127	$—	$4,127	0%	$23,611	$—	$23,611	1%
Internal revenues	898,895	849,470	49,425	6%	1,758,290	1,681,609	76,681	5%

Total	$903,022	$849,470	$53,552	6%	$1,781,901	$1,681,609	$100,292	6%

Government

Total Revenues	$608,420	$577,291	$31,129	5%	$1,222,624	$1,130,590	$92,034	8%
Less: Divestitures	—	(271)	271		—	(856)	856

Adjusted	$608,420	$577,020	$31,400	5%	$1,222,624	$1,129,734	$92,890	8%

Acquired revenues	$7,052	$168	$6,884	1%	$14,104	$168	$13,936	1%
Internal revenues	601,368	576,852	24,516	4%	1,208,520	1,129,566	78,954	7%

Total	$608,420	$577,020	$31,400	5%	$1,222,624	$1,129,734	$92,890	8%

RESULTS OF OPERATIONS
The following table sets forth the items from our Consolidated Statements of Income expressed as a percentage of revenues. Please refer to the comparisons below for discussion of items affecting these percentages.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues:
Wages and benefits	47.4	46.8	47.1	47.4
Services and supplies	21.6	22.3	22.2	21.7
Rent, lease and maintenance	12.3	12.4	12.3	12.7
Depreciation and amortization	6.2	6.0	6.2	5.9
Other	0.5	0.6	0.5	0.7

Total cost of revenues	88.0	88.1	88.3	88.4

Other operating expenses	1.6	1.4	1.6	1.2

Total operating expenses	89.6	89.5	89.9	89.6

Operating income	10.4	10.5	10.1	10.4

Interest expense	2.8	3.4	2.9	3.4
Other non-operating income, net	(0.4)	(0.7)	(0.2)	(0.4)

Pretax profit	8.0	7.8	7.4	7.4

Income tax expense	2.6	2.7	2.5	2.7

Net income	5.4%	5.1%	4.9%	4.7%

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2007 TO THE THREE MONTHS ENDED DECEMBER 31, 2006
Revenues
In the second quarter of fiscal year 2008, our revenues increased $84.7 million, or 6%, to $1.51 billion from $1.43 billion in the second quarter of fiscal year 2007. Internal revenue growth for the second quarter of fiscal year 2008 was 5% and the remainder of the revenue growth was related to acquisitions.
Revenue in our Commercial segment, which represents 60% of consolidated revenue for the second quarter of fiscal year 2008, increased $53.6 million, or 6%, to $903 million in the second quarter of fiscal year 2008 compared to the same period last year. Internal revenue growth was 6%, due primarily to growth in contracts with Sprint Nextel Corporation, University of Phoenix, GlaxoSmithKline, The Walt Disney Company, DCP Midstream, Verizon Wireless, T-Mobile and Aetna. We also experienced growth in our human resources consulting and benefits outsourcing lines of business. The growth was offset by declines for APL, a Commercial client. The items discussed above collectively represent approximately 80% of our internal revenue growth for the period in this segment.
Revenue in our Government segment, which represents 40% of consolidated revenue for the second quarter of fiscal year 2008, increased $31.1 million, or 5%, to $608.4 million in the second quarter of fiscal year 2008 compared to the same period last year. Internal revenue growth was 4% and growth from acquisitions was 1%. We experienced growth in contracts with the states of Indiana for eligibility and Maryland for information technology services. We also experienced growth with our transportation contracts in Melbourne, Australia and Montreal, Canada offset by lower revenues related to our Texas Medicaid contract. The areas discussed above collectively represent approximately 97% of our internal revenue growth for the period in this segment.
Operating expenses
Wages and benefits increased $49.2 million or 7.4% to $717 million in the second quarter of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, wages and benefits increased 0.6% to 47.4% in the second quarter of fiscal year

2008 from 46.8% in the second quarter of fiscal year 2007. During the second quarter of fiscal year 2008, our Government eligibility contracts, which have a higher component of wages and benefits than our other operations, contributed 0.4% of the increase in wages and benefits as a percentage of revenue. During the second quarter of fiscal year 2008, we recorded a credit of $(0.4 million) for estimated costs related to certain former employees’ stock options as discussed in Note 15 to our Consolidated Financial Statements.
Services and supplies increased $8.8 million, or 2.8%, to $326.5 million in the second quarter of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, services and supplies decreased 0.7% to 21.6% in the second quarter of fiscal year 2008 from 22.3% in the second quarter of fiscal year 2007. Lower revenue and related consulting expense on our Texas Medicaid contract as discussed above contributed a decrease of approximately 0.6% as a percentage of revenue for the second quarter of fiscal year 2008. During the second quarter of fiscal year 2007, we recorded a charge of $0.5 million related to our ongoing stock option investigation and shareholder derivative lawsuits.
Rent, lease and maintenance increased $8.1 million, or 4.6%, to $185.2 million in the second quarter of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, rent, lease and maintenance decreased 0.1%, to 12.3%. Lower software costs in our information technology outsourcing business contributed a decrease of 0.2% as a percentage of revenue to our rent, lease and maintenance expense. During the second quarter of fiscal year 2008, we recorded $0.7 million for electronic data storage costs related to our ongoing stock option investigation.
Other expenses decreased $2.2 million, or 23.6%, to $7 million in the second quarter of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, other expenses decreased 0.1% to 0.5%. During the second quarter of fiscal year 2008, we recorded a $1.6 million asset impairment charge in our Commercial segment related to the termination of a Commercial client that was acquired.
Other operating expenses increased $4 million or 20.5% to $23.5 million in the second quarter of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, other operating expenses increased 0.2%, to 1.6%. Other operating expenses in the second quarter of fiscal years 2008 and 2007 were impacted by the items listed below (in millions):

	Three Months Ended
	December 31,
	2007	2006
Government segment:
Gain on sale of our decision support business	$(2.4)	$—
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	(2.2)	—

Corporate segment:
Legal costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	12.3	13.3
Legal costs and other costs associated with the potential sale of the Company and shareholder derivative lawsuits	4.0	—

Total	$11.7	$13.3

As a percentage of revenue	0.8%	0.9%

Operating income
Operating income increased $7.6 million, or 5%, to $157.9 million. As a percentage of revenue, operating income decreased 0.1% to 10.4% in the second quarter of fiscal year 2008 from 10.5% in the second quarter of fiscal 2007. Operating income in the second quarter of fiscal years 2008 and 2007 was impacted by the items discussed above, including the following (in millions):

	Three Months Ended
	December 31,
	2007	2006
Commercial segment:
Impairment charge related to the termination of a Commercial client that was acquired	$(1.6)	$—

Government segment:
Gain on sale of our decision support business	2.4	—
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	2.2	—

Corporate segment:
Legal costs and other costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	(13.0)	(13.8)
Legal costs and other costs associated with the potential sale of the Company and shareholder derivative lawsuits	(3.8)	—
Cost related to certain former employees’ stock options	0.4	—

Total	$(13.4)	$(13.8)

As a percentage of revenue	0.9%	1.0%

Interest expense
Interest expense decreased $5 million in the second quarter of fiscal year 2008 compared to the same period in the prior year, to $43 million primarily due to lower outstanding balances on our Credit Facility (defined below) during the second quarter of fiscal year 2008 as compared to the same period of the prior year.
Other income, net
Other income, net decreased $4.2 million in the second quarter of fiscal year 2008 compared to the same period in the prior year, to $5.5 million primarily due to lower income on the investments supporting our deferred compensation plans and our foreign currency forward agreements during the second quarter of fiscal year 2008.
Income tax expense
Our effective income tax rate decreased to 32.2% in the second quarter of fiscal year 2008 from 35.6% in the second quarter of fiscal year 2007.  Our effective income tax rate decreased primarily due to an increase in other deductions and credits, as well as approximately $4 million reduction in our tax rate due to a refund which was netted against our tax liability, resulting in a reduction of interest expense calculated in accordance with FIN 48.
COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2007 TO THE SIX MONTHS ENDED DECEMBER 31, 2006
Revenues
In the first six months of fiscal year 2008, our revenues increased $192.3 million, or 7%, to $3 billion from $2.81 billion in the first six months of fiscal year 2007. Internal revenue growth for the first six months of fiscal year 2008 was 6% and the remainder of the revenue growth was related to acquisitions.
Revenue in our Commercial segment, which represents 59% of consolidated revenue for the first six months of fiscal year 2008, increased $100.3 million, or 6%, to $1.78 billion in the first six months of fiscal year 2008 compared to the same period last year. Internal revenue growth was 5%, due primarily to growth in contracts with Sprint Nextel Corporation, University of Phoenix, the Walt Disney Company, GlaxoSmithKline, T-Mobile, Aetna and DCP Midstream. We also experienced growth in our human resources consulting, human resources and benefits outsourcing lines of business. The growth was offset by declines for APL, a Commercial client. The items discussed above collectively represent approximately 91% of our internal revenue growth for the period in this segment. Revenue growth from acquisitions was 1% for the first half of fiscal year 2008.
Revenue in our Government segment, which represents 41% of consolidated revenue for the first six months of fiscal year 2008, increased $92 million, or 8%, to $1.22 billion in the first six months of fiscal year 2008 compared to the same period last year. Internal revenue growth was 7% and growth from acquisitions was 1%. We experienced growth in contracts with the states of Indiana for eligibility and Maryland for information technology services and Maryland EZPass. We also experienced growth in our transportation contracts in Melbourne, Australia, Montreal, Canada and France offset by declines with the Department of Education, Texas Medicaid, Georgia Medicaid, North Carolina Community College, Mississippi Medicaid and our unclaimed property business. The areas discussed above collectively represent approximately 90% of our internal revenue growth for the period in this segment.
Operating expenses
Wages and benefits increased $82.5 million or 6.2% to $1.42 billion in the first half of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, wages and benefits decreased 0.3% to 47.1% in the first half of fiscal year 2008 from 47.4% in the first half of fiscal year 2007. Increases in our information technology outsourcing revenues, which have a lower component of wages and benefits than our other operations, contributed a 0.5% decrease as a percentage of revenue offset by an increase of 0.6% as a percentage of revenue in our eligibility contracts, which have higher component of wages and benefits than our other operations. During the first half of fiscal year 2007, we recorded $5.1 million of compensation expense related to our restructuring activities and $1.1 million for duplicate cost related to our efforts to relocate domestic functions to offshore facilities. During the first half of fiscal year 2008, we recorded $1.2 million of compensation expense related to amending certain employee stock options and $0.5 million for estimated costs related to certain former employees’ stock options as discussed in Disclosures about our Contractual Obligations and Commercial Commitments below. During the first half of fiscal year 2008, we recorded $3.6 million, or 0.1% as a percentage of revenue, of expense related to the supplemental executive retirement plan as a result of the decrease in our stock price at December 31, 2007.
Services and supplies increased $59.2 million, or 9.7%, to $668.2 million in the first half of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, services and supplies increased 0.5% to 22.2% in the first half of fiscal year 2008 from 21.7% in the first half of fiscal year 2007. An increase in revenues for our transport revenue contracts as discussed above contributed 0.3% to the increase in services and supplies as a percentage of revenues. These contracts have a higher component of services and supplies than our other operations. During the first half of fiscal year 2008, we recorded $3.5 million in other costs associated with the potential buyout of the Company. During the first half of fiscal year 2007, we recorded $0.7 million related to our ongoing stock option investigation and shareholder derivative lawsuits and $0.2 million for other impairment charges.
Rent, lease and maintenance increased $14 million, or 3.9%, to $370.1 million in the first half of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, rent, lease and maintenance decreased 0.4%, to 12.3%. The decrease is primarily due to lower software costs for information technology outsourcing clients in the first half of fiscal year 2008 than the first half of fiscal year 2007. During the first half of fiscal year 2007, we recorded $0.5 million related to our restructuring activities. During the first half of fiscal year 2008, we recorded $1.1 million for electronic data storage costs related to our ongoing stock option investigation.
Other expenses decreased $5.9 million, or 29.7%, to $13.9 million in the first half of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, other expenses decreased 0.2%, to 0.5%, in the first half of fiscal year 2008 from 0.7% in the first half of fiscal year 2007. During the first half of fiscal year 2008, we recorded a $1.6 million asset impairment charge in our Commercial segment related to the termination of a Commercial client that was acquired. During the first half of fiscal year 2007, we recorded $0.4 million related to our restructuring activities and $0.9 million for other impairment charges.

Other operating expenses increased $12 million, or 34.6%, to $46.8 million in the first half of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, other operating expenses increased 0.4%, to 1.6%. Other operating expenses in the first half of fiscal years 2008 and 2007 were impacted by the following items (in millions):

	Six Months Ended
	December 31,
	2007	2006
Commercial segment:
Estimated pre-acquisition litigation settlement related to our human resources consulting and outsourcing business acquired from Mellon Financial Corporation in May 2005	$3.0	$—

Government segment:
Gain on sale of our decision support business	(2.4)	—
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	(2.2)	—

Corporate segment:
Legal costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	23.0	21.0
Legal costs and other costs associated with the potential sale of the Company and shareholder derivative lawsuits	5.2	—

Total	$26.6	$21.0

As a percentage of revenue	0.9%	0.7%

Operating income
Operating income increased $12.1 million, or 4.2%, to $303.3 million in the first half of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, operating income decreased 0.3% to 10.1% in the first half of fiscal year 2008 from 10.4% in the first half of fiscal 2007. Operating income in the first half of fiscal years 2008 and 2007 was impacted by the items discussed above, including the following (in millions):

	Six Months Ended
	December 31,
	2007	2006
Commercial segment:
Estimated pre-acquisition litigation settlement related to our human resources consulting and outsourcing business acquired from Mellon Financial Corporation in May 2005	$(3.0)	$—
Impairment charge related to the termination of a Commercial client that was acquired	(1.6)	—
Restructuring charges	—	(5.6)
Impairments and other charges	—	(2.1)

Government segment:
Restructuring charges	—	(0.4)
Gain on sale of our decision support business	2.4	—
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	2.2	—

Corporate segment:
Legal costs and other costs associated with the ongoing stock option investigations and shareholder derivative lawsuits	(24.1)	(21.7)
Legal costs and other costs associated with the potential sale of the Company and shareholder derivative lawsuits	(8.7)	—
Cost related to amending certain employee stock options	(1.2)	—
Cost related to certain former employees’ stock options	(0.5)	—

Total	$(34.5)	$(29.8)

As a percentage of revenue	1.1%	1.1%

Interest expense

Interest expense decreased $7.1 million, to $87 million in the first half of fiscal year 2008 compared to the same period in the prior year, primarily due to lower outstanding balances on our Credit Facility during the second quarter of fiscal year 2008 as compared to the same period of the prior year. Interest expense in the first half of fiscal year 2007 includes $2.6 million in charges related to a waiver fee on our Credit Facility.
Other income, net

Other income, net decreased $6.1 million, to $6.2 million in the first half of fiscal year 2008 compared to the same period in the prior year, primarily due to lower income on the investments supporting our deferred compensation plans and our foreign currency forward agreements during the first half of fiscal year 2008.
Income tax expense

Our effective income tax rate decreased to 33.6% in the first six months of fiscal year 2008 from 36.3% in the first six months of fiscal year 2007.  Our effective income tax rate decreased primarily due to an increase in other deductions and credits, as well as approximately $4 million reduction in our tax rate due to a refund which was netted against our tax liability, resulting in a reduction of interest expense calculated in accordance with FIN 48.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow

During the first half of fiscal year 2008, we generated approximately $330.6 million in cash flows provided by operating activities compared to $304.7 million in the first half of fiscal year 2007. Our cash flows provided by operating activities were impacted by higher net income, lower payments for tax liabilities due to our tax receivable position, and timing of payment to vendors for accounts payable offset by lower cash collections and higher annual incentive compensation payments to employees during the first half of fiscal year 2008 than in the prior year period. Our cash flows provided by operating activities were also impacted by the following items (in millions):

	Six Months Ended
	December 31,
	2007	2006
Cash paid for interest	$(85,308)	$(81,797)
Cash paid for legal fees and other costs related to the investigations into our stock option grant practices, derivative lawsuits related to our stock option grant practices and the potential sale of the Company	(29,372)	(18,624)
Cash received for interest income	5,263	4,620

	$(109,417)	$(95,801)

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

The following table sets forth the calculations of free cash flow (in thousands):

	Six Months Ended
	December 31,
	2007	2006
Net cash provided by operating activities	$330,621	$304,714
Purchases of property, equipment and software, net	(132,402)	(170,441)
Additions to other intangible assets	(17,416)	(14,969)

Free cash flow	$180,803	$119,304

During the first half of fiscal year 2008, net cash used in investing activities was $175.2 million compared to $292.9 million in the first half of fiscal year 2007. In the first half of fiscal year 2008, we used $23.8 million for acquisitions, primarily for contingent consideration payments on prior year acquisitions, including Heritage Information Systems, Inc. and Primax Recoveries, Inc. In the first half of fiscal year 2007, we used $102.3 million for acquisitions, net of cash acquired, primarily for the purchase of Systech Integrators, Inc. and Primax Recoveries, Inc., and contingent consideration payments for prior year acquisitions. Cash used for the purchase of property, equipment and software and additions to other intangible assets was $149.8 million and $185.4 million for the first half of fiscal years 2008 and 2007, respectively. During the first half of fiscal year 2008, we paid Lockheed Martin Corporation $6.5 million to settle all claims related to the sale of the majority of our federal business and our acquisition of Lockheed Martin Corporation’s commercial information technology services business in fiscal year 2004. We received $4 million on the sale of our decision support business. During the first half of fiscal year 2007, we used $6.4 million to purchase long-term investments primarily related to our deferred compensation plans.
During the first half of fiscal years 2008 and 2007, net cash (used in) provided by financing activities was $(165 million) and $220.5 million, respectively. Such financing activities include net borrowings on our Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”), proceeds from the exercise of stock options, excess tax benefits from stock-based compensation and proceeds from the issuance of treasury shares offset by purchases of treasury shares under our share repurchase programs.
Credit arrangements

Draws made under our Credit Facility are made to fund cash acquisitions and share repurchases and for general working capital requirements. During the last twelve months, the balance outstanding under our credit facilities for borrowings ranged from $1.82 billion to $2.06 billion. At December 31, 2007, we had approximately $791.9 million available under our revolving credit facility after giving effect to outstanding indebtedness of $86.4 million and $121.6 million of outstanding letters of credit that secure certain contractual performance and other obligations and reduce the availability of our revolving credit facility. At December 31, 2007, we had $1.86 billion outstanding under our Credit Facility, of which $1.84 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt. Approximately $1.83 billion of our outstanding Credit Facility bore interest from 5.72% to 7.24% and approximately $23.1 million bore interest from 3.95% to 4%. Please see Note 11 to our Consolidated Financial Statements for a discussion of an interest rate swap agreement related to interest rates on our Credit Facility.
Please see Note 15 to our Consolidated Financial Statements for a discussion of our outstanding surety bonds and letters of credit.
Please see Note 5 to our Consolidated Financial Statements for a discussion of the declaratory action with respect to the alleged default and purported acceleration of our Senior Notes.
Credit ratings

At June 30, 2006, our Standard & Poor’s and Moody’s Investor Services ratings were BB and Ba2, respectively. Fitch initiated its coverage of us in August 2006 at a rating of BB, except for our Senior Notes which were rated BB-.  Standard & Poor’s downgraded our credit rating further, to B+, following our announcement on September 28, 2006 that we would not be able to file our Annual Report on Form 10-K for the period ending June 30, 2006 by the September 28, 2006 extended deadline. On March 7, 2007, Standard & Poor’s raised our credit rating to BB, reflecting the filing of our Annual Report on Form 10-K for the year ended June 30, 2006 and our Quarterly Report for the quarter ended December 31, 2006. On March 20, 2007, following the announcement that ACS founder Darwin Deason and private equity fund Cerberus proposed to buy the Company, all three agencies placed ACS on review for potential downgrade. On December 3, 2007, Fitch removed us from Rating Watch Negative and on December 20, 2007 affirmed our rating at BB with a Stable Outlook, except for our Senior Notes which remain at BB-. On January 3, 2008, Standard & Poor’s removed us from CreditWatch with negative implications and confirmed our credit rating at BB with a negative outlook. On January 28, 2008, Moody’s concluded their review of ACS for potential downgrade and confirmed our rating at Ba2 with a stable outlook. There may be additional reductions in our ratings depending on the timing and amounts that may be drawn under our Credit Facility. As a result, the terms of any financings we choose to enter into in the future may be adversely affected. In addition, as a result of these downgrades, the sureties which provide performance bonds backing our contractual obligations could reduce the availability of these bonds, increase the price of the bonds to us or require us to provide collateral such as a letter of credit. However, we believe that we will continue to have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals.  In addition, certain of our commercial outsourcing contracts provide that, in the event our credit ratings are downgraded to certain specified levels, the customer may elect to terminate its contract with us and either pay a reduced termination fee or in some instances, no termination fee.  While we do not anticipate that the downgrading of our credit ratings will result in a material loss of commercial outsourcing revenue due to the customer’s exercise of these termination rights, there can be no assurance that such a credit ratings downgrade will not adversely affect these customer relationships.
Derivative instruments and hedging activities

Please see Notes 11 and 17 to our Consolidated Financial Statements for a discussion of our derivative instruments and hedging activities.
Share Repurchase Programs

Please see Note 8 to our Consolidated Financial Statements for a discussion of our Share Repurchase Programs.
Stock Option Repricing

Please see Note 15 to our Consolidated Financial Statements for a discussion of the repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
Other

At December 31, 2007, we had cash and cash equivalents of $297.8 million compared to $307.3 million at June 30, 2007. Our working capital (defined as current assets less current liabilities) increased $90.7 million to $930.4 at December 31, 2007 from $839.7 million at June 30, 2007. Our current ratio (defined as total current assets divided by total current liabilities) was 2 at December 31, 2007 and 1.9 at June 30, 2007. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 54% at both December 31, 2007 and June 30, 2007.
We believe that available cash and cash equivalents, together with cash generated from operations and available borrowings under our Credit Facility, will provide adequate funds for our anticipated internal growth and operating needs, including capital expenditures, and will meet the cash requirements of our contractual obligations. However, due to the additional borrowings made in relation to our share repurchase programs and if we utilize the unused portion of our Credit Facility to repay the Senior Notes or for other corporate purposes, our indebtedness and interest expense would increase, possibly significantly, and our indebtedness could be substantial in relation to our stockholders’ equity. Should interest rates rise, our interest expense could increase, possibly significantly, and impact our results of operations and cash flows. We believe that our expected cash flow provided by operating activities, and anticipated access to the unused portion of our Credit Facility and capital markets will be adequate for our expected liquidity needs, including capital expenditures, and to meet the cash requirements of our contractual obligations. In addition, we intend to continue our growth through acquisitions, which could require significant commitments of capital. In order to pursue such opportunities we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and expansion opportunities and how such opportunities will be financed.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS AS OF DECEMBER 31, 2007 (IN THOUSANDS):

		Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Senior Notes, net of unamortized discount (1)	$499,489	$—	$249,959	$—	$249,530
Long-term debt (1)	1,856,960	19,271	36,077	122,512	1,679,100
Capital lease obligations (1)	54,756	27,079	26,908	769	—
Operating leases (2)	1,019,592	330,621	505,623	128,816	54,532
Purchase obligations (3) (4)	18,843	7,709	10,250	884	—

Total Contractual Cash Obligations	$3,449,640	$384,680	$828,817	$252,981	$1,983,162

	Total	Amount of Commitment Expiration per Period
	Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$121,635	$113,635	$8,000	$—	$—
Surety bonds	512,511	472,862	13,751	25,898	—

Total Commercial Commitments	$634,146	$586,497	$21,751	$25,898	$—

(1)	Excludes accrued interest of $6.5 million at December 31, 2007.

(2)	We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2013, which are included in operating leases in the table.

(3)	We have entered into various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2012, and are included in purchase obligations in the table.

(4)	In June 2006, we entered into a two year agreement with Rich Capital, LLC, an M&A advisory firm owned by Jeffery A. Rich, a former Chief Executive Officer, to provide us with advisory services in connection with potential acquisition candidates. This contractual obligation is included in purchase obligations in the table above. However, we have currently suspended payment under this agreement pending determination whether Rich Capital, LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.
We made contributions of approximately $7.3 million to our pension plans during the first half of fiscal year 2008 and expect to contribute approximately $14 million to our pension plans in fiscal year 2008. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of December 31, 2007. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies for discussion of our pension plans.
Please see Note 15 to our Consolidated Financial Statements for a discussion of our outstanding surety bonds and letters of credit.
Please see Note 15 to our Consolidated Financial Statements for a discussion of our obligation to make contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions.
As discussed in Note 15 to our Consolidated Financial Statements, as of December 31, 2007 we accrued approximately $7.2 million to be paid to current and former employees related to stock option repricing as the result of our internal investigation of our stock option grant practices. Approximately $6.7 million was paid during the third quarter of fiscal year 2008 related to these liabilities.
As discussed in Note 7 to our Consolidated Financial Statements, we adopted the provisions of FIN 48 as of July 1, 2007. As of December 31, 2007, we had gross reserves for uncertain tax positions totaling $55.3 million which excludes $9 million of offsetting tax benefits. We are unable to make a reasonably reliable estimate as to when a cash settlement with a taxing authority will occur.
As discussed in Note 15 to the Consolidated Financial Statements, during the second quarter of fiscal year 2008, we settled all issues and claims with Lockheed Martin Corporation related to the divestiture of the majority of our federal business and our acquisition of Lockheed Martin Corporation’s commercial information technology services business. This settlement resulted in a payment to Lockheed Martin Corporation of $6.5 million in the second quarter of fiscal year 2008, reflected in cash flows from investing activities in our Consolidated Statement of Cash Flows, and $2.2 million ($1.5 million, net of income tax) of income recorded to other operating expense in our Consolidated Statements of Income during the second quarter of fiscal year 2008. Also as discussed in Note 15 to our Consolidated Financial Statements, we have agreed to indemnify ManTech International Corporation with respect to the Department of Justice investigation related to purchasing activities at Hanscom Air Force Base during the period 1998 to 2000.
Please see Note 15 to our Consolidated Financial Statements for a discussion of our exposure under our Commercial contract to perform third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions.
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
Our policy follows the guidance from SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”), unless the transaction is within the scope of other specific authoritative guidance. SAB 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements and updates Staff Accounting Bulletin Topic 13 to be consistent with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We recognize revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the fee is fixed or determinable, and collectibility is reasonably assured.
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
Stock-Based Compensation
We adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) as of July 1, 2005. SFAS 123(R) requires us to recognize compensation expense for all stock-based payment arrangements based on the fair value of the stock-based payment on the date of grant. We elected the modified prospective application method for adoption, which requires compensation expense to be recorded for all stock-based awards granted after July 1, 2005 and for all unvested stock options outstanding as of July 1, 2005, beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, the remaining previously measured but unrecognized compensation expense, based on the fair value using revised grant dates as determined in connection with our internal investigation into our stock option grant practices (please see Note 15 to our Consolidated Financial Statements) will be recognized as wages and benefits in the Consolidated Statements of Income on a straight-line basis over the remaining vesting period. For stock-based payment arrangements granted subsequent to July 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the Consolidated Statements of Income in wages and benefits on a straight-line basis over the vesting period. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:
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
Effective July 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. Please see Note 7 to our Consolidated Financial Statements for a discussion of the adoption of FIN 48 and the impact on our financial condition and results of operations.
NEW ACCOUNTING PRONOUNCEMENTS
Please see Note 16 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates.
Our Credit Facility is a variable rate facility that is tied to LIBOR. Based on our outstanding variable rate debt of $1.16 billion at December 31, 2007, net of $700 million under our interest rate swap agreement (please see Note 11 to our Consolidated Financial Statements), a 100 basis point change in LIBOR would change annual interest expense by approximately $11.6 million.
As of December 31, 2007, there have been no other material changes in our market risk from June 30, 2007. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2007. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2007 our disclosure controls and procedures were effective. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 15 to our Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
As of the date of filing of this report, there have not been any material changes to the information related to the Item IA. Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on August 29, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchase program
Please see Note 8 to our Consolidated Financial Statements for a discussion of our Share Repurchase Programs.
Repurchase activity for the quarter ended December 31, 2007 is reflected in the table below. Please refer to the discussion in Note 8 to our Consolidated Financial Statements for the cumulative repurchases under our previous share repurchase programs.

			Total number of	Maximum number (or
			shares	approximate dollar
	Total		purchased as	value) of shares that
	number of	Average	part of publicly	may yet be purchased
	shares	price paid	announced plans	under the plans or
Period	purchased	per share	or programs	programs

October 1 – October 31, 2007	—	$—	—	$—
November 1 – November 30, 2007	277,400	42.02	277,400	188,344,496
December 1 – December 31, 2007	4,249,319	44.32	4,249,319	—

For the quarter ended December 31, 2007	4,526,719	$44.18	4,526,719	$—

The Company has not made any repurchases nor does it contemplate making any repurchases under the August 2006 share repurchase program. Under the $1 billion share repurchase program endorsed by the Board of Directors in November 2007, the Company was authorized to repurchase only $200 million of our Class A common stock. These repurchases were made in the second quarter of fiscal year 2008 and reflected above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Please see Note 5 to our Consolidated Financial Statements for a discussion of the declaratory action with respect to the alleged default and purported acceleration of our Senior Notes.
ITEM 6. EXHIBITS
Reference is made to the Index to Exhibits beginning on page 44 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of February, 2008.

AFFILIATED COMPUTER SERVICES, INC.
By:	/s/ Kevin Kyser
Kevin Kyser
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
2.1	Stock Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Corporation and Affiliated Computer Services, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Service, Inc. and Affiliated Computer Services, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.3	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).

2.4	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).

2.5	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on December 7, 2007 (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed January 29, 2008 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.5	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.6	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

9.1	Voting Agreement, as amended December 7, 2007, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 99.1 to our Current Report on Form 8-K, filed December 10, 2007 and incorporated herein by reference).

10.1	Form of Resignation Agreement by and among the Company, Darwin Deason, Lynn R. Blodgett, John H. Rexford and certain members of the Company’s Board of Directors (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed November 21, 2007 and incorporated herein by reference).

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
10.2†	Employment Agreement, as amended December 7, 2007, between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 99.2 to our Current Report on Form 8-K, filed December 10, 2007 and incorporated herein by reference).

10.3†	Executive Employment Agreement, entered into January 4, 2008 and effective December 14, 2007, by and between Affiliated Computer Services, Inc. and Lynn R. Blodgett (filed as Exhibit 99.1 to our Current Report on Form 8-K, filed January 11, 2008 and incorporated herein by reference).

10.4†	Form of Severance Agreement, each dated as of March 1, 2004 except as otherwise noted, by and between Affiliated Computer Services, Inc. and each of Mark A. King, Warren D. Edwards, Lynn Blodgett, Harvey Braswell (September 14, 2004), John Brophy, William L. Deckelman, Jr., Ann Vezina (May 25, 2006), Kevin Kyser (entered into January 31, 2008 and effective December 14, 2007) and Tom Blodgett (entered into January 31, 2008 and effective December 14, 2007) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 17, 2004 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.