Form 10-K/A
period 2007-06-30
AFFILIATED COMPUTER SERVICES INC
filed 2008-04-11
CIK 2135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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
  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐     No ☑

As of March 28, 2008, 89,669,072 shares of Class A common stock and 6,599,372 shares of Class B common stock were outstanding. The aggregate market value of the Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of the last business day of the second quarter of fiscal year 2007 approximated $4,411,795,197.

AFFILIATED COMPUTER SERVICES, INC.

FORM 10-K/A
for the Fiscal Year Ended June 30, 2007

TABLE OF CONTENTS

	Explanatory Note	1
Part III
Item 11.	Executive Compensation	1

Part IV
Item 15.	Exhibits, Financial Statement Schedules	27
	Exhibit 31.1 — Certification of CEO Pursuant to Rule 13a-14(a)
	Exhibit 31.2 — Certification of CFO Pursuant to Rule 13a-14(a)
	Exhibit 32.1 — Certification of CEO Pursuant to Rule 13a-14(b)
	Exhibit 32.2 — Certification of CFO Pursuant to Rule 13a-14(b)

i

EXPLANATORY NOTE

Affiliated Computer Services, Inc. (hereinafter referred to as “us,” “we,” “our”, “ACS” or the “Company”) is filing this Amendment No. 2 on Form 10-K (the “Second Amendment”) to its Annual Report for the fiscal year ended June 30, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on August 29, 2007 (the “Original Report”), as amended on October 19, 2007 (the “First Amendment”), in order to correct Item 11 which was previously filed with certain executive compensation information as of September 30, 2007 rather than June 30, 2007 as required by Item 402 of Regulation S-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits and Item 15 “Exhibits” have been revised accordingly.

This Amendment speaks only of the filing date of the Original Report, as amended by the First Amendment and, except for those Items disclosed in this explanatory note, is unchanged from the Original Report, as amended. You should read this Second Amendment together with our other reports that update and supersede the information contained in this Second Amendment.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

Our general compensation philosophy is that total compensation should vary based on our achievement of defined financial and non-financial goals and objectives, both individual and corporate. The Company’s compensation structure centers around a “pay for performance” philosophy. Base salaries for our managers are generally maintained at a level below the market median, but managers have the opportunity to receive bonuses if their individual performance and the performance of their business unit meet certain goals, which if full bonuses are earned, results in their total compensation exceeding the market median. This philosophy applies more generally to all of our officers and senior management personnel, with the level of variability and the proportionate amount of bonus compensation increasing as the employee’s level of responsibility increases. Each executive officer’s bonus is based on our achievement of defined financial goals and objectives, based only on consolidated corporate results. Our named executive officers for fiscal year 2007 were Darwin Deason, Chairman of the Board; Lynn Blodgett, President and Chief Executive Officer; Tom Burlin, Executive Vice President and Chief Operating Officer; Ann Vezina, Executive Vice President and Group President -Commercial Solutions Group; and John Rexford, Executive Vice President, Corporate Development. Mr. Rexford served as our Executive Vice President and Chief Financial Officer from November 2006 to September 2007. Our named executive officers for fiscal year 2007 also included our former President and Chief Executive Officer, Mark King, and our former Executive Vice President and Chief Financial Officer, Warren Edwards.

Our executive compensation program is overseen and administered by the Compensation Committee, which is comprised entirely of independent directors as determined in accordance with various New York Stock Exchange, SEC and Internal Revenue Code rules. The Compensation Committee has reviewed current compensation practices and identified the following key strategic compensation design objectives:

•	to attract and retain qualified, motivated executives;

•	to closely align the financial interests of our executives with both the short and long-term interests of our stockholders;

•	to promote fair treatment of all employees; and

•	to encourage equity ownership by our executives.

Comparative Review

Our executive compensation program is intended to provide our named executive officers with overall levels of compensation that are competitive within the business process and information technology outsourcing industry, as well as within a broader spectrum of companies of similar size and complexity. During fiscal year 2007, the employment agreement of our Chairman, Mr. Deason, provided him with the right to recommend to the Compensation Committee, or as applicable, to the Special Compensation Committee of the Board of Directors, salary, bonus, stock option and other compensation matters for our Chief Executive Officer, President, Chief Financial Officer, Executive Vice Presidents, General Counsel, Secretary and Treasurer. In December 2007, the employment agreement was amended in order to remove certain exclusive governance rights previously held by Mr. Deason, including his rights to appoint certain officers and recommend directors for election or removal from the Board of Directors, and the agreement now provides that the Compensation Committee shall consult with Mr. Deason in determining the compensation policies of the Company and the compensation of the Company’s executive officers. In fiscal year 2007, our President and Chief Executive Officer, Lynn Blodgett had input on compensation and bonuses for the Company’s executive officers other than himself. Mr. Blodgett received compensation market data and history including salary, bonus, and stock options from human resources for each officer. Mr. Blodgett reviewed the information and submitted compensation recommendations to Mr. Deason and the Compensation Committee.

In setting executive compensation for fiscal year 2007, the Compensation Committee commissioned Mercer Human Resource Consulting to provide comparative compensation information on the chief executive officer, chief operating officer and chief financial officer of our outsourcing peers, who were determined without regard to revenue or market capitalization. The companies included in the outsourcing peer group were Electronic Data Systems Corporation, Accenture Ltd., Computer Sciences Corporation, First Data Corporation, Automatic Data Processing, Inc., Unisys Corporation, Fiserv, Inc., Hewitt Associates, Inc., Convergys Corporation, Sabre Holdings Corporation, DST Systems, Inc. and Perot Systems Corporation. The peer group comparison was also used by Mr. Deason in making recommendations to the Compensation Committee for fiscal year 2007 executive compensation that are consistent with our compensation philosophy, as discussed above. The Compensation Committee used the comparative peer group information in considering and approving the recommendation of Mr. Deason.

Based on the study commissioned by the Compensation Committee, the compensation paid to our Chief Executive Officer, Mr. Blodgett, and our Chief Operating Officer, Mr. Burlin, in fiscal year 2007 was between the median and 75th percentile for companies in our outsourcing peer group. The compensation paid to our Chief Financial Officer, who at the time of the study was Mr. Rexford, was above the top 75th percentile for companies in our outsourcing peer group. However, a portion of Mr. Rexford’s compensation was attributable to commission based payments related to mergers and acquisitions activity as further described under the caption “Special Executive FY07 Plan”, in connection with Mr. Rexford’s ongoing role in our corporate development efforts. Hence, the compensation paid to Mr. Rexford was greater than what would typically be provided to a chief financial officer of the Company, since commission payments are not normally provided for that position.

Elements of Compensation

There are six major elements that comprise our compensation program for our executive officers, including our named executive officers: (i) base salary; (ii) annual incentive opportunities, including bonuses; (iii) long-term incentives — our stock incentive plans; (iv) generally available benefit programs; (v) executive perquisites; and (vi) change of control agreements. ACS has selected these elements because each is considered useful and necessary to meet one or more of the principal objectives of our compensation policy. For example, base salaries and bonus target percentages are set with the goal of attracting employees and adequately compensating and rewarding employees on a day-to-day basis for the time spent and the services they perform, while our equity programs are geared toward providing an incentive and reward for the achievement of long-term business objectives and retaining key talent. The Compensation Committee believes that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the objectives of our compensation program.

Section 162(m) of the Code limits the deductibility of compensation in excess of $1 million paid to certain executives of public companies with the exception of certain “performance-based” compensation. Our goal is to structure as many components of any executive officer’s compensation so that it qualifies as “performance-based” to the extent it is in the best interests of the Company and its stockholders. However, certain forms and amounts of compensation may exceed the $1 million deduction limitation from year to year. Based on the rapidly changing nature of the industry, as well as the continued competitive market for outstanding leadership talent, the Compensation Committee believes it is appropriate and competitive to provide adequate compensation, even though it may not be fully tax-deductible.

The Compensation Committee reviews the compensation program on an annual basis, including each of the above elements. Retirement benefits are reviewed from time to time to ensure that benefit levels remain competitive but are not included in the annual determination of an executive’s compensation package. In setting compensation levels for a particular executive, the Compensation Committee takes into consideration the proposed compensation package as a whole and each element individually, as well as our stock ownership guidelines and the executive’s past and expected future contributions to our business.

• Base Salaries

Each executive officer’s base salary is reviewed at least annually and is subject to adjustment on the basis of individual, corporate and, in some instances, business unit performance. The Compensation Committee consults with the Chairman (under the terms of his employment agreement) in determining the compensation policies of the Company and the compensation of the Company’s executive officers. Our Chief Executive Officer additionally provides a recommendation regarding the compensation for executive officers other than himself. The Compensation Committee also considers competitive, inflationary and market survey considerations, as well as salaries for comparable positions. As discussed under the caption “Comparative Review”, we utilized the report of Mercer Human Resource Consulting in determining base salaries for fiscal years 2007 and 2008. Other factors in determining any adjustment of base salary include consideration of relative levels of responsibility, amount of business experience and future potential. Mr. Deason’s employment agreement provides for annual adjustments to his base salary by a percentage equal to the average percentage adjustments to the annual salaries of our top five executive officers (excluding promotions).

At a meeting of our Compensation Committee in September 2007, the salaries for our current named executive officers for fiscal year 2008 were considered and approved. Mr. Deason’s base salary was set at $924,158, Mr. Blodgett received no increase to his base salary of $750,000, Mr. Burlin received no increase to his base salary of $500,000, Mr. Rexford received no increase to his base salary of $500,000 and Ms. Vezina received no increase to her base salary of $500,000.

• Incentive Bonus

ACS maintains a performance based incentive plan for its executive officers. During fiscal year 2007, our executive officers participated in one of two performance based incentive compensation plans: (i) the fiscal year 2007 performance based incentive compensation plan (FY07 Bonus Plan); or (ii) the Special Executive FY07 Bonus Plan. The Special Executive FY07 Bonus Plan was created to enable the Company to comply with Section 162(m) of the Code in connection with the promotion during the fiscal year of certain executive officers and a modification of their performance goals in connection with the same as further described under the caption “Special Executive FY07 Bonus Plan.”

The FY07 Bonus Plan permits (and the Special Executive FY07 Bonus Plan requires) the exclusion of, and the Compensation Committee has historically excluded, items that it determined were unusual or one time events that were not indicative of the performance of the named executive officers for such year from the calculation of the financial metrics used to determine bonus achievement. Adjustments made to financial metrics in one fiscal year are carried forward to the next fiscal year to determine bonus achievement for that next fiscal year. Most metrics are based on growth from the prior year results. Since the plans allow (and in some cases require) adjustments to actual results to determine the current year bonus achievement, we subsequently make these same adjustments when setting the baseline used for the subsequent year growth metrics.

In fiscal year 2007, the operating income was adjusted to exclude certain unusual items (principally an asset impairment charge and certain legal costs). While operating income on a GAAP basis decreased between fiscal years 2006 and 2007, the operating income for fiscal year 2007, as adjusted under the FY07 Bonus Plan (and the Special Executive FY07 Bonus Plan), exceeded the operating income for fiscal year 2006, as adjusted under the FY06 Bonus Plan, which resulted in the payment of a bonus to the executive officers.

FY07 Bonus Plan

Approximately seven hundred (700) of our officers and other senior management personnel participated in our FY07 Bonus Plan, including our Chairman of the Board, Darwin Deason, and certain other executive officers who were not named executive officers.

The performance goals were established for Mr. Deason based on the following components:

Consolidated ACS	The Consolidated ACS performance goals are established to ensure that certain consolidated corporate criteria are met before bonuses are paid. The percentage of achievement against the performance goals is multiplied by the percentage of achievement of the ACS Corporate performance goals.
ACS Corporate	The bonus of each of the executive officers is determined based on the achievement of performance goals in this group.

Equal weight was given to each of the Consolidated ACS and ACS Corporate components in determining the achievement of performance goals by Mr. Deason. The performance goals for the FY07 Bonus Plan were: revenue growth; growth in earnings before interest and taxes; growth in earnings before interest, taxes, depreciation and amortization; and a cash flow metric (determined as earnings before interest, taxes, depreciation and amortization, plus non-operating (income) expense (excluding intercompany interest), plus equity compensation expense per SFAS 123(R), less such unusual items such as gain or loss on divestiture, plus/minus capital expenditures and additions to intangible assets (per the cash flow statement), plus/minus changes in accounts receivables and unearned revenue (per the cash flow statement)). ACS Corporate includes all of the above performance goals in addition to growth in consolidated earnings per share.

No bonuses were payable if the Company’s growth in consolidated earnings before interest and taxes was less than 4% and no bonuses were payable to business unit participants in the FY07 Bonus Plan if that particular business unit’s growth in earnings before interest and taxes was less than 5%. Further, at least 50% of a particular performance goal must have been achieved before it was included in the calculation of the overall achievement of the performance goals, except for cash flow, which was included if a pre-determined minimum amount was met. The FY07 Bonus Plan performance goals were approved by the Compensation Committee.

We have not disclosed target levels with respect to specific quantitative or qualitative performance-related factors considered by the Compensation Committee because disclosure of the specific performance goals would give our competitors information that could be leveraged for competitive advantage which would result in competitive harm to the Company. In fiscal year 2007, the executive officers earned approximately 80% of the maximum bonus under the FY07 Bonus Plan. In fiscal year 2006, no bonuses were paid to the executives under the fiscal year 2006 performance based incentive compensation plan, which contained similar performance goals as the FY07 Bonus Plan (however, discretionary bonuses were paid to each of the Group President of the Commercial Solutions Group (Ms. Vezina) and the Group President of the Government Solutions Group (Mr. Burlin); to one of our other current executive officers, but who was not an executive officer at the time of payment; and, in accordance with his agreement with us, one of our executive officers was paid a commission for acquisitions and divestures during the fiscal year). In fiscal year 2005, executive officers earned approximately 53% of the maximum bonus under the fiscal year 2005 performance based incentive compensation plan.

Mr. Deason, the only named executive officer who participated in the FY07 Bonus Plan, was entitled to receive a bonus percentage of up to 250% of his base salary. The maximum bonus that any executive officer received for the fiscal year 2007 under the FY07 Bonus Plan was $1,835,468, which was the bonus paid to Mr. Deason. The Compensation Committee certified the achievement of the performance goals before the bonuses were paid.

Special Executive FY07 Plan

Section 162(m) of the Code provides that in order for remuneration to be treated as qualified performance-based compensation, the material terms of the performance goals must be disclosed to and approved by the stockholders of the employer. The performance goals must be established before the first 25% of the period of service to which the performance goal relates has elapsed. Due to the resignation of certain executive officers, and as a result, the promotion of certain other executive officers, the Compensation Committee desired to change the performance goals of the promoted executive officers. In order to comply with Section 162(m) of the Code, the Special Executive FY07 Bonus Plan was created with a performance period beginning December 1, 2006 and ending June 30, 2007 (to be referred to as the “performance period”), to coincide with the period the promoted officers served in their new positions during fiscal year 2007. The following named executive officers, all of whom were promoted in fiscal year 2007, participated in the Special Executive FY07 Bonus Plan: Lynn Blodgett, our Chief Executive Officer; John Rexford, our then Chief Financial Officer; Tom Burlin, our Chief Operating Officer; and Ann Vezina, Executive Vice President and Group President — Commercial Solutions Group (together, the “Selected Officers”).

Since the Selected Officers were all executive officers, separate financial performance goals were established based on the following components:

Consolidated ACS	The Consolidated ACS performance goals are established to ensure that certain consolidated corporate criteria are met before bonuses are paid. The percentage of achievement against the performance goals is multiplied by the percentage of achievement of the ACS Corporate performance goals.
ACS Corporate	The bonus of each of the executive officers is determined based on the achievement of performance goals in this group.

Equal weight was given to each of the Consolidated ACS and ACS Corporate components in determining the achievement of performance goals for each of Messrs. Blodgett, Burlin and Rexford and Ms. Vezina. The performance goals for the Special Executive FY07 Bonus Plan were: revenue growth; growth in earnings before interest and taxes; growth in earnings before interest, taxes, depreciation and amortization; and a cash flow metric (determined as earnings before interest, taxes, depreciation and amortization, plus non-operating (income) expense (excluding intercompany interest), plus equity compensation expense per SFAS 123(R), less such unusual items such as gain or loss on divestiture plus/minus capital expenditures and additions to intangible assets (per the cash flow statement), plus/minus changes in accounts receivables and unearned revenue (per the cash flow statement)). ACS Corporate includes all of the above performance goals in addition to growth in consolidated earnings per share. Such performance goals were recommended by our Chairman and Chief Executive Officer, subject to approval of the Compensation Committee within the first 25% of the period of service to which the performance goals relate.

No bonuses were paid if the Company’s growth in consolidated earnings before interest and taxes did not equal a target dollar threshold during the performance period. Further, at least 16% of a particular performance goal must have been achieved before it would be included in the calculation of the overall achievement of the performance goals, except for cash flow, which was included if a pre-determined minimum amount was met. The Special Executive FY07 Bonus Plan performance goals were approved by the Compensation Committee.

We have not disclosed target levels with respect to specific quantitative or qualitative performance-related factors considered by the Compensation Committee because disclosure of the specific performance goals would give our competitors information that could be leveraged for competitive advantage which would result in competitive harm to the Company. In fiscal year 2007, the Selected Officers earned approximately 80% of the maximum bonus under the Special Executive FY07 Bonus Plan. There was no similar plan in prior fiscal years.

The Selected Officers (other than Mr. Rexford) were entitled to receive varying percentages of their base salaries upon achievement of performance goals for the performance period, upon full achievement of the performance goals. Mr. Blodgett was entitled to receive up to 200% of his base salary and earned a bonus of $1,200,000 for fiscal year 2007, which was the maximum bonus that any Selected Officer received under the Special Executive FY07 Bonus Plan. Mr. Burlin was entitled to receive up to 150% of his base salary and earned a bonus of $600,000 for fiscal year 2007. Ms. Vezina was entitled to receive up to 150% of her base salary and earned a bonus of $600,000 for fiscal year 2007.

Mr. Rexford was entitled to receive the greater of (i) up to 150% of his base salary upon full achievement of the bonus performance goals; or (ii) any commissions earned for acquisitions completed during the performance period, not to exceed 150% of his base salary. In connection with (ii), Mr. Rexford’s bonus compensation was tied to commission payments for closed mergers and acquisitions based on a target percentage related to revenue acquired by the Company in such transactions. Mr. Rexford had an acquisition target revenue for fiscal year 2007, which was based on a percentage of the Company’s revenues for fiscal year 2006. The revenue acquired through each closed merger or acquisition transaction contributed, on a percentage basis, towards Mr. Rexford’s achievement of the acquisition target revenue. Mr. Rexford earned a bonus of $600,000 for fiscal year 2007 under the Special Executive FY07 Bonus Plan, as a result of his achievement of 80% of the bonus performance goals.

• Long Term Incentives — Our Stock Incentive Plans

ACS provides long-term incentive compensation through awards of stock options that generally vest over multiple years. Our equity compensation program is intended to align the interests of the participants, including our named executive officers, with those of our stockholders by creating an incentive for our named executive officers to maximize stockholder value. The equity compensation program also is designed to encourage our named executive officers to remain employed with ACS despite a very competitive labor market.

We granted stock options to our officers in 2007 under our 1997 Stock Incentive Plan and, after approval by our stockholders on June 7, 2007, our 2007 Equity Incentive Plan. All proposed stock option grants to employees, including executive officers, are considered and, if deemed acceptable to the Compensation Committee, approved at a formal meeting of the Compensation Committee. Under the Company’s stock option grant policy adopted on May 25, 2006 and revised on January 22, 2007 (hereafter, our “Stock Option Grant Policy”), among other things: (i) a formal meeting to approve option grants to employees is held on August 15th of each year; (ii) a formal meeting to approve option grants to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition are to be held on the day prior to or the day of our regularly scheduled quarterly board meeting; (iii) the date of the formal meeting at which a grant is approved is the option grant date; and (iv) the exercise price for each approved grant shall not be less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant which shall be determined by reference to the closing price for such stock on such date on the New York Stock Exchange; provided that if a grant is made on a date when the New York Stock Exchange is closed, then the fair market value of a share of the Company’s Class A Common Stock on the date of grant shall be determined by reference to the closing price for such stock on the last day on which the New York Stock Exchange was open for trading activities.

On August 15, 2006, the Compensation Committee granted 2,091,500 options to employees under the 1997 Stock Incentive Plan. Based on executive management’s recommendation, no stock option grants were made to corporate executive management pending substantive determination regarding corporate executive management’s actions in the matters related to the stock option investigation by the SEC and the grand jury subpoena issued by the United States District Court, Southern District of New York. However, the

Compensation Committee agreed to grant options to purchase 100,000 shares each to Ann Vezina, Chief Operating Officer, Commercial Solutions Group and Tom Burlin, Chief Operating Officer, Government Solutions Group, but those grants were delayed. The delay in the grants to Ms. Vezina and Mr. Burlin was necessary at the time because there were insufficient shares remaining in the 1997 Stock Incentive Plan to make the grants to Ms. Vezina and Mr. Burlin. Subsequent to August 15, 2006, a number of options granted under the 1997 Stock Incentive Plan terminated, thereby making certain options available to grant to other employees, including Ms. Vezina and Mr. Burlin as discussed below.

Because of the ongoing stock option investigation, we were unable to timely file our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and our Annual Meeting of Stockholders was delayed, and the regularly scheduled meeting of our Board of Directors that was to have occurred in November 2006 was focused solely on stock option investigation matters and any other matters for consideration were deferred. Under our stock option granting policy, the day prior to or the day of that regularly scheduled November 2006 Board meeting, the Compensation Committee could have granted options to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition. On the morning of December 9, 2006 the Compensation Committee met to discuss whether options, that were available under the 1997 Stock Incentive Plan should be granted to new hires, employees receiving a grant in connection with a promotion, or persons who became ACS employees as a result of an acquisition. After consideration of the fact that options would have been granted in November 2006, if the regularly scheduled Board meeting had not deferred consideration of matters other than the stock option investigation, the Compensation Committee granted options to purchase 692,000 shares to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition, with such grants including options to purchase 140,000 shares to Lynn Blodgett, who had been promoted to President and Chief Executive Officer; options to purchase 75,000 shares to John Rexford who had been promoted to Executive Vice President and Chief Financial Officer; and options to purchase 100,000 shares to each of Ann Vezina and Tom Burlin which grants were in recognition of their recent promotions to Chief Operating Officers of the Commercial and Government segments, respectively, and had been approved by the Compensation Committee on August 15, 2006 but were delayed until shares were available for grant.

During the December 9, 2006 Compensation Committee meeting, it was recognized that the grants made to Mr. Blodgett and Mr. Rexford were for a number of shares that were less than the number of shares that would have been normally granted to a new Chief Executive Officer and new Chief Financial Officer because of the limited number of options remaining available under the 1997 Stock Incentive Plan. The Compensation Committee noted that it should consider a future grant to supplement the number of options made in the earlier grant so that the aggregate number of shares granted to Mr. Blodgett and Mr. Rexford would be equal to the number that would normally be granted to a “new” Chief Executive Officer and “new” Chief Financial Officer. To accomplish this purpose, at a meeting on July 2, 2007, the Compensation Committee approved option grants (the “Grants”) to Lynn Blodgett to purchase 60,000 shares of the Company’s Class A Common Stock under the 2007 Equity Incentive Plan and to John Rexford to purchase 25,000 shares of the Company’s Class A Common Stock under the 2007 Equity Incentive Plan, subject to the waiver of the Stock Option Grant Policy by the Board of Directors as the grants were made outside of normal option approval dates set forth in the Policy, which occurred on July 9, 2007 and on which date the grants became effective.

• Generally Available Benefit Programs

We also offer a number of other benefits to our named executive officers pursuant to benefit programs that provide for broad-based employee participation. These benefit programs include accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel insurance, wellness programs, relocation/expatriate programs and services, educational assistance and certain other benefits.

Retirement Benefits

To assist our employees in accumulating funds for retirement (or for other purposes permitted by our plans) we provide our employees, including our named executive officers, the opportunity to participate in the ACS Savings Plan and the ACS Supplemental Savings Plan. For a description of these plans, please see the caption “Retirement Benefits.” While a small number of our non-executive employees may participate in pension or defined benefit plans, we provide these plans in lieu of pension or defined benefit plans for our general employee base, including our named executive officers.

Mr. Deason’s Supplemental Executive Retirement Agreement and Employment Agreement

In recognition of his efforts on behalf of the Company and his determination to position the Company for future growth, in fiscal year 1999 we entered into a Supplemental Executive Retirement Agreement and an employment agreement with our Chairman, Darwin Deason. A description of the Supplemental Executive Retirement Agreement, including amounts payable to Mr. Deason under the agreement, is set forth under the caption “Mr. Deason’s Supplemental Executive Retirement Agreement.” A description of the employment agreement, as amended in fiscal year 2007, including amounts payable to Mr. Deason under the agreement, is set forth under the caption “Mr. Deason’s Employment Agreement.”

• Perquisites

The Compensation Committee reviews and approves any perquisites offered to executives. The Company offers the Executive Benefit Plan to promote the health and well-being of the executives, maximize the value of the compensation provided by the Company and minimize the time that executives spend managing personal affairs so that they may devote their full attention to Company business. While the Compensation Committee does not consider perquisites to be a significant component of executive compensation, it recognizes that such perquisites are an important factor in attracting and retaining talented executives. A description of the Executive Benefit Plan and other perquisites offered to our executive officers are set forth under the caption “Perquisites.”

• Termination of Employment and Change of Control Benefits

In fiscal year 2007, Lynn Blodgett, Tom Burlin, John Rexford and Ann Vezina had written change of control agreements for benefits that were due to them upon a change of control. Mr. Blodgett’s change of control agreement has subsequently been replaced by his employment agreement, dated December 14, 2007, which provides for a severance benefit in the event the Company terminates his employment without cause or Mr. Blodgett terminates his employment for good reason, as defined in the agreement, including upon a change of control. In addition to his severance benefit, Mr. Blodgett’s unvested stock options or other equity based awards under any incentive plan shall become fully vested upon such termination.

Additionally, Mr. Deason’s employment agreement provides for certain payments to Mr. Deason upon a change of control.

We believe that these change of control benefits are important to our ability to recruit executive officers. We also believe this benefit allows us to retain executives during times of unforeseen events when the executive’s future is uncertain, but continued employment of the executive may be necessary for the Company.

Additional information regarding the change of control payments and severance benefits payable to our named executive officers, including estimates of the amounts payable under such agreements assuming a change of control as of June 30, 2007, is set forth under the caption “Post Termination Benefits.”

Stock Ownership Guidelines

On April 19, 2007 the Board of Directors revised the guidelines for stock ownership by the Company’s directors and executive officers, which had been originally adopted by the Board of Directors in September 2003. The Board of Directors may evaluate whether exceptions should be made to the guidelines for any director or executive officer and may from time to time change such guidelines.

The revised policy generally provides as follows:

•	Our Chief Executive Officer is required to own, within five years after he or she becomes subject to the guidelines, shares of our Class A common stock having a value equal to a minimum of five times his or her annual base salary.

•	Our other executive officers are required to own, within five years after he or she becomes subject to the guidelines, shares of our Class A common stock having a value equal to a minimum of three times his or her annual base salary.

•	Independent directors serving on the Board of Directors are required to own, within three years after they become subject to the guidelines, shares of our Class A common stock having a value equal to a minimum of three times their annual retainer.

•	Vested options to purchase Class A common stock may be counted as shares owned in determining compliance with the guidelines.

Our named executive officers currently subject to the guidelines, hold shares and vested options in sufficient number to comply with the minimum ownership requirements of the revised policy. Our independent directors currently subject to the guidelines have not yet completed three years of service and therefore are not yet subject to the minimum requirements of the revised policy.

Report of the Compensation Committee

The Compensation Committee reviewed and discussed with management of the Company the foregoing Compensation Discussion and Analysis. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the ACS Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.

Compensation Committee

TED B. MILLER, JR.*(CHAIRMAN)
PAUL E. SULLIVAN*
FRANK VARASANO*

Notwithstanding any statement in any of our filings with the SEC that might incorporate part or all of any future filings with the SEC by reference, including this Form 10-K/A, the foregoing Report of the Compensation Committee is not incorporated by reference into any such filings.

*Each of Messrs. Miller and Varasano has served as a member of the Compensation Committee since November 25, 2007. Mr. Sullivan has served as a member of the Compensation Committee since March 19, 2008. Messrs. Miller, Sullivan and Varasano were not involved in and did not participate in any decision of the Compensation Committee prior to the date that they joined the Committee.

SUMMARY COMPENSATION TABLE FOR FISCAL 2007

The following table shows compensation information for fiscal 2007 for our named executive officers, and a former Chief Executive Officer and Chief Financial Officer who resigned during fiscal year 2007 (collectively, the “named executive officers”).

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred	All
				Stock		Incentive Plan	Compensation	Other
		Salary	Bonus	Awards($)	Option	Compensation ($)	Earnings	Compensation		Total
Name And Principal Position	Year	($)	($)	(1)	Awards ($)(2)	(3)	($)	($)		($)

Darwin Deason	2007	916,053	—	—	2,048,835(4)	1,835,468	952,710(5)	219,033	(6)	5,972,099
Chairman of the Board
Lynn Blodgett	2007	695,769	—	—	1,767,183	1,200,000	—	29,985	(7)	3,692,937
President and Chief Executive Officer
John Rexford	2007	429,108	—	—	796,062	600,000	—	291,419	(8)	2,116,589
Executive Vice President and Chief Financial Officer
Tom Burlin	2007	420,913	—	—	542,306	600,000	—	25,454	(9)	1,588,673
Executive Vice President and Chief Operating Officer
Ann Vezina	2007	422,401	—	—	273,499	600,000	—	33,110	(10)	1,329,010
Executive Vice President and Chief Operating Officer - Commercial Solutions
Former Officers:
Mark King	2007	698,654	—	—	1,581,016	—	—	32,193	(11)	2,311,863
Former President and Chief Executive Officer
Warren D. Edwards	2007	456,455	—	—	687,882	—	—	17,611	(12)	1,161,948
Former Executive Vice President and Chief Financial Officer

(1)	We did not grant any restricted stock awards or stock appreciation rights (“SARs”) to our named executive officers during fiscal year 2007.

(2)	The amount shown for each executive officer is the compensation cost recognized in our financial statements for fiscal year 2007 related to outstanding grants of stock options to each named executive officer to the extent we recognized compensation expense in fiscal year 2007 for such awards in accordance with the provisions of SFAS 123(R). (All of Mr. Deason’s outstanding option grants were related to prior years.) These amounts are adjusted to reflect the increase in exercise price of certain outstanding stock options on December 28, 2006. For a discussion of valuation assumptions used in the SFAS 123(R) calculations, see Note 2 of the Notes to our Consolidated Financial Statements included in the Original Report. The following table shows for each award, the fiscal year 2007 cost based on the original grant price and the increase in the fiscal year 2007 cost as a result of the change in measurement date:

				Increase in FY 07
			FY 2007 Cost	Cost as a Result of	Total
			based on Original	a Change in the	Compensation
Named Executive	Option	Original Option	Grant Price	Measurement Date	Cost in 2007
Officer	Number	Grant Date	($)	($)(a)	($)

Darwin Deason	1303	7/23/02	671,940	66,273	738,213
	1303a	7/23/02	1,007,912	302,710	1,310,622
Lynn Blodgett	647a	7/11/00	N/A	6,850	6,850
	853	9/26/01	32,104	12,603	44,707
	853a	9/26/01	21,409	41,234	62,643
	1307	7/23/02	83,992	8,284	92,276
	1307a	7/23/02	125,988	37,839	163,827
	1758	8/11/03	309,068	0	309,068
	1888	7/30/04	357,772	(35,538)	322,234
	2326	3/18/05	557,308	0	557,308
	3470	12/9/06	208,270	0	208,270
John Rexford(b)	1241	7/23/02	55,996	5,523	61,519
	1241a	7/23/02	83,992	25,226	109,218
	1755	8/11/03	154,536	0	154,536
	1893	7/30/04	89,444	(8,884)	80,560
	2329	3/18/05	278,656	0	278,656
	3472	12/9/06	111,573	0	111,573
Tom Burlin	2572	6/13/05	270,204	123,338	393,542
	3447	12/9/06	148,764	0	148,764
Ann Vezina(b)	1532	7/21/03	30,056	1,623	31,679
	2054	7/30/04	34,176	(3,505)	30,671
	2349	5/3/05	60,828	1,557	62,385
	3458	12/9/06	148,764	0	148,764
Former Officers:
Mark King	1305	7/23/02	623,074	3,329	626,403
	1753	8/11/03	250,427	0	250,427
	1887	7/30/04	109,690	(2,702)	106,988
	2325	3/18/05	597,198	0	597,198
Warren D. Edwards	1310	7/23/02	129,305	832	130,137
	1752	8/11/03	187,822	0	187,822
	1892	7/30/04	73,122	(1,801)	71,321
	2328	3/18/05	298,602	0	298,602

(a)	Represents the incremental increase in compensation cost to the Company in fiscal year 2007 for such awards in accordance with the provisions of SFAS 123(R) resulting from the change in measurement date of the option grant and our agreement to pay to the executive (other than Messrs. King and Edwards) the difference between the original option grant price and the grant price on the “revised” measurement date, if applicable. See discussion of Mr. King and Mr. Edwards separation agreements in Note 23 in the Notes to our Consolidated Financial Statements included in the Original Report.

(b)	In connection with the increase in exercise price of certain outstanding stock options held by John Rexford and Ann Vezina on August 8, 2007, we took an additional charge of $1,995 for such options held by Mr. Rexford and $7,800 for such options held by Ms. Vezina.

(3)	The amounts shown were earned under our FY07 Bonus Plan and Special Executive FY07 Bonus Plan. For a description of these plans, please see “Compensation Discussion & Analysis — Incentive Bonus”.

(4)	As discussed under the caption “Mr. Deason’s Supplemental Executive Retirement Agreement”, option grants have been made to Mr. Deason to fund his Supplemental Executive Retirement Agreement. The Company recognized $1,159,005 of compensation costs in our financial statements for fiscal year 2007 in accordance with the provisions of SFAS 123(R) related to one option grant made to fund the Supplemental Executive Retirement Agreement of Mr. Deason. That compensation cost is excluded from the compensation cost reflected in the Option Awards column.

(5)	We estimate that our obligation with respect to Mr. Deason under his Supplemental Executive Retirement Agreement increased from $8,168,288 on June 30, 2006 to $9,120,998 on June 30, 2007.

(6)	Represents $102,110 in non-business use of corporate aircraft calculated or based on the incremental cost to the Company, $5,228 in auto expense, $9,002 in group life insurance, $4,799 in tax and estate planning services, $86,219 in accounting and administrative services and $11,675 in medical costs under the Executive Medical Plan. We maintain an overall security program for Mr. Deason due to business-related security concerns. Mr. Deason is provided with security systems and equipment as well as security advice and personal protection services. The cost of these systems and services are incurred as a result of business-related concerns and are not maintained as perquisites or otherwise for the personal benefit of Mr. Deason. As a result, we have not included such costs in the “All Other Compensation” column. We expended $423,011 in fiscal year 2007 for such security advice and personal protection services. With regard to the personal protection services, other executive officers and members of our Board of Directors receive the incidental benefit of these services when attending a meeting or other function at which Mr. Deason is also present; such incidental benefit has not been calculated or allocated for purposes of this table.

(7)	Represents $1,402 in non-business use of corporate aircraft calculated or based on the incremental cost to the Company, $1,555 in group life insurance, $6,988 in long term disability insurance and $20,040 in medical costs under the Executive Medical Plan.

(8)	Represents $860 in group life insurance, $8,844 in long term disability insurance, $6,230 in matching ACS Savings Plan contributions, $7,638 in medical costs under the Executive Medical Plan and $267,847 in commission payments related to mergers and acquisitions activity. A part of Mr. Rexford’s compensation in fiscal year 2007 was tied to commission payments for closed mergers and acquisitions based on a target percentage related to revenue acquired by the Company in such transactions.

(9)	Represents $913 in group life insurance and $24,541 in medical costs under the Executive Medical Plan.

(10)	Represents $451 in group life insurance, $323 in tax and estate planning services, $6,180 in long term disability insurance, $4,883 in matching ACS Savings Plan contributions, $12,881 in relocation payments and $8,392 in medical costs under the Executive Medical Plan.

(11)	Represents $1,477 in group life insurance, $9,072 in long term disability insurance, $2,812 in matching ACS Savings Plan contributions and $19,551 in medical costs under the Executive Medical Plan. Mr. King resigned as a director and our President and Chief Executive Officer effective as of November 26, 2006.

(12)	Represents $521 in group life insurance, $4,290 in long term disability insurance, $2,572 in matching ACS Savings Plan contributions and $10,440 in medical costs under the Executive Medical Plan. Mr. Edwards resigned as our Executive Vice President and Chief Financial Officer effective as of November 26, 2006.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the named executive officers during fiscal year 2007, which ended on June 30, 2007.

Grants of Plan-Based Awards
For Fiscal 2007

									All
									Other	All Other
									Stock	Option	Exercise	Grant
									Awards:	Awards:	or Base	Date Fair
									Number	Number of	Price of	Value of
						Estimated Future Payouts			of Shares	Securities	Option	Stock and
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Under Equity Incentive Plan Awards			of Stock	Underlying	Awards	Option
	Grant	Threshold	Target	Maximum		Threshold	Target	Maximum	or Units	Options	($/	Awards
Name	Date	($)	($)	($)		(#)	(#)	(#)	(#)	(#)	share)	($)(2)

Darwin Deason	9/28/06	—	—	2,294,335		—	—	—	—	—	—	—
Lynn Blodgett	12/9/06	—	—	—		—	—	—	—	140,000	$49.55	$1,849,591
	1/17/07	—	—	1,500,000		—	—	—	—	—	—	—
John Rexford	12/9/06	—	—	—		—	—	—	—	75,000	$49.55	$990,852
	1/17/07	—	—	750,000		—	—	—	—	—	—	—
Tom Burlin	12/9/06	—	—	—		—	—	—	—	100,000	$49.55	$1,321,136
	1/17/07	—	—	750,000		—	—	—	—	—	—	—
Ann Vezina	12/9/06	—	—	—		—	—	—	—	100,000	$49.55	$1,321,136
	1/17/07	—	—	750,000		—	—	—	—	—	—	—
Former Officers
Mark King	9/28/06	—	—	1,575,000	(3)	—	—	—	—	—	—	—
Warren Edwards	9/28/06	—	—	514,500	(4)	—	—	—	—	—	—	—

(1)	Amounts shown represent the maximum awards that could be earned by the named executive officers under the FY07 Bonus Plan and the Special Executive FY07 Bonus Plan, as applicable, for fiscal year 2007. Actual bonuses paid under these plans for fiscal year 2007 are shown in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column.

(2)	The value of an option award is based on the fair value as of the grant date of such award determined pursuant to SFAS 123(R). The exercise price for each option grant is 100% of the fair market value of a share of the Company’s Class A Common Stock on the date of grant which was determined by reference to the closing price for such stock on such date on the New York Stock Exchange. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of the Company’s common stock at such date in the future when the option is exercised. These options were granted under our 1997 Stock Incentive Plan and vest and become exercisable as follows: on each anniversary date of the grant, commencing with the first such anniversary date and continuing on each such anniversary thereafter through and including the fifth anniversary of the date of the grant, 20% of such options shall vest and become exercisable.

(3)	Mr. King resigned as a director and our President and Chief Executive Officer effective as of November 26, 2006. Under the terms of his separation agreement with the Company, Mr. King was not eligible to receive any non-equity incentive plan based awards for fiscal year 2007.

(4)	Mr. Edwards resigned as our Executive Vice President and Chief Financial Officer effective as of November 26, 2006. Under the terms of his separation agreement with the Company, Mr. Edwards was not eligible to receive any non-equity incentive plan based awards for fiscal year 2007.

Stock Plans

2007 Equity Incentive Plan

On June 7, 2007, our stockholders approved our 2007 Equity Incentive Plan (the “2007 Equity Plan”). This plan replaced our 1997 Stock Incentive Plan. The 2007 Equity Plan is administered by the Compensation Committee, which has full and final authority to select persons to receive awards and establish the terms of such awards, unless authority is specifically reserved (i) to our Board of Directors, (ii) by our certificate of incorporation, as amended, (iii) by our Bylaws, or (iv) by other applicable law.

The 2007 Equity Plan provides that, subject to any required action by the stockholders of the Company, the number of shares of common stock covered by each outstanding award, the number of shares of common stock that have been authorized for issuance under the 2007 Equity Plan, as well as the price per share of common stock covered by each such outstanding award, and the limit on the number of shares that may be issued to an individual (as provided in 2007 Equity Plan) shall be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the common stock, or any other increase or decrease in the number of issued shares of common stock effected without receipt of consideration by the Company, provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been “effected without receipt of consideration.” Such adjustment shall be made by the Board of Directors, whose determination in that respect shall be final, binding and conclusive. Unless otherwise provided in the 2007 Equity Plan, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of common stock subject to an Option.

In the event of a change of control, our 2007 Equity Plan provides that the grant agreement, including those for our named executive officers, may provide that all outstanding options shall become vested and exercisable and all other awards shall become vested effective the day immediately prior to the change of control. A change of control under the 2007 Equity Plan is the merger, consolidation or other reorganization with or into another person, entity or group of entities under common control or the sale of a majority of our outstanding capital stock or all or substantially all of our assets to any other person, entity or group of entities under common control and as a result of such merger, consolidation, reorganization or sale, more than 50% of the combined voting power of the then outstanding voting securities of the surviving person or entity immediately after such transaction are held in the aggregate by a person, entity or group of entities under common control who beneficially owned less than 50% of our combined voting power prior to such transaction. However, (i) any transaction that is effected by the Company for the purposes of internal corporate restructuring of the Company and its affiliated companies, which results in any or all of the combined voting power of the voting securities of the Company being held by an entity affiliated with the Company immediately prior to such transaction, or (ii) any transaction or series of transactions, which results in the ownership by Darwin Deason, and/or any person, entity or group of entities that he controls, of more than 50% of the combined voting power of the Company, shall not constitute or result in a change of control.

1997 Stock Incentive Plan

Our stockholders approved the Company’s 1997 Stock Incentive Plan (the “1997 Plan”) on December 16, 1997. The 1997 Plan permits the grant of nonstatutory stock options, stock purchase rights, stock appreciation rights, deferred stock, dividend equivalents and awards of restricted stock to employees, consultants and outside directors. The 1997 Plan also permits the grant of incentive stock options within the meaning of Section 422 of the Code to our employees.

The 1997 Plan has been previously replaced by our 2007 Equity Plan and has expired.

In the event of a change of control, our 1997 Plan provides that the grant agreement may provide that all outstanding options shall become vested and exercisable and all other awards shall become vested effective the day immediately prior to the change of control. A change of control under the 1997 Plan is the merger, consolidation or other reorganization with or into another person, entity or group of entities under common control or the sale of a majority of our outstanding capital stock or all or substantially all of our assets to any other person, entity or group of entities under common control and as a result of such merger, consolidation, reorganization or sale, more than 51% of the combined voting power of the then outstanding voting securities of the surviving person or entity immediately after such transaction are held in the aggregate by a person, entity or group of entities under common control who beneficially owned less than 51% of our combined voting power prior to such transaction.

Employee Stock Purchase Plan

Under our 1995 Employee Stock Purchase Plan (“ESPP”), a maximum of 4 million shares of Class A common stock can be issued to substantially all full-time employees who elect to participate. In October 2002, the Board of Directors approved an amendment to the ESPP to increase the number of shares that can be issued under the plan from 2 million to 4 million. Through payroll deductions, eligible participants may purchase our stock at a 5% discount to market value. Prior to December 31, 2005, eligible participants were able to purchase our stock at a 15% discount to market value. The stock is either purchased by the ESPP in the open market or issued from our treasury account, or a combination of both. Our named executive officers are eligible to participate in the ESPP.

Mr. Deason’s Employment Agreement

We entered an employment agreement with Mr. Deason effective as of February 16, 1999. The employment agreement, which was previously reviewed and approved by the Board of Directors and replaced an earlier change of control, has a term that currently ends on May 18, 2012, provided that such term shall automatically be extended for an additional year on May 18 of each year, unless 30 days prior to May 18 of any year Mr. Deason gives notice to us that he does not wish to extend the term or our Board of Directors (upon a unanimous vote of the directors, except for Mr. Deason) gives notice to Mr. Deason that it does not wish to extend the term. The employment agreement provides for a base salary of $525,000 with annual adjustments to Mr. Deason’s base salary by a percentage equal to the average percentage adjustments to the annual salaries of our top five executive officers (excluding promotions). The employment agreement also provides for an annual bonus based on the achievement of financial goals set for Mr. Deason by the Compensation Committee. This bonus can be up to 250% of Mr. Deason’s base salary for that year (or in the discretion of the Compensation Committee, a greater percentage), which is consistent with the bonus percentage Mr. Deason has been eligible to receive since 1996. On December 7, 2007, the employment agreement was amended by the Company and Mr. Deason, in order to remove certain exclusive governance rights previously held by Mr. Deason, including his rights to appoint certain officers and recommend directors for election or removal from the Board of Directors. A discussion of Mr. Deason’s severance benefits under the employment agreement is set forth under the caption “Post Termination Benefits.”

Mr. Blodgett’s Employment Agreement

We entered into an employment agreement with Mr. Blodgett effective as of December 14, 2007. The employment agreement, which was previously reviewed and approved by the Board and replaced an earlier severance agreement, has a term that currently ends on December 14, 2008, provided that such term shall automatically be extended for an additional one year period, unless 30 days prior to December 14 of any year either Mr. Blodgett or the Board gives notice to the other party that they do not wish to extend the term. The employment agreement provides that Mr. Blodgett’s base salary shall be determined by the Board or the Compensation Committee. Further, under the employment agreement, Mr. Blodgett is eligible to receive any discretionary bonus as may be determined by the Board or Compensation Committee. Mr. Blodgett is also eligible to participate in the Company’s 1997 Stock Plan or any omnibus stock incentive or award plans adopted by the Company. A discussion of Mr. Blodgett’s severance benefits under the employment agreement and former severance agreement is set forth under the caption “Post Termination Benefits.”

Retirement Benefits

ACS Savings Plan.  The ACS Savings Plan is a defined contribution plan with a 401(k) feature. We currently match 25% of the first 6% of eligible compensation that an employee contributes to the ACS Savings Plan per year. The contributions to the plan are made by us for each of our executive officers on the same terms as applicable to all other employees. Contributions to the plan cannot be made after an employee earns $225,000 in earnings during the year. Contributions to the plan are capped at $15,500 per year. A participant becomes 50% vested in the ACS match portion of his or her contribution to the ACS Savings Plan after the participant completes two years of service, and becomes 100% vested in the ACS match portion of his or her contribution to the ACS Savings Plan after the participant completes three years of service or, if earlier, the participant becomes disabled or dies, or in the case of a termination of the ACS Savings Plan. If a participant’s service terminates before he or she is vested, the participant will forfeit the unvested portion of the ACS match and any earnings thereon. According to the ACS Savings Plan, employees who are defined as Highly Compensated Employees’ (“HCE”) in accordance with the Internal Revenue Service guidelines will be “capped” annually at a specified deferral rate (cap for calendar year 2007 is 5% of eligible earnings). This “cap” will be determined annually based on the results of the ACS Savings Plan’s discrimination testing.

ACS Supplemental Savings Plan.  Under our ACS Supplemental Savings Plan, HCE’s of ACS, including our named executive officers, are permitted to defer receipt of up to 85% of their base salary, bonus and/or commissions. We match 25% of the first 1% of eligible compensation that an employee contributes to the ACS Supplemental Savings Plan per year if they have reached the 5% cap under the ACS Savings Plan (described above).

Mr. Deason’s Supplemental Executive Retirement Agreement.  We entered into a Supplemental Executive Retirement Agreement with Mr. Deason in December 1998, which was amended in August 2003 to conform the normal retirement date specified therein to our fiscal year end next succeeding the termination of the employment agreement between Mr. Deason and us. The normal retirement date under the Supplemental Executive Retirement Agreement was subsequently amended in June 2005 to conform to the termination date of the employment agreement with the exception of the determination of any amount deferred in taxable years prior to January 1, 2005 for purposes of applying the provisions of the American Jobs Creation Act of 2004 and the regulations and interpretive guidance published pursuant thereto (the “AJCA”). Pursuant to the Supplemental Executive Retirement Agreement, which was reviewed and approved by the Board of Directors, Mr. Deason will receive a benefit upon the occurrence of events described below equal to an actuarially calculated amount based on a percentage of his average monthly compensation determined by his monthly compensation during the highest 36 consecutive calendar months from among the 120 consecutive calendar months ending on the earlier of his termination of employment or his normal retirement date. The amount of this benefit payable by us will be offset by the value of particular options granted to Mr. Deason (including 150,000 shares covered by options granted in October 1998 with an exercise price of $11.53125 per share and 300,000 shares granted in August 2003 with an exercise price of $44.10 per share). The Company is considering alternatives with respect to the option grant that will expire in October 2008. To the extent that we determine that our estimated actuarial liability under the Supplemental Executive Retirement Agreement exceeds the “in the money” value of such options, such deficiency would be reflected in our results of operations as of the date of such determination. In the event that the value of the options granted to Mr. Deason exceeds the benefit, such excess benefit will accrue to Mr. Deason and we will have no further obligation under the Supplemental Executive Retirement Agreement. The percentage applied to the average monthly compensation is 56% for benefit determinations made on or any time after May 18, 2005. The events triggering the benefit are retirement, total and permanent disability, death, resignation, and change of control or termination for any reason other than cause. The benefit will be paid in a lump sum or, at the election of Mr. Deason, in monthly installments over a period not to exceed 10 years. We estimate that our obligation with respect to Mr. Deason under the Supplemental Executive Retirement Agreement was approximately $9.1 million at June 30, 2007. The value (the excess of the market price over the option exercise price) of the options at June 30, 2007 was $10.6 million. If the payment is caused by a change of control and at such time Mr. Deason would be subject to an excise tax under the Code with respect to the benefit, the amount of the benefit will be grossed-up to offset this tax.

Perquisites

We offer the Executive Benefit Plan to promote the health and well-being of our executives, including our named executive officers. The Executive Benefit Plan consists of the following components:

•	Executive Medical Plan. Under the Executive Medical Plan, normal and customary medical, dental and vision care costs, for executives and their immediate family members are paid by us. We do not pay non-medically necessary costs, such as cosmetic surgery. If costs paid by the Company exceed $25,000 or relate to services or supplies considered experimental, investigational or under clinical investigation, then the medical expenses that exceed the $25,000, along with any expenses for experimental, investigational or under clinical investigation services or supplies, are imputed as income to the executive.

•	Executive Long Term Disability Plan. Certain of our executive officers are eligible to participate in our Executive Long Term Disability Plan which provides additional long-term disability coverage through age 65 for certain of our executive officers in addition to the standard policy provided to each of our employees.

•	Prescription Benefit. Paid prescription coverage up to 100% for our executive officers and their immediate family members.

•	Annual Physical Examination. Reimbursement of up to $1,000 annually for any physical examination for the executive officer, and up to $500 annually for any physical examination for the executive officer’s spouse, performed by a designated physician or other licensed physician of their choice.

•	Estate planning services. Our executive officers receive a benefit of up to $25,000 for initial estate planning services and up to $10,000 per annum for subsequent services.

•	Income Tax Preparation. Each of our executive officers may be reimbursed, up to $1,000 per annum, for income tax preparation services for preparation of their income tax returns.

Additionally, we pay the annual dues for club memberships for a limited number of executive officers. The memberships are intended to be used primarily for business purposes, although the applicable executive officers may use the club for personal purposes. Executive officers are required to pay all costs related to their personal use of the club.

Outstanding Equity Awards

The following table shows all outstanding equity awards held by our named executive officers at the end of fiscal year 2007, which ended on June 30, 2007. This table reflects the increase in exercise price subsequent to June 30, 2007, for certain options that were granted to certain of our named executive officers prior to their appointment as executive officers of the Company.

Outstanding Equity Awards at Fiscal 2007 Year-End

	Option Awards								Stock Awards
												Equity
					Equity						Equity	Incentive Plan
					Incentive					Market	Incentive Plan	Awards:
					Plan					Value of	Awards:	Market or
					Awards:					Shares or	Number of	Payout Value
	Number of		Number of		Number of				Number of	Units of	Unearned	of Unearned
	Securities		Securities		Securities				Shares or	Stock	Shares, Units	Shares, Units
	Underlying		Underlying		Underlying				Units of	That	or Other	or Other
	Unexercised		Unexercised		Unexercised	Option		Option	Stock That	Have Not	Rights That	Rights That
	Options (#)		Options (#)		Unearned	Exercise		Expiration	Have Not	Vested	Have Not	Have Not
Name	Exercisable		Unexercisable		Options (#)	Price ($)		Date	Vested (#)	($)	Vested (#)	Vested ($)

Darwin Deason	240,000		—		—	35.75		7/23/12	—	—	—	—
	240,000		120,000	(1)	—	37.57	(19)	7/23/12	—	—	—	—
Lynn Blodgett	80,000		—		—	16.4375		7/11/10	—	—	—	—
	20,000		—		—	23.47	(19)	7/11/10	—	—	—	—
	43,200		—		—	38.66		9/26/11	—	—	—	—
	28,800		—		—	44.87	(19)	9/26/11	—	—	—	—
	30,000		—		—	35.75		7/23/12	—	—	—	—
	30,000		15,000	(2)	—	37.57		7/23/12	—	—	—	—
	60,000		40,000	(3)	—	44.10		8/11/13	—	—	—	—
	40,000		60,000	(4)	—	51.90		7/30/14	—	—	—	—
	80,000		120,000	(5)	—	50.25		3/18/15	—	—	—	—
	—		140,000	(6)	—	49.55		12/9/16	—	—	—	—
John Rexford	24,000		—		—	16.4375		7/11/10	—	—	—	—
	6,000		—		—	23.47	(19)	7/11/10	—	—	—	—
	20,000		—		—	35.75		7/23/12	—	—	—	—
	20,000		10,000	(7)	—	37.57	(19)	7/23/12	—	—	—	—
	30,000		20,000	(8)	—	44.10		8/11/13	—	—	—	—
	10,000		15,000	(9)	—	51.90		7/30/14	—	—	—	—
	40,000		60,000	(10)	—	50.25		3/18/15	—	—	—	—
	—		75,000	(11)	—	49.55		12/9/16	—	—	—	—
Tom Burlin	40,000		60,000	(12)	—	51.83		6/13/15	—	—	—	—
	—		100,000	(13)	—	49.55		12/9/16	—	—	—	—
Ann Vezina	6,000		4,000	(14)	—	44.10		7/21/13	—	—	—	—
	—		10,000	(15)	—	51.90		7/30/14	—	—	—	—
	10,000		15,000	(16)	—	48.14		5/3/15	—	—	—	—
	—		100,000	(17)	—	49.55		12/9/16	—	—	—	—
Former Officers
Mark King	68,000	(18)	—		—	25.8502		9/28/07	—	—	—	—
	100,000	(18)	—		—	25.8502		9/28/07	—	—	—	—
	100,000	(18)	—		—	25.8502		9/28/07	—	—	—	—
	200,000	(18)	—		—	34.67		9/28/07	—	—	—	—
	160,000	(18)	40,000	(18)	—	37.57		9/28/07	—	—	—	—
	60,000		20,000		—	44.10		6/30/08	—	—	—	—
	30,000		15,000		—	51.90		6/30/08	—	—	—	—
	120,000		—		—	50.25		6/30/08	—	—	—	—
Warren Edwards	30,000	(18)	—		—	23.47		9/28/07	—	—	—	—
	100,000	(18)	—		—	34.67		9/28/07	—	—	—	—
	40,000	(18)	10,000	(18)	—	37.57		9/28/07	—	—	—	—
	45,000		15,000		—	44.10		6/30/08	—	—	—	—
	20,000		10,000		—	51.90		6/30/08	—	—	—	—
	60,000		—		—	50.25		6/30/08	—	—	—	—

(1)	This option was granted on July 23, 2002. This option became fully exercisable on July 23, 2007.

(2)	This option was granted on July 23, 2002. This option became fully exercisable on July 23, 2007.

(3)	This option was granted on August 11, 2003. 20,000 shares became exercisable on August 11, 2007. Assuming continued employment with the Company, the remaining 20,000 shares will become exercisable on August 11, 2008.

(4)	This option was granted on July 30, 2004. 20,000 shares became exercisable on July 30, 2007. Assuming continued employment with the Company, 20,000 shares will become exercisable on July 30 of each of 2008 and 2009.

(5)	This option was granted on March 18, 2005. 40,000 shares became exercisable on March 18, 2008. Assuming continued employment with the Company, 40,000 shares will become exercisable on March 18 of each of 2009 and 2010.

(6)	This option was granted on December 9, 2006. 28,000 shares became exercisable on December 9, 2007. Assuming continued employment with the Company, 28,000 shares will become exercisable on December 9 of each of 2008, 2009, 2010 and 2011.

(7)	This option was granted on July 23, 2002. This option became fully exercisable on July 23, 2007.

(8)	This option was granted on August 11, 2003. 10,000 shares became exercisable on August 11, 2007. Assuming continued employment with the Company, the remaining 10,000 shares will become exercisable on August 11, 2008.

(9)	This option was granted on July 30, 2004. 5,000 shares became exercisable on July 30, 2007. Assuming continued employment with the Company, 5,000 shares will become exercisable on July 30 of each of 2008 and 2009.

(10)	This option was granted on March 18, 2005. 20,000 shares became exercisable on March 18, 2008. Assuming continued employment with the Company, 20,000 shares will become exercisable on March 18 of each of 2009 and 2010.

(11)	This option was granted on December 9, 2006. 15,000 shares became exercisable on December 9, 2007. Assuming continued employment with the Company, 15,000 shares will become exercisable on December 9 of each of 2008, 2009, 2010 and 2011.

(12)	This option was granted on June 13, 2005. Assuming continued employment with the Company, 20,000 shares will become exercisable on June 13 of each of 2008, 2009 and 2010.

(13)	This option was granted on December 9, 2006. 20,000 shares became exercisable on December 9, 2007. Assuming continued employment with the Company, 20,000 shares will become exercisable on December 9 of each of 2008, 2009, 2010 and 2011.

(14)	This option was granted on July 21, 2003. 2,000 shares became exercisable on July 21, 2007. Assuming continued employment with the Company, the remaining 2,000 shares will become exercisable on July 21, 2008.

(15)	This option was granted on July 30, 2004. 6,000 shares became exercisable on July 30, 2007. Assuming continued employment with the Company, 2,000 shares will become exercisable on July 30 of each of 2008 and 2009.

(16)	This option was granted on May 3, 2005. Assuming continued employment with the Company, 5,000 shares will become exercisable on May 3 of each of 2008, 2009 and 2010.

(17)	This option was granted on December 9, 2006. 20,000 shares became exercisable on December 9, 2007. Assuming continued employment with the Company, 20,000 shares will become exercisable on December 9 of each of 2008, 2009, 2010 and 2011.

(18)	These shares were exercised subsequent to June 30, 2007.

(19)	This is the adjusted exercise price reflecting the increase in exercise price of shares of such options that vest after December 31, 2004, to the “revised” measurement date.

Equity Awards to fund Deason’s Supplemental Executive Retirement Agreement

As discussed under the caption “Mr. Deason’s Supplemental Executive Retirement Agreement”, option grants have been made to Mr. Deason to fund his Supplemental Executive Retirement Agreement, with the vesting and exercise dates matching the funding dates under the Supplemental Executive Retirement Agreement. For additional information regarding the expiration of Mr. Deason’s option grant that will expire in October 2008, please see the caption “Mr. Deason’s Supplemental Executive Retirement Agreement.” The following table shows all outstanding equity awards made for that purpose:

Outstanding Equity Awards at Fiscal 2007 Year-End

	Option Awards						Stock Awards
Equity
			Equity						Equity	Incentive Plan
			Incentive					Market	Incentive Plan	Awards:
			Plan					Value of	Awards:	Market or
			Awards:					Shares or	Number of	Payout Value
	Number of	Number of	Number of				Number of	Units of	Unearned	of Unearned
	Securities	Securities	Securities				Shares or	Stock	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying				Units of	That	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option		Stock That	Have Not	Rights That	Rights that
	Options (#)	Options (#)	Unearned	Exercise	Expiration		Have Not	Vested	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date		Vested (#)	($)	Vested (#)	Vested ($)

Darwin Deason	150,000	—	—	11.53125	10/8/08	(1)(2)	—	—	—	—
	—	300,000	—	44.10	8/11/13	(3)	—	—	—	—

(1)	For additional information regarding the expiration of this option, please see the caption “Mr. Deason’s Supplemental Executive Retirement Agreement.”

(2)	This option was fully vested and exercisable as of June 30, 2007.

(3)	This option shall fully vest in connection with the termination of Mr. Deason’s employment with the Company under the following circumstances: early or normal retirement, change of control of the Company, disability, death, or other reasons for a resignation by Mr. Deason.

Option Exercises and Stock Vested

No stock options were exercised by any of the named executive officers during fiscal year 2007. The Company has not issued any restricted stock awards to its named executive officers during fiscal year 2007.

Pension Benefits

The table below shows benefits payable to Mr. Deason under his Supplemental Executive Retirement Agreement as of June 30, 2007. ACS’s other executive officers received no benefits in fiscal year 2007 from the Company under any defined benefit pension plans.

		Number of	Present Value of
		Years Credited	Accumulated	Payments During
		Service	Benefit	Last Fiscal Year
Name	Plan Name	(#)	($)	($)

Darwin Deason	Supplemental Executive Retirement Agreement	7 (1)	9,120,988	0

(1)	Service credits were achieved beginning on the effective date of the Supplemental Executive Retirement Agreement on December 1, 1998 through May 2005 at which point Mr. Deason’s supplemental retirement benefit was capped at 56% of his final average compensation pursuant to the terms of the Supplemental Executive Retirement Agreement. Additional service since May 2005 will not increase Mr. Deason’s benefit other than with respect to the calculation of his final average compensation under the Supplemental Executive Retirement Agreement.

Nonqualified Deferred Compensation

Certain of our named executive officers participate in a non-qualified deferred compensation plan, the ACS Supplemental Savings Plan. Under our ACS Supplemental Savings Plan, HCEs of ACS, including our named executive officers, are permitted to defer receipt of up to 85% of their base salary, bonus and/or commissions. We match 25% of the first 1% of eligible compensation per year that an employee contributes if they have reached the 5% cap under the ACS Savings Plan.

The following table shows certain information for the named executive officers under the ACS Supplemental Savings Plan.

Nonqualified Deferred Compensation
For Fiscal 2007

				Aggregate
		Registrant		Withdrawals/	Aggregate
	Executive	Contributions	Aggregate	Distributions	Balance at
	Contributions in	in Fiscal Year	Earnings in	In Fiscal Year	June 30,
	Fiscal Year 2007	2007	Fiscal Year 2007	2007	2007
Name	($)	($)	($)	($)	($)

Darwin Deason	—	—	—	—	—
Lynn Blodgett	—	—	—	—	—
John Rexford	25,002	1,128(1)	10,604	—	77,494
Tom Burlin	—	—	—	—	—
Ann Vezina	4,250	1,026(2)	4,537	—	29,680
Former Officers
Mark King	—	—	6,314	—	92,836
Warren Edwards	—	—	—	—	—

(1)	Amount of Mr. Rexford’s contribution consists of deferred salary earned in fiscal year 2007. This amount is included in the Salary column of the Summary Compensation Table.

(2)	Amount of Ms. Vezina’s contribution consists of deferred salary earned in fiscal year 2007. This amount is included in the Salary column of the Summary Compensation Table.

Post Termination Benefits

Change of Control Agreements

In fiscal year 2007, Lynn Blodgett, Tom Burlin, John Rexford and Ann Vezina had written change of control agreements for benefits that were due to them upon a change of control. Mr. Blodgett’s change of control agreement has subsequently been replaced by his employment agreement, dated December 14, 2007. As a result, Mr. Blodgett’s benefits under his change of control agreement ceased to apply upon the adoption of his employment agreement. However, we have included a description of the change of control agreement since it was in place during fiscal year 2007.

As defined in each of the change of control agreements, a change of control occurs if: (i) we undergo a consolidation or merger in which we are not the surviving company or in which our common stock is converted into cash, securities or other property such that holders of our common stock do not have the same proportionate ownership of the surviving company’s common stock as they held of our common stock prior to the merger or consolidation; (ii) we sell, lease or transfer all or substantially all of our assets to a company in which we own less than 80% of the outstanding voting securities; (iii) we adopt or implement a plan or proposal for our liquidation (iv) a person or entity (other than one or more trusts established by us for the benefit of our employees or a person or entity that holds 15% or more of our outstanding common stock on the date the particular change of control agreement was entered into) becomes the beneficial owner of 15% or more of our outstanding common stock, or (v) during any period of 24 consecutive months there is a turnover of a majority of the Board of Directors. Excluded from the determination of the turnover of directors are: (i) those directors who are replaced by new directors who are approved by a vote of at least a majority of the directors (continuing director) who have been a member of the Board of Directors before the date specified in each respective change of control agreement, (ii) a member of the Board of Directors who succeeds an otherwise continuing director and who was elected, or nominated for election by our stockholders, by a majority of the continuing directors then still in office, and (iii) any director elected, or nominated for election by our stockholders to fill any vacancy or newly created directorship by a majority of the continuing directors still in office. Each named executive officer listed above is entitled to receive the severance benefit described below upon consummation of any change of control event.

The change of control agreements provide for cash benefits payable to the executive as well as certain non-cash benefits that the Company will be responsible for providing.

Each of Mr. Blodgett’s, Mr. Burlin’s, and Ms. Vezina’s change of control benefits include a lump sum payment, equal to (a) three times the sum of (i) the executive’s per annum base salary, plus (ii) the executive’s bonus for the preceding fiscal year (or if employed for less than one year, the bonus the executive officer would have received if employed for all of the preceding fiscal year), plus (b) the executive’s target bonus for the then-current fiscal year, pro rated to reflect the number of days the executive was employed by us in that fiscal year.

Mr. Rexford’s change of control benefits during the fiscal year ended June 30, 2007, include a lump sum payment, equal to (a) three times the sum of (i) the executive’s per annum base salary, plus (ii) the executive’s average commission payment, plus (b) $750,000, pro rated to reflect the number of days the executive was employed by us from December 1, 2006 to June 30, 2007.

Mr. Rexford’s change of control benefits during the fiscal year ending June 30, 2008, include a lump sum payment, equal to (a) three times the sum of (i) the executive’s per annum base salary, plus (ii) the sum of (y) the amount paid to the executive under his commission arrangement with the Company from December 1, 2006 through June 30, 2007, plus (z) the bonus the executive earned under the Company’s Special Executive FY07 Bonus Plan; provided that such amount shall not exceed $750,000, plus (b) the executive’s target bonus for the then-current fiscal year, pro rated to reflect the number of days the executive was employed by us in that fiscal year.

Mr. Rexford’s change of control benefits after the fiscal year ending June 30, 2008, include a lump sum payment, equal to (a) three times the sum of (i) the executive’s per annum base salary, plus (ii) the executive’s bonus for the preceding fiscal year, plus (b) the executive’s target bonus for the then-current fiscal year, pro rated to reflect the number of days the executive was employed by us in that fiscal year.

Under the change of control agreements, we will also pay accrued but unpaid compensation and deferred compensation. In addition, the change of control agreements provide that we will (A) for up to three years following the executive’s termination of employment, continue to (i) provide insurance (medical, dental, life insurance, disability and accidental death and dismemberment) benefits to the executive until the executive secures employment that provides replacement insurance and (ii) provide insurance benefits to the executive to the extent any new insurance the executive receives from a subsequent employer does not cover a pre-existing condition, (B) provide outplacement counseling assistance for one year. Also, when determining any executive’s eligibility for post-retirement benefits under any welfare benefit plan, the executive will be credited with three years of participation and age credit, and (C) maintain director’s and officer’s liability insurance on behalf of the executive, at the level in effect immediately prior to the change of control, for the five (5) year period following the change of control.

Each of these executives is also entitled to receive additional payments to compensate for the effect of excise taxes imposed under Section 4999 of the Code and any interest or penalties associated with these excise taxes upon payments made by us for the benefit of the executive. Any excise tax gross up that may be owed by the Company to reimburse the executives for their actual excise tax liability would be determined based on the total change of control compensation, including, if applicable, the accelerated vesting of equity options held by the executives, and the amount of such options held at the change of control date, the exercise prices and vesting dates of each grant outstanding. Other significant variable factors which would effect the calculation of excise tax gross up would be the actual change of control date, stock price paid upon the change of control, the determination of the future federal, state and local income tax rates applicable for the affected executives, and the actual terms and structure of the change of control transaction, such as valuation methodology for stock options, whether equity stock and or options held by the executives may be cashed out, substituted for equity of the acquirer, substituted for options of the acquirer, or some combination of these. Due to the wide variety of assumptions that may be made for each of these factors and the uncertainty of whether executives would actually incur an excise tax, the estimate of any excise tax gross up that may be due for accelerated vesting of equity options has not been included in the table below. If an excise tax was incurred by an executive, the excise tax gross up cash payment payable by the Company to the executive is determined by the following formula:

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

Each of the change of control agreements may be terminated by us with one year advance written notice to the respective named executive officer; however, if a change of control is consummated prior to termination by us, these agreements will remain in effect for the time necessary to give effect to the terms of the agreements.

Mr. Blodgett’s Employment Agreement

As more fully described below, if we terminate Mr. Blodgett’s employment without cause or if Mr. Blodgett terminates his employment agreement for good reason (as defined below), the Company will be required to pay Mr. Blodgett a severance payment.

Under his employment agreement, if we terminate Mr. Blodgett’s employment without cause (as defined below), the Company will be required to pay Mr. Blodgett all of his accrued and unpaid base salary. In addition, the Company will pay Mr. Blodgett a lump sum severance payment equal to three times the sum of (i) his annual base salary, plus (ii) an amount equal to his discretionary bonus for the immediately preceding fiscal year. Further, any unvested stock options or other equity-based awards granted to executive under the 1997 Stock Plan or any omnibus stock incentive or award plans adopted by the Company that are outstanding as of the date of such termination shall become fully vested and non-forfeitable.

As used in Mr. Blodgett’s employment agreement, cause shall mean: (A) the willful and continued failure of executive to perform substantially executive’s duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to executive by the Board which specifically identifies the manner in which the Board believes that executive has not substantially performed executive’s duties, or (B) the willful engaging by executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

In the event Mr. Blodgett terminates his employment agreement for good reason (as defined below), he will be entitled to his accrued compensation and the same lump sum severance payment described above. The following events shall constitute good reason under Mr. Blodgett’s employment agreement: (i) a change of control that results in the substantial diminution of the executive’s duties and responsibilities or a material reduction of compensation or benefits; (ii) executive’s removal from his position as Chief Executive Officer other than as a termination without cause, termination for cause, termination by executive without good reason, termination for disability; or termination for death; or (iii) the Company’s failure to make a payment to executive required under the employment agreement, if the breach is not cured within 20 days of the executive sending written notice to the Company.

A change of control will occur if: (i) we undergo a consolidation or merger in which we are not the surviving company or in which our common stock is converted into cash, securities or other property such that holders of our common stock do not have the same proportionate ownership of the surviving company’s common stock as they held of our common stock prior to the merger or consolidation; (ii) we sell, lease or transfer all or substantially all of our assets to a company in which we own less than 80% of the outstanding voting securities; (iii) we adopt or implement a plan or proposal for our liquidation; (iv) a person or entity (other than one or more trusts established by us for the benefit of our employees) becomes the beneficial owner of 20% or more of our outstanding common stock; or (v) during any period of 24 consecutive months there is a turnover of a majority of the Board. Excluded from the determination of the turnover of directors are: (i) those directors who are replaced by new directors who are approved by a vote of at least a majority of the directors (continuing director) who have been a member of our Board of Directors since January 1, 2004, (ii) a member of the Board who succeeds an otherwise continuing director and who was elected, or nominated for election by our stockholders, by a majority of the continuing directors then still in office, and (iii) any director elected, or nominated for election by our stockholders to fill any vacancy or newly created directorship by a majority of the continuing directors still in office.

If Mr. Blodgett is terminated without cause, terminates his employment for good reason or is terminated because of a disability, the Company will also be required to pay the cost of his continuation coverage under COBRA until the earlier of 12 months from the date of his termination or the date that he becomes employed by another employer.

In order to receive the severance payment described above, Mr. Blodgett will be required to execute a separation agreement and general release of claims that is acceptable to the Company.

Under his employment agreement, Mr. Blodgett is entitled to receive the same excise tax gross-up benefit as in the change of control agreements described under the caption “Change of Control Agreements.”

Mr. Deason’s Employment Agreement

Mr. Deason’s employment agreement provides for benefits for Mr. Deason upon a change of control.

Under the employment agreement, Mr. Deason will be entitled to a payment if: (i) we undergo a consolidation or merger in which we are not the surviving company or in which our common stock is converted into cash, securities or other property such that holders of our common stock do not have the same proportionate ownership of the surviving company’s common stock as they held of our common stock prior to the merger or consolidation; (ii) we sell, lease or transfer all or substantially all of our assets to a company in which we own less than 80% of the outstanding voting securities; (iii) we adopt or implement a plan or proposal for our liquidation;

(iv) if a person or entity (other than one or more trusts established by us for the benefit of our employees) becomes the beneficial owner of 20% or more of our outstanding common stock; or (v) if during any period of 24 consecutive months there is a turnover of a majority of the Board of Directors. Excluded from the determination of the turnover of directors are: (i) those directors who are replaced by new directors who are approved by a vote of at least a majority of the directors (continuing director) who have been a member of our Board of Directors since February 1, 1999, (ii) a member of the Board of Directors who succeeds an otherwise continuing director and who was elected, or nominated for election by our stockholders, by a majority of the continuing directors then still in office, (iii) any director elected, or nominated for election by our stockholders to fill any vacancy or newly created directorship by a majority of the continuing directors still in office, and (iv) a member of the Board of Directors who succeeds an otherwise continuing director and who was selected and appointed by Mr. Deason to fill the unexpired term of a director who, because such person is no longer an officer of the Company, is no longer on the Board of Directors.

The benefit to be received by Mr. Deason upon a change of control event includes a lump sum payment, equal to (a) the number of years (including partial years) remaining under his employment agreement times the sum of (i) his per annum base salary at the time of the change of control, plus (ii) the greater of (x) his bonus for the immediately preceding fiscal year or (y) the average of his bonus for the immediately preceding two fiscal years, plus (b) his target bonus for the then-current fiscal year, pro rated to reflect the number of days the executive was employed by us in that fiscal year. Among other things, the employment agreement also provides that we will, (A) for up to three years following Mr. Deason’s termination of employment, continue to (i) provide insurance (medical, dental, life insurance, disability and accidental death and dismemberment) benefits to the executive at the highest level of coverage provided to Mr. Deason prior to the change of control until the executive secures employment that provides replacement insurance and (ii) provide insurance benefits to the executive to the extent any new insurance the executive receives from a subsequent employer does not cover a pre-existing condition, and (B) provide outplacement counseling assistance and (C) maintain director’s and officer’s liability insurance on behalf of the executive, at the level in effect immediately prior to the change of control, for the three (3) year period following the change of control, and throughout the period of any applicable statute of limitations. Under the employment agreement, we will also pay accrued but unpaid compensation and deferred compensation upon termination of employment. Also, when determining Mr. Deason’s eligibility for post-retirement benefits under any welfare benefit plan, he will be credited with three years of participation and age credit. Mr. Deason will also become vested in the benefits provided under any Company retirement or successor plan (in addition to any benefits under Mr. Deason’s Supplemental Executive Retirement Agreement).

Under his employment agreement, Mr. Deason is entitled to receive the same excise tax gross-up benefit as in the change of control agreements described under the caption “Change of Control Agreements.”

Change of Control Payments

Change of Control Benefits Payable at June 30, 2007

The table below includes only estimated amounts of cash compensation and the estimated value of non cash benefits per the terms of the employment and change of control agreements, as well as the Supplemental Executive Retirement Agreement for Mr. Deason, and estimated tax gross up for excise taxes on such amounts, assuming a change of control occurred on June 30, 2007. It does not include any value of any equity stock or options that the executive may dispose of in a change of control transaction, or any tax gross up in relation thereto. These amounts reported in this table are materially different than the amounts previously disclosed in the Severance Payments table included in the First Amendment, which reported severance amounts as of September 30, 2007. The material change in amounts payable is primarily due to the change in base amount used to compute the cash payment related to bonus. The Company did not meet its criteria for payment of performance based bonuses in fiscal year ended June 30, 2006, but it achieved 80% of its target and paid performance based bonuses in June 30, 2007. See the estimated amounts that would be payable if a change in control occurred on September 30, 2007 under the caption “Change of Control Benefits Payable at September 30, 2007.”

				Cash
	Cash Payment			Payment
	(before Tax Gross		Value of Non	for Tax	Total
Executive Officer	Up) ($)(a)		Cash Benefits(b)	Gross Up ($)	($)

Darwin Deason	20,575,949	(c)	546,927	8,734,842	29,857,718
Lynn Blodgett	3,493,142		580,401	—	4,073,543
Tom Burlin	2,119,231		572,487	1,250,643	3,942,361
John Rexford	2,348,574		546,897	—	2,895,471
Ann Vezina	2,232,952		547,062	1,370,306	4,150,320

Total	30,769,848		2,793,774	11,355,791	44,919,413

(a)	The cash payment is principally composed of the base salary and bonus component, but also includes the cash payment for accrued but unpaid compensation, 401(k) deferred compensation and supplemental deferred compensation.

(b)	The non-cash benefits include an estimate for director’s and officer’s liability insurance, continued insurance benefits and outplacement counseling.

(c)	Includes Supplemental Executive Retirement Agreement amount of $12,959,686 payable if a change of control occurred on June 30, 2007.

Change of Control Benefits Payable at September 30, 2007

Because the calculations of the change of control benefits payable as of June 30, 2007 are based on performance bonuses paid in fiscal year 2006, a fiscal year in which the Company did not meet its criteria for payment of performance based bonuses, we have included the table below showing the change of control benefits payable as of September 30, 2007, which are based on performance bonuses paid in fiscal year 2007, a fiscal year in which the Company achieved 80% of its target.

The table below includes only estimated amounts of cash compensation and the estimated value of non cash benefits per the terms of the employment and change of control agreements, as well as the Supplemental Executive Retirement Agreement for Mr. Deason, and estimated tax gross up for excise taxes on such amounts, assuming a change of control occurred on September 30, 2007. It does not include any value of any equity stock or options that the executive may dispose of in a change of control transaction, or any tax gross up in relation thereto.

				Cash
	Cash Payment			Payment
	(before Tax Gross		Value of Non	for Tax	Total
Executive Officer	Up) ($)(a)		Cash Benefits(b)	Gross Up ($)	($)

Darwin Deason	23,621,667	(c)	546,840	10,133,524	34,302,031
Lynn Blodgett	6,259,673		484,095	—	6,743,768
Tom Burlin	3,500,962		505,839	2,005,353	6,012,154
John Rexford	3,725,075		469,908	—	4,194,983
Ann Vezina	3,621,012		436,923	2,094,341	6,152,276

Total	40,728,389		2,443,605	14,233,218	57,405,212

(a)	The cash payment is principally composed of the base salary and bonus component, but also includes the cash payment for accrued but unpaid compensation, 401(k) deferred compensation and supplemental deferred compensation.

(b)	The non-cash benefits include an estimate for director’s and officer’s liability insurance, continued insurance benefits and outplacement counseling.

(c)	Includes Supplemental Executive Retirement Agreement amount of $13,015,543 payable if a change of control occurred on September 30, 2007.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2007, the Compensation Committee was comprised solely of independent directors: Joseph P. O’Neill, J. Livingston Kosberg and Robert B. Holland, III (Mr. Holland was appointed to the Committee in January 2007). On November 21, 2007, Messrs. O’Neill, Kosberg and Holland resigned from the Board of Directors. On November 25, 2007 the Board of Directors appointed Messrs. Miller (Chairman), Krauss and Varasano to the Compensation Committee. On March 19, 2008, the Compensation Committee was reconstituted to consist of Messrs. Miller (Chairman), Sullivan and Varasano. No member of our Compensation Committee during the fiscal year 2007, or currently, was an employee or officer or former employee or officer of the Company or any of its subsidiaries or had any interest in a transaction or relationship requiring disclosure under Item 404 of Regulation S-K during fiscal year 2007. None of our executive officers served on the Board of Directors or on the compensation committee of any other entity, for which any executive officers of such other entity served either on our Board of Directors or on our Compensation Committee. For information on insider participation, see the section entitled “Certain Relationships and Related Transactions” in Item 13 of Part III of the First Amendment.

Director Compensation
For Fiscal 2007

The following table shows compensation information for our non-employee directors for fiscal year 2007.

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
	Fees Earned	Stock	Option	Incentive Plan	Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)(1)	($)	($)(2)	($)	Earnings ($)	($)	Total ($)

Frank A. Rossi	217,000	—	114,058	—	—	—	331,058
Joseph P. O’Neill	113,500	—	123,010	—	—	—	236,510
J. Livingston Kosberg	201,000	—	105,009	—	—	—	306,009
Dennis McCuistion	107,000	—	105,009	—	—	—	212,009
Robert B. Holland, III	163,500	—	44,935	—	—	—	208,435

(1)	This column reports the amount of cash compensation paid in fiscal year 2007 for Board and Committee service. This column includes fees paid to our non-employee directors for attending Board and Committee meetings (in person or telephonically), service as lead independent director, service as chair of one of the Committees of the Board, annual retainer, participation in the Special Committee overseeing the internal investigation of our stock option grant practices and participation in the Special Committee evaluating the Company’s strategic alternatives. The following table shows fees paid to each director as they relate to such categories:

							Fees related to	Fees related to
							Special	Special
	Board	Committee	Lead		Committee	Annual	Committee	Committee-
	Meeting Fees	Meeting	Independent		Chairmanship	Retainer	Stock Option	Strategic
Director	($)	Fees($)	Director Fees($)		Fees ($)	Fees($)	Investigation ($)	Alternatives ($)		Total ($)

Frank A. Rossi	22,000	15,000	—		15,000	45,000	20,000	100,000	(b)	217,000
Joseph P. O’Neill	22,000	9,000	17,500(a	)	—	45,000	20,000	—		113,500
J. Livingston Kosberg	22,000	9,000	—		5,000	45,000	20,000	100,000	(b)	201,000
Dennis McCuistion	22,000	15,000	—		5,000	45,000	20,000	—		107,000
Robert B. Holland, III	9,000	7,000	—		—	22,500	—	125,000	(b)	163,500

(a)	Effective July 1, 2007, the lead independent director fee was increased to $25,000 for fiscal year 2008. The Company inadvertently made a payment to Mr. O’Neill in May 2007 for services based on the fiscal year 2008 lead independent director fee rate, resulting in an additional $2,500 paid to Mr. O’Neill. This $2,500 additional compensation amount was adjusted during fiscal year 2008, through a deduction from amounts payable to Mr. O’Neill in fiscal year 2008.

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

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options previously granted to the directors. The fair value was estimated using the Black-Sholes option-pricing model in accordance with SFAS 123(R). On November 21, 2007, Messrs. Rossi, O’Neill, Kosberg, McCuistion and Holland resigned from the Board of Directors, and any unvested options held by them as of that date were terminated. As of March 28, 2008, these former directors had the following outstanding option awards: Mr. Rossi (22,000), Mr. O’Neill (82,000), Mr. Kosberg (22,000), Mr. McCuistion (22,000) and Mr. Holland (None).

The following directors had the following outstanding option awards at the end of fiscal year 2007 (June 30, 2007):

		Original Option	Original Number of		Original Grant Date
Director	Option Number	Grant Date	Shares Granted		Fair Value($)

Frank A. Rossi	1757	8/11/03	20,000	(a)	309,068
	1897	7/30/04	5,000	(a)	89,443
	2861	9/13/05	7,500	(a)	96,446
Joseph P. O’Neill	852	7/3/01	60,000	(b)	855,998
	1754	8/11/03	20,000	(a)	309,068
	1896	7/30/04	5,000	(a)	89,443
	2854	9/13/05	7,500	(a)	96,446
J. Livingston Kosberg	1767	10/28/03	20,000	(c)	334,753
	1894	7/30/04	5,000	(c)	89,443
	2844	9/13/05	7,500	(a)	96,446
Dennis McCuistion	1766	10/28/03	20,000	(c)	334,753
	1895	7/30/04	5,000	(c)	89,443
	2851	9/13/05	7,500	(a)	96,446
Robert B. Holland, III	3473	1/24/07	40,000	(c)	521,498

(a)	These options when granted were subject to vesting and become exercisable as follows: on each anniversary date of the grant, commencing with the first such anniversary date and continuing on each such anniversary thereafter through and including the fifth anniversary of the date of the grant, 20% of such options shall vest and become exercisable. Any unvested options held on November 21, 2007 were terminated.

(b)	This option was fully vested and exercisable as of June 30, 2007.

(c)	These options when granted were subject to vesting and become exercisable as follows: on the third anniversary date of the grant, 60% of such options will vest and become exercisable; and on each of the fourth and fifth anniversary dates of the grant, 20% of such options will vest and become exercisable. Any unvested options held on November 21, 2007 were terminated.

Directors who are employees of ACS receive no compensation for their services as a director. Our compensation program for non-employee directors is designed to attract and retain qualified directors by offering compensation that is competitive with other companies and recognizes the time, expertise and accountability required by Board service. The Board of Directors must approve any changes to the director compensation program.

In fiscal year 2007, our non-management directors were eligible to receive the following compensation for their services:

Fiscal Year 2007

• Independent Director Annual Retainer	$45,000
• Lead Independent Director Annual Retainer	$15,000	(a)
• Audit Committee Chair Annual Retainer	$15,000
• Nominating and Corporate Governance Committee Chair Annual Retainer	$5,000
• Compensation Committee Chair Annual Retainer	$5,000
• Board Meeting (in person)	$2,000
• Board Meeting (telephonic)	$1,000
• Audit Committee Meeting (in person)	$2,000
• Audit Committee Meeting (telephonic)	$1,000
• Annual Stock Option Grant	7,500 shares
• Initial Stock Option Grant	40,000 shares(b	)

(a)	Effective July 1, 2007, the lead independent director fee was increased to $25,000 for fiscal year 2008.

(b)	Effective December 7, 2007 the initial stock option grant to newly appointed directors was increased to 50,000 shares of our Class A Common stock.

Pursuant to our Executive Benefit Plan, as amended, directors are also eligible for reimbursement up to $1,000 annually for any physical examination for the director performed by a designated physician or other licensed physician of their choice.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents have been filed as part of this report.

1. None.

2. None.

3. Exhibits:

31.1 — Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated April 11, 2008.

31.2 — Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated April 11, 2008.

32.1 — Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated April 11, 2008. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed”.

32.2 — Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated April 11, 2008. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed”.

(c) Not applicable.

(d) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized representative.

Affiliated Computer Services, Inc.
Date: April 11, 2008

By:	/s/ Kevin Kyser
Kevin Kyser
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of April 2008.

Signature	Title

/s/ Darwin Deason (Darwin Deason)	Director, Chairman of the Board

/s/ Lynn R. Blodgett (Lynn R. Blodgett)	Director, President and Chief Executive Officer

/s/ Kevin Kyser (Kevin Kyser)	Executive Vice President and Chief Financial Officer

/s/ Laura Rossi (Laura Rossi)	Senior Vice President and Chief Accounting Officer

(Robert Druskin)	Director

/s/ Kurt R. Krauss (Kurt R. Krauss)	Director

(Ted B. Miller Jr.)	Director

/s/ Paul E. Sullivan (Paul E. Sullivan)	Director

/s/ Frank Varasano (Frank Varasano)	Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

2.1	Stock Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Corporation and Affiliated Computer Services, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).
2.2	Asset Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Service, Inc. and Affiliated Computer Services, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).
2.3	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).
2.4	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).
2.5	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).
3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).
3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).
3.3	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on March 19, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed March 21, 2008 and incorporated by reference herein).
4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).
4.2	Amended and Restated Rights Agreement, dated April 2, 1999, between Affiliated Computer Services, Inc. and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).
4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between Affiliated Computer Services, Inc. and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed February 6, 2002 and incorporated herein by reference).
4.4	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.3)).
4.5	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.6	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.7	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.8	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.9	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).
4.10	Certificate of Elimination of the Series A Cumulative Redeemable Preferred Stock of Affiliated Computer Services, Inc. dated August 20, 2001 (filed as Exhibit 4.3 to our Registration Statement on Form S-8, filed June 13, 2007 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

9.1		Voting Agreement, as amended December 7, 2007, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 99.1 to our current report on Form 8-K, filed December 10, 2007 and incorporated herein by reference).
10	.1†	Amended Stock Option Plan of Affiliated Computer Services, Inc. (filed as Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-1, filed July 15, 1994, File No. 33-79394 and incorporated herein by reference).
10	.2†	1997 Stock Incentive Plan of Affiliated Computer Services, Inc. (filed as Appendix D to our Joint Proxy Statement on Schedule 14A, filed November 14, 1997 and incorporated herein by reference).
10	.3†	Amendment No. 1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004 (filed as Exhibit 4.6 to our Registration Statement on Form S-8, filed December 6, 2005 and incorporated herein by reference).
10	.4†	2007 Equity Incentive Plan of Affiliated Computer Services, Inc. (filed as Appendix C to our Proxy Statement on Schedule 14A, filed April 30, 2007 and incorporated herein by reference).
10	.5†	Form of Directors Indemnification Agreement (filed as Exhibit 10.20 to Amendment No. 3 to our Registration Statement on Form S-1, filed August 23, 1994, File No. 33-79394 and incorporated herein by reference).
10	.6†	Form of Severance Agreement, each dated as of March 1, 2004 except as otherwise noted, by and between Affiliated Computer Services, Inc. and each of Mark A. King, Warren D. Edwards, Lynn Blodgett, Harvey Braswell (September 14, 2004), John Brophy, William L. Deckelman, Jr. and Ann Vezina (May 25, 2006) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 17, 2004 and incorporated herein by reference).
10	.7†	Form of Amendment No. 1 to Severance Agreement, each dated as of February 2, 2005, by and between Affiliated Computer Services, Inc. and each of Mark A. King, Warren D. Edwards, Lynn Blodgett, Harvey Braswell, John Brophy and William L. Deckelman, Jr. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 8, 2005 and incorporated herein by reference).
10	.8†	Severance Agreement, dated as of February 2, 2005, by and between Affiliated Computer Services, Inc. and John Rexford (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed February 8, 2005 and incorporated herein by reference).
10	.9†	Amendment No. 2 to Severance Agreement, dated as of April 30, 2007, by and between Affiliated Computer Services, Inc. and John H. Rexford (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed May 2, 2007 and incorporated herein by reference).
10	.10†	Severance Agreement, dated as of June 13, 2005, by and between Affiliated Computer Services, Inc. and Tom Burlin (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 16, 2005 and incorporated herein by reference).
10	.11†	Supplemental Executive Retirement Agreement, dated as of December 15, 1998, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed September 29, 1999 and incorporated herein by reference).
10	.12†	Amendment to Supplemental Executive Retirement Agreement, dated as of November 13, 2003, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).
10	.13†	Amendment No. 2 to Supplemental Executive Retirement Agreement, dated as of June 30, 2005, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2005 and incorporated herein by reference).
10	.14†	Employment Agreement, as amended December 7, 2007, between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 99.1 to our current report on Form 8-K, filed December 10, 2007 and incorporated herein by reference).
10	.15†	Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2004 and incorporated herein by reference).
10.16		Five Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 27, 2004, by and among Affiliated Computer Services, Inc., other Borrowers from time to time party thereto, the Lender Parties from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and others (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 29, 2004 and incorporated herein by reference).
10.17		Guaranty, dated as of October 27, 2004, by Affiliated Computer Services, Inc. for the benefit of JPMorgan Chase Bank, as Administrative Agent for the benefit of the Lender Parties (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed October 29, 2004 and incorporated herein by reference).
10	.18†	Affiliated Computer Services, Inc. Executive Benefit Plan, effective as of January 1, 2002, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10	.19†	Summary of Independent Director Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed August 29, 2005 and incorporated herein by reference).
10	.20†	Form of Stock Option Agreement (filed as Exhibit 10.17 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).
10	.21†	Form of Stock Option Agreement (UK grant) (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).
10	.22†	Named Executive Officer Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed September 14, 2005 and incorporated herein by reference).
10	.23†	Named Executive Officer Compensation (filed as Item 1.01 of our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).
10	.24†	Agreement, dated as of September 30, 2005, between Affiliated Computer Services, Inc. and Jeffrey A. Rich (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).
10.25		Credit Agreement, dated March 20, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and various other agents, lenders and issuers (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10.26		Amendment No. 1 to Credit Agreement dated as of March 30, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.24 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).
10.27		Amendment No. 2 to Credit Agreement dated as of July 6, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).
10.28		Amendment No. 3, Consent and Waiver to and under Credit Agreement, dated September 21, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September 28, 2006 and incorporated herein by reference).
10.29		Amendment No. 4, Consent and Waiver to and under Credit Agreement, dated December 18, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 22, 2006 and incorporated herein by reference).
10.30		Pledge and Security Agreement, dated March 20, 2006, by and among Affiliated Computer Services and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10.31		Deed of Assignment, dated March 20, 2006, by and among the companies listed on Schedule thereto, as Assignors, and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10.32		Assignment of Receivables, dated March 20, 2006, by and among the entities listed in Schedule 1 thereto, as Assignors, and Citicorp USA, Inc. as Security Agent (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10.33		Agreement and Deed of the Creation of a First Ranking Right of Pledge of Shares in Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.5 on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10.34		Agreement and Deed of the Creation of a First Ranking Right of Pledge of Receivables of Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).
10	.35†	Form of Stock Option Agreement (Switzerland, Canton of Fribourg) (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed May 15, 2006 and incorporated herein by reference).
10	.36†	Form of Stock Option Agreement (Switzerland, Cantons of Aargau, Basel-Landschaft, Bern & Zurich) (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed May 15, 2006 and incorporated herein by reference).
10	.37†	1997 Stock Incentive Plan for Employees in France (filed as Exhibit 10.35 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10	.38†	Form of Stock Option Agreement (France) (filed as Exhibit 10.36 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).
10.39		Affirmation of Liens and Guaranties, dated as of July 6, 2006, by and among Affiliated Computer Services, Inc. and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).
10.40		Confirmation Deed, dated as of July 6, 2006, by and among the entities listed on the Schedule thereto and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).
10.41		Engagement Letter between Rich Capital, LLC and Affiliated Computer Services, Inc. dated June 9, 2006 (filed as Exhibit 10.1 on Form 8-K, filed June 12, 2006 and incorporated herein by reference).
10.42		Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Mark A. King (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).
10.43		Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Warren D. Edwards (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).
10.44		Exclusivity Agreement dated as of March 20, 2007 between Darwin Deason and Cerberus Capital Management, L.P. (filed as Exhibit 99.3 to our Current Report on Form 8-K, filed June 11, 2007 and incorporated herein by reference).
10.45		Waiver Agreement dated as of June 10, 2007 between Affiliated Computer Services, Inc., Darwin Deason and Cerberus Capital Management, L.P. (filed as Exhibit 99.2 to our Current Report on Form 8-K, filed June 11, 2007 and incorporated herein by reference).
10.46		Form of Resignation Agreement by and among the Company, Darwin Deason, Lynn R. Blodgett, John H. Rexford and certain members of the Affiliated Computer Services, Inc. Board of Directors (filed as Exhibit 10.1 to our current report on Form 8-K, filed November 21, 2007 and incorporated herein by reference).
10	.47†	Executive Employment Agreement by and between Affiliated Computer Services, Inc. and Lynn R. Blodgett (filed as Exhibit 99.1 to our current report on Form 8-K, filed January 10, 2008 and incorporated herein by reference).
21	.1*	Subsidiaries of Affiliated Computer Services, Inc.
23	.1*	Consent of PricewaterhouseCoopers LLP, dated August 29, 2007.
23	.2*	Consent of Value Incorporated, dated August 22, 2007.
31	.1**	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated April 11, 2008.
31	.2**	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated April 11, 2008.
32	.1**	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated April 11, 2008. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed”.
32	.2**	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated April 11, 2008. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed”.

*	Filed with the Original Report.

**	Filed with this Form 10-K/A

†	Management contract or compensatory plan or arrangement.