Form 10-Q
period 2008-03-31
AFFILIATED COMPUTER SERVICES INC
filed 2008-05-09
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	May 2, 2008
Class A Common Stock, $.01 par value	89,790,772
Class B Common Stock, $.01 par value	6,599,372

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$328,907	$307,286
Accounts receivable, net	1,362,320	1,257,108
Income taxes receivable	10,871	13,268
Prepaid expenses and other current assets	250,328	232,872

Total current assets	1,952,426	1,810,534

Property, equipment and software, net	899,280	897,319
Goodwill	2,750,337	2,612,368
Other intangibles, net	446,637	481,378
Other assets	205,147	180,830

Total assets	$6,253,827	$5,982,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$200,969	$97,951
Accrued compensation and benefits	177,737	246,742
Other accrued liabilities	359,244	400,238
Deferred taxes	84,457	14,418
Current portion of long-term debt	47,056	47,039
Current portion of unearned revenue	168,179	164,484

Total current liabilities	1,037,642	970,872

Senior Notes, net of unamortized discount	499,509	499,449
Other long-term debt	1,871,385	1,842,823
Deferred taxes	376,175	367,565
Other long-term liabilities	318,710	235,552

Total liabilities	4,103,421	3,916,261

Commitments and contingencies (See Notes 2, 6 and 15)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 110,671 and 113,960 shares issued, respectively	1,106	1,139
Class B convertible common stock, $.01 par value, 14,000 shares authorized, 6,600 shares issued and outstanding	66	66
Additional paid-in capital	1,645,913	1,642,900
Accumulated other comprehensive income, net	15,931	15,916
Retained earnings	1,543,358	1,462,115
Treasury stock at cost, 21,002 shares	(1,055,968)	(1,055,968)

Total stockholders’ equity	2,150,406	2,066,168

Total liabilities and stockholders’ equity	$6,253,827	$5,982,429

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues	$1,542,370	$1,440,546	$4,546,895	$4,252,745

Operating expenses:
Cost of revenues:
Wages and benefits	736,646	689,298	2,153,642	2,023,766
Services and supplies	338,320	304,734	1,006,543	913,714
Rent, lease and maintenance	184,622	174,052	554,743	530,207
Depreciation and amortization	96,413	87,995	281,595	254,861
Other	7,274	8,406	21,171	28,161

Total cost of revenues	1,363,275	1,264,485	4,017,694	3,750,709

Other operating expenses	15,184	13,470	61,995	48,259

Total operating expenses	1,378,459	1,277,955	4,079,689	3,798,968

Operating income	163,911	162,591	467,206	453,777
Interest expense	39,325	46,391	126,344	140,489
Other non-operating income, net	(4,514)	(12,325)	(10,703)	(24,629)

Pretax profit	129,100	128,525	351,565	337,917

Income tax expense	46,462	46,466	121,187	122,401

Net income	$82,638	$82,059	$230,378	$215,516

Earnings per share:
Basic	$0.86	$0.83	$2.34	$2.15

Diluted	$0.85	$0.82	$2.32	$2.12

Shares used in computing earnings per share:
Basic	96,089	98,945	98,447	100,448

Diluted	96,921	100,300	99,414	101,749

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$230,378	$215,516

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281,595	254,861
Stock-based compensation expense	20,460	22,371
Excess tax benefit on stock-based compensation	(2,647)	(1,308)
Deferred income tax expense	101,049	28,711
Provision for uncollectible accounts receivable	1,361	294
Impairment charges	1,560	1,351
Loss (gain) on investments	2,307	(15,950)
Gain on sale of business	(2,678)	(2,459)
Other non-cash activities	17,640	18,054
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(82,804)	(43,416)
Prepaid expenses and other current assets	(7,951)	(26,022)
Other assets	(4,705)	3,882
Accounts payable	94,748	(22,176)
Accrued compensation and benefits	(71,259)	(12,732)
Other accrued liabilities	(22,377)	(11,462)
Income taxes receivable	(7,441)	31,549
Other long-term liabilities	2,139	(28,046)
Unearned revenue	8,726	(18,041)

Total adjustments	329,723	179,461

Net cash provided by operating activities	560,101	394,977

Cash flows from investing activities:
Purchases of property, equipment and software, net	(192,563)	(239,123)
Additions to other intangible assets	(25,844)	(30,266)
Payments for acquisitions, net of cash acquired	(150,462)	(120,498)
Proceeds from divestitures, net of transaction costs	4,035	—
Purchases of investments	(8,479)	(6,527)
Proceeds from investments	2,908	16,583
Other	(6,500)	—

Net cash used in investing activities	(376,905)	(379,831)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	213,697	1,725,081
Payments of long-term debt	(217,696)	(1,029,397)
Purchase of treasury shares	(200,000)	(730,689)
Excess tax benefit on stock-based compensation	2,647	1,308
Proceeds from stock options exercised	40,035	10,901
Proceeds from issuance of treasury shares	—	2,923
Other	(258)	(193)

Net cash used in financing activities	(161,575)	(20,066)

Net change in cash and cash equivalents	21,621	(4,920)
Cash and cash equivalents at beginning of period	307,286	100,837

Cash and cash equivalents at end of period	$328,907	$95,917

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
Affiliated Computer Services, Inc. (the “Company” or “ACS”) is a Fortune 500 and S&P 500 company with approximately 63,000 employees providing business process outsourcing and information technology services to commercial and government clients. We were incorporated in Delaware on June 8, 1988, and our corporate headquarters are located in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.
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
2. DEASON/CERBERUS PROPOSAL
On March 20, 2007, we received a proposal from Darwin Deason, the Chairman of our Board of Directors (the “Chairman”), and Cerberus Capital Management, L.P. (“Cerberus”), on behalf of certain funds and accounts managed by it or its affiliates to acquire all of the outstanding shares of the Company for $59.25 per share in cash, other than certain shares and options held by Mr. Deason and members of our management team. On April 21, 2007, we received a revised proposal from Mr. Deason and Cerberus to acquire, for a cash purchase price of $62 per share, all of the outstanding shares of our common stock, other than certain shares and options held by Mr. Deason and members of our management team that would be rolled into equity securities of the acquiring entity in connection with the proposed transaction. In connection with this proposal Mr. Deason entered into an Exclusivity Agreement with Cerberus. On October 30, 2007, Cerberus withdrew its offer to acquire the Company.
During the three and nine months ended March 31, 2008, we recognized approximately $0.3 million and $8.3 million, respectively, in legal and other costs related to this potential transaction and $(0.1 million) and $0.6 million, respectively, related to shareholder derivative lawsuits related to this potential transaction.
3. BOARD OF DIRECTORS
At a special meeting of the Board of Directors (“Board”) on October 30, 2007 called by the Chairman, the Chairman requested that each of our five independent directors Robert B. Holland, III, J. Livingston Kosberg, Dennis McCuistion, Joseph P. O’Neill and Frank A. Rossi immediately resign from the Board. The Chairman also presented a group of four nominees to immediately fill the vacancies caused by the requested resignations and to run for election at the Company’s next stockholders’ meeting. In a November 1, 2007 special meeting of the Board called by the Chairman, the independent directors advised the Chairman that they would not run for re-election at the next stockholders’ meeting and would resign as directors once they had the opportunity to meet with the Chairman’s nominees and any other director candidates suggested by stockholders to determine that they were independent and capable of protecting minority stockholders. On November 1, 2007, the then current independent directors filed an action (the “Independent Director Complaint”) in the Chancery Court of Delaware (New Castles County) seeking an order declaring that they did not breach their fiduciary duties to the Company and its stockholders in connection with the process followed by the independent directors related to the proposed sale of the Company.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On November 21, 2007, we announced that the independent directors had resigned and in connection with their resignations they agreed to dismiss the Independent Director Complaint. At the time of their resignation, we announced that Kurt Krauss, Ted Miller, Richard Spears and Frank Varasano, each of whom was independent, were appointed to the Board. Richard Spears passed away on January 5, 2008. On February 23, 2008, Paul E. Sullivan was appointed to the Board as an independent director to replace Mr. Spears. On March 19, 2008, Robert Druskin was appointed to the Board as an independent director.
On November 21, 2007, John H. Rexford resigned from the Board, but continued in his position as an Executive Vice President of the Company focusing on key corporate development initiatives, including mergers and acquisitions.
4. BUSINESS COMBINATIONS
In January 2008, we acquired Syan Holdings Limited (“Syan”), a United Kingdom (“UK”)-based provider of information technology outsourcing services. The transaction was valued at approximately $69.1 million (35 million pounds Sterling) plus related transaction costs and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $104.7 million and assumed liabilities of $35.6 million. We recorded goodwill of $49.5 million, which is not deductible for income tax purposes, and intangible assets of $12.3 million. The $12.3 million of intangible assets is attributable to customer contracts and non-compete agreements with useful lives of approximately 7 years. We believe the acquisition strengthens our global information technology outsourcing (“ITO”) presence by adding a base of UK operations, including two data centers. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 9, 2008.
In March 2008, we acquired sds business services GmbH (“SDS”), a Germany-based provider of data center, infrastructure services, and application-related solutions. The transaction was valued at approximately $62.5 million (40.1 million Euros) plus related transaction costs and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $95.4 million and assumed liabilities of $32.9 million. We recorded goodwill of $64 million, which is not deductible for income tax purposes, and intangible assets of $14.9 million. The $14.9 million of intangible assets is attributable to customer contracts and non-compete agreements with useful lives of approximately 7 years. Our Consolidated Balance Sheet as of March 31, 2008 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We believe the acquisition strengthens our global ITO presence by providing information technology operations and capabilities in Germany and continues to strengthen our position as a provider of ITO services and solutions to the market. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, March 14, 2008.
We completed two other small acquisitions during the nine months ended March 31, 2008, one in our Commercial segment and one in our Government segment.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill for the nine months ended March 31, 2008 are as follows (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2007	$1,415,315	$1,197,053	$2,612,368
Acquisition activity	117,738	9,256	126,994
Divestiture activity	—	(964)	(964)
Foreign currency translation	1,458	10,481	11,939

Balance as of March 31, 2008	$1,534,511	$1,215,826	$2,750,337

Goodwill activity for the first nine months of fiscal year 2008 was primarily due to current year acquisitions as discussed in Note 4, contingent consideration payments earned during the year on prior year acquisitions and the sale of our decision support business (see Note 14). Approximately $2.2 billion, or 77%, of the original gross amount of goodwill recorded is deductible for income tax purposes.
The following information relates to our other intangible assets (in thousands):

	As of March 31, 2008		As of June 30, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Acquired customer-related intangibles	$447,021	$(180,827)	$419,853	$(147,872)
Customer-related intangibles	242,041	(122,811)	247,840	(101,217)
All other	18,216	(11,891)	17,248	(9,362)

Total	$707,278	$(315,529)	$684,941	$(258,451)

Non-amortizable intangible assets:
Title plant	$51,045		$51,045
Trade name	3,843		3,843

Total	$54,888		$54,888

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Amortization:
Contract inducement	$3,249	$3,503	$10,357	$11,172
Acquired customer-related intangibles	11,393	10,649	33,372	31,475
All other intangibles	7,364	5,490	20,703	15,653

Total amortization	$22,006	$19,642	$64,432	$58,300

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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Estimated amortization for the years ending June 30,
2008	$87,095
2009	$79,069
2010	$66,775
2011	$56,283
2012	$40,980
6. DEBT
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
It is our position that no default has occurred under the Indenture and that no acceleration has occurred with respect to the Senior Notes or otherwise under the Indenture. Further we have filed a lawsuit against the Trustee in the United States District Court, Northern District of Texas, Dallas Division, seeking a declaratory judgment affirming our position. The Trustee filed an answer and counterclaim seeking immediate payment of all principal and accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim seeks damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes. On February 12, 2008, the court granted our Motion for Summary Judgment, awarded us our court costs and dismissed all counter-claims against us. On March 12, 2008, the Trustee filed its Notice of Appeal.
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
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $11.9 million ($7.4 million, net of income tax), unamortized deferred financing costs of $2.2 million ($1.4 million, net of income tax) and unamortized discount of

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$0.5 million ($0.3 million, net of income tax) associated with our Senior Notes as of March 31, 2008 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.
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
On December 21, 2006, we received another amendment, consent and waiver from lenders under our Credit Facility. The amendment, consent and waiver includes the following provisions, among others:
(1)	Consent to the delivery, on or prior to February 14, 2007, of (i) the financial statements, accountant’s report and compliance certificate for the fiscal year ended June 30, 2006 and (ii) the financial statements and related compliance certificates for the fiscal quarters ended June 30, 2006 and September 30, 2006, and waiver of any default arising from the failure to deliver any such financial statements, reports or certificates within the applicable time period provided for in the Credit Agreement, provided that any such failure to deliver resulted directly or indirectly from the previously announced investigation of the Company’s historical stock option grant practices (the “Options Matter”).

(2)	Waiver of any default or event of default arising from the incorrectness of representations and warranties made or deemed to have been made with respect to certain financial statements previously delivered to the Agent as a result of any restatement, adjustment or other modification of such financial statements resulting directly or indirectly from the Options Matter.

(3)	Waiver of any default or event of default which may arise from the Company’s or its subsidiaries’ failure to comply with reporting covenants under other indebtedness that are similar to those in the Credit Agreement (including any covenant to file any report with the SEC or to furnish such reports to the holders of such indebtedness), provided such reporting covenants are complied with on or prior to February 14, 2007.

(4)	Amendments to provisions relating to the permitted uses of the proceeds of revolving loans under the Credit Agreement that (i) increase to $500 million from $350 million the aggregate principal amount of revolving loans that may be outstanding, the proceeds of which may be used to satisfy the obligations under the Company’s 4.70% Senior Notes due 2010 or 5.20% Senior Notes due 2015 and (ii) until June 30, 2007, decrease to $200 million from $300 million the minimum liquidity (i.e., the aggregate amount of the Company’s unrestricted cash in excess of $50 million and availability under the Credit Agreement’s revolving facility) required after giving effect to such use of proceeds.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. PENSION AND OTHER POST-EMPLOYMENT PLANS
Net periodic benefit cost
The following table provides the components of net periodic benefit cost (in thousands):

		Three Months Ended
	March 31,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.
	Plans	Plans	Plans	Plans
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$1,530	$926	$1,461	$879
Interest cost	1,647	123	1,413	63
Expected return on assets	(1,777)	(173)	(1,369)	(54)
Amortization of gains/losses	—	—	—	(6)
Amortization of prior service costs	—	54	—	63

Net periodic benefit cost for defined benefit plans	$1,400	$930	$1,505	$945

		Nine months Ended
	March 31,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.
	Plans	Plans	Plans	Plans
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$4,628	$2,778	$4,355	$2,637
Interest cost	4,959	369	4,205	189
Expected return on assets	(5,421)	(519)	(4,077)	(162)
Amortization of gains/losses	—	—	—	(18)
Amortization of prior service costs	—	162	—	189

Net periodic benefit cost for defined benefit plans	$4,166	$2,790	$4,483	$2,835

Contributions
We made contributions to the pension plans of approximately $3.5 million and $8.2 million during the three and nine months ended March 31, 2008, respectively. We expect to contribute approximately $14 million during fiscal year 2008.
Acquired pension plans
In connection with the acquisition of SDS, we assumed pension plans for the employees located in Germany. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period before retirement. The net periodic benefit costs for the plans are included in the tables above from the effective date of the acquisition, March 14, 2008. The projected benefit obligation was approximately $16.5 million as of the date of the acquisition.
8. INCOME TAXES
Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the implementation of FIN 48, we recognized an $11 million (net of tax benefit) increase in the reserves for uncertain tax positions, of which $8.8 million (net of tax benefit) was attributable to the accrual of interest and penalties. These amounts were recognized as a decrease to retained earnings of $9.9 million, an increase to deferred tax assets of $1 million and an increase to income taxes receivable of $0.1 million. Following our adoption of FIN 48, the gross balance of unrecognized tax benefits was $54.5 million at July 1, 2007, which excludes $9 million of offsetting tax benefits, primarily from international tax treaties which provide for potential relief from double taxation. The net unrecognized tax benefits of $45.5 million as of July 1, 2007 include $41.5 million that,

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
if recognized, would benefit our effective income tax rate. As of March 31, 2008, we had gross unrecognized tax benefits totaling $38 million, which excludes $9 million of offsetting tax benefits, reflecting a decrease due to a settlement with taxing authorities primarily resulting in a reclass to long-term liabilities. The net unrecognized tax benefits as of March 31, 2008 are $29 million which includes $25 million that, if recognized, would benefit our effective income tax rate.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties related to unrecognized tax benefits were approximately $8.8 million (net of tax benefit) as of July 1, 2007, and $6.4 million (net of tax benefit) as of March 31, 2008, which reflects a reduction due to the application of IRS refunds to the FIN 48 liability. We anticipate a significant change to the total amount of these unrecognized tax benefits within the next 12 months due to settlements with taxing authorities within the range of $3 million to $5 million plus $1 million to $3 million of related interest expense.
We file income tax returns in various jurisdictions in which we operate, including U.S. Federal, U.S. state and numerous foreign jurisdictions. We are currently subject to U.S. Federal income tax examinations for fiscal years 2000 and after, are currently under examination for fiscal year 2004, and are in appeals for fiscal years 2000 through 2003. In addition, we are subject to income tax examinations in various foreign and U.S. state and local jurisdictions for fiscal years 2001 and after.
Our effective income tax rate decreased to 36% and 34.5% for the three and nine months ended March 31, 2008, respectively, from 36.2% for both the three and nine months ended March 31, 2007. Our effective income tax rate decreased for the three month period primarily due to the settlement of audit issues with taxing authorities. Our effective income tax rate for the nine month period decreased primarily due to an increase in other deductions and credits, settlement of items with taxing authorities, as well as approximately $4 million reduction in our net tax expense due to a refund,which was netted against our tax liability, resulting in a reduction of interest expense calculated in accordance with FIN 48.
9. EQUITY
Share repurchase programs
Fiscal Year 2008 Activity
On November 25, 2007, our Board of Directors endorsed a new $1 billion share repurchase program and authorized the purchase of up to $200 million of our Class A common stock under this program. The program, which is open ended, allows us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. During the first nine months of fiscal year 2008, we repurchased approximately 4.5 million shares at an average cost of approximately $44.18 per share (approximately $200 million) all of which have been retired. The purchase of these shares was funded with cash on hand and borrowings under our Credit Facility.
Fiscal Year 2007 Activity
In June and August 2006, our Board of Directors authorized two share repurchase programs of up to $1 billion each of our Class A common stock. As of March 31, 2007, we had repurchased approximately 19.9 million shares under the June 2006 authority at an average cost of approximately $50.30 per share (approximately $1 billion) all of which have been retired, of which 14.4 million shares with an average cost of approximately $50.64 per share (approximately $730.7 million) were purchased and retired in the first nine months of fiscal year 2007. We have not made any repurchases nor do we contemplate making any repurchases under the August 2006 share repurchase program.
In the first quarter of fiscal year 2007, we reissued approximately 57,000 treasury shares for proceeds totaling approximately $2.9 million to fund contributions to our employee stock purchase plan.
Stock option grants
During the December 9, 2006 Compensation Committee meeting, it was recognized that the grants made to Mr. Blodgett and Mr. Rexford were for a number of shares that were less than the number of shares that would have been normally granted to a new Chief Executive Officer (“CEO”) and new Chief Financial Officer (“CFO”) because of the limited number of options remaining available under the 1997 Stock Incentive Plan. The Compensation Committee noted that it should consider a future grant to supplement the number of options made in the earlier grant so that the aggregate number of shares granted to Mr. Blodgett and Mr. Rexford would be equal to the number that would normally be granted to a new CEO and new CFO. To accomplish this purpose, at a meeting on July 2,

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2007, the Compensation Committee approved option grants (the “Grants”) to Lynn Blodgett to purchase 60,000 shares of our Class A common stock under the 2007 Equity Incentive Plan and to John Rexford to purchase 25,000 shares of our Class A common stock under the 2007 Equity Incentive Plan, subject to the waiver of the Stock Option Grant Policy by the Board of Directors, which occurred on July 9, 2007 and on which date the Grants became effective.
Stock option repricing
Please see Note 15 for a discussion of the repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
10. EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator:
Net income	$82,638	$82,059	$230,378	$215,516

Denominator:
Basic weighted average shares outstanding	96,089	98,945	98,447	100,448
Dilutive effect of stock options	832	1,355	967	1,301

Denominator for earnings per share assuming dilution	96,921	100,300	99,414	101,749

Basic earnings per share	$0.86	$0.83	$2.34	$2.15

Diluted earnings per share	$0.85	$0.82	$2.32	$2.12

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. Weighted average stock options to purchase approximately 10,308,000 and 6,708,000 shares of common stock during the three months ended March 31, 2008 and 2007, respectively, and approximately 9,647,000 and 6,683,000 shares of common stock during the nine months ended March 31, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the windfall tax benefit.
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
11. COMPREHENSIVE INCOME
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income
Other comprehensive income (loss):	$82,638	$82,059	$230,378	$215,516
Foreign currency translation adjustment	10,467	1,439	26,023	9,751
Unrealized loss on interest rate collar (net of income tax of $1,241)	(2,054)	—	(2,054)	—
Unrealized loss on interest rate swap agreement (net of income tax of $6,435, $220, $15,609 and $220, respectively)	(10,650)	(365)	(26,418)	(365)
Amortization of unrealized loss on forward interest rate agreements (net of income tax of $240, $240, $719 and $719, respectively)	396	397	1,189	1,190
Unrealized gain (loss) on foreign exchange forward agreements (net of income tax of $690, $(147), $599 and $299, respectively)	1,340	(243)	1,173	495
Prepaid pension cost amortization (net of income tax of $20 and $40 respectively)	34	—	102	—

Comprehensive income	$82,171	$83,287	$230,393	$226,587

The following table represents the components of accumulated other comprehensive income (in thousands):

	As of	As of
	March 31, 2008	June 30, 2007
Foreign currency gains	$42,552	$16,529
Unrealized loss on interest rate collar (net of income tax of $1,241)	(2,054)	—
Unrealized (loss) gain on interest rate swap agreement (net of income tax of $(12,790) and $2,819, respectively)	(21,167)	5,251
Unrealized loss on forward interest rate agreements (net of income tax of $(4,451) and $(5,170), respectively)	(7,426)	(8,615)
Unrealized gains on foreign exchange forward agreements (net of income tax of $825 and $226, respectively)	1,550	377
Unrecognized prior service costs (net of income tax of $(549) and $(609), respectively)	(967)	(1,069)
Unrealized actuarial gains on pension plans (net of income tax of $1,588 and $1,588, respectively)	3,443	3,443

Total	$15,931	$15,916

12. DERIVATIVES AND HEDGING INSTRUMENTS
Interest rate hedges
We entered into a zero cost interest rate collar on January 28, 2008. The collar is designated as a cash flow hedge of forecasted interest payments associated with our floating rate debt, and contains an interest rate cap of 3.281% and a floor of 2.425%. The notional amount of the collar is $500 million, which combined with our $600 million interest rate swap (discussed below), hedges $1.1 billion of our floating rate debt. The interest rate collar was executed in two transactions each having two year terms, $300 million of which expires on January 30, 2010 and $200 million of which expires February 11, 2010. The transaction had a fair market value of zero at inception. The unrealized loss as of March 31, 2008 of $3.3 million ($2.1 million, net of income tax) was reflected in accumulated other comprehensive income. As of March 31, 2008, the fair market value of $(3.3 million) is reflected in other long-term liabilities. The fair market value of the agreement reflects termination cash value.
In March 2007, we entered into a five-year amortizing interest rate swap agreement. As of March 31, 2008 and June 30, 2007, the notional amount of the agreement totaled $600 million and $700 million, respectively. The agreement is designated as a cash flow

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
hedge of forecasted interest payments on floating rate debt. The interest rate swap is structured such that we pay a fixed rate of interest of 4.897%, and receive a floating rate of interest based on one month LIBOR. The unrealized loss as of March 31, 2008 of $34.0 million ($21.7 million, net of income tax) and the unrealized gain as of June 30, 2007 of $8.1 million ($5.3 million, net of income tax) was reflected in accumulated other comprehensive income. As of March 31, 2008, the fair market value of $(34.0 million) is reflected in other long-term liabilities. As of June 30, 2007, the fair market value of $8.1 million is reflected in other assets. The fair market value of the agreement reflects termination cash value.
In order to hedge the variability of future interest payments related to our Senior Notes issuance, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of the Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. The loss on settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) was recorded in accumulated other comprehensive income, to be amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. We amortized to interest expense approximately $0.6 million during both the three months ended March 31, 2008 and 2007, and approximately $1.9 million during both the nine months ended March 31, 2008 and 2007. The amount of gain or loss related to hedge ineffectiveness was not material.
Foreign currency forward agreements
We utilize derivative financial instruments to manage our exposure to foreign currencies related to our domestic and international operations. We enter into foreign currency forward agreements in order to hedge the exchange rate risk associated with specific forecasted transactions, including payments and receipts from customers and suppliers, and funding of operating expenses of our offshore operations. We designate only those contracts which closely match the terms of the underlying transaction as cash flow hedges for accounting purposes. These forward contracts are assessed for effectiveness at inception and on an ongoing basis. During the three and nine month periods ended March 31, 2008 and 2007, there was no deemed ineffectiveness related to cash flow hedges, and no reclassification to earnings due to hedged transactions no longer expected to occur. The contracts will expire at various times over the next three years, with the majority expiring within the next 12 to 18 months. The net gain or loss on the contracts will be recognized in earnings as the contracts are settled.
The table below provides additional information as of March 31, 2008 about our foreign currency forward contracts designated as cash flow hedges (in thousands):

	Notional					Weighted	Cumulative
	Amount	Contract		Counter		Average	Gain (Loss)
Hedged Transaction	in USD	Currency		Currency		Contract Rate	in USD

Receipt of revenue	$2,686	CAD	2,338	EUR	1,700	0.727	$401
Payment of operating expenses	35,013	USD	35,013	MXN	391,000	11.167	891
Receipt of revenue	4,435	NOK	22,104	CHF	4,411	0.200	226
Receipt of revenue	7,608	EUR	4,662	CHF	7,567	1.623	307
Payment for merchandise	3,282	USD	3,282	CHF	3,845	1.172	550

Total	$53,024						$2,375

As part of the acquisition of the Transport Revenue division of Ascom AG in December 2005, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and U.S. dollar revenues. These agreements do not qualify for hedge accounting under SFAS 133. In addition, we have entered into certain other foreign currency contracts not designated as hedges for accounting purposes, although management believes they are essential economic hedges. We recorded income on non-qualified hedging instruments of approximately $4.1 million ($2.7 million, net of income tax) and $42,000 ($27,000, net of income tax) for the three months ended March 31, 2008 and 2007, respectively, and approximately $5 million ($3.3 million, net of income tax) and $2.4 million ($1.6 million, net of income tax) for the nine months ended March 31, 2008 and 2007, respectively, in other non-operating income, net in our Consolidated Statements of Income. As of March 31, 2008 and June 30, 2007, the notional amount of these agreements were $31.6 million and $33.9 million, respectively, and will expire at various times over the next 36 months, with the majority expiring within the next 6 to 12 months. An asset/(liability) was recorded for the related fair value of approximately $0.1 million and $(4.3 million) as of March 31, 2008 and June 30, 2007, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. SEGMENT INFORMATION
During the first quarter of fiscal year 2008, we reorganized the internal operating and reporting structures in our Commercial and Government segments to more formally align our sales, service delivery and financial organizations under their appropriate leadership. As a result, we have restated our Commercial and Government segment results for prior periods to reflect our current operating and reporting structure. The restatement has no impact on our consolidated results for the period of restatement.
The following is a summary of certain financial information by reportable segment (in thousands):

	Commercial	Government	Corporate	Consolidated
Three months ended March 31, 2008
Revenues	$922,385	$619,985	$—	$1,542,370
Operating expenses (excluding depreciation and amortization)	767,071	484,728	30,247	1,282,046
Depreciation and amortization	69,985	26,038	390	96,413

Operating income	$85,329	$109,219	$(30,637)	$163,911

Three months ended March 31, 2007
Revenues (a)	$851,188	$589,358	$—	$1,440,546
Operating expenses (excluding depreciation and amortization)	704,001	453,422	32,537	1,189,960
Depreciation and amortization	63,684	23,936	375	87,995

Operating income	$83,503	$112,000	$(32,912)	$162,591

Nine months ended March 31, 2008
Revenues	$2,704,286	$1,842,609	$—	$4,546,895
Operating expenses (excluding depreciation and amortization)	2,245,472	1,430,246	122,376	3,798,094
Depreciation and amortization	205,337	75,065	1,193	281,595

Operating income	$253,477	$337,298	$(123,569)	$467,206

Nine months ended March 31, 2007
Revenues (a)	$2,532,797	$1,719,948	$—	$4,252,745
Operating expenses (excluding depreciation and amortization)	2,121,430	1,320,561	102,116	3,544,107
Depreciation and amortization	180,955	72,818	1,088	254,861

Operating income	$230,412	$326,569	$(103,204)	$453,777

(a)	Revenues in our Government segment include revenues from operations divested through the third quarter of fiscal year 2008 of $2.2 million and $3 million for the three and nine months ended March 31, 2007, respectively.
14. DIVESTITURES
In the second quarter of fiscal year 2008, we completed the sale of our decision support business in our Government segment and recorded a gain on the sale of approximately $2.4 million ($1.6 million, net of income tax) in other operating expense in our Consolidated Statements of Income. We believe that the decision support business is not strategic to our ongoing operations.
Revenues from the decision support business were $2.2 million for the three months ended March 31, 2007 and $3.7 million and $5.9 million for the nine months ended March 31, 2008 and 2007, respectively. Operating income from the decision support business, excluding the gain on sale, was $1 million for the three months ended March 31, 2007, and $1.9 million and $2.7 million for the nine months ended March 31, 2008 and 2007, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15. COMMITMENTS AND CONTINGENCIES
Regulatory Agency Investigations Relating to Stock Option Grant Practices
On March 3, 2006, we received notice from the SEC that it was conducting an investigation into certain stock option grants made by us from October 1998 through March 2005. On June 7, 2006 and on June 16, 2006, we received requests from the SEC for information on all of our stock option grants since 1994. We have been providing supplemental information to the SEC on a voluntary basis following the initial SEC requests. The SEC issued its formal order of investigation in August 2006.
On May 17, 2006, we received a grand jury subpoena from the United States District Court, Southern District of New York, requesting production of documents related to granting of our stock option grants. We have responded to the grand jury subpoena and have produced documents to the United States Attorney’s Office in connection with the grand jury proceeding. We have informed the SEC and the United States Attorney’s Office for the Southern District of New York of the results of our internal investigation into our stock option grant practices (discussed below) and will continue to cooperate with these governmental entities and their investigations.
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
In July 2007, we notified certain former employees with vested, unexercised and outstanding options which had exercise prices per share that were less, or may have been less, than the fair market value per share of ACS Class A common stock on the revised measurement dates for such options, as determined by us for accounting and tax purposes, that we will pay them the additional 20% income tax imposed by Section 409A based on the excess, if any, of the fair market value of our Class A common stock (up to $62 per share) on the date a triggering event occurs or condition exists that under Section 409A results in the excess being recognized and reported as income on the former employee’s W-2 and the exercise price of the affected option (reduced by any gain that had become subject to tax in a prior year because of an earlier triggering event). As of March 31, 2008, we anticipate that these income tax reimbursements will be up to approximately $1 million based on the current fair market value of our Class A common stock on the exercise date and will be paid from cash flows from operating activities as the triggering event occurs for each option holder, beginning in the third quarter of fiscal year 2008. During the three and nine months ended March 31, 2008, we charged approximately $0.5 million and $1 million, respectively, to wages and benefits in our Consolidated Statement of Income related to these income tax reimbursements based on the current fair market value of our Class A common stock as of March 31, 2008. The estimated liability related to these income tax reimbursements will be adjusted to reflect changes in the current fair market value of our Class A common stock each quarter until the options are exercised.
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
The Huntsinger, Oury, and Anchorage lawsuits were consolidated into one case on June 5, 2006, under the caption In Re Affiliated Computer Services, Inc. Derivative Litigation in the District Court of Dallas County, Texas, 193rd Judicial District (the “Texas State Derivative Action”). Plaintiffs seek to recover damages sustained by the Company, equitable relief, including disgorgement, and reimbursement for fees and expenses incurred in connection with the suits, including attorney’s fees. On March 26, 2007, plaintiffs filed a Third Amended Consolidated Complaint in which the plaintiffs alleged certain of the defendants breached their fiduciary duties in evaluating the buyout offer from Cerberus and any other offers (see further discussion below in “Litigation arising from buy-out offer”). Defendant Jeff Rich has filed a motion for summary judgment on the basis of his purported release that has not been heard yet by the court. Additionally, the individual defendants filed a motion for partial summary judgment on the basis that plaintiffs lack standing concerning certain option grants that has not yet been heard by the court. On February 27, 2008, the parties agreed to a 30 day stay of this matter. On March 24, 2008, all parties agreed to extend the initial stay. There is no pending trial date at this time.
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
On August 15, 2006, plaintiff filed a First Amended Complaint in the Brandin lawsuit. The First Amended Complaint added Lynn R. Blodgett, David W. Black, Henry Hortenstine, Peter A. Bracken, William L. Deckelman, Jr., Warren Edwards, John M. Brophy, John Rexford, Dennis McCuistion, J. Livingston Kosberg and Clifford M. Kendall. On April 5, 2007, plaintiff Brandin filed a Motion for Summary Judgment against Darwin Deason, Jeffrey Rich and Mark King. Each of the parties has filed their respective briefs and a hearing on the Motion for Summary Judgment was held on February 5, 2008. In addition, on October 16, 2007, each of the individual defendants filed a Motion for Partial Dismissal, based on plaintiff’s lack of standing to challenge most of the stock option grants at issue. On February 27, 2008, the parties agreed to a 30 day stay of this matter. On March 24, 2008, all parties agreed to extend the initial stay. There is no pending trial date at this time.
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
The Alaska Electrical and Lunceford cases were consolidated into one case on August 1, 2006, under the caption In Re Affiliated Computer Services Federal Derivative Litigation, in the United States District Court for the Northern District of Texas, Master File No. 3:06-CV-1110-M (the “Texas Federal Derivative Action”). On April 6, 2007, the plaintiffs filed an Amended Verified Consolidated Shareholder Derivative Complaint (“Amended Complaint”), adding causes of action related to the announced buy-out transaction, and adding as defendants Clifford Kendall, David Black, Henry Hortenstine, Peter A. Bracken, William Deckelman, Jr., PricewaterhouseCoopers LLP, and Cerberus Capital Management LP. Plaintiffs seek equitable relief and recovery of unspecified monetary damages sustained by the Company. On June 4, 2007, ACS and the individual defendants filed a motion to dismiss the Amended Complaint, including the grounds that the buy-out claims were not yet ripe for adjudication. Plaintiffs voluntarily dismissed David Black, PricewaterhouseCoopers LLP and Cerberus Capital Management LP.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On December 17, 2007, after a hearing on August 1, 2007, the judge dismissed all buy-out related causes of action, dismissed the section 16(b) claims against defendants Jeff Rich and Mark King without prejudice, and dismissed the section 10(b) causes of action against defendants Lynn Blodgett, John Rexford, and John Brophy with prejudice. The judge determined that the section 10(b) and 14(a) claims against other individual defendants were insufficently pled, and granted plaintiffs leave to amend their complaint to state these claims with sufficient particularity.
On February 1, 2008, plaintiffs filed their Second Amended Derivative Complaint. Defendants have filed motions to dismiss this complaint and have filed a motion to strike the complaint for failing to comply with the parameters of the December 17, 2007 order permitting plaintiffs to file an amended complaint. Plaintiffs have filed their opposition to the motion to dismiss and the motion to strike and defendants’ reply briefs are due May 6, 2008.
     United States District Court of Texas for the Northern District of Texas
Based on the same set of facts as alleged in the above cases, two lawsuits were filed under the Employee Retirement Income Security Act (“ERISA”) alleging breach of ERISA fiduciary duties by the directors and officers as well as the ACS Benefits Administrative Committee, in connection with the retention of ACS’ Class A common stock as an investment option in the ACS Savings Plan, and by causing the ACS Savings Plan to invest in ACS’ Class A common stock in light of the alleged stock option issues, as follows:
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
On February 12, 2007, the Simeon case and the Burke case were consolidated into one case, under the caption, In re Affiliated Computer Systems [sic] ERISA Litigation, Master File No. 3:06-CV-1592-M. On December 20, 2007, an Order Preliminarily Approving Settlement was entered in the In re Affiliated Computer Systems [sic] ERISA Litigation consolidated case. Principally, the settlement provides for a payment to the plaintiffs and the ACS Savings Plan of a total of $1.5 million, which includes attorney fees, and is subject to final approval of the court at a hearing to be held on April 28, 2008. We recorded a charge of $1.5 million ($1 million, net of income tax) in other operating expense in our Consolidated Statements of Income during the second quarter of fiscal year 2008.
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
In the Delaware Chancery Court, six cases were filed, as follows:
•	Momentum Partners v. Darwin Deason, Lynn R. Blodgett, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Robert B. Holland, Dennis McCuistion, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2814-VCL, in the Court of Chancery of the State of Delaware in and for New Castle County, filed on March 20, 2007.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
•	Mark Levy v. Darwin Deason, Lynn Blodgett, John Rexford, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Dennis McCuistion, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2816-VCL, in the Court of Chancery of the State of Delaware in and for New Castle County, filed on March 21, 2007.

•	St. Clair Shores Police and Fire Retirement System v. Darwin Deason, Lynn Blodgett, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Dennis McCuistion, Robert B. Holland, Cerberus Capital Management, L.P., Citigroup Global Markets Inc., and Affiliated Computer Services, Inc., Civil Action No. 2821-VCL, in the Court of Chancery of the State of Delaware in and for New Castle County, filed on March 22, 2007.

•	Louisiana Municipal Police Employees’ Retirement System v. Darwin Deason, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Dennis McCuistion, Robert B. Holland, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2839-VCL, in the Court of Chancery of the State of Delaware in and for New Castle County, filed on March 26, 2007.

•	Edward R. Koller v. Darwin Deason, Frank A. Rossi, J. Livingston Kosberg, Robert B. Holland, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2908-VCL, in the Court of Chancery of the State of Delaware in and for New Castle County, filed on April 20, 2007.

•	Suzanne Sweeney Living Trust v. Darwin Deason, Lynn R. Blodgett, John H. Rexford, Joseph P. O’Neill, Frank A. Rossi, J. Livingston Kosberg, Dennis McCuistion, Robert B. Holland, Affiliated Computer Services, Inc., and Cerberus Capital Management, L.P., Civil Action No. 2915-VCL, in the Court of Chancery of the State of Delaware in and for New Castle County, filed on April 24, 2007.
On May 4, 2007, each of the six Delaware buy-out cases was consolidated into one case, pending in the Delaware Chancery Court, entitled In Re Affiliated Computer Services, Inc. Shareholder Litigation, Civil Action No. 2821-VCL. On October 30, 2007, Cerberus withdrew its offer to acquire ACS. On November 2, 2007, a Consolidated Amended Class Action and Derivative Complaint was filed by the plaintiffs, adding allegations of breach of fiduciary duties related to the events surrounding the resignation of the outside directors. Plaintiffs seek equitable relief and recovery of unspecified monetary damages sustained by the Company. On April 8, 2008, a Verified Consolidated Second Amended Class and Derivative Action Complaint was filed alleging class and derivative claims of breach of fiduciary duty against all individual defendants and class and derivative for aiding and abetting against Cerberus and Citigroup.
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
In addition, in the Texas State Court Consolidated stock option derivative case, on March 26, 2007, plaintiffs filed a Third Amended Consolidated Complaint, adding causes of action related to the announced buy-out transaction as well. On May 1, 2007, ACS and the individual defendants filed a Special Exceptions Motion, on the grounds that plaintiffs’ buy-out claims were not yet ripe for adjudication, i.e., no claim related to the Proposal can properly be the subject of litigation, because the Proposal has not been accepted or recommended by either the Company or by the Special Committee formed to evaluate the Proposal and strategic alternatives to the Proposal, and that plaintiffs cannot bring both direct and derivative claims in a single lawsuit. The Third Amended Petition also alleges breach of fiduciary duty premised upon an allegation that our assets and information were misappropriated by Mr. Deason and Cerberus in order to facilitate their preparation of the Proposal, and that the Proposal represents an attempt to extinguish the derivative claims related to stock option practices by eliminating the standing of the plaintiff stockholders to pursue those claims. The Third Amended Petition also suggests that the consideration offered to stockholders in the Proposal is inadequate and seeks to enjoin consummation of the Proposal. Plaintiffs seek equitable relief and recovery of unspecified monetary damages sustained by the Company.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Also, on March 29, 2007, the two stand-alone buy-out cases pending in the District Court of Dallas County, Texas were consolidated into the Texas State Court Consolidated stock option derivative case.
In the Texas Federal Court Consolidated stock option derivative case, on April 5, 2007, the plaintiffs filed an Amended Complaint, adding causes of action related to the announced buy-out transaction as well, and adding as defendants, Clifford Kendall, David Black, Henry Hortenstine, Peter A. Bracken, William Deckelman, Jr., PricewaterhouseCoopers LLP, and Cerberus Capital Management LP. Like the Third Amended Petition in the Texas State Court Derivative Action, the Amended Complaint in the Texas Federal Court Derivative Action challenged both the process through which the Proposal was generated, and the substance of the Proposal. On June 4, 2007, ACS and the individual defendants filed a Motion to Dismiss the Amended Complaint, including the grounds that the buy-out claims were not yet ripe for adjudication, i.e., no claim related to the Proposal can properly be the subject of litigation, because the Proposal has not been accepted or recommended by either the Company or by the Special Committee formed to evaluate the Proposal and strategic alternatives to the Proposal. Plaintiffs voluntarily dismissed David Black, PricewaterhouseCoopers LLP and Cerberus Capital Management LP. On December 17, 2007, the judge dismissed all buy-out related causes of action, dismissed the section 16(b) claims against defendants Jeff Rich and Mark King and dismissed the section 10(b) causes of action against defendants Lynn Blodgett, John Rexford and John Brophy with prejudice. The judge also determined that the section 10(b) and section 14(a) claims against the other defendants were insufficiently pled, and granted plaintiffs leave to amend their complaint to state these claims with sufficient particularity. Plaintiffs filed their Second Amended Derivative Complaint on February 1, 2008 in response to the December 17, 2007 order. The Second Amended Derivative Complaint does not contain any allegations concerning the buy-out. Defendants have filed motions to dismiss this complaint and have filed a motion to strike the complaint for failing to comply with the parameters of the December 17, 2007 order permitting plaintiffs to file an amended complaint. Plaintiffs have filed their opposition to the motion to dismiss and the motion to strike and defendants’ reply briefs are due May 6, 2008.
All of the litigation arising from the buy-out offer is being vigorously defended. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any, should an unfavorable outcome occur for the matters noted above.
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
Investigation Concerning Procurement Process at Hanscom Air Force Base
One of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts in October 2002. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery — Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation (“ManTech”); however, we have agreed to indemnify ManTech with respect to this DOJ investigation. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoena, and our internal investigation and review of this matter through outside legal counsel will continue through the conclusion of the DOJ investigatory process. We are unable to express an opinion as to the likely outcome of this matter at this time. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any, should an unfavorable outcome occur for the matters noted above.
Investigation regarding Florida Workforce Contracts
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. We had no revenue related to our workforce contracts in the state of Florida in fiscal years 2008 and 2007, as this business was sold during fiscal year 2006. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board of Directors of WFI announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the first quarter of fiscal year 2005, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement was fully reflected in our results of operations for the first

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
quarter of fiscal year 2005. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS State and Local Solutions (“ACS SLS”) received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved. On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena related to a workforce contract in Pinellas County, Florida, for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003, with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing to cooperate with the DOJ and DOL in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any. During the second quarter of fiscal year 2006, we completed the divestiture of substantially all of our welfare-to-workforce business. However, we retained the liabilities for this business which arose from activities prior to the date of closing, including the contingent liabilities discussed above.
On January 3, 2003, a Complaint was filed under seal in the United States District Court, Middle District of Florida, Tampa Division, by a former Pinellas County Administrator under the “Qui Tam” provisions of the False Claims Act. On October 23, 2006, the United States filed a notice with the court that it would not intervene in the Complaint. The court then entered an order to unseal the Complaint and, we were subsequently served with the Complaint. The allegations in this Complaint arise from the workforce contract in Pinellas County, Florida, that is the subject of the grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL (as discussed above). The plaintiff is seeking statutory penalties for each violation. We intend to vigorously defend this case. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any, should an unfavorable outcome occur for the matters noted above.
Other
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2008, $580.3 million of our outstanding surety bonds and $101.2 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $20.9 million of our letters of credit secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
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
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the first nine months of fiscal year 2008, we made contingent consideration payments of $23.7 million related to acquisitions completed in prior years, of which $20.9 million was accrued at June 30, 2007. As of March 31, 2008, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $70.4 million. Any such payments primarily result in a corresponding increase in goodwill.
As discussed in Note 8, we adopted the provisions of FIN 48 as of July 1, 2007. As of March 31, 2008, we had gross reserves for uncertain tax positions totaling $38 million which excludes $9 million of offsetting tax benefits. We are unable to make a reasonably reliable estimate as to when a cash settlement with a taxing authority will occur.
We indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our federal business to Lockheed Martin Corporation in fiscal

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Our Education Services business, which is included in our Commercial segment, performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At March 31, 2008, we serviced a FFEL portfolio of approximately 2.6 million loans with an outstanding principal balance of approximately $37.3 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2008, other accrued liabilities include reserves which we believe to be adequate.
In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.
16. NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FIN 48, which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. We adopted FIN 48 effective July 1, 2007. Please see Note 8 for a discussion of the adoption of FIN 48 and the impact on our financial condition and results of operations.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a separate component of equity, and net income attributable to the parent and to the noncontrolling interest to be separately identified in the income statement. SFAS 160 also requires changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 applies prospectively and is effective for the Company beginning July 1, 2009. Certain presentation requirements of SFAS 160 are effective retrospectively. We are currently evaluating the impact, if any, that SFAS 160 will have on our financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the impact, if any, that SFAS 161 will have on our financial statements disclosures.
17. SUBSEQUENT EVENTS
In April 2008, we signed an agreement to expand our global public transit service capabilities with the acquisition of Orbital Sciences Corporation’s Transportation Management Systems (“TMS”) business for approximately $42.5 million. The closing of the transaction is subject to customary conditions. TMS is a provider of Global Positioning System (“GPS”)-based fleet management systems.
In April 2008, we acquired CompIQ Corporation (“CompIQ”), for approximately $22 million, plus contingent payments based on future financial performance. The transaction was funded with cash on hand. CompIQ is a provider of workers’ compensation claims review, re-pricing and software solutions.

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
OVERVIEW
We provide non-core, mission critical services to our clients. These are services that clients need to run their day-to-day business. The demand for our services has grown in recent years, and we believe that this demand will continue to grow as the overall trend toward outsourcing for both the Commercial and Government segments continues to grow. The marketplace continues to accept outsourcing as a means of providing these services at a lower cost. However, should this trend toward outsourcing weaken, it may materially affect our results of operations and financial position.
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
We seek to expand existing client relationships by increasing the scope and breadth of services we provide. In order to expand these existing relationships, we must focus on the performance of our contractual obligations and continually monitor client satisfaction. Renewal rates are a key indicator of client satisfaction. We calculate our renewal rate based on the total annual recurring revenue of renewals won as a percentage of total annual recurring revenue of all renewals sought. For the first nine months of fiscal year 2008, we renewed approximately 92% of total renewals sought, totaling $434 million of annual recurring revenue with a total contract value of approximately $1.8 billion. During the third quarter of fiscal year 2008, we renewed approximately 97% of total renewals sought totaling approximately $194.5 million of annual recurring revenue with a total contract value of approximately $561.7 million. We renewed and expanded our information technology outsourcing contract with Nike, Inc., extended an information technology outsourcing contract with a key packaging solution client and renewed a business process outsourcing contract in the federal market. Average contract life for renewals varies between our government and commercial segments; the average contract life of renewals in the government segment is often longer than those in the commercial segment. While we track renewal rates on a quarterly basis, we believe it is appropriate to analyze our renewal rates on an annual basis due to the timing of renewal opportunities.
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
In addition, we have a broad client base. Our largest customer represented approximately 4% of fiscal year 2007 revenues, and our largest five clients represented approximately 13% of fiscal year 2007 revenues. Our strategy is to develop and maintain a significant client and account/transaction base to create sufficient economies of scale that enable us to achieve competitive costs.
Management focuses on various metrics in analyzing our business and its performance and outlook. One such metric is our sales pipeline, which was approximately $1.8 billion of annual recurring revenues as of March 31, 2008. Our sales pipeline is a qualified pipeline of deals with signings anticipated within the next six months and excludes deals with annual recurring revenue over $100 million. Both the Commercial and Government pipelines have significant, quality opportunities across multiple lines of business and in multiple vertical markets. As of March 31, 2008, the Commercial segment comprised approximately 69% of our pipeline and the Government segment comprised the remaining 31%. By service line, approximately 74% of our pipeline is business process outsourcing and approximately 26% of the pipeline is information technology solutions as of March 31, 2008. The Commercial segment pipeline includes opportunities in information technology services, commercial healthcare with both information technology and business process outsourcing opportunities, transactional business process outsourcing and finance and accounting outsourcing. The Government segment pipeline includes opportunities in our domestic and international transportation business, and in the state and local market for information technology and eligibility services.

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
Management analyzes new business signings on a trailing twelve month basis as it is generally a better indicator of future growth than quarterly new business signings which can vary due to timing of contract execution. We define new business signings as annual recurring revenue from new contracts and the incremental portion of renewals that are signed during the period, which represents the estimated first twelve months of revenue to be recorded under the contracts after full implementation. We use new business signings as additional measures of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. Revenues for new business signings are measured under GAAP. There are no third party standards or requirements governing the calculation of new business signings and our measure may not be comparable to similarly titled measures of other companies. We define total contract value as the estimated total revenues from contracts signed during the period. We use total contract value as an additional measure of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. Revenues for annual recurring revenue and total contract value are measured under GAAP.
During the third quarter of fiscal year 2008, we signed contracts with new clients and incremental business with existing clients representing $244.5 million of annual recurring revenue with an estimated $1.1 billion in total contract value. The Commercial segment contributed 37% of the new contract signings (based on annual recurring revenues) including a contract to provide finance and accounting outsourcing services to a manufacturing client and a contract to provide information technology outsourcing services to a large hospital. We expanded our customer care services to a wireless communications company. The Government segment contributed 63% of the new contract signings (based on annual recurring revenues). We signed a new electronic benefit transfer contract with the California Health and Human Service Department, a new Medicaid contract with Tennessee Department of Tenncare, and a contract to provide automatic traffic management to the Kingdom of Saudi Arabia. We also teamed with Comerica Inc. to provide card processing and customer support to the U. S. Department of the Treasury. For the nine months ended March 31, 2008, we signed contracts with new clients and incremental business with existing clients representing $590.6 million of annual recurring revenue with an estimated $2.5 billion in total contract value.
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
We monitor the capital intensity, defined as the total of capital expenditures and additions to intangible assets as a percentage of revenue, of new business signings. Understanding the capital intensity of new business signings is helpful in determining the future free cash flow generating levels of our business. Historically, the capital intensity in our business has ranged between 5% and 7% of revenue. During the first nine months of fiscal year 2008, the overall capital intensity of our business was approximately 5% of revenue. During fiscal year 2007, the overall capital intensity of our business was approximately 6% of revenue. We expect that as our new business signings ramp, we will incur capital expenditures associated with the new business, which could increase the capital intensity over the current fiscal year 2008 percentage, but expect that the capital intensity will remain within our historical range. We believe the expected capital intensity range of our new business signings reflects a healthy competitive environment and the related risks we are taking with respect to our new business process outsourcing business and information technology services business.
Retaining and training our employees is a key component to our historical success and will continue to be a major factor in our future success. Because we operate in intensely competitive markets, our success depends to a significant extent on our ability to attract, retain and motivate highly skilled and qualified personnel. We consistently review our employee retention rates on a regional and global basis to ensure that we are competitive in hiring, retaining and motivating our employees. We perform benchmarking studies in some markets in which we compete to ensure our competitiveness in compensation and benefits and utilize employee surveys to gauge our employees’ level of satisfaction. We provide our employees ongoing technological, management, financial and leadership training and will continue to do so to develop our employees and remain competitive. We utilize activity based compensation as a means to motivate certain of our employees in both segments of our business and anticipate increasing our use of activity based compensation in fiscal year 2008. We believe our use of activity based compensation is a competitive advantage for ACS.
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
Board of Directors
Please see Note 3 to our Consolidated Financial Statements for a discussion of the changes in our Board of Directors during the first nine months of fiscal year 2008.
Business combinations
Please see Note 4 to our Consolidated Financial Statements for a discussion of our business combinations during the third quarter of fiscal year 2008.
Divestiture
Please see Note 14 to our Consolidated Financial Statements for a discussion of the divestiture of our decision support business during the second quarter of fiscal year 2008.
Adoption of FIN 48
Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. Please see Note 8 to our Consolidated Financial Statements for a discussion of our adoption of FIN 48.
Stock option repricing
Please see Note 15 to our Consolidated Financial Statements for a discussion of the repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
Subsequent events
In April 2008, we signed an agreement to expand our global public transit service capabilities with the acquisition of Orbital Sciences Corporation’s Transportation Management Systems (“TMS”) business for approximately $42.5 million. The closing of the transaction is subject to customary conditions. TMS is a provider of Global Positioning System (“GPS”)-based fleet management systems.
In April 2008, we acquired CompIQ Corporation (“CompIQ”), for approximately $22 million, plus contingent payments based on future financial performance. The transaction was funded with cash on hand. CompIQ is a provider of workers’ compensation claims review, re-pricing and software solutions.

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

	Three Months Ended March 31,				Nine months Ended March 31,
	2008	2007	$ Growth	Growth %	2008	2007	$ Growth	Growth %
Consolidated

Total Revenues	$1,542,370	$1,440,546	$101,824	7%	$4,546,895	$4,252,745	$294,150	7%
Less: Divestitures	—	(2,191)	2,191		—	(3,047)	3,047

Adjusted	$1,542,370	$1,438,355	$104,015	7%	$4,546,895	$4,249,698	$297,197	7%

Acquired revenues	$33,256	$—	$33,256	2%	$70,970	$168	$70,802	2%
Internal revenues	1,509,114	1,438,355	70,759	5%	4,475,925	4,249,530	226,395	5%

Total	$1,542,370	$1,438,355	$104,015	7%	$4,546,895	$4,249,698	$297,197	7%

Commercial

Total Revenues	$922,385	$851,188	$71,197	8%	$2,704,286	$2,532,797	$171,489	7%
Less: Divestitures	—	—	—		—	—	—

Adjusted	$922,385	$851,188	$71,197	8%	$2,704,286	$2,532,797	$171,489	7%

Acquired revenues	$26,297	$—	$26,297	3%	$49,907	$—	$49,907	2%
Internal revenues	896,088	851,188	44,900	5%	2,654,379	2,532,797	121,582	5%

Total	$922,385	$851,188	$71,197	8%	$2,704,286	$2,532,797	$171,489	7%

Government

Total Revenues	$619,985	$589,358	$30,627	5%	$1,842,609	$1,719,948	$122,661	7%
Less: Divestitures	—	(2,191)	2,191		—	(3,047)	3,047

Adjusted	$619,985	$587,167	$32,818	6%	$1,842,609	$1,716,901	$125,708	7%

Acquired revenues	$6,959	$—	$6,959	1%	$21,063	$168	$20,895	1%
Internal revenues	613,026	587,167	25,859	5%	1,821,546	1,716,733	104,813	6%

Total	$619,985	$587,167	$32,818	6%	$1,842,609	$1,716,901	$125,708	7%

RESULTS OF OPERATIONS
The following table sets forth the items from our Consolidated Statements of Income expressed as a percentage of revenues. Please refer to the comparisons below for discussion of items affecting these percentages.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues:
Wages and benefits	47.8	47.8	47.4	47.6
Services and supplies	21.9	21.2	22.1	21.5
Rent, lease and maintenance	12.0	12.1	12.2	12.5
Depreciation and amortization	6.2	6.1	6.2	6.0
Other	0.5	0.6	0.5	0.6

Total cost of revenues	88.4	87.8	88.4	88.2

Other operating expenses	1.0	0.9	1.3	1.1

Total operating expenses	89.4	88.7	89.7	89.3

Operating income	10.6	11.3	10.3	10.7

Interest expense	2.5	3.2	2.8	3.3
Other non-operating income, net	(0.3)	(0.8)	(0.2)	(0.5)

Pretax profit	8.4	8.9	7.7	7.9

Income tax expense	3.0	3.2	2.6	2.8

Net income	5.4%	5.7%	5.1%	5.1%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 TO THE THREE MONTHS ENDED MARCH 31, 2007
Revenues
In the third quarter of fiscal year 2008, our revenues increased $101.8 million, or 7%, to $1.5 billion from $1.4 billion in the third quarter of fiscal year 2007. Internal revenue growth for the third quarter of fiscal year 2008 was 5% and the remainder of the revenue growth was related to acquisitions.
Revenue in our Commercial segment, which represents 60% of consolidated revenue for the third quarter of fiscal year 2008, increased $71.2 million, or 8%, to $922.4 million in the third quarter of fiscal year 2008 compared to the same period last year. Internal revenue growth was 5% and growth from acquisitions was 3%. Internal revenue growth was due primarily to growth in our contracts with Sprint Nextel Corporation, the University of Phoenix, GlaxoSmithKline, Verizon and DCP Midstream. We also experienced growth in our human resources consulting line of business. The items discussed above collectively represent approximately 93% of our internal revenue growth for the period in this segment.
Revenue in our Government segment, which represents 40% of consolidated revenue for the third quarter of fiscal year 2008, increased $30.6 million, or 5%, to $620 million in the third quarter of fiscal year 2008 compared to the same period last year. Internal revenue growth was 5% and growth from acquisitions was 1%. We experienced growth in our eligibility contracts with the State of Indiana, in our transportation business with our contract with Montreal, Canada, in our information technology services business with the State of Maryland and in our state healthcare business with our Medicaid contract with Washington, DC. This growth was offset by declines in our transportation business for our contract with Melbourne, Australia and in our state healthcare business for our Texas Medicaid and Mississippi Medicaid contracts. The areas discussed above collectively represent approximately 77% of our internal revenue growth for the period in this segment.

Operating expenses
Wages and benefits increased $47.3 million, or 6.9% in the third quarter of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue wages and benefits remained constant. During the third quarter of fiscal year 2008, we recorded a charge of $0.5 million for estimated costs related to certain former employees’ stock options as discussed in Note 15 to our Consolidated Financial Statements.
Services and supplies increased $33.6 million, or 11%, to $338.3 million in the third quarter of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, services and supplies increased 0.7% to 21.9% in the third quarter of fiscal year 2008 from 21.2% in the third quarter of fiscal year 2007 primarily due to the acquisition of Syan, which as an ITO provider has a higher component of services and supplies than our other operations. During the third quarter of fiscal year 2007, we recorded a charge of $0.6 million related to our ongoing stock option investigation and shareholder derivative lawsuits and $0.5 million related to our fiscal year 2007 restructuring activities.
Rent, lease and maintenance expenses increased $10.6 million, or 6%, to $184.6 million in the third quarter of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, rent, lease and maintenance expenses decreased 0.1%, to 12%. During the third quarter of fiscal year 2008, we recorded $0.6 million for electronic data storage costs related to our ongoing stock option investigation. During the third quarter of fiscal year 2007, we recorded $1.6 million related to our fiscal year 2007 restructuring activities, primarily due to lease termination fees.
Other expenses decreased $1.1 million, or 13.4%, to $7.3 million in the third quarter of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, other expenses decreased 0.1%, to 0.5%. During the third quarter of fiscal year 2007, we recorded approximately $0.1 million in other expenses for an asset impairment.
Other operating expenses increased $1.7 million or 12.7% to $15.2 million in the third quarter of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, other operating expenses increased 0.1%, to 1%. Other operating expenses in the third quarter of fiscal years 2008 and 2007 were impacted by the items listed below (in millions):

	For the Three Months Ended
	March 31,
	2008	2007
Commercial segment:
Pre-acquisition litigation settlement related to our human resources consulting and outsourcing business acquired from Mellon Financial Corporation in May 2005 and subsequent recovery from seller	$(1.8)	$2.2
Provision for uncollectible accounts receivable related to the loss of a sub-prime lending client due to bankruptcy	—	1.5

Corporate segment:
Legal costs associated with the ongoing stock option investigations and shareholder derivative lawsuits, net of insurance recovery	9.2	3.7
Legal costs associated with the potential sale of the Company	0.2	0.6

Total	$7.6	$8.0

As a percentage of revenue	0.5%	0.5%

Operating income
Operating income increased $1.3 million, or 0.8%, to $163.9 million. As a percentage of revenue, operating income decreased 0.7% to 10.6% in the third quarter of fiscal year 2008 from 11.3% in the third quarter of fiscal 2007. Operating income as a percentage of revenue was negatively impacted by start up costs in our commercial human resources and finance and accounting outsourcing businesses, as well as our government eligibility business. Operating income in the third quarter of fiscal years 2008 and 2007 was impacted by the items discussed above, including the following (in millions):

	For the Three Months Ended
	March 31,
	2008	2007
Commercial segment:
Costs related to our fiscal year 2007 restructuring activities	$—	$(2.8)
Pre-acquisition litigation settlement related to our human resources consulting and outsourcing business acquired from Mellon Financial Corporation in May 2005 and subsequent recovery from seller	1.8	(2.2)
Provision for uncollectible accounts receivable and other charges related to the loss of a sub-prime lending client due to bankruptcy	—	(1.6)
Asset impairment	—	(0.4)

Government segment:
Revenue related to the settlement of the North Carolina contract dispute	—	3.4

Costs related to our fiscal year 2007 restructuring activities	—	(0.9)

Corporate segment:
Legal and other costs associated with the ongoing stock option investigations and shareholder derivative lawsuits, net of insurance recovery	(9.8)	(4.3)
Legal costs associated with the potential sale of the Company	(0.2)	(0.6)
Cost related to certain former employees’ stock options	(0.5)	—

Total	$(8.7)	$(9.4)

As a percentage of revenue	(0.6)%	(0.7)%

Interest expense
Interest expense decreased $7.1 million in the third quarter of fiscal year 2008 compared to the same period in the prior year, to $39.3 million primarily due to lower interest rates on outstanding balances on our Credit Facility (defined below) during the third quarter of fiscal year 2008 as compared to the same period of the prior year.
Other income, net
Other income, net decreased $7.8 million in the third quarter of fiscal year 2008 compared to the same period in the prior year. The third quarter of fiscal year 2007 includes a gain of $9.1 million on the sale of a minority interest in a professional services business. In addition, other income, net decreased in the third quarter of fiscal year 2008 due to lower income on the investments supporting our deferred compensation plans offset by higher foreign currency transaction gains and gains on our foreign currency forward agreements.
Income tax expense
Our effective income tax rate decreased to 36% in the third quarter of fiscal year 2008 from 36.2% in the third quarter of fiscal year 2007. Our effective income tax rate decreased primarily due to the settlement of audit issues with taxing authorities.
COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2008 TO THE NINE MONTHS ENDED MARCH 31, 2007
Revenues
In the first nine months of fiscal year 2008, our revenues increased $294.1 million, or 7%, to $4.5 billion from $4.3 billion in the first nine months of fiscal year 2007. Internal revenue growth for the first nine months of fiscal year 2008 was 5% and the remainder of the revenue growth was related to acquisitions.
Revenue in our Commercial segment, which represents 59% of consolidated revenue for the first nine months of fiscal year 2008, increased $171.5 million, or 7%, to $2.7 billion in the first nine months of fiscal year 2008 compared to the same period last year. Internal revenue growth was 5%, due primarily to growth in contracts with Sprint Nextel Corporation, University of Phoenix, GlaxoSmithKline, the Walt Disney Company, DCP Midstream and Verizon. We also experienced growth in our human resources consulting and human resources and benefits outsourcing lines of business. The growth was offset by declines for APL, a Commercial client. The items discussed above collectively represent approximately 89% of our internal revenue growth for the period in this segment. Revenue growth from acquisitions was 2% for the first nine months of fiscal year 2008.
Revenue in our Government segment, which represents 41% of consolidated revenue for the first nine months of fiscal year 2008, increased $122.7 million, or 7%, to $1.8 billion in the first nine months of fiscal year 2008 compared to the same period last year. Internal revenue growth was 6% and growth from acquisitions was 1%. We experienced growth in contracts with the states of Indiana for eligibility and Maryland for information technology services and our contract with Maryland EZPass. We experienced growth in our transportation business with our contracts with Melbourne, Australia and Montreal, Canada as well as our urban and airport parking services contracts. We experienced growth in our healthcare offerings with our Medicaid contract with Washington, D.C. This growth was offset by declines in our contracts with the Department of Education, Texas Medicaid, and North Carolina Community College. The areas discussed above collectively represent approximately 86% of our internal revenue growth for the period in this segment.
Operating expenses
Wages and benefits increased $129.9 million or 6.4% to $2.2 billion in the first nine months of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, wages and benefits decreased 0.2% to 47.4% in the first nine months of fiscal year 2008 from 47.6% in the first nine months of fiscal year 2007. During the first nine months of fiscal year 2008, we recorded $1.2 million of compensation expense related to amending certain employee stock options and $1 million for estimated costs related to certain former employees’ stock options as discussed in Note 15 to our Consolidated Financial Statements. During the first nine months of fiscal year 2007, we recorded $6.7 million of compensation expense related to our fiscal year 2007 restructuring activities and $1.1 million for duplicate costs related to our efforts to relocate domestic functions to offshore facilities.
Services and supplies increased $92.8 million, or 10.2%, to $1 billion in the first nine months of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, services and supplies increased 0.6% to 22.1% in the first nine months of fiscal year 2008 from 21.5% in the first nine months of fiscal year 2007. An increase in revenues for our transportation contracts as discussed above contributed 0.7% to the increase in services and supplies as a percentage of revenues. These contracts have a higher component of services and supplies than our other operations. During the first nine months of fiscal year 2008, we recorded $3.5 million in other costs associated with the potential buyout of the Company. During the first nine months of fiscal year 2007, we recorded $1.3 million related to our ongoing stock option investigation and shareholder derivative lawsuits, $0.5 million for our fiscal year 2007 restructuring activities and $0.2 million for other impairment charges.
Rent, lease and maintenance expenses increased $24.5 million, or 4.6%, to $554.7 million in the first nine months of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, rent, lease and maintenance expenses decreased 0.3%, to 12.2% in the first nine months of fiscal year 2008 from 12.5% in the first nine months of fiscal year 2007. The decrease is primarily due to lower software costs for information technology outsourcing clients in the first nine months of fiscal year 2008 than the first nine months of fiscal year 2007. During the first nine months of fiscal year 2008, we recorded $1.8 million for electronic data storage costs related to our ongoing stock option investigation. During the first nine months of fiscal year 2007, we recorded $2.1 million related to our fiscal year 2007 restructuring activities.
Other expenses decreased $7 million, or 24.8%, to $21.2 million in the first nine months of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, other expenses decreased 0.1%, to 0.5%, in the first nine months of fiscal year 2008 from 0.6% in the first nine months of fiscal year 2007. During the first nine months of fiscal year 2008, we recorded a $1.6 million asset impairment charge in our Commercial segment related to the termination of a Commercial client that was acquired. During the first nine months of fiscal year 2007, we recorded $0.4 million related to our fiscal year 2007 restructuring activities and $1 million for other impairment charges.

Other operating expenses increased $13.7 million, or 28.5%, to $62 million in the first nine months of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, other operating expenses increased 0.2%, to 1.3% in the first nine months of fiscal year 2008 from 1.1% in the first nine months of fiscal year 2007. Other operating expenses in the first nine months of fiscal years 2008 and 2007 were impacted by the following items (in millions):

	For the Nine Months Ended
	March 31,
	2008	2007
Commercial segment:
Litigation settlement	$3.0	$—
Pre-acquisition litigation settlement related to our human resources consulting and outsourcing business acquired from Mellon Financial Corporation in May 2005 and subsequent recovery from seller	(1.8)	2.2
Provision for uncollectible accounts receivable related to the loss of a sub-prime lending client due to bankruptcy	—	1.5

Government segment:
Gain on sale of our decision support business	(2.4)	—
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	(2.2)	—

Corporate segment:
Legal costs associated with the ongoing stock option investigations and shareholder derivative lawsuits, net of insurance recovery	32.2	24.7
Legal costs associated with the potential sale of the Company	5.4	0.6

Total	$34.2	$29.0

As a percentage of revenue	0.8%	0.7%

Operating income
Operating income increased $13.4 million, or 3%, to $467.2 million in the first nine months of fiscal year 2008 compared to the same period in the prior year. As a percentage of revenue, operating income decreased 0.4% to 10.3% in the first nine months of fiscal year 2008 from 10.7% in the first nine months of fiscal year 2007. Operating income in the first nine months of fiscal years 2008 and 2007 was negatively impacted by start up costs in our commercial human resources and finance and accounting outsourcing businesses, and our government eligibility business start up costs, as well as the items discussed above, including the following (in millions):

	For the Nine Months Ended
	March 31,
	2008	2007
Commercial segment:
Litigation settlement	$(3.0)	$—
Impairment charge related to the termination of a Commercial client that was acquired	(1.6)	—
Costs related to our fiscal year 2007 restructuring activities	—	(8.3)
Pre-acquisition litigation settlement related to our human resources consulting and outsourcing business acquired from Mellon Financial Corporation in May 2005 and subsequent recovery from seller	1.8	(2.2)
Provision for uncollectible accounts receivable and other charges related to the loss of a sub-prime lending client due to bankruptcy	—	(1.7)
Asset impairments and other charges	—	(1.3)
Costs related to our efforts to relocate domestic functions to offshore facilities	—	(1.2)

Government segment:
Gain on sale of our decision support business	2.4	—
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	2.2	—
Revenue related to the settlement of the North Carolina contract dispute	—	3.4
Cost related to our fiscal year 2007 restructuring activities	—	(1.3)

Corporate segment:
Legal and other costs associated with the ongoing stock option investigations and shareholder derivative lawsuits, net of insurance recovery	(34.0)	(26.0)
Legal costs associated with the potential sale of the Company	(8.9)	(0.6)
Cost related to amending certain employee stock options	(1.2)	—
Cost related to certain former employees’ stock options	(1.0)	—

Total	$(43.3)	$(39.2)

As a percentage of revenue	(1.0)%	(0.9)%

Interest expense
Interest expense decreased $14.1 million to $126.3 million in the first nine months of fiscal year 2008 compared to the same period in the prior year, primarily due to lower interest rates on outstanding balances on our Credit Facility during the first nine months of fiscal year 2008 as compared to the same period of the prior year. Interest expense in the first nine months of fiscal year 2007 includes $2.6 million in charges related to a waiver fee on our Credit Facility.
Other income, net
Other income, net decreased $13.9 million, to $10.7 million in the first nine months of fiscal year 2008 compared to the same period in the prior year. The first nine months of fiscal year 2007 includes a gain of $9.1 million on the sale of a minority interest in a professional services business. In addition, other income, net decreased in the first nine months of fiscal year 2008 due to lower income on the investments supporting our deferred compensation plans offset by foreign currency transaction gains and gains on our foreign currency forward agreements during the third quarter of fiscal year 2008.
Income tax expense
Our effective income tax rate decreased to 34.5% in the first nine months of fiscal year 2008 from 36.2% in the first nine months of fiscal year 2007. Our effective income tax rate for the nine month period decreased primarily due to an increase in other deductions and credits, settlement of items with taxing authorities, as well as approximately $4 million reduction in our net tax expense due to a refund, which was netted against our tax liability, resulting in a reduction of interest expense calculated in accordance with FIN 48.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow
During the first nine months of fiscal year 2008, we generated approximately $560.1 million in cash flows provided by operating activities compared to $395 million in the first nine months of fiscal year 2007. Our cash flows provided by operating activities were impacted by higher net income, lower payments for tax liabilities due to our tax receivable position, and timing of payment to vendors for accounts payable offset by timing of collections on increased revenue and higher annual incentive compensation payments to employees during the first nine months of fiscal year 2008 than in the prior year period. Our cash flows provided by operating activities were also impacted by the following items (in millions):

	Nine Months Ended
	March 31,
	2008	2007
Interest payments on outstanding debt	$(117.6)	$(121.1)
Cash paid on tax, interest and penalties related to our stock option grant practices as discussed above	—	(35.0)
Cash paid for legal fees and other costs related to the investigations into our stock option grant practices, derivative lawsuits related to our stock option grant practices and the potential sale of the company as discussed above	(35.1)	(24.9)
Cash paid to current employees related to stock option repricing as the result of our internal investigation of our stock option grant practices	(6.7)	—
Cash received for interest income	6.5	6.8

	$(152.9)	$(174.2)

Accounts receivable fluctuations may have a significant impact on our cash flows provided by operating activities. The payments received from clients on our billed accounts receivables and the increase in such accounts receivable are reflected as a single component of our cash flows provided by operating activities, and the timing of collections of these receivables may have either a positive or negative impact on our liquidity. As discussed below in “Critical Accounting Policies”, revenues on certain fixed price contracts where we provide information technology development and implementation services are recognized using Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Revenues are recognized using the percentage of services completed. However, payment on these contracts is typically tied to certain contractual milestones, which often lags the cumulative accounts receivable recorded in the early periods of implementation. Therefore, we will experience an increase in our unbilled receivables during the development and implementation period until the contractual milestones are reached, at which time we are able to bill the customer.
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
The following table sets forth the calculations of free cash flow (in thousands):

	Nine Months Ended
	March 31,
	2008	2007
Net cash provided by operating activities	$560,101	$394,977
Purchases of property, equipment and software, net	(192,563)	(239,123)
Additions to other intangible assets	(25,844)	(30,266)

Free cash flow	$341,694	$125,588

During the first nine months of fiscal year 2008, net cash used in investing activities was $376.9 million compared to $379.8 million in the first nine months of fiscal year 2007. In the first nine months of fiscal year 2008, we used $150.5 million for acquisitions, primarily for the purchase of Syan, Ltd and sds business services GmbH (see Note 4) and contingent consideration payments on prior year acquisitions, including Heritage Information Systems, Inc. and Primax Recoveries, Inc. In the first nine months of fiscal year 2007, we used $120.5 million for acquisitions, net of cash acquired, primarily for the purchase of Systech Integrators, Inc. and Primax Recoveries, Inc., and contingent consideration payments for prior year acquisitions. Cash used for the purchase of property, equipment and software and additions to other intangible assets was $218.4 million and $269.4 million for the first nine months of fiscal years 2008 and 2007, respectively. During the first nine months of fiscal year 2008, we paid Lockheed Martin Corporation $6.5 million to settle all claims related to the sale of the majority of our federal business and our acquisition of Lockheed Martin Corporation’s commercial information technology services business in fiscal year 2004. During the first nine months of fiscal year 2008, we received $4 million on the sale of our decision support business. During the first nine months of fiscal years 2008 and 2007, we used $8 million and $6.4 million, respectively, to purchase long-term investments primarily related to our deferred compensation plans.
During the first nine months of fiscal years 2008 and 2007, net cash used in financing activities was $161.6 million and $20.1 million, respectively. Such financing activities include net borrowings on our Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”), proceeds from the exercise of stock options, excess tax benefits from stock-based compensation and proceeds from the issuance of treasury shares offset by purchases of treasury shares under our share repurchase programs.
Credit arrangements
Draws made under our Credit Facility are made to fund cash acquisitions and share repurchases and for general working capital requirements. During the last twelve months, the balance outstanding under our credit facilities for borrowings ranged from $1.82 billion to $1.88 billion. At March 31, 2008, we had approximately $779.7 million available under our revolving credit facility after giving effect to outstanding indebtedness of $98.1 million and $122.2 million of outstanding letters of credit that secure certain contractual performance and other obligations and reduce the availability of our revolving credit facility. At March 31, 2008, we had $1.9 billion outstanding under our Credit Facility, of which $1.8 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt. Approximately $1.8 billion of our outstanding Credit Facility bore interest from 4.65% to 5.63% and approximately $30.2 million bore interest from 3.76% to 3.94%. Please see Note 12 to our Consolidated Financial Statements for a discussion of the interest rate swap and interest rate collar agreements related to interest rates on our Credit Facility.
Please see Note 15 to our Consolidated Financial Statements for a discussion of our outstanding surety bonds and letters of credit.
Please see Note 15 to our Consolidated Financial Statements for a discussion of the declaratory action with respect to the alleged default and purported acceleration of our Senior Notes.
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
Derivative instruments and hedging activities
Please see Note 12 to our Consolidated Financial Statements for a discussion of our derivative instruments and hedging activities.
Share Repurchase Programs
Please see Note 9 to our Consolidated Financial Statements for a discussion of our share repurchase programs.

Stock Option Repricing
Please see Note 15 to our Consolidated Financial Statements for a discussion of the repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
Other
At March 31, 2008, we had cash and cash equivalents of $328.9 million compared to $307.3 million at June 30, 2007. Our working capital (defined as current assets less current liabilities) increased $75.1 million to $914.8 at March 31, 2008 from $839.7 million at June 30, 2007. Our current ratio (defined as total current assets divided by total current liabilities) was 1.9 at both March 31, 2008 and June 30, 2007. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 53% and 54% at March 31, 2008 and June 30, 2007, respectively.
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
DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     AS OF MARCH 31, 2008 (IN THOUSANDS):

		Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	After 5 Years

Senior Notes, net of unamortized discount (1)	$499,509	$—	$249,963	$—	$249,546
Long-term debt (1)	1,863,735	18,891	36,076	1,808,688	80
Capital lease obligations (1)	54,706	28,165	25,092	1,449	—
Operating leases (2)	1,012,970	340,141	493,257	127,234	52,338
Purchase obligations (3) (4)	25,688	11,170	11,596	2,922	—

Total Contractual Cash Obligations	$3,456,608	$398,367	$815,984	$1,940,293	$301,964

		Amount of Commitment Expiration per Period
	Total
	Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	3-5 Years	After 5 Years

Standby letters of credit	$122,160	$114,160	$8,000	$—	$—
Surety bonds	580,274	509,941	66,886	3,447	—

Total Commercial Commitments	$702,434	$624,101	$74,886	$3,447	$—

(1)	Excludes accrued interest of $11.7 million at March 31, 2008.

(2)	We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2013, which are included in operating leases in the table.

(3)	We have entered into various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2011, and are included in purchase obligations in the table.

(4)	In June 2006, we entered into a two year agreement with Rich Capital, LLC, an M&A advisory firm owned by Jeffery A. Rich, a former Chief Executive Officer, to provide us with advisory services in connection with potential acquisition candidates. This contractual obligation is included in purchase obligations in the table above. However, we have currently suspended payment under this agreement pending determination whether Rich Capital, LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.

We made contributions of approximately $8.2 million to our pension plans during the first nine months of fiscal year 2008 and expect to contribute approximately $14 million to our pension plans in fiscal year 2008. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of March 31, 2008. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies for discussion of our pension plans.
Please see Note 15 to our Consolidated Financial Statements for a discussion of our outstanding surety bonds and letters of credit.
Please see Note 15 to our Consolidated Financial Statements for a discussion of our obligation to make contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions.
As discussed in Note 15 to our Consolidated Financial Statements, as of March 31, 2008 we accrued approximately $7.7 million to be paid to current and former employees related to stock option repricing as the result of our internal investigation of our stock option grant practices. Approximately $6.7 million was paid during the third quarter of fiscal year 2008 related to these liabilities.
Please see Note 8 to our Consolidated Financial Statements for discussion of our adoption of the provisions of FIN 48 as of July 1, 2007 and our uncertain tax positions. We are unable to make a reasonably reliable estimate as to when a cash settlement with a taxing authority will occur.
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
Revenues on certain fixed price contracts where we provide information technology system development and implementation services are recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using SOP 81-1. SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that are binding agreements between us and our customers in which we agree, for compensation, to perform a service to the customer’s specifications. These services require that we perform significant, extensive and complex design, development, modification and implementation activities for our customers’ systems. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with the agreement.
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
We made assumptions of discount rate, long-term rate of return on assets and rate of increase in compensation levels in order to determine our benefit obligations and net periodic benefit costs. These assumptions are described in our Annual Report on Form 10-K for the year ended June 30, 2007. The addition of the plans acquired with the SDS acquisition did not materially change the assumptions and there have been no changes to our assumptions for our existing plans since that filing.
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
Effective July 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. Please see Note 8 to our Consolidated Financial Statements for a discussion of the adoption of FIN 48 and the impact on our financial condition and results of operations.
NEW ACCOUNTING PRONOUNCEMENTS
Please see Note 16 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates.
Our Credit Facility is a variable rate facility that is tied to LIBOR. Based on our outstanding variable rate debt of $762.6 million at March 31, 2008, net of $1.1 billion under our interest rate swap and interest rate collar agreements discussed below, a 100 basis point change in LIBOR would change annual interest expense by approximately $7.6 million.

We entered into a zero cost interest rate collar on January 28, 2008. The collar is designated as a cash flow hedge of forecasted interest payments associated with our floating rate debt, and contains an interest rate cap of 3.281% and a floor of 2.425%. The notional amount of the collar is $500 million, which combined with our $600 million interest rate swap (discussed below), hedges $1.1 billion of our floating rate debt. The interest rate collar was executed in two transactions each having two year terms, $300 million of which expires on January 30, 2010 and $200 million of which expires February 11, 2010.
In March 2007, we entered into a five-year amortizing interest rate swap agreement. As of March 31, 2008 and June 30, 2007, the notional amount of the agreement totaled $600 million and $700 million, respectively. The agreement is designated as a cash flow hedge of forecasted interest payments on floating rate debt. The interest rate swap is structured such that we pay a fixed rate of interest of 4.897%, and receive a floating rate of interest based on one month LIBOR.
As of March 31, 2008, there have been no other material changes in our market risk from June 30, 2007. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2008. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2008 our disclosure controls and procedures were effective. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchase program
Please see Note 9 to our Consolidated Financial Statements for a discussion of our Share Repurchase Programs.
We had no repurchase activity for the quarter ended March 31, 2008. Please refer to the discussion in Note 9 to our Consolidated Financial Statements for the cumulative repurchases under our previous share repurchase programs.
The Company has not made any repurchases nor does it contemplate making any repurchases under the August 2006 share repurchase program. Under the $1 billion share repurchase program endorsed by the Board of Directors in November 2007, the Company was authorized to repurchase only $200 million of our Class A common stock. These repurchases were made in the second quarter of fiscal year 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Please see Note 6 to our Consolidated Financial Statements for a discussion of the declaratory action with respect to the alleged default and purported acceleration of our Senior Notes.
ITEM 6. EXHIBITS
Reference is made to the Index to Exhibits beginning on page 45 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May, 2008.

AFFILIATED COMPUTER SERVICES, INC.
By:	/s/ Kevin Kyser
Kevin Kyser
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
2.1	Stock Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Corporation and Affiliated Computer Services, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Service, Inc. and Affiliated Computer Services, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.3	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).

2.4	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).

2.5	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on March 19, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed March 21, 2008 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.5	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.6	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.7	Amended and Restated Rights Agreement, dated April 2, 1999, between Affiliated Computer Services, Inc. and First City Transfer Company, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed May 19, 1999 and incorporated herein by reference).

4.8	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 5, 2002, by and between Affiliated Computer Services, Inc. and First City Transfer Company (filed as Exhibit 4.1 to our Current Report on

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
Form 8-K, filed February 6, 2002 and incorporated herein by reference).

4.9	Form of Rights Certificate (included as Exhibit A to the Amended and Restated Rights Agreement (Exhibit 4.3)).

4.10	Certificate of Elimination of the Series A Cumulative Redeemable Preferred Stock of Affiliated Computer Services, Inc. dated August 20, 2001 (filed as Exhibit 4.3 to our Registration Statement on Form S-8, filed June 13, 2007 and incorporated herein by reference).

10.1†	Executive Employment Agreement, entered into January 4, 2008 and effective December 14, 2007, by and between Affiliated Computer Services, Inc. and Lynn R. Blodgett (filed as Exhibit 99.1 to our Current Report on Form 8-K, filed January 11, 2008 and incorporated herein by reference).

10.2†	Form of Severance Agreement, each dated as of March 1, 2004 except as otherwise noted, by and between Affiliated Computer Services, Inc. and each of Mark A. King, Warren D. Edwards, Harvey Braswell (September 14, 2004), John Brophy, William L. Deckelman, Jr., Ann Vezina (May 25, 2006), Kevin Kyser (entered into January 31, 2008 and effective December 14, 2007) and Tom Blodgett (entered into January 31, 2008 and effective December 14, 2007) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 17, 2004 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.