Form 10-K
period 2008-06-30
AFFILIATED COMPUTER SERVICES INC
filed 2008-08-28
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Mark One	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[ X ]	For the fiscal year ended June 30, 2008
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission file number 1-12665
AFFILIATED COMPUTER SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0310342

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
2828 North Haskell, Dallas, Texas 75204
(Address of principal executive offices, including zip code)
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
Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.  Yes [X ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X ]
As of August 18, 2008, 90,668,572 shares of Class A common stock and 6,599,372 shares of Class B common stock were outstanding. The aggregate market value of the Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of the last business day of the second quarter of fiscal year 2008 approximated $3,941,016,506.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement for the 2008 Annual Meeting are incorporated by reference in Part III.

AFFILIATED COMPUTER SERVICES, INC.
FORM 10-K
Fiscal Year Ended June 30, 2008

Part I
Item 1.	Business	1
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	21

Part II
Item 5.	Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	107
Item 9A.	Controls and Procedures	107
Item 9B.	Other Information	107

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	108
Item 11.	Executive Compensation	108
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	108
Item 13.	Certain Relationships and Related Transactions, and Director Independence	108
Item 14.	Principal Accounting Fees and Services	108

Part IV
Item 15.	Financial Statements and Exhibits	108
Form of Stock Option Agreement
Form of Stock Option Agreement
Form of Stock Option Agreement
Subsidiaries
Consent of PricewaterhouseCoopers LLP
Consent of Value Incorporated
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 1350
Certification of CFO Pursuant to Section 1350

PART I
ITEM 1. BUSINESS
Affiliated Computer Services, Inc. (“ACS” or the “Company”), is a provider of business process outsourcing and information technology services to commercial and government clients. Our services are focused on vertical markets and centered on our clients’ needs. The services we provide enable our clients to concentrate on their core operations, respond to rapidly changing technologies and reduce expenses associated with their business processes and information processing. We typically service our clients through long-term contracts and leverage our global production model with approximately 65,000 employees worldwide. We support client operations in more than 100 countries.
We were incorporated in Delaware on June 8, 1988. Our corporate headquarters is located in Dallas, Texas. We are a Fortune 500 and S&P 500 company.
Market Overview
We provide non-core, mission critical services that our clients need to run their day-to-day business. We believe the market for our services is vast. The demand for our services has grown in recent years, and we believe that this demand will continue to grow as the overall acceptance of outsourcing increases in both the Commercial and Government segments.
Business Strategy
The cornerstone of our business strategy is our focus on vertical markets and technology solutions that we can leverage across our business and client base. We have significant subject matter expertise in the vertical markets we serve, which, combined with our business strategy, provides us with capabilities to deliver innovative solutions that enable our clients to achieve better outcomes through outsourcing.
The key elements of our business strategy include the following.
Vertical Market Focused – Our strategy is to continue to identify common vertical markets where we can leverage technology solutions across our existing client base and to attract new clients within the vertical markets. In addition, we seek to expand our services into new vertical markets where we can leverage our technology solutions, existing subject matter expertise or process expertise. We also intend to leverage our core competency in mergers and acquisitions to help us add new vertical markets. Our ability to identify vertical markets and leverage our technology solutions provides us with opportunities to achieve economies of scale.
Innovate – We strive to continue to improve our technology and business process solutions through innovation and acquisitions. Our ability to innovate allows us to provide our clients with additional opportunities to reduce their operating expenses and to focus on their core operations, which deepens our client relationships, as we invest in their long-term success.
Operational Focus – We believe that our long-term success is dependent upon our ability to apply our operational excellence model to our client contracts and internal processes. Our operational excellence model leverages our global production model, our incentive based compensation process, our WorkFlow technology backbone and our financial discipline. Our ability to leverage our operational excellence model also helps us maintain a competitive cost structure.
Nimble and Accountable Organization – Our goal is to remain nimble and accountable by keeping our business units small and responsive. We believe our organizational structure provides us with better opportunities for growth.
Sell – We intend to invest in our sales force and sales processes in order to derive incremental new business signings. Our ability to grow our new business signings is a critical element to growing our total and internal revenues.
Recruit, Train & Retain – We seek to hire motivated individuals with strong character and leadership traits and provide them with ongoing technological and leadership skills training. We believe that attracting, training, and retaining high quality employees is essential to our growth.

Employees
As of June 30, 2008, we had approximately 65,000 employees, including approximately 45,000 employed domestically, with the balance employed in our international operations. Of our domestic employees, approximately 60 are represented by a union. Approximately 1,300 of our international employees are represented by unions, primarily in Mexico and Ghana. Approximately 700 of our European employees and approximately 300 of our employees in Brazil are subject to collective bargaining agreements. Employment arrangements for our international employees are often governed by works or labor council arrangements. We have had no work stoppages or strikes by our employees. Management considers its relations with employees and union officials to be good.
As of June 30, 2008, approximately 50,000 domestic and international employees support our commercial clients and approximately 14,300 primarily domestic employees support our government clients and approximately 400 primarily domestic employees are in our Corporate segment.
Segment Information
Our business is structured around two reporting segments – Commercial and Government. These segments are comprised of lines of business that are focused on specific vertical markets or horizontal solutions. The graphic below provides an overview of our reporting segments and the lines of business within these reporting segments.
Our focus on vertical markets and horizontal solutions provides us with subject matter expertise which allow us to deliver innovative and leveragable solutions that drive better outcomes for our clients. The graphic below provides an overview of our approach to vertical markets and horizontal solutions.

During fiscal year 2008, we reorganized the internal operating and reporting structures in our Commercial and Government segments to more formally align our sales, service delivery and financial organizations under their appropriate leadership. As a result, we have restated our Commercial and Government segment results for prior periods to reflect our current operating and reporting structure. The restatement has no impact on our consolidated results for the period of restatement. Please refer to Note 25 of the Notes to Consolidated Financial Statements for further discussion of our segments.
During the last three fiscal years, our revenues by segment were as follows (in thousands):

	Fiscal year ended June 30,
	2008	2007	2006
Commercial (a)	$3,673,981	$3,404,935	$3,118,159
Government (b)	2,486,569	2,367,544	2,235,502

Total revenues	$6,160,550	$5,772,479	$5,353,661

(a)	Includes $14 million, $18 million and $18.8 million of revenues for fiscal years 2008, 2007 and 2006, respectively, from operations divested through June 30, 2008.

(b)	Includes $3.6 million, $8.8 million and $112.7 million of revenues for fiscal years 2008, 2007 and 2006, respectively, from operations divested through June 30, 2008.
Commercial Segment
Our Commercial segment accounted for approximately $3.67 billion, or 60% of our fiscal year 2008 revenues. Our Commercial segment provides business process outsourcing, information technology services, systems integration services and consulting services to our commercial clients. This segment is focused on vertical markets that offer good growth opportunities and vertical market subject matter expertise including communications and consumer goods, healthcare, transportation, consumer goods and services, and financial services, which includes education services. Within the vertical markets we serve, we develop or acquire technology solutions that we leverage across our client base and each vertical market which provides us with economies of scale. Our horizontal solutions include information technology, human capital management, finance and accounting, customer care, transaction processing, payment services and commercial education.
Pricing for our services in the commercial market varies by type of service. For business process outsourcing services, we typically price these services on the basis of the number of accounts, resources utilized or transactions processed. Our information technology services are normally priced on a resource utilization basis. Resources utilized include processing time, the number of desktops managed, professional services and consulting time and materials, data storage and retrieval utilization, client accounts, client employee headcount and output media utilized. Our systems integration services are generally offered on a time and materials basis to clients under short-term contractual arrangements. For consulting services, we typically price these services on a time and materials or fixed fee basis.
The Commercial segment is organized to leverage our horizontal solutions and vertical market focus. Our significant horizontal solutions include the following:
Information Technology Outsourcing (“ITO”)
Our ITO services allow our clients to focus on their core competencies while cost-effectively managing the quality of service delivery, infusing thought leadership and innovation to transform our client’s ITO organization. Our ITO services include the following:
Data Center Outsourcing – We provide a 24x7 support organization that maintains a unified set of tools and processes to support our client’s information technology (“IT”) environments including: systems administration, database administration, systems monitoring, batch processing, data backup and capacity planning. We have 12 data centers and three enterprise command centers (“ECC”) in Dallas, Bangalore, India and Monterrey, Mexico. The Dallas facility operates as both a data center and an ECC. Our ECCs offer 24x7 access to operations analysts, service desk teams and systems programmers who deliver practices and procedures established to support and monitor our clients’ processing environment. Our data centers perform various processing activities with network monitoring and problem escalation supported by the ECCs.
Midrange Server Outsourcing - We support our clients’ need for adaptable computing environments and their potential growth. We provide comprehensive systems support services, including systems administration, database administration, systems monitoring, batch processing, data backup and capacity planning for midrange server environments. We leverage our integrated toolsets and procedures while providing our clients with a scalable and automated processing environment.
Network Outsourcing - We provide telecommunications management services for voice and data networks including routers, switches, firewalls, VPN concentrators, channel extension nodes, telephony equipment, circuits and satellite earth stations. We are able to leverage our enterprise agreements, proprietary tools, procedures and skilled personnel to provide our clients with a scalable and automated processing environment.
Remote Infrastructure Management (RIM) - We provide RIM services that allow our clients to retain control of their IT assets but outsource the day-to-day IT operations management.
Help Desk/Service Desk Management – We deliver specialized service desk support from self-service support to remote management and diagnostics. Our approach leverages real-time monitoring tools and techniques to ensure the quality and effectiveness of our service. We are also compliant in ISO 9001 and practice-compliant methodologies in delivering solutions to our clients.
Desktop Outsourcing - Our desktop services provide our clients with a comprehensive approach to managing their end user platforms and devices. We design and execute desktop management strategies that address and resolve issues such as enterprise bandwidth constraints, unstable computing environments, areas of insecurity and unavailable network resources. Our desktop management services focus heavily on preventive and remedial maintenance in conjunction with proactive programs.
Managed Storage - Data storage requirements have become increasingly larger and more complex. We help our clients define, monitor and optimize their data storage requirements while reducing the complexity of their storage environments and associated costs.
Utility Computing - We support large corporations with our utility computing model. Utility computing provides “pay for use” pricing for midrange server clients, which provides variability in resource pricing and relieves our clients from the burden of asset ownership. We have teamed up with strategic partners to provide innovative utility computing solutions that are available to execute enterprise applications and support data needs in a way that maximizes client value and we are able to provide computing, storage and software as a service.
Disaster Recovery – We approach disaster recovery as a multidisciplinary function. We assess our clients’ specific enterprise requirements and then deploy solutions based on these requirements. Our solutions encompass routine off-site storage of backup data to full-scale duplicate sites that can be hot-switched on with little lead time.

Security Services – Our solutions provide security from the desktop to LAN/WAN and internet levels. We leverage a combination of mature methodologies and industry best practices that afford increased ability to protect valuable data while also satisfying industry audit requirements.
IT Commercial Services - We possess category knowledge and tools and processes that allow us to reduce IT and telecommunication costs for our clients. We support a wide range of platforms, software packages and technology operations and have alliances with major suppliers.
Human Capital Management Solutions (“HCMS”)
We provide a comprehensive portfolio of human resources solutions that allows our clients to benefit from best practices, our subject matter expertise, including consulting, and technological solutions. Our human resources services allow our clients to focus on their core competencies while improving the function and performance of their human resources departments. Our HCMS services include the following:
Buck Consulting – Buck is a global human resources consulting firm that helps our clients develop, deploy, and manage their human capital. We develop long-term client relationships based on our core values of innovation, service and professional standards. We deliver solutions to our clients based on their unique human resources and business challenges. Buck is organized into the following integrated practice areas:
Retirement – We offer retirement solutions that focus on financial planning, risk management, and fiduciary effectiveness, including actuarial services to determine funding and expense; defined benefit and defined contribution plan design; nonqualified plan design, funding, and administration; assistance with mergers, spin-offs, and plan terminations; tax and legal compliance; corporate governance and global retirement services.
Health and Productivity – Our health and productivity consultants provide a variety of health care strategies that result in competitive benefits and increased productivity. We provide comprehensive plan management services and specialize in several areas including clinical, pharmacy, wellness, absence management, communication, actuarial, legal, and plan design, as well as consumer-driven health care plan design, administration, and communication.
Global Human Resources (“HR”) Technology and Administration – Our technology consultants work with our clients to assess their current HR structure, processes, underlying technology, and service providers; develop integrated web-based solutions and flexible co-sourcing and outsourcing options tailored to our clients’ unique challenges and needs; and design and implement user-friendly, client-branded human resources portals.
Human Capital Management Consulting – We offer an end-to-end process that helps our clients restructure their human resources organization, staff deployment, and service delivery models that align our clients’ current and future business needs with their organization.
Compensation – Our compensation consultants provide comprehensive solutions to motivate high performance, develop executive and director compensation programs, address complex nonqualified deferred compensation plans, and optimize sales force effectiveness.
Communication – Our communication consultants develop comprehensive strategies to support our clients’ organizational goals, principles, and issues.
Total Benefits Outsourcing – Our Total Benefits Outsourcing solution allows our clients to analyze and manage benefit programs including access to emerging trends, best practices and industry expertise. We leverage technology and best practices to deliver process efficiencies and cost savings to our clients. Our services include administration of the following types of plans: defined contribution, defined benefit and health and welfare plans. We also offer complete employee service center capabilities.
Human Resources Outsourcing – We help our clients redesign, redeploy and restructure their human resources organization, staff and service delivery model. Our comprehensive service offerings include benefits administration, compensation management and administration, learning services, on-boarding, payroll administration, performance management and administration, processing services, reporting and analytics, self-service tools, succession planning and WorkFlow tools.

Learning Process Outsourcing – Our learning process outsourcing (“LPO”) team helps clients analyze, transform and improve their learning processes and capabilities. We provide a full range of LPO services to our clients including learning administration and operations, a flexible, scalable, and extensible learning platform, content development services and management services.
Commercial Education and Financial Services
We are dedicated to helping higher education institutions improve quality of service, streamline internal processes, reduce costs and enhance overall productivity by leveraging our technology, support, best practices and subject expertise. Our loan servicing system provides a comprehensive range of loan services including inbound and outbound call center services, payment processing, entitlement processing, claim filing, pre-default collections, skip tracing and originations. We also provide student financial aid office outsourcing services, including student financial aid counseling, online self-service tools, application processing, and disbursement of funds; student enrollment services; tax credit reporting services, including data collection, transmission, management, reporting, fulfillment and mailing and our document imaging solution which allows us to process, scan and image borrower correspondence, entitlement forms and other records so they may be available online without the need for special software or hardware.
Finance and Accounting
Our Finance and Accounting (“F&A”) services allow our clients to benefit from our global delivery model and our quality management systems, resulting in better accuracy, timeliness and reduced risk for our clients. Our F&A solutions utilize our proprietary WorkFlow tools, allow us to leverage our clients’ existing technology and help our clients avoid investments in additional technology.
Our broad F&A services include order-to-cash services (order management and billing, credit analysis, dispute and deduction, accounts receivable and collections), procure-to-pay services (sourcing services, order management, settlement of invoices, reconciliation of transactions, control/audit services and reporting), payroll processing, travel and expense accounting services, general accounting services (overseeing, coordinating and controlling the accounting records and closing activities of an organization such as intercompany consolidations and close, account reconciliations, fixed assets, inventory/cost accounting and general ledger services), and treasury and cash management services (including sales and use tax compliance services, other tax compliance activities and several treasury support services that include bank account management and reconciliation, cash forecasting and tax processing).
Our key vertical markets in our Commercial segment are as follows:
Communications and Consumer Goods
We deliver business process outsourcing (“BPO”) and information technology (“IT”) solutions to the communications industry, including voice, data, broadband, telephone, wireless, cable, entertainment, and satellite service providers. We operate customer care centers that provide client support services, help desk services, and third-party verification of service changes. We also provide client relationship management services, finance and accounting functions, and information technology solutions. Our communications and consumer goods vertical market includes our relationship with our largest client, Sprint Nextel Corporation, which represents 4% of our fiscal year 2008 revenues.
Healthcare Provider
Our healthcare provider business offers services and solutions to meet the critical financial, operational, and clinical needs of the healthcare provider industry. We offer a full range of consulting services, analytic solutions, revenue cycle management, and outsourcing services and solutions.
Travel, Transportation and Logistics
Our travel, transportation and logistics business helps our clients improve client service, reduce operating costs, access technology and processes, and increase accuracy and timeliness. Through our comprehensive administration services, including customer care, marketing, consulting and advertising services, we help our clients maintain control of mission critical processes.

Financial Services
Our end-to-end business process solutions are flexible and leverage our broad global footprint. We help our clients improve turn-around time in mailroom operations, streamline customer care departments, upgrade IT platforms, improve client retention, reduce cycle time, and drive revenue streams. Our services include credit application processing (mailroom, data capture, fraud detection) and credit card client care (activations, client service, welcome calls, credit protection, collections). We provide mortgage imaging services as well as audit processing and review, legal description text extraction via U.S.-based and offshore processes and electronic final document recordation for the mortgage industry.
Healthcare Payer and Insurance
We deliver administrative efficiencies to our healthcare payer clients through our scalable and flexible transactional business solutions which encompass our global delivery model and domestic payer service centers. We offer an open technology solution that can be based on our technology or leverage our client’s existing technical infrastructure. Our transactional business provides solutions for operational towers including claims, membership and billing, provider maintenance and eligibility.
We also provide cost-of-care efficiencies through our cost recovery and cost avoidance services. We assist our clients in avoiding and ultimately recovering dollars related to inappropriately paid claims. Utilizing our data mining and business rule engines, we identify, track, and audit healthcare claims to help our clients recover or avoid inappropriately paid claims.
Government Segment
During fiscal year 2008, our Government segment generated revenues of approximately $2.49 billion, or 40% of our revenues. Our services help government agencies reduce their operating costs, increase their revenue streams and improve the quality of services that they deliver to their constituents. We provide services to four broad government markets which include state and local government, transportation, government healthcare and the federal government. Our services include technology and business process based services with a focus on transaction processing, child support payment processing, electronic toll collection, traffic violations processing, program management services such as Medicaid fiscal agent services and student loan processing services.
Pricing for our services in the government market varies by the type of service. For business process outsourcing services, we typically price these services based on the number of transactions processed or the number of human services cases managed. Our information technology services are normally priced on a resource utilization basis. Resources utilized include processing time, the number of desktops managed, professional services and consulting time and materials, data storage and retrieval utilization, client accounts, client employee headcount and output media utilized. For services where a development project is required, pricing is generally on a fixed price basis.
In connection with the sale of the majority of our federal business in November 2003 (the “Divested Federal Business”), we entered into a five-year non-competition agreement with Lockheed Martin Corporation that generally prohibits us from offering services or products that were previously provided by the Divested Federal Business. This non-competition agreement does not prohibit us from entering into the federal government market for services not previously provided by the Divested Federal Business, such as certain federal healthcare market services, nor does it restrict us from expanding our relationship with the Department of Education. This non-competition agreement expires in November 2008. The expiration of this agreement will allow us to compete for federal government contracts, beyond our current relationships with the Department of Education and other federal agencies.
Our significant government solutions include the following:
State & Local Solutions (“SLS”)
We help state and local government agencies by providing services that improve agencies’ operating efficiency, increase the level of service provided to their constituents, increase their revenue streams and reduce overall operating costs of service delivery. Our service offerings include the following:

IT Services – We provide information technology services to state and local governments throughout the United States. Our information technology services include full data center management, application integration and maintenance, network management and security, seat management, helpdesk services, and disaster recovery services.
Child Support Solutions – We provide child support payment processing services, including high volume remittance processing and disbursements, as well as associated employer outreach and client service activities. Our services include e-Childcare Solutions® , a paperless, web-based time and attendance system. States that use e-Childcare can document and pay for child care at the point of service, verify eligibility in real time and compensate providers for actual services rendered.
Electronic Benefits Transfer (“EBT”) – We provide electronic payment services to our clients, including EBT programs under which we deliver food stamp and cash benefits using a debit-type electronic card rather than paper checks or food coupons. We also provide our clients with a secure online Women, Infants and Children (“WIC”) EBT system. Our solution provides our clients with online, real-time access to WIC information through a browser-based administrative application, automating the distribution of benefits. We also leverage our debit or electronic payment card solutions to disburse government benefits, including unemployment insurance, Temporary Assistance for Needy Families (“TANF”), child support and employee payroll.
Eligibility Solutions – We offer a range of services and solutions to assist governments in their efforts to modernize their human services eligibility process that range from an enterprise-wide transformation to modernizing their eligibility systems with a commercial off-the-shelf solution.
Government Records Management – We provide electronic recording, internet hosting and web delivery services, custom data conversions, land record re-indexing, index verification and re-creation services, Kodak-recognized archival film laboratories, security microfilming, tape storage and duplication services, and secure underground storage for county and municipal clerks, recorders of deeds, registers, and title companies.
Unclaimed Property – We provide unclaimed property management services and help our clients identify and collect on property, maintain records databases, and manage claims and customer service. We also help our clients with compliance, operations, systems and policy matters.
Transportation Solutions (“TS”)
We help transportation agencies worldwide address their unique challenges with revenue collection and regulation compliance services. From fare collection to toll solutions and from back-office processing to infrastructure installation, we provide systems and services that help governments with their transportation problems. Due to the commonality of transportation problems around the world, including traffic management and congestion and the desire to improve efficiency of fare collections systems, our TS business serves an international client base including clients in the United States, Canada, Mexico, France, Switzerland, Italy, Latvia, Saudi Arabia and Australia. Our service offerings include the following:
Electronic Toll Collection – Our Electronic Toll Collection (“ETC”) solution supports all aspects of ETC operations, including account maintenance, autoload, transponder distribution and replacement, and violations processing. We also provide lane integration solutions, including Open Road Tolling (“ORT”), which allows drivers to pay tolls at highway speeds.
Commercial Vehicle Operations – PrePass® is a nationally implemented system that verifies truck weights and credentials while motor carriers travel at highway speeds, allowing pre-credentialed safe carriers to bypass inspection stations. There are more than 420,000 trucks enrolled in the program, which operates in 29 states as of June 30, 2008.
Motor Vehicle Services – Our offerings include systems for processing and tracking fuel taxes and registrations across states, as well as service centers for state departments of motor vehicles to handle vehicle registration, titling, driver licensing and permit issuance.

Photo Enforcement and Violations Processing – We offer a variety of photo enforcement solutions, including red light, speeding, work zone, school zone, and railroad crossing enforcement, each built on our subject matter expertise and supported by our backend violations processing systems.
Public Transport – Our customized systems and services are used by municipal, regional and national operators to run pieces of equipment, such as automated ticket vending machines, validators, booking office machines, portable inspector terminals and access gates; enabling approximately 50 million passengers a day in both domestic and international markets as of June 30, 2008 to use buses, trolleys, tramways and trains.
On-Street Parking – We provide convenient payment options for on-street parking such as web and phone interfaces, improved parking management tools including new devices for ticket issuance and more effective ticket collections programs. We also integrate multiple functions into a single responsibility center that increases accountability and leads directly to improved performance.
Off-Street and Airport Parking – We design off-street parking applications to meet our clients’ unique requirements and provide solutions that include parking guidance systems that direct patrons to open facilities, access and payment options that facilitate entering and exiting a parking facility, automatic license plate recognition tools that help avert revenue shrinkage and comprehensive back office management solutions that ease reporting and facility management.
Government Healthcare Solutions (“GHS”)
GHS provides our state government clients with health program management solutions to help them administer their programs and control the cost of healthcare. We support the full healthcare continuum including member enrollment, claims processing, health management and eHealth solutions. Our GHS services offerings include the following:
Health Program Administration – We provide Medicaid program administration and operate customized systems as of June 30, 2008 for 14 states including the District of Columbia and offer a comprehensive set of services, including managed care enrollment, eligibility administration, claims processing, provider relations and third-party liability services. We provide business process transformation services, systems development and implementation services, program and policy consulting, analytic and clinical consulting services, customer care operations, health information exchange solutions, claims processing and mailroom operations.
Healthcare and Quality Management – We offer a suite of modeling, profiling, reporting and health risk prediction tools including Medical Utilization Management, Medical Case Management, Disease Management, and Workers’ Compensation Case Management. We hold Utilization Review Accreditation Commission (“URAC”) certifications for utilization management, case management, disease management, and workers’ compensation case management.
Eligibility & Enrollment Solutions – We offer solutions that assist our government healthcare clients expand their constituents’ access to care, maximize voluntary enrollment, and help consumers navigate their healthcare choices. Our services include web-based eligibility determination, choice counseling, enrollments and transfers, customer care operations, outreach and education and quality assurance. We help government agencies implement and manage highly configurable solutions that meet their program needs.
Pharmacy Benefits Management – We provide state governments with customized solutions to meet their pharmacy program goals. We help our clients to contain costs, improve drug therapy, and deliver value to their healthcare-dependent constituents. We serve 31 pharmacy benefits management programs in 27 states as of June 30, 2008.
Federal Solutions
Our services benefit federal agencies and their constituents by leveraging our subject matter expertise, technology solutions and performance-based resource management which improves the federal government’s operating efficiency, increases the level of service provided to its constituents and reduces the federal government’s overall operating costs. Our federal solutions service offerings include the following:
Student Loan Processing – We provide comprehensive loan servicing for the Department of Education’s (the “Department”) Direct Student Loan program, including consolidation loan processing, debt collection services on delinquent accounts, IT infrastructure operations and support, maintenance and development of information systems, and portfolio management services.
Electronic Payment Card – We leverage our debit or electronic payment card solutions to disburse federal government benefits to unbanked Social Security recipients under a subcontract with Comerica, Inc. to the Department of the Treasury.
Administrative Services – We provide mail handling, scanning, electronic document management, government records management and other administrative services to the Social Security Administration and other federal government agencies.
Customer Care – We offer call management, public service dispatch, online services, emergency incident reporting, project management and IT integration skills to governmental organizations, as well as data centralization and trend analysis.
Revenues by Service Line
Our revenues by service line over the past three years are shown in the following table (in thousands):

	Fiscal year ended June 30,
	2008	2007	2006
Business process outsourcing (a)	$4,792,403	$4,322,164	$3,996,558
Information technology services	1,041,036	1,013,801	971,832
Systems integration services (b)	327,111	436,514	385,271

Total revenues	$6,160,550	$5,772,479	$5,353,661

(a)	Includes $17.6 million, $26.8 million and $131.2 million of revenues for fiscal years 2008, 2007 and 2006, respectively, from operations divested through June 30, 2008.

(b)	Includes $0.3 million of revenues for fiscal year 2006 from operations divested through June 30, 2008.
Competition
The markets for our services are intensely competitive and highly fragmented. We believe our competitive advantage comes from our use of world-class technology, subject matter expertise, process reengineering skills, proprietary software, our global production model and activity-based compensation.
We compete with a variety of companies in the markets we serve, as well as in-house departments performing the function that we are seeking to outsource. Competition can be large multi-national corporations, accounting or consulting companies, smaller niche service providers and offshore service providers in low-cost locations.
Global Production Model
One of our key differentiators is our global production model which encompasses employees in production centers around the world including India, Mexico, the Philippines, Jamaica, Ghana, Brazil, Guatemala, Chile, Argentina, Spain, Poland and Ireland, among others. Our global production model is enabled by our use of technology, including our WorkFlow technology, which allows us to securely distribute discreet portions of client deliverables within data privacy limits across our global workforce and reassemble the finalized deliverable once each discreet portion is complete. Our global production model allows us to leverage lower cost production locations, consistent methodology and processes, and time zone advantages. During fiscal 2008, we increased the headcount in our global production model and anticipate further increases in the future. We believe our global production model is one of our key competitive advantages.

Client Base
Our five largest clients accounted for approximately 13% of each of our fiscal years 2008, 2007 and 2006 revenues. Our largest client, Sprint Nextel Corporation, represented approximately 4%, 3% and 3% of our consolidated revenues for fiscal years 2008, 2007 and 2006, respectively.
Factors that clients consider when determining whether to outsource a function and the choice of service provider include the following: service offerings, service delivery approach, subject matter expertise, technological innovations, value-add propositions, reputation, references and price.
Geographic Information
Approximately 92%, 93% and 95% of our revenues for fiscal years 2008, 2007 and 2006, respectively, were derived from domestic clients. As of June 30, 2008 and 2007, approximately 88% and 92%, respectively, of our long-lived assets were located in the United States. As of June 30, 2008, the largest concentrations of our long-lived assets located outside the United States are in France, the United Kingdom and Mexico, with approximately 2% of our total long-lived assets in each country. As of June 30, 2007, the largest concentration of our long-lived assets located outside the United States was in France, with approximately 2%. Please see Item 1A. Risk Factors for a discussion of the risks associated with our international operations.
Certifications and Governance
We have included the CEO and CFO certifications required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as Exhibits 31.1 and 31.2, respectively, to this fiscal year 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Annual CEO Certification, as required by Section 303A.12(a) of the New York Stock Exchange’s (“NYSE”) listing rules, regarding our compliance with the corporate governance listing standards of the NYSE, was submitted to the NYSE on June 20, 2008.
U.S. Securities and Exchange Commission Reports
All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the SEC on or after May 14, 1996, are available free of charge through our internet website, www.acs-inc.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. Information contained on our internet website is not incorporated by reference in this Annual Report on Form 10-K. In addition, the SEC maintains an internet website containing reports, proxy and information statements, and other information filed electronically at www.sec.gov. You may also read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.
ITEM 1A. RISK FACTORS
The risks described below should not be considered to be comprehensive or all-inclusive. If any events occur that give rise to the following risks, our business, financial condition, cash flow, prospects or results of operations could be materially and adversely affected, and as a result, the trading price of our Class A common stock could be materially and adversely impacted. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business, financial condition, cash flow, prospects or results of operations. These risk factors should be read in conjunction with other information set forth in this report, including our Consolidated Financial Statements and the related Notes.
We have issued debt and have a substantial uncommitted facility available to us. If interest rates rise or if we draw additional amounts under the facility, our debt service cost could increase and limit cash flow available to fund our operations, and limit our ability to obtain further debt or equity financing.
As of June 30, 2008, we have outstanding $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively, the “Senior Notes”) we sold in a public offering in June 2005, and approximately $1.9 billion is drawn under our Credit Facility (defined below). The Credit Facility provides for a senior secured term loan facility of $1.8 billion, with the ability to increase it by up to $1.8 billion (as of June 30, 2008), under certain circumstances (the “Term Loan Facility”) and a senior secured revolving credit facility of $1 billion with the ability to increase it by up to $750 million (the “Revolving Facility”) (collectively, the “Credit Facility”). Obligations under the Credit Facility are guaranteed by us and substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (but only to the extent such guarantees would not result in materially adverse tax consequences). In addition, Credit Facility obligations are secured under certain pledge agreements by (i) a first priority perfected pledge of all notes owned by us and the guarantors and the capital stock of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (subject to certain exceptions, including to the extent the pledge would give rise to additional SEC reporting requirements for our subsidiaries or result in materially adverse tax consequences), and (ii) a first priority perfected security interest in all other assets owned by us and the guarantors, subject to customary exceptions.
The interest rates under the Credit Facility fluctuate with changes in the market rates and with changes in our leverage ratio. Thus, our debt service cost will increase as market interest rates increase and as our leverage ratio increases. It will be necessary to utilize cash flow from operating activities to fund debt service cost related to our indebtedness. If we fail to have sufficient cash flow to satisfy the debt service cost of our indebtedness, then we could default on our indebtedness, resulting in foreclosure on the assets used to conduct our business. In addition, reduction of our available cash flow may negatively impact our business, including our ability to make future acquisitions, our ability to compete for client contracts requiring upfront capital costs, and our ability to meet our other obligations. Further, the amount of our indebtedness and our reduction in available cash flow may limit our ability to obtain further debt or equity financing. In addition, if we are fully drawn under our Credit Facility (including the increase resulting from the accordion features of the Revolving Facility), the book value of our equity may be in a deficit position.
A reversal, on appeal, of a lower court’s determination that we have not defaulted on our Senior Notes and that those Notes have not been accelerated could have a negative impact on our cash flow and divert resources that could otherwise be utilized in our business operations.
Certain holders of our Senior Notes have appealed a lower court’s determination that we did not default under our Senior Notes and that no acceleration of our payment obligations on the Senior Notes has occurred. Our position is that no default and no acceleration has occurred with respect to the Senior Notes or otherwise under the Indenture dated June 6, 2005 (the “Indenture”) between us and The Bank of New York Trust Company, N.A., which has been subsequently replaced as Trustee by Wilmington Trust Company (the “Trustee”), and filed a lawsuit against the Trustee in the United States District Court, Northern District of Texas, Dallas Division, which sought the declaratory judgment which we received affirming our position. There can be no assurance of the outcome of that appeal. If the lower court’s determination is reversed on appeal and final judgment is rendered that there has been a default and acceleration has occurred, then we may have to pay the principal and accrued interest under the Senior Notes. While we do have cash on hand and credit available under our Credit Facility to draw funds to repay the Senior Notes, using our available cash or drawing on the Credit Facility for this purpose would reduce our available cash or credit which could otherwise be used for other corporate purposes, such as acquisitions, share repurchases and general corporate purposes.
The complexity of regulatory environments in which we operate has increased and may continue to increase our costs.
Our business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements and environmental legislation that have increased both our costs and the risk of noncompliance. Because our Class A common stock and Senior Notes are publicly traded, we are subject to certain rules and regulations for federal, state and financial market exchange entities (including the Public Company Accounting Oversight Board, the SEC and the NYSE). We have implemented new policies and procedures and continue developing additional policies and procedures in response to recent corporate scandals and laws enacted by Congress. Without limiting the generality of the foregoing, we have made a significant effort to comply with the provisions of the Sarbanes-Oxley Act of 2002 (including, among other things the development of policies and procedures to satisfy the provisions thereof regarding internal control over financial reporting, disclosure controls and procedures and certification of financial statements appearing in periodic reports). Our effort to comply with these new regulations has resulted in, and is likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue generating activities to compliance activities.

We are subject to the oversight of the SEC and other regulatory agencies and investigations by those agencies could divert management’s focus and could have a material adverse impact on our reputation and financial condition.
As a result of the regulation and oversight of the SEC and other regulatory agencies, we may be subject to legal and administrative proceedings. We are currently the subject of an ongoing SEC and Department of Justice (“DOJ”) investigation related to our historical stock option grant practices. As a result of these investigations, several derivative lawsuits have been filed in connection with our stock option grant practices generally alleging claims related to breach of fiduciary duty and unjust enrichment by certain of our directors and senior executives. As the result of these investigations and shareholder actions, we have incurred and will continue to incur significant legal costs and a significant amount of time of our senior management has been focused on these matters that otherwise would have been directed toward the growth and development of our business. We have concluded our internal investigation of our stock option grant practices as discussed in Note 20 to our Consolidated Financial Statements. The SEC and DOJ investigations are continuing and until these investigations of our stock option grant practices are complete, we are unable to predict the effect, if any, that these investigations and lawsuits will have on our business and financial condition, results of operations and cash flow. We cannot assure that the SEC and/or DOJ will not seek to impose fines or take other actions against us that could have a significant negative impact on our financial condition. In addition, publicity surrounding the SEC’s and DOJ’s investigations, the derivative causes of actions, or any enforcement action, even if ultimately resolved favorably for us, could have a material adverse impact on our cash flows, financial condition, results of operations or business.
Our credit rating or further reductions of our credit rating may have an adverse impact on our business.
The ratings on our current outstanding obligations currently established by the ratings agencies are below investment grade. Below investment grade ratings could negatively impact our ability to renew contracts with our existing clients, limit our ability to compete for new clients, result in increased premiums for surety bonds to support our clients contracts, and/or result in a requirement that we provide collateral to secure our surety bonds. Further, certain of our commercial outsourcing contracts provide that, in the event our credit ratings are downgraded to specified levels, the client may elect to terminate its contract with us and either pay a reduced termination fee or, in some limited instances, no termination fee. A credit rating reduction or downgrade could adversely affect these client relationships. There may be reductions in our ratings if we incur additional indebtedness, including amounts that may be drawn under our Credit Facility.
A decline in revenues from or a loss or failure of significant clients could reduce our profitability and cash flow.
Our revenues, profitability, financial condition and cash flow could be materially adversely affected by the loss or failure of significant clients, some of whom are in sectors which have experienced significant financial difficulties or consolidation, and/or the reduction of volumes or their inability to make payments to us, as a result of, among other things, their merger or acquisition, divestiture of assets or businesses, contract expiration, non-renewal or early termination (including termination for convenience) or business or financial failure or deterioration. Economic and political conditions could affect our clients’ businesses and the markets they serve. A significant or prolonged economic downturn, continued high energy prices or a negative or uncertain political climate could, or could continue to, adversely affect our clients’ financial conditions and the level of business activity of our clients and the industries we serve, which may reduce our clients’ demand for our services or depress pricing of those services and have a material adverse affect on our business, prospects, results of operations, revenues and cash flow. In addition, we incur certain fixed costs related to providing our information technology and business process outsourcing services to our clients. Therefore the loss or failure of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary for some period of time to serve our remaining clients, thereby reducing our profitability and cash flow.
Our ability to recover capital investments in connection with our contracts is subject to risk.
In order to attract and retain large outsourcing contracts we sometimes make significant capital investments to perform our services under the contract, such as purchases of information technology equipment and costs incurred to develop and implement software. The net book value of such assets recorded, including a portion of our intangible assets, could be impaired, and our earnings and cash flow could be materially adversely affected in the event of the early termination of all or a part of such a contract or the reduction in volumes and services thereunder for reasons such as, among other things, a client’s merger or acquisition, divestiture of assets or businesses, business failure or deterioration, or a client’s exercise of contract termination rights.

We have non-recurring revenue, which subjects us to a risk that our revenues and cash flows from may fluctuate from period to period.
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
Our business could be adversely affected if our clients are not satisfied with our services.
Our business model depends in large part on our ability to attract new work from our base of existing clients. Our business model also depends on relationships we develop with our clients so that we can understand our clients’ needs and deliver solutions and services that are tailored to those needs. If a client is not satisfied with the quality of work performed by us or a subcontractor, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.
We are dependent to a significant extent on third party providers, such as subcontractors, a relatively small number of primary software vendors, utility providers and network providers, and could be materially adversely affected if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change.
Our ability to service our clients and deliver and implement solutions depends to a large extent on third party providers such as subcontractors, a relatively small number of primary software vendors and utility providers and network providers meeting their obligations to us and our expectations in a timely, quality manner. Our business, revenues, profitability and cash flows could be materially and adversely affected and we might incur significant additional liabilities if these third party providers do not meet these obligations or our expectations or if they terminate or refuse to renew their relationships with us or were to offer their products to us on less advantageous terms than we previously had. In addition, many of our facilities are located in jurisdictions outside of the United States where the provision of utility services, including electricity and water, may not be consistently reliable and, while there are backup systems in many of our operating facilities, an extended outage of utility or network services may have a material adverse effect on our operations, revenues, cash flow and profitability.
We may not be successful at identifying, acquiring or integrating other businesses or technologies.
Historically, we have made a significant number of acquisitions that have expanded the products and services we offer, provided a presence in a complementary business or expanded our geographic presence. We intend to continue our acquisition strategy. We cannot, however, make any assurances that we will be able to identify any potential acquisition candidates or consummate any additional acquisitions or that any future acquisitions will be successfully integrated or will be advantageous to us. If the businesses or technologies we acquire fail to perform in accordance with our expectations or if their liabilities exceed our expectations, our cash flow, financial condition and results of operations may be adversely affected. Without additional acquisitions, we are unlikely to maintain historical total growth rates.
A failure to properly manage our operations and our growth could have a material adverse effect on our business.
We have expanded our operations in recent years. We intend to continue expansion in the foreseeable future to pursue existing and potential market opportunities. Some market opportunities require that we develop software to perform the services we become contractually obligated to perform, such as our Medicaid activities. This growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must design, develop, implement and improve our operational systems, which may include the design, development and implementation of software and timely development and implementation of procedures and controls. If we fail to design, develop and implement and improve these systems, we may not be able to service our clients’ needs, hire and retain new employees, pursue new business opportunities, complete future acquisitions or operate our businesses effectively. We could also trigger contractual credits to clients or a contractual default. Failure to properly transition new clients to our systems, properly budget transition costs or accurately estimate new contract operational costs could result in delays in our contract performance, trigger service level penalties, impair fixed or intangible assets or result in contracts whose profit margins did not meet our expectations or our historical profit margins. Failure to properly integrate acquired operations could result in increased cost. As a result of any of these problems associated with expansion, our business, financial condition, results of operations and cash flow could be materially and adversely affected. In addition, our success depends on our ability to develop and implement services and solutions that anticipate and respond to continuing changes in technology, industry developments and client needs. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. Also, services, solutions and technologies offered by current or future competitors may make our service or solution offerings uncompetitive or obsolete.
Our Government contracts are subject to termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.
Approximately 40% of our fiscal year 2008 revenues were derived from contracts with state and local governments and from federal government agencies, including our contract with the Department of Education. Governments and their agencies have the right to terminate most of these contracts at any time, without cause. Also, our Department of Education contract and our other federal contracts are subject to the approval of appropriations by the United States Congress to fund the expenditures of the federal government under this contract. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the negative publicity that arises from findings in such audits, investigations or the penalties or sanctions therefore could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.
We may incur delays in signing and commencing new business as the result of protests of government contracts that we are awarded.
After a government contract is awarded, a competing bidder may protest the award. If we are awarded a contract and it is protested, it will be necessary to incur costs to defend the award of the contract. Costs to defend an award may be significant and could include hiring experts to defend the basis for the contract award. Some contract protests may take years to resolve. In some instances where we are awarded a contract, the contracting government entity may request that we sign a contract and commence services, even though the contract award has been protested. If the protest is upheld, then our contract would be terminated and the amounts due to us for services that have been performed to date would be subject to payment pursuant to the terms of the terminated contract. Such terms may not provide for full recovery of our incurred costs. In addition, if the government agency requests that we make changes to our contractual agreement during a protest period, but the government agency is unable or unwilling to modify the contract at the end of the protest period (whether or not we are successful in defending the protest), we may be unable to recover the full costs incurred in making such changes. In addition, we may suffer negative publicity as the result of any contract protest being upheld and our contract being terminated. Further, if the contract is re-bid, we could incur additional costs associated with the re-bid process and be subject to a potential protest if we are awarded a subsequent contract.
Some of our contracts contain provisions that could adversely affect our business, financial condition, operating results and cash flows. Additionally, our inability to control costs could adversely affect our business, financial condition, operating results and cash flows.
Most of our contracts permit termination in the event our performance is not consistent with the service levels specified in those contracts, or require us to provide credits to our clients for failure to meet those service levels. The invoking of those termination or service level penalty provisions by clients, or the seeking of damages by clients permitted under those contracts or the loss of our reputation if clients are not satisfied with our level of performance, could materially adversely affect our business, financial condition, operating results and cash flow.
Other contracts contain pricing provisions requiring that our services be priced based on a fixed price or a fixed price per transaction. Our pricing is dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects, or if we encounter increased or unexpected costs, delays, failures or risks, including those outside our control, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. In addition, some contract provisions permit a client to request that their pricing be established by reference to a pre-established standard or benchmark and some of our contracts contain re-pricing provisions which can result in reductions of our fees for performing our services. In such situations, we are exposed to the risk that we may be unable to price our services to levels that will permit recovery of our costs, and may adversely affect our operating results and cash flow.
Our inability to control our costs and improve our efficiency would also materially adversely affect our business, financial condition, operating results and cash flow. Our cost reduction initiatives might not be sufficient to respond to all pressures on our pricing and, even if we achieve some cost savings, we could experience erosion of operating income as a percentage of revenues before reimbursements if current pricing pressures accelerate.
Claims associated with our actuarial consulting and benefit plan management services could negatively impact our business.
In May 2005, we acquired the human resources consulting business of Mellon Financial Corporation, which includes actuarial consulting services related to commercial, governmental and Taft-Hartley pension plans. Providers of these types of consulting services have experienced frequent claims, some of which have resulted in litigation and significant settlements or judgments, particularly when investment markets have performed poorly and pension funding levels have been adversely impacted. In addition, our total benefits outsourcing business unit manages and administers benefit plans on behalf of its clients and is responsible for processing numerous plan transactions for current and former employees of those clients. We are subject to claims from our client and its current and former employees if transactions are not properly processed. If any claim is made against us in the future related to our actuarial consulting services or benefit plan management services, our business, financial condition, results of operations and cash flows could be materially and adversely affected as a result of the time and cost required to defend such a claim, the cost of settling such a claim or paying any judgments resulting therefrom, or the damage to our reputation in the industry that could result from the negative publicity surrounding such a claim.
We may be subject to claims of infringement of third-party intellectual property rights which could adversely affect our business.
We rely heavily on the use of intellectual property. We do not own the majority of the software that we use to run our business; instead we license this software from a small number of primary vendors. If these vendors assert claims that we or our clients are infringing on their software or related intellectual property, we could incur substantial costs to defend these claims, which could have a material effect on our profitability and cash flow. In addition, if any of our vendors’ infringement claims are ultimately successful, our vendors could require us (1) to cease selling or using products or services that incorporate the challenged software or technology, (2) to obtain a license or additional licenses from our vendors, or (3) to redesign our products and services which rely on the challenged software or technology. In addition, we may be exposed to claims for monetary damages. If we are unsuccessful in defending an infringement claim and our vendors require us to initiate any of the above actions, or we are required to pay monetary damages, then such actions could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flow.

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
We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our, our clients’ and our suppliers’ confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. These include, for example, the encryption of information. Despite such efforts, we are subject to breach of security systems which may result in unauthorized access to our facilities and/or the information we are trying to protect. If unauthorized parties gain physical access to a Company facility or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our clients that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which may have a material adverse effect on our profitability and cash flow.
Budget deficits and/or fluctuations in the number of requests for proposals issued by state and local governments and their agencies may adversely impact our business.
Approximately 40% of our fiscal year 2008 revenues were derived from contracts with federal, state and local governments and their agencies. From time to time, state and local government clients may face budget deficits. Also, the number of requests for proposals issued by state and local government agencies are subject to fluctuation. A significant number of government contracts have provisions permitting termination by the contracting government agency for convenience. If state and local budgets were to be reduced, then services we provided could become non-essential and our contracts could be terminated and future contracting opportunities for government contracts could be limited. Such an event could reduce our revenue and profitability.
Our international and domestic operations are subject to a number of risks.
Recently we have expanded our international operations and also continually evaluate the acquisition of companies formed and operating in foreign countries. We have approximately 20,000 employees in Mexico, India, the Philippines, Jamaica, Ghana, the United Kingdom, Spain, Canada, Guatemala, Malaysia, Dominican Republic and France, as well as a number of other countries, that primarily support our commercial business process and information technology services. Our international operations and acquisitions are subject to a number of risks. These risks include the possible impact on our operations of the laws of foreign countries where we may do business including, among others, data privacy, laws regarding licensing and labor council requirements. In addition, we may experience difficulty integrating the management and operations of businesses we acquire internationally, and we may have difficulty attracting, retaining and motivating highly skilled and qualified personnel to staff key managerial positions in our ongoing international operations. Our international operations may also be impacted by trade restrictions, such as tariffs and duties or other trade controls imposed by the United States or other jurisdictions, as well as other factors that may adversely affect our business, financial condition and operating results. Because of these foreign operations we are subject to regulations, such as those administered by the Department of Treasury’s Office of Foreign Assets Controls (“OFAC”) and export control regulations administered by the Department of Commerce. Violation of these regulations could result in fines, criminal sanctions against our officers, and prohibitions against exporting, as well as damage to our reputation, which could adversely affect our business, financial condition and operating results.
In addition, our international and domestic operations and facilities and those of our clients are subject to a number of risks related to general economic, social and political conditions in the countries where we or they operate, including, among others, fluctuations in cultural differences, political instability, acts of violence, armed hostilities or natural disasters, employee work stoppages or strikes and the additional expenses and risks inherent in conducting worldwide operations across geographically distant locations.
Our operating results may be adversely affected by fluctuations in foreign currency exchange rates.
Although we report our operating results in U.S. dollars, a percentage of our revenues are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us.
•
Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, operating income and the value of balance-sheet items originally denominated in other currencies. Declines in the value of other currencies against the U.S. dollar could cause our consolidated earnings stated in U.S. dollars to be lower than our consolidated earnings in local currency and could affect our reported results when compared against other periods. Conversely, increases in the value of other currencies against the U.S. dollar could cause our consolidated earnings stated in U.S. dollars to be higher than our consolidated earnings in local currency and could affect our reported results when compared against other periods. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations.

•
In some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations.

•
As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency, and there can be no assurance that our contractual provisions or any currency hedging activities would offset this impact. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources.

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
Our Commercial Education business service (for various lenders and under various service agreements) a portfolio of approximately 2.8 million loans with an outstanding principal balance of approximately $39.9 billion as of June 30, 2008 made under the Federal Family Education Loan Program, which loans are guaranteed by a federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.
Certain provisions of our certificate of incorporation, bylaws and Delaware law and our stock ownership could deter takeover attempts.
Some provisions in our certificate of incorporation and bylaws could delay, defer, prevent or make more difficult a merger, tender offer, or proxy contest involving our capital stock. Our stockholders might view transactions such as these as being in their best interests because, for example, a change of control might result in a price higher than the market price for shares of the Class A common stock. Among other things, these provisions:
•	require an 80% vote of the stockholders to amend some provisions of our certificate of incorporation;

•	require an 80% vote of the stockholders to amend some provisions of our bylaws;

•	permit only our Chairman, President or a majority of the Board of Directors (calculated as if there were no vacancies) to call stockholder meetings;

•	authorize our Board of Directors to issue up to 3 million shares of preferred stock in series with the terms of each series to be fixed by our Board of Directors;

•	authorize our Board of Directors to issue Class B common stock, which shares are entitled to ten votes per share;

•	permit directors to be removed, with or without cause, only by a vote of at least 80% of the combined voting power; and

•	specify advance notice requirements for stockholder proposals and director nominations to be considered at a meeting of stockholders.
Further, Section 203 of the Delaware General Corporation Law also generally restricts mergers and other business combinations between us and any holder of 15% or more of our voting stock. Further, we have entered into change of control agreements with certain of our executive officers, which may have the effect of discouraging an unsolicited takeover proposal.
In addition, Darwin Deason beneficially owns 6,599,372 shares of Class B common stock and 2,740,364 shares of the Class A common stock and controls approximately 44% of our total voting power (based on shares of both classes of common stock outstanding) as of August 18, 2008. As a result, Mr. Deason has the requisite voting power to significantly affect many of our significant decisions, including the power to block corporate actions such as an amendment to most provisions of our certificate of incorporation. In addition, Mr. Deason has the right to approve the non-management director nominees. Mr. Deason has an employment agreement, with a term that currently ends on May 18, 2010, provided that such term shall automatically be extended for an additional year on May 18 of each year, unless thirty days prior to May 18 of any year, Mr. Deason gives notice to us that he does not wish to extend the term or our Board of Directors (upon a unanimous vote of the directors, except for Mr. Deason) gives notice to Mr. Deason that it does not wish to extend the term.

The price of our Class A common stock may fluctuate significantly, which may result in losses for investors.
The market price for the Class A common stock has been and may continue to be volatile. For example, during the 52-week period ended August 18, 2008, the closing prices of our Class A common stock as reported on the NYSE ranged from a high of $57.08 per share to a low of $40.39 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and our stock price could decline as a result.
In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to changes in the operating performance of these companies. Any negative change in the public’s perception of information technology companies could depress our stock price regardless of our operating results.
Other Risks
We have attempted to identify material risk factors currently affecting our business and company. However, additional risks that we do not yet know of, or that we currently believe are immaterial, may occur or become material. These risks could impair our business operations or adversely affect revenues, cash flow or profitability.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of June 30, 2008, we have approximately 343 locations in the United States, of which 174 locations are occupied by Commercial operations, 169 locations are occupied by Government operations, and our company-owned facility in Dallas, Texas, which is occupied by primarily Commercial and Corporate functions. We also have 121 locations in 27 other countries, of which 79 locations are occupied by Commercial operations and 42 locations are occupied by Government operations. In addition, we also have employees in client-owned locations. We own approximately 1.2 million square feet of real estate space and lease approximately 8.8 million square feet. The leases expire from calendar years 2008 to 2018 and we do not anticipate any significant difficulty in obtaining lease renewals or alternate space. Our executive offices are located in Dallas, Texas at a company-owned facility of approximately 630,000 square feet, which also houses a host data center and other operations. We believe that our current facilities are suitable and adequate for our current business.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 20 to our Consolidated Financial Statements set forth in Part I. Item 8 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2007 Annual Meeting of Stockholders held on May 22, 2008, the following actions were taken:
1.	Election of Directors:

Name	For	Withheld
Darwin Deason	110,950,744	35,618,291
Lynn R. Blodgett	113,402,983	33,166,052
Robert Druskin	119,039,731	27,529,304
Kurt R. Krauss	113,838,959	32,730,076
Ted B. Miller, Jr.	113,837,131	32,731,904
Paul E. Sullivan	119,039,523	27,529,512
Frank Varasano	113,844,671	32,724,364
Each of the directors was elected by a plurality of the vote and will serve until their respective successors are elected and qualified.

2.	Approval of the fiscal year 2008 performance-based incentive compensation for ACS’ executive officers.

For	Against	Abstain
139,290,967	5,682,793	1,595,274
3.	Ratification of the appointment of PricewaterhouseCoopers LLP as ACS’ independent registered public accounting firm for fiscal year 2008.

For	Against	Abstain
143,017,423	2,412,627	1,138,985
4.	Approval of a stockholder proposal to adopt a policy on an annual advisory vote on executive compensation.

For	Against	Abstain	Broker Non-Votes
30,186,122	103,389,187	6,762,172	6,231,554

PART II
ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Price
Our Class A common stock is traded on the NYSE under the symbol “ACS.” The following table sets forth the high and low sales prices of our Class A common stock for the last two fiscal years as reported on the NYSE.

	High	Low
Fiscal year ended June 30, 2008

First Quarter	$58.70	$45.52
Second Quarter	52.61	39.46
Third Quarter	53.23	40.43
Fourth Quarter	57.40	49.55

Fiscal year ended June 30, 2007

First Quarter	54.16	47.32
Second Quarter	53.85	48.06
Third Quarter	60.63	47.79
Fourth Quarter	61.67	56.30
On August 18, 2008, the last reported sales price of our Class A common stock as reported on the NYSE was $50.48 per share. As of that date, there were approximately 56,000 record holders of our Class A common stock and one record holder of our Class B common stock.
Dividends
Under the terms of our Credit Facility and Senior Notes (each as defined in Item 1A. Risk Factors), we are allowed to pay cash dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant. We intend to retain earnings for use in the operation of our business and, therefore, did not pay cash dividends in the fiscal years ended June 30, 2008, 2007 and 2006 and do not anticipate paying any cash dividends in the foreseeable future.

Stock Option and Employee Stock Purchase Plans
The following table summarizes certain information related to our stock option and employee stock purchase plans.

Number of securities
	Number of			remaining available for
	securities to be			future issuance under
	issued upon exercise			equity compensation
	of outstanding		Weighted average	plans (excluding
	options, warrants		exercise price of	securities reflected in
	and rights		outstanding options,	initial column)
Plan Category	as of June 30, 2008		warrants and rights	as of June 30, 2008
Equity compensation plans approved by security shareholders
Stock options	13,682,410	(1)	$ 47.82	10,542,500	(2)
Employee stock purchase plan	N/A		N/A	646,457
Equity compensation plans not approved by security shareholders	-		-	-

Total	13,682,410		$ 47.82	11,188,957

(1)	This consists of the 1997 Stock Incentive Plan and the 2007 Equity Incentive Plan. Upon exercise the holder is entitled to receive Class A common stock.
(2)
This represents the available shares under the 2007 Equity Incentive Plan. In June 2007, our stockholders approved the 2007 Equity Incentive Plan which replaced the 1997 Stock Incentive Plan. The remaining shares available for issuance under the 1997 Stock Incentive Plan expired on December 31, 2007.

Stock Option Repricing
Please see Note 16 to our Consolidated Financial Statements for a discussion of the December 2006 repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
Share Repurchase Program
Please see Note 16 to our Consolidated Financial Statements for a discussion of our Share Repurchase Programs.
Tender Offer
On January 26, 2006, we announced that our Board of Directors authorized a modified “Dutch Auction” tender offer to purchase up to 55.5 million shares of our Class A common stock at a price per share not less than $56 and not greater than $63 (the “Tender Offer”). The Tender Offer commenced on February 9, 2006, and expired on March 17, 2006 (as extended), and was funded with proceeds from the Term Loan Facility (defined in Item 1A. Risk Factors). Our directors and executive officers, including our Chairman, Darwin Deason, did not tender shares pursuant to the Tender Offer. The number of shares purchased in the Tender Offer was 7,365,110 shares of Class A common stock at an average price of $63 per share plus transaction costs, for an aggregate purchase amount of $475.9 million. All of the shares purchased in the Tender Offer were retired as of June 30, 2006.

Performance Graph
The graph below compares the total cumulative return of our Class A common stock from June 30, 2003 through June 30, 2008 with the Standard & Poor’s 500 Software & Services Index and the Standard & Poor’s 500 Stock Index. The graph assumes the investment of $100 on June 30, 2003 and the reinvestment of all dividends. The stock price performance shown on the graph is not necessarily indicative of future stock performance.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this document. Please see the discussions “Significant Developments – Fiscal Years 2008, 2007 and 2006” in MD&A for a description of the more significant events, including business combinations, that impact comparability, as well as the Notes to our Consolidated Financial Statements (in thousands, except per share amounts).

	As of and for the fiscal year ended June 30,
	2008	2007(b)	2006(c)	2005(d)	2004(e)
Results of Operations Data:
Revenues (a)	$6,160,550	$5,772,479	$5,353,661	$4,351,159	$4,106,393
Operating income	$645,078	$536,955	$617,284	$647,484	$834,745
Net income	$329,010	$253,090	$358,806	$409,569	$521,728
Earnings per share – basic	$3.36	$2.53	$2.91	$3.21	$3.97
Earnings per share – diluted	$3.32	$2.49	$2.87	$3.14	$3.77
Weighted average shares outstanding – basic (f)	98,013	100,181	123,197	127,560	131,498
Weighted average shares outstanding – diluted (f)	98,993	101,572	125,027	130,556	139,880
Balance Sheet Data:
Working capital	$1,017,977	$839,662	$704,158	$405,983	$406,854
Total assets	$6,469,399	$5,982,429	$5,502,437	$4,850,838	$3,907,242
Total long-term debt (g) (less current portion)	$2,357,541	$2,342,272	$1,614,032	$750,355	$372,439
Stockholders’ equity	$2,308,374	$2,066,168	$2,456,218	$2,811,712	$2,569,678
Other Data:
Net cash provided by operating activities (h)	$826,777	$738,378	$638,710	$739,348	$476,209
(a)
Revenues from operations divested through June 30, 2008 were $17.6 million, $26.8 million, $131.5 million, $260 million and $551.0 million for fiscal years 2008, 2007, 2006, 2005 and 2004, respectively. Please see “Significant Developments – Fiscal Year 2008, 2007 and 2006” in MD&A and Note 6 to our Consolidated Financial Statements for a discussion of divestiture activity.

(b)
During fiscal year 2007 we recorded a non-cash impairment charge of approximately $76.4 million ($48.3 million, net of income tax) related to a change in terms on our contract with the Department of Education. Please see “Significant Developments – Fiscal Year 2007” in MD&A for further discussion.

(c)
Please see “Significant Developments – Fiscal Year 2006” in MD&A and the Notes to our Consolidated Financial Statements for discussion of significant items which impacted fiscal year 2006 results of operations.

(d)	During fiscal year 2005, we acquired the human resources consulting and outsourcing business of Mellon Financial Corporation.
(e)	During fiscal year 2004 we completed the sale of the majority of our federal business. We recognized a pretax gain of $285.3 million ($182.3 million, net of income tax) in fiscal year 2004.
(f)	Please see Note 16 to our Consolidated Financial Statements for a discussion of our share repurchase programs and Tender Offer (defined in “Significant Developments – Fiscal Year 2006” in MD&A).
(g)
During fiscal year 2005, we issued $500 million of Senior Notes (defined in Item 1A. Risk Factors) and during fiscal year 2006 we entered into a new $800 million Term Loan Facility and $1 billion Revolving Facility (each as defined in Item 1A. Risk Factors). Please see “Liquidity and Capital Resources” in MD&A and Note 12 to our Consolidated Financial Statements for a discussion of our credit arrangements.

(h)	Please see “Liquidity and Capital Resources” in MD&A for a discussion of items affecting fiscal years 2008, 2007 and 2006 cash flow from operating activities.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
All statements and assumptions contained in this Annual Report and in the documents attached or incorporated by reference that are not based on historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements.
Forward-looking information contained in these statements include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies, indebtedness, litigation,  competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those listed herein under Item 1A. Risk Factors and other reports from time to time filed with or furnished to the SEC.
Forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K, and forward-looking statements in documents attached or incorporated by reference speak only as to the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as required by law.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We provide non-core, mission critical services that our clients need to run their day-to-day business. We believe the market for our services is vast. The demand for our services has grown in recent years and we believe that this demand will continue to grow as the overall acceptance of outsourcing increases in both the Commercial and Government segments. The cornerstone of our business strategy is our focus on vertical markets and technology solutions that we can leverage across our business and client base.
We enter into long-term relationships with clients to provide services that meet their ongoing business requirements while supporting their mission critical business process or information technology needs. We derive our revenues from delivering comprehensive business process outsourcing and information technology services solutions to commercial and government clients.  A substantial portion of our revenues is derived from recurring monthly charges to our clients under service contracts with initial terms that vary from one to ten years. The recurring nature of our revenue provides us with predictable revenue streams regardless of the economic cycle. We define recurring revenues as revenues derived from services that our clients use each year in connection with their ongoing businesses, and accordingly, exclude software license fees, short-term contract programming and consulting engagements, product installation fees, and hardware and software sales. However, if we add consulting or other services to enhance the value delivered and offered to our clients that are primarily short-term in nature, we may experience variations in our mix of recurring versus non-recurring revenues.
New Business Pipeline
Management focuses on various metrics in analyzing our business and its performance and outlook. One such metric is our sales pipeline, which was approximately $2 billion of annual recurring revenues as of June 30, 2008.  Our sales pipeline includes potential business opportunities that will be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue that are in excess of $100 million. Both the Commercial and Government pipelines have significant, quality opportunities within our vertical markets and horizontal solutions. As of June 30, 2008, the Commercial segment comprised approximately 59% of our pipeline and the Government segment comprised the remaining 41%. By service line, approximately 74% of our pipeline is business process outsourcing and approximately 26% of the pipeline is information technology solutions as of June 30, 2008. The Commercial segment pipeline includes opportunities in information technology services, commercial healthcare, transactional business process outsourcing and finance and accounting outsourcing. The Government segment pipeline includes opportunities in our domestic and international transportation business, in the state and local market for information technology and eligibility services and in government healthcare and with the federal government.
While the magnitude of our sales pipeline is an important indicator of potential new business signings and potential future internal revenue growth, actual new business signings and internal revenue growth depend on a number of factors including the effectiveness of our sales pursuit teams, competition for a deal, deal pricing, cash flow generation qualities of each deal and are subject to risks described further in Item 1A. Risk Factors of this Annual Report on Form 10-K.
New Business Signings
We define new business signings as estimated annual recurring revenue from new contracts and the incremental portion of renewals that are signed during the period, which represents the estimated first twelve months of revenue to be recorded under the contracts after full implementation. We use new business signings to forecast prospective revenues and to estimate capital commitments.  Revenues for new business signings are measured under GAAP (defined below). There are no third party standards or requirements governing the calculation of new business signings and our measure may not be comparable to similarly titled measures of other companies. We define total contract value as the estimated total revenues from contracts signed during the period. We use total contract value as an additional measure of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments.  Revenues for annual recurring revenue and total contract value are measured under GAAP.
During fiscal year 2008, we signed contracts with new clients and incremental business with existing clients representing $800.5 million of annual recurring revenue with an estimated $3.2 billion in total contract value. The Commercial segment contributed 60% of the new contract signings and the Government segment contributed 40% of the new contract signings (based on annual recurring revenues).
Internal Revenue Growth
We use internal revenue growth as a measure of the organic growth of our business. Internal revenue growth is measured as total revenue growth less revenues from acquisitions and revenues from divested operations.  At the date of an acquisition, we identify the trailing twelve months of revenue of the acquired company as the “pre-acquisition revenue of acquired companies.”  Pre-acquisition revenue of the acquired companies is considered “acquired revenues” in our calculation, and actual revenues from the acquired company, either above or below “acquired revenues” are components of “internal growth” in our calculation.    Revenues from divested operations are excluded from the internal revenue growth calculation in the periods following the effective date of the divestiture.  We believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. Prior period internal revenue growth calculations are not restated for current period divestitures. Our measure of internal revenue growth may not be comparable to similarly titled measures of other companies. In fiscal year 2008, total revenue grew 7% over the prior fiscal year and internal revenue grew 5% over the prior fiscal year.
Client Renewal Rates
We focus on the performance of our contractual obligations and continually monitor client satisfaction. Renewal rates are the best indicator of client satisfaction. We calculate our renewal rate based on the total annual recurring revenue of renewals won as a percentage of total annual recurring revenue of all renewals sought. In fiscal year 2008, we renewed approximately 92% of total renewals sought, totaling $752.7 million of annual recurring revenue with a total contract value of approximately $2.7 billion. Average contract life for renewals varies between our government and commercial segments. The average contract life of renewals in the government segment is often longer than those in the commercial segment.
Capital Intensity
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
We monitor the capital intensity, defined as the total of capital expenditures and additions to intangible assets as a percentage of revenue, of new business signings. Understanding the capital intensity of new business signings is critical in determining the future free cash flow generating levels of our business. Historically, the capital intensity in our business has ranged between 5% and 7% of revenue. During fiscal years 2008 and 2007, the overall capital intensity of our business was approximately 5% and 6% of revenues, respectively. We expect that as our new business signings ramp, we will incur capital expenditures associated with the new business, which could result in increased capital intensity over the fiscal year 2008 percentage, but we expect that the capital intensity will remain within our historical range. We believe the expected capital intensity range of our new business signings reflects a healthy competitive environment and the related risks we are taking with respect to our new business process outsourcing business and information technology services business.
Employees
Attracting, retaining and training our employees has been a key component to our historical success and will continue to be a major factor in our future success. Because we operate in intensely competitive markets, our success depends to a significant extent on our ability to attract, retain and motivate highly skilled and qualified personnel. We consistently review our employee retention rates on a regional and global basis to ensure that we are competitive in hiring, retaining and motivating our employees. We perform benchmarking studies in some markets in which we compete to ensure our competitiveness in compensation and benefits and utilize employee surveys to gauge our employees’ level of satisfaction. We provide our employees ongoing technological, management, financial and leadership training and will continue to do so to develop our employees and remain competitive. We utilize activity based compensation as a means to motivate certain of our employees in both segments of our business and believe our use of activity based compensation is a competitive advantage for ACS.
Other
We identified a number of risk factors in Item 1A. Risk Factors of this Annual Report on Form 10-K. Management continually monitors the general economic conditions, changes in technology and other developments in the markets we serve, competitive pricing trends and contractual terms for future impact on the Company in order to be able to respond effectively and on a timely basis to these developments.
We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). However, we believe that certain non-GAAP financial measures and ratios, used in managing our business, may provide users of this financial information with additional meaningful comparisons between current results and prior reported results. Certain of the information set forth herein and certain of the information presented by us from time to time (including free cash flow and internal revenue growth) may constitute non-GAAP financial measures within the meaning of Regulation G adopted by the SEC. We have presented herein and we will present in other information we publish that contains any of these non-GAAP financial measures a reconciliation of these measures to the most directly comparable GAAP financial measure. The presentation of this non-GAAP information is not meant to be considered in isolation or as a substitute for comparable amounts determined in accordance with GAAP.
Fiscal Year 2009 Outlook
Our primary goal for fiscal 2009 is to increase internal revenue growth. We believe we will be able to accomplish this goal as our fiscal year 2008 new business signings generate incremental revenue in fiscal year 2009 and we continue to increase the level of new signings in fiscal year 2009. As a premier provider of business process outsourcing and information technology services, we believe we are well-positioned to benefit from commercial and governmental entities’ demand to outsource non-core, mission-critical functions.
We expect demand for commercial business process and information technology services to remain strong during fiscal year 2009. We also anticipate our existing commercial clients will seek to increase their use of outsourcing as a means to increase their operating efficiency and reduce their costs in the future. We believe the Commercial segment will experience strong demand in fiscal year 2009 for transactional business process outsourcing, finance and accounting outsourcing, customer care outsourcing and traditional information technology services.
We anticipate strong demand for our government services. In addition to the areas that we have marketed historically, such as government healthcare, municipal services, electronic payment services and transportation services and solutions, we continue to believe that government entities could benefit from our commercial best practices in such areas as eligibility administration, human resources outsourcing, customer care and finance and accounting outsourcing. We anticipate growth in certain areas of the government business that have historically grown, such as revenue generating services and entitlement programs, when state and local clients have experienced budget pressure. This trend gives us confidence in our business model and its defensive counter-cyclical nature.
In the Government segment, we expect to expand our technology solutions and platforms, including our software solutions in the state Medicaid market. We expect to leverage our existing broad international presence and subject matter expertise in the transportation market to markets beyond transportation. We believe we can expand our existing solutions in the property, public safety and judicial markets into solutions that we can market globally.
Our non-compete agreement with Lockheed Martin Corporation expires in November 2008.  The expiration of this agreement will allow us to compete for federal government contracts, beyond our current relationships with the Department of Education and other federal agencies.
From a geographic perspective, we believe that there will continue to be strong demand in the United States and expect to see more business process outsourcing opportunities in Europe and abroad. Our acquisitions of sds business services GmbH and Syan Holdings Limited strengthen our global information technology outsourcing presence in Europe and the United Kingdom.
We also intend to pursue strategic acquisitions in certain vertical markets that will enhance our existing service capabilities, expand our service offerings and increase our service innovation through technology solutions that we can leverage. We expect to strengthen our organization by promoting leaders from within the Company as well as recruiting top industry talent.
In both segments, we also plan to increase our penetration of low-cost delivery locations outside the United States and to deepen our use of incentive based compensation.
Significant Developments – Fiscal Year 2008
New Business
During fiscal year 2008, we signed contracts with new clients and incremental business with existing clients representing $800.5 million of annualized recurring revenue and an estimated $3.2 billion in total contract value. The Commercial segment contributed 60% of the new contract signings (based on annual recurring revenues) including contracts with Sprint Nextel Corporation, T-Mobile, Allergan, Michelin, Hess Corporation, Aetna, Inc., Student Loan Finance Corporation and Verizon Wireless. The Government segment contributed 40% of the new contract signings (based on annual recurring revenues). We teamed with Comerica, Inc. to provide card processing and customer support to the U.S. Department of the Treasury. We also signed contracts with the Tennessee Bureau of TennCare, Indiana Family and Social Services Administration, Alaska Department of Health and Social Services, Texas Housing and Community Affairs, District of Columbia Medical Assistance Administration, California Department of Social Services and Texas Health and Human Services Commission.
Deason/Cerberus Proposal
Please see Note 3 to our Consolidated Financial Statements for a discussion of the Deason/Cerberus proposal to purchase the Company.
Board of Directors
Please see Note 4 to our Consolidated Financial Statements for a discussion of the changes in our Board of Directors during fiscal year 2008.
Acquisitions
We completed seven acquisitions during fiscal year 2008. Please see Note 5 to our Consolidated Financial Statements for a discussion of these acquisitions.
Divestitures
In the second quarter of fiscal year 2008, we completed the sale of our decision support business in our Government segment and recorded a gain on the sale of approximately $2.4 million ($1.6 million, net of income tax) in other operating expense in our Consolidated Statements of Income. We believe that the decision support business was not strategic to our ongoing operations.
In the fourth quarter of fiscal year 2008, we completed the sale of our Unclaimed Property Reporting and Recovery (“UPRR”) business in our Commercial segment and recorded a gain on the sale of approximately $1 million ($0.6 million, net of income tax) in other operating expense in our Consolidated Statements of Income. We believe that the UPRR business was not strategic to our ongoing operations.
Share Repurchase Programs
Please see Note 16 to our Consolidated Financial Statements for a discussion of our share repurchases during fiscal year 2008.

Adoption of FIN 48
Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. Please see Note 14 to our Consolidated Financial Statements for a discussion of our adoption of FIN 48.
Stock Option Repricing
Please see Note 16 to our Consolidated Financial Statements for a discussion of the repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
Review of Stock Option Grant Practices
On March 3, 2006, we received notice from the SEC that it was conducting an investigation into certain stock option grants made by us from October 1998 through March 2005. On June 7, 2006 and on June 16, 2006, we received requests from the SEC for information on all of our stock option grants since 1994. The SEC issued its formal order of investigation in August 2006. We have been providing supplemental information to the SEC on a voluntary basis following the initial SEC requests.  We are continuing to cooperate with the SEC’s investigation.
Subsequent Events
In July 2008, we completed the sale of our bindery business in our Government segment for approximately $9 million. We believe the bindery business was not strategic to our ongoing operations.
Significant Developments – Fiscal Year 2007
New Business
During fiscal year 2007, we signed contracts with new clients and incremental business with existing clients representing $607 million of annualized recurring revenue and an estimated $2.8 billion in total contract value. The Commercial segment contributed 64% of the new contract signings (based on annual recurring revenues) including contracts with Sprint Nextel Corporation, GlaxoSmithKline, Anthem and Verizon Wireless. The Government segment contributed 36% of the new contract signings (based on annual recurring revenues) including contracts to provide eligibility services to the State of Indiana, install a toll system for the Florida Department of Transportation and a contract with Florida Healthy Kids Corporation.
Acquisitions
We completed six acquisitions during fiscal year 2007. Please see Note 5 to our Consolidated Financial Statements for a discussion of these acquisitions.
Departure of Executive Officers
Please see Note 23 to our Consolidated Financial Statements for a discussion of the departure of our executive officers during fiscal year 2007.
Credit Arrangements
Please see Note 12 to our Consolidated Financial Statements for a discussion of the amendments, consents and waivers we received from the lenders under our Credit Facility.
Please see Note 12 to our Consolidated Financial Statements for a discussion of the declaratory action with respect to the alleged default and purported acceleration of our Senior Notes.
Sale of Minority Interests in a Professional Services Business
In fiscal year 2007, we sold our minority interests in a professional services company, which was accounted for under the equity method, for approximately $19 million. We recorded a gain on the sale of our minority interests of approximately $8.2 million ($5.3 million, net of income tax) in other non-operating (income) expense, net.
Share Repurchase Programs
Please see Note 16 to our Consolidated Financial Statements for a discussion of our share repurchases during fiscal year 2007.

Stock Option Repricing
Please see Note 16 to our Consolidated Financial Statements for a discussion of the December 2006 repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
Contract with the Department of Education
We have provided loan servicing for the Department of Education’s Direct Student Loan program for over ten years. In 2003, the Department conducted a competitive procurement for its “Common Services for Borrowers” initiative (“CSB”). CSB was a modernization initiative which integrated a number of student loan processing services for the Department, allowing the Department to increase loan servicing quality while saving overall program costs. In November 2003, the Department awarded us the CSB contract. Under this contract we provide comprehensive loan servicing, consolidation loan processing, debt collection services on delinquent accounts, IT infrastructure operations and support, maintenance and development of information systems, and portfolio management services for the Department of Education’s Direct Student Loan program. The CSB contract has a 5-year base term which began in January 2004 and provides the Department five one-year options to extend after the base term. We estimate that our revenues from the CSB contract will exceed $1 billion in total over the base term of the contract. Annual revenues from this contract represented approximately 3% and 4% of our fiscal year 2008 and 2007 revenues, respectively.
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
Government Healthcare Contract
Please see Note 20 to our Consolidated Financial Statements for a discussion of the settlement of our contract with the North Carolina Department of Health and Human Services.
Restructuring Activities
Please see Note 21 to our Consolidated Financial Statements for a discussion of our restructuring activities.
Significant Developments – Fiscal Year 2006
Review of Stock Option Grant Practices
Please see Note 20 to our Consolidated Financial Statements for a discussion of the results of our internal investigation of our stock option grant practices during the second quarter of fiscal year 2007 and the restatement of our Consolidated Financial Statements.
New Business
During fiscal year 2006, we signed contracts with new clients and incremental business with existing clients representing $762.2 million of annualized recurring revenue. The Commercial segment contributed 73% of the new contract signings (based on annual recurring revenues) including contracts with Sprint Nextel Corporation, T-Mobile, MeadWestvaco, Humana, Kaiser Permanente, Verizon Wireless, Unum Provident and Aetna. The Government segment contributed 27% of the new contract signings (based on annual recurring revenues) including contracts with the State of Maryland and Texas Health and Human Services Commission.
Acquisitions
We completed five acquisitions during fiscal year 2006. Please see Note 5 to our Consolidated Financial Statements for a discussion of these acquisitions.
Sale of Government Welfare-to-Workforce Services Business
In December 2005, we completed the divestiture of substantially all of our Government welfare-to-workforce services business (the “WWS Divestiture”). The welfare-to-workforce services business was no longer strategic or core to our operating philosophy. This divestiture allows us to focus on our technology-enabled business process outsourcing and information technology service offerings. Please see Note 6 to our Consolidated Financial Statements for a discussion of the WWS Divestiture.
Share Repurchase Programs
Please see Note 16 to our Consolidated Financial Statements for a discussion of our share repurchases during fiscal year 2006.

Tender Offer
On January 26, 2006, we announced that our Board of Directors authorized a modified “Dutch Auction” tender offer to purchase up to 55.5 million shares of our Class A common stock at a price per share not less than $56 and not greater than $63 (the “Tender Offer”). Please see Note 16 to our Consolidated Financial Statements for a discussion of the results of our Tender Offer.
Voting Rights of Our Chairman
Please see Note 16 to our Consolidated Financial Statements for a discussion of the Voting Agreement with the Chairman of our Board of Directors.
Departure of Executive Officer
Please see Note 23 to our Consolidated Financial Statements for a discussion of the departure of Jeffery A. Rich, former Chief Executive Officer during fiscal year 2006.
Credit Agreement
On March 20, 2006, we entered into the Credit Facility. The Credit Facility provides for a Term Loan Facility of $1.8 billion, with the ability to increase it by up to $1.8 billion (as of June 30, 2008), under certain circumstances and a senior secured Revolving Facility of $1 billion with the ability to increase it by up to $750 million. Please see Note 12 to our Consolidated Financial Statements for further discussion of our credit arrangements.
Restructuring Activities
Please see Note 21 to our Consolidated Financial Statements for a discussion of our restructuring activities.
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

Revenue Growth
In fiscal year 2008, we reorganized the internal operating and reporting structures in our Commercial and Government segments to more formally align our sales, service delivery and financial organizations under their appropriate leadership. As a result, we have restated our Commercial and Government segment results for prior periods to reflect our current operating and reporting structure. The restatement has no impact on our consolidated results for the period of restatement.
We use internal revenue growth as a measure of the organic growth of our business. Internal revenue growth is measured as total revenue growth less revenues from acquisitions and revenues from divested operations.  At the date of an acquisition, we identify the trailing twelve months of revenue of the acquired company as the “pre-acquisition revenue of acquired companies.”  Pre-acquisition revenue of the acquired companies is considered “acquired revenues” in our calculation, and actual revenues from the acquired company, either above or below “acquired revenues” are components of “internal growth” in our calculation.    Revenues from divested operations are excluded from the internal revenue growth calculation in the periods following the effective date of the divestiture.  We believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. Prior period internal revenue growth calculations are not restated for current period divestitures. Our measure of internal revenue growth may not be comparable to similarly titled measures of other companies.
The following table sets forth the calculation of internal revenue growth (in thousands):

	Fiscal year ended				Fiscal year ended
	June 30,		Growth		June 30,		Growth
	2008	2007	$	%	2007	2006	$	%
Consolidated
Total Revenues	$6,160,550	$5,772,479	$388,071	7%	$5,772,479	$5,353,661	$418,818	8%
Less: Divestitures	(5,077)	(10,613)	5,536		(914)	(104,524)	103,610

Adjusted	$6,155,473	$5,761,866	$393,607	7%	$5,771,565	$5,249,137	$522,428	10%

Acquired revenues	$115,614	$4,094	$111,520	2%	$272,049	$22,437	$249,612	5%
Internal revenues	6,039,859	5,757,772	282,087	5%	5,499,516	5,226,700	272,816	5%

Total	$6,155,473	$5,761,866	$393,607	7%	$5,771,565	$5,249,137	$522,428	10%

Commercial
Total Revenues (a)	$3,673,981	$3,404,935	$269,046	8%	$3,404,935	$3,118,159	$286,776	9%
Less: Divestitures	(5,077)	(5,487)	410		-	-	-

Adjusted	$3,668,904	$3,399,448	$269,456	8%	$3,404,935	$3,118,159	$286,776	9%

Acquired revenues	$82,426	$-	$82,426	2%	$174,947	$7,103	$167,844	5%
Internal revenues	3,586,478	3,399,448	187,030	6%	3,229,988	3,111,056	118,932	4%

Total	$3,668,904	$3,399,448	$269,456	8%	$3,404,935	$3,118,159	$286,776	9%

Government
Total Revenues (b)	$2,486,569	$2,367,544	$119,025	5%	$2,367,544	$2,235,502	$132,042	6%
Less: Divestitures	-	(5,126)	5,126		(914)	(104,524)	103,610

Adjusted	$2,486,569	$2,362,418	$124,151	5%	$2,366,630	$2,130,978	$235,652	11%

Acquired revenues	$33,188	$4,094	$29,094	1%	$97,102	$15,334	$81,768	4%
Internal revenues	2,453,381	2,358,324	95,057	4%	2,269,528	2,115,644	153,884	7%

Total	$2,486,569	$2,362,418	$124,151	5%	$2,366,630	$2,130,978	$235,652	11%

(a)	The Commercial segment includes revenues from operations divested through June 30, 2008 of $14 million, $18 million and $18.8 million for fiscal years 2008, 2007 and 2006, respectively.
(b)	The Government segment includes revenues from operations divested through June 30, 2008 of $3.6 million, $8.8 million and $112.7 million for fiscal years 2008, 2007 and 2006, respectively.

Results of Operations
The following table sets forth the items from our Consolidated Statements of Income expressed as a percentage of revenues. Please refer to the comparisons below for discussion of items affecting these percentages.

	Percentage of Revenue
	Fiscal year ended June 30,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues:
Wages and benefits	47.2	47.6	48.0
Services and supplies	22.5	21.9	21.8
Rent, lease and maintenance	12.1	12.2	12.1
Depreciation and amortization	6.2	6.0	5.4
Software impairment charge	-	1.3	-
Other	0.4	0.5	0.7

Cost of revenues	88.4	89.5	88.0

Gain on sale of business	-	-	(0.6)
Other operating expenses	1.1	1.2	1.1

Total operating expenses	89.5	90.7	88.5

Operating income	10.5	9.3	11.5

Interest expense	2.6	3.2	1.3
Other non-operating income, net	(0.2)	(0.5)	(0.2)

Pretax profit	8.1	6.6	10.4

Income tax expense	2.8	2.2	3.7

Net income	5.3%	4.4%	6.7%

Comparison of Fiscal Year 2008 to Fiscal Year 2007
Revenues
Revenue increased $388.1 million, or 7%, to $6.2 billion during fiscal year 2008 from $5.8 billion during fiscal year 2007. Excluding revenues related to operations divested through June 30, 2008, our revenues increased $393.6 million, or 7%. Internal revenue growth was 5% and the remainder of the growth was related to acquisitions. Fiscal years 2008 and 2007 include revenues related to the operations divested through June 30, 2008 of $5.1 million and $10.6 million, respectively.
Revenue in our Commercial segment, which represented approximately 60% of our consolidated revenue for fiscal year 2008, increased $269 million, or 8%, to $3.67 billion in fiscal year 2008 compared to fiscal year 2007. Revenue growth from acquisitions was 2%. Internal revenue growth was 6%, due primarily to increased revenues related to contracts with Sprint Nextel Corporation, Verizon Wireless, University of Phoenix, the Walt Disney Company, DCP Midstream, Caremark, T-Mobile, General Motors Acceptance Corporation, Aetna, Inc., and Ingram Micro. We also experienced growth in our human resources consulting and outsourcing lines of business and our learning process outsourcing line of business. These increases were offset by declines with General Motors and APL. The contracts discussed above collectively represented approximately 89% of our internal revenue growth for the period in this segment. Our Commercial segment revenues for fiscal years 2008 and 2007 includes revenues related to our UPRR business, which was divested in the fourth quarter of fiscal year 2008, of $5.1 million and $5.5 million, respectively.
Revenue in our Government segment, which represented approximately 40% of our consolidated revenue for fiscal year 2008, increased $119 million, to $2.49 billion in fiscal year 2008 compared to fiscal year 2007. Internal revenue growth was 4%. We experienced growth in our contracts with government agencies including our Indiana eligibility contract and Maryland information technology services contract; in our transportation business with our contract with Montreal, Canada as well as our urban and airport parking services contracts; and in our healthcare offerings with our Medicaid contract with Washington, D.C. This growth was offset by declines in our contract with North Carolina Community College and our unclaimed property business. The areas discussed above collectively represent 94% of our internal revenue growth for the period in this segment. Revenue growth from acquisitions was 1%.
Operating Expenses
Wages and benefits increased $159.6 million, or 5.8%, to $2.9 billion. As a percentage of revenues, wages and benefits decreased 0.4% to 47.2% in fiscal year 2008 from 47.6% in fiscal year 2007. During the fiscal year 2008, we recorded $1.2 million of compensation expense related to amending certain employee stock options and $1.4 million for estimated costs related to certain former employees’ stock options as discussed in Note 20 to our Consolidated Financial Statements. Lower incentive compensation accruals during fiscal year 2008 contributed 0.2% of the decrease as a percentage of revenue. During fiscal year 2007, we recorded $7.2 million of compensation expense related to our fiscal year 2007 restructuring activities and $1.1 million for duplicate costs related to our efforts to relocate domestic functions to offshore facilities.
Services and supplies increased $121.4 million, or 9.6%, to $1.4 billion in fiscal year 2008 from fiscal year 2007. As a percentage of revenues, services and supplies increased 0.6% to 22.5% in fiscal year 2008 from 21.9% in fiscal year 2007. An increase in revenues for our transportation contracts as discussed above contributed 0.4% to the increase in services and supplies as a percentage of revenues. These contracts have a higher component of services and supplies than our other operations. During fiscal year 2008 and 2007, we recorded $3.5 million and $2.8 million, respectively, in other costs associated with the potential buyout of the Company. During fiscal year 2007, we recorded $1.3 million related to our ongoing stock option investigation and shareholder derivative lawsuits, $0.5 million for our fiscal year 2007 restructuring activities and $0.2 million for other impairment charges.
Rent, lease and maintenance increased $44.5 million, or 6.3%, to $746.1 million. As a percentage of revenues, rent, lease and maintenance decreased 0.1% to 12.1% in fiscal year 2008 from 12.2% in fiscal year 2007. During fiscal year 2008 and 2007, we recorded $2.4 million and $0.9 million, respectively, for electronic data storage costs related to our ongoing stock option investigation. During fiscal year 2007, we recorded $2.1 million related to our fiscal year 2007 restructuring activities.
During fiscal year 2007, we recorded a non-cash impairment charge to in-process capitalized software related to our Department of Education contract of approximately $76.4 million as discussed above in “Contract with the Department of Education”.

Other operating expenses increased $2.1 million to $68.8 million. As a percentage of revenues, other operating expenses decreased 0.1%, to 1.1%. This decrease of 0.1% is explained by the following items in fiscal years 2008 and 2007 (in millions):

	Fiscal year ended June 30,
	2008	2007
Commercial segment:
Litigation settlement	$3.0	$-
Gain on sale of UPRR	(1.0)	-
Litigation settlement related to pre-acquisition activities of the Acquired HR Business (as defined in Note 5 to our Consolidated Financial Statements) and subsequent recovery from seller	(1.8)	4.5
Provision for uncollectible accounts receivable related to the bankruptcy of a sub-prime lending client	-	1.5

Government segment:
Gain on sale of our decision support business	(2.4)	-
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	(2.2)	-

Corporate segment:
Legal costs associated with the ongoing stock option investigations and stockholder derivative lawsuits, net of insurance recovery	30.1	30.1
Legal costs associated with the potential sale of the Company and stockholder derivative lawsuits	6.3	3.1
Reversal of penalties related to Section 162(m) disallowances	-	(0.9)

Total	$32.0	$38.3

As a percentage of revenue	0.5%	0.7%

Change as a percentage of revenue explained above	(0.2)%
Other net change as a percentage of revenue	0.1%

Total change as a percentage of revenue	(0.1)%

Operating Income
Operating income increased $108.1 million, or 20.1%, in fiscal year 2008 compared to the prior year. As a percentage of revenues, operating income increased 1.2%.  This increase of 1.2% as a percentage of revenue is explained by the following items in fiscal year 2008 and 2007 (in millions):

	Fiscal year ended June 30,
	2008	2007
Commercial segment:
Litigation settlement	$(3.0)	$-
Impairment charge related to the termination of a Commercial client that was acquired	(1.6)	-
Gain on sale of UPRR	1.0	-
Costs related to our fiscal year 2007 restructuring activities	-	(8.9)
Litigation settlement related to pre-acquisition activities of the Acquired HR Business and subsequent recovery from seller	1.8	(4.5)
Provision for uncollectible accounts receivable and other charges related to the loss of a sub-prime lending client to bankruptcy	-	(1.7)
Asset impairments and other charges	-	(1.3)
Costs related to our efforts to relocate domestic functions to offshore facilities	-	(1.2)

Government segment:
Gain on sale of our decision support business	2.4	-
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	2.2	-
Software impairment charge related to the CSB contract	-	(76.4)
Revenue related to the settlement of the North Carolina Department of Health and Human Services contract dispute	-	3.4
Cost related to our restructuring activities	-	(1.3)

Corporate segment:
Legal and other costs associated with the ongoing stock option investigations and stockholder derivative lawsuits, net of insurance recovery	(32.5)	(32.3)
Legal costs and other costs associated with the potential sale of the Company and stockholder derivative lawsuits	(9.9)	(5.9)
Cost related to amending certain employees stock options	(1.2)	-
Cost related to certain former employees’ stock options	(1.4)	-
Reversal of accrued penalties related to the Section 162(m) disallowances	-	0.9

Total	$(42.2)	$(129.2)

As a percentage of revenue	(0.7)%	(2.2)%

Change as a percentage of revenue explained above	1.5%
Other net change as a percentage of revenue	(0.3)%

Total change as a percentage of revenue	1.2%

Interest Expense
Interest expense decreased $20.7 million, to $161.9 million, primarily due to lower interest rates on outstanding balances on our Credit Facility during fiscal year 2008 as compared to the same period of the prior year. Interest expense in fiscal year 2007 includes $2.6 million in charges related to a waiver fee on our Credit Facility.
Other Non-Operating Income, Net
Other non-operating income, net decreased $16 million to $13.1 million in fiscal year 2008 from $29.1 million in fiscal year 2007. Fiscal year 2007 includes a gain of $8.2 million on the sale of a minority interest in a professional services business. In addition, other income, net decreased in fiscal year 2008 due to lower income on the investments supporting our deferred compensation plans offset by foreign currency transaction gains and gains on our foreign currency forward agreements during fiscal year 2008.
Income Tax Expense
Our effective income tax rate decreased to 33.7% in fiscal year 2008 from 34% in fiscal year 2007. During fiscal year 2008 we reversed $5.9 million in income tax expense related to amounts previously accrued for Internal Revenue Code Section 162(m) deductions due to settlements with taxing authorities (please see Note 20 to our Consolidated Financial Statements for further discussion). During fiscal year 2007 we reversed $4.5 million in income tax expense related to amounts previously accrued for cash-based compensation related issues associated with Section 162(m) deductions.  Our effective income tax rate on operations is lower than the 35% federal statutory rate primarily due to the impact of refunds and additional settlements with taxing authorities resulting in a reduction of expenses calculated in accordance with FIN 48, offset by state income taxes.
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
Revenue in our Commercial segment, which represented approximately 59% of our consolidated revenue for fiscal year 2007, increased $286.8 million, or 9%, to $3.4 billion in fiscal year 2007 compared to fiscal year 2006. Revenue growth from acquisitions was 5%. Internal revenue growth was 4%, due primarily to increased revenues related to contracts with Sprint Nextel Corporation, MeadWestvaco, Glaxo-Smith-Kline, Disney, Humana, Genworth, Aetna, T-Mobile, Burger King, University of Phoenix and Unum Provident. These increases were partially offset by decreases with General Motors, SBC Communications, Chase Bank and APL. The contracts discussed above collectively represented approximately 97% of our internal revenue growth for the period in this segment.
Revenue in our Government segment, which represented approximately 41% of our consolidated revenue for fiscal year 2007, increased $132 million, to $2.4 billion in fiscal year 2007 compared to fiscal year 2006. Excluding the impact of the revenues related to the 2006 Divestitures, revenues in our Government segment increased to $2.4 billion in fiscal year 2007 compared to $2.1 billion in fiscal year 2006. Revenue growth from acquisitions was 4%, primarily due to the acquisition of Transport Revenue completed in the second quarter of fiscal year 2006. Internal revenue growth was 7% for fiscal year 2007. We experienced growth in the following areas: (i) our international and domestic transportation contracts, including contracts for the New Jersey Transit Authority and Melbourne, Australia for fare collection, Maryland EZPass, Los Angeles Transit Authority, our commercial vehicle operations contract and the city of Houston; (ii) our Medicaid and pharmacy benefit management contracts, including our Medicaid contracts with Texas, New Hampshire, North Dakota, Mississippi, New Mexico, Colorado and Wyoming, as well as our contracts with Florida Choice and Missouri Medical PA, offset by a decline in our contract with the Georgia Department of Community Health; (iii) our children and youth services and electronic payment services contacts, including our Indiana Eligibility, Michigan and Ohio electronic payment services and New York and New Jersey payment processing and e-Disbursement contracts; (iv) Government information technology business, including our contract with the State of Maryland; and (v) Social Security Administration. This growth was offset by declines in revenue related to our Department of Education and Texas CHIP contracts and lower revenues related to our unclaimed property business. The areas discussed above collectively represent 94% of our internal revenue growth for the period in this segment.
Operating Expenses
Wages and benefits increased $180.7 million, or 7%, to $2.7 billion in fiscal year 2007 from fiscal year 2006. As a percentage of revenues, wages and benefits decreased 0.4% to 47.6% in fiscal year 2007 from 48% in fiscal year 2006. In fiscal years 2007 and 2006, we recorded approximately $7.2 million and $6.5 million, respectively, in expense for involuntary termination charges for employees related to our restructuring activities. In fiscal year 2007, we recorded compensation expense of approximately $1.1 million of duplicate costs related to our efforts to relocate domestic functions to offshore facilities. In fiscal year 2006 we recorded approximately $5.7 million in incremental transaction expenses related to the human resources consulting and outsourcing business of Mellon Financial Corporation (the “Acquired HR Business”) and compensation expense of $5.4 million related to the departure of Jeffrey A. Rich, our former Chief Executive Officer.
Services and supplies increased $93.9 million, or 8%, to $1.3 billion in fiscal year 2007 from fiscal year 2006. As a percentage of revenues, services and supplies increased 0.1% to 21.9% in fiscal year 2007 from 21.8% in fiscal year 2006. In fiscal year 2007 and 2006, we recorded $1.3 million and $0.3 million, respectively, related to our ongoing stock option investigations and shareholder derivative lawsuits. In fiscal year 2007, we recorded $2.8 million related to the potential buyout of the Company. In fiscal year 2007, we recorded approximately $0.5 million related to the consolidation of solution development groups within the Government segment. In fiscal year 2006, we recorded $0.6 million of impairment and other charges related to our restructuring activities.
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

Other operating expenses increased $10 million to $66.7 million in fiscal year 2007. As a percentage of revenues, other operating expenses increased 0.1%, to 1.2%. This increase of 0.1% is explained by the following items in fiscal year 2007 and 2006 (in millions):

	Fiscal year ended June 30,
	2007	2006
Commercial segment:
Litigation settlement related to pre-acquisition activities of the Acquired HR Business	$4.5	$-
Provision for uncollectible accounts receivable related to the bankruptcy of a sub-prime lending client	1.5	-
Provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients	-	3.0

Government segment:
Provision for estimated legal settlement and uncollectible accounts receivable related to the WWS Divestiture	-	3.3
Provision for uncollectible accounts receivable retained in connection with the Divested Federal Business (as defined in Item 1. Business)	-	2.4
Legal settlements and related costs	-	0.5

Corporate segment:
Legal costs associated with the ongoing stock option investigations and stockholder derivative lawsuits	30.1	2.7
Legal costs associated with the potential sale of the Company and stockholder derivative lawsuits	3.1	-
Reversal of penalties related to Section 162(m) disallowances	(0.9)	-
Aircraft impairment	-	4.7
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	-	4.0
Legal settlements and related costs	-	2.7

Total	$38.3	$23.3

As a percentage of revenue	0.7%	0.4%

Change as a percentage of revenue explained above	0.3%
Other net change as a percentage of revenue	(0.2)%

Total change as a percentage of revenue	0.1%

Operating Income
Operating income decreased $80.3 million, or 13%, in fiscal year 2007 compared to the prior year. As a percentage of revenues, operating income decreased 2.2%. This decrease of 2.2% is explained by the following items in fiscal year 2007 (in millions):

	Fiscal year ended June 30,
	2007	2006
Commercial segment:
Costs related to our restructuring activities	$(8.9)	$(10.2)
Litigation settlement related to pre-acquisition activities of the Acquired HR Business	(4.5)	-
Provision for uncollectible accounts receivable and other charges related to the bankruptcy of a sub-prime lending client	(1.7)	-
Costs related to our efforts to relocate domestic functions to offshore facilities	(1.2)	-
Other impairments and severance charges	(1.3)	(2.2)
Incremental transaction costs related to the Acquired HR Business	-	(5.7)
Provision for doubtful accounts for an assessment of risk related to the bankruptcies of certain airline clients	-	(3.0)

Government segment:
Software impairment charge related to the CSB contract	(76.4)	-
Revenue related to the settlement of the North Carolina Department of Health and Human Services contract dispute	3.4	-
Cost related to our restructuring activities	(1.3)	(2.6)
Gain on sale of Government WWS Divestiture	-	32.9
Charge related to the North Carolina Department of Health and Human Services contract	-	(4.0)
Provision for estimated legal settlement and uncollectible accounts receivable related to the WWS Divestiture	-	(3.4)
Provision for uncollectible accounts receivable retained in connection with Divested Federal Business	-	(2.4)
Other impairments and severance charges	-	(1.5)
Legal settlements and related costs	-	(0.5)

Corporate segment:
Legal and other costs associated with the ongoing stock option investigations and stockholder derivative lawsuits	(32.3)	(2.9)
Legal costs and other costs associated with the potential sale of the Company and stockholder derivative lawsuits	(5.9)	-
Reversal of accrued penalties related to the Section 162(m) disallowances	0.9	-
Compensation expense related to the departure of Jeffrey A. Rich, former Chief Executive Officer	-	(5.4)
Aircraft impairment	-	(4.7)
Legal costs associated with the review of certain recapitalization options related to our dual class structure and an unsolicited offer regarding a potential sale of the Company	-	(4.0)
Legal settlements and related costs	-	(2.7)

Total	$(129.2)	$(22.3)

As a percentage of revenue	(2.2)%	(0.4)%

Change as a percentage of revenue explained above	(1.8)%
Other net change as a percentage of revenue	(0.4)%

Total change as a percentage of revenue	(2.2)%

Operating income in fiscal year 2006 included operating losses of $39.5 million (0.7% as a percentage of revenues) related to two underperforming multi-scope human resources contracts (included in various cost of revenues categories). Of this $39.5 million loss, $5 million was related to settlement of various contract disputes with a client, and approximately $2.1 million and $8.4 million related to a contract loss accrual and asset impairment charges, respectively, for another client. These settlements, contract loss accrual and asset impairment are included in other cost of revenues.

Interest Expense
Interest expense increased $114.3 million, to $182.7 million, primarily due to borrowings under our Credit Facility related to the purchase of shares under our share repurchase programs in fiscal years 2007 and 2006, the purchase of shares in our Tender Offer in fiscal year 2006 and general corporate purposes, including the fiscal year 2007 acquisitions of Primax and Systech and the fiscal year 2006 acquisition of Transport Revenue (each as defined in Note 5 to our Consolidated Financial Statements).
Other Non-Operating Income, Net
Other non-operating income, net increased $19.7 million to $29.1 million from $9.4 million in the prior year period. We recorded an $8.2 million gain on the sale of our minority interests in a professional services business during fiscal year 2007 as discussed above in “Significant Developments – Fiscal Year 2007”. In fiscal year 2006, we recorded a loss of $4.1 million on the early extinguishment of debt for the balance of the debt issue costs related to our Prior Facility (as defined in Note 12 to our Consolidated Financial Statements). Also contributing to the increase in other non-operating income, net were increases in interest income on cash investments and long-term investments, including those supporting our deferred compensation plans. The compensation cost related to our deferred compensation plans is included in wages and benefits in our Consolidated Statements of Income.
Income Tax Expense
Our effective income tax rate decreased to 34% in fiscal year 2007 from 35.7% in fiscal year 2006. This effective income tax rate is comprised of the following: an effective tax rate on operations of 35.5%, an effective tax rate on the CSB software impairment charges of 36.8% and a reduction in rate attributable to one-time benefits realized in the fourth quarter of fiscal year 2007. During fiscal year 2007 we reversed $4.5 million in income tax expense related to amounts previously accrued for cash-based compensation related issues associated with Section 162(m) deductions (please see Note 20 to our Consolidated Financial Statements for further discussion). Our effective income tax rate on operations for fiscal year 2006 is higher than the 35% federal statutory rate primarily due to the effect of state income taxes.
Liquidity and Capital Resources
Cash Flows
We generated approximately $826.8 million, $738.4 million and $638.7 million in cash flows provided by operating activities in fiscal years 2008, 2007 and 2006, respectively. Significant items affecting our fiscal years 2008, 2007 and 2006 cash flows provided by operating activities are discussed below (dollars in millions).

	Fiscal year ended June 30,
	2008	2007	2006
Cash paid for interest on outstanding debt	$(157.7)	$(169.6)	$(56.3)
Cash paid for legal fees and other costs related to the investigations into our stock option grant practices, derivative lawsuits related to our stock option grant practices and the potential sale of the Company	(41.4)	(30.3)	-
Cash received for interest income	8.9	8.0	3.4
Cash paid to certain current and former employees related to stock options	(6.8)	-	-
Cash paid on tax, interest and penalties related to our stock option grant practices	-	(35.0)	-
Cash paid for final settlement of the Mellon Financial Corporation (“Mellon”) transition services agreement (a)	-	-	(85.8)
Cash paid for incentive compensation to employees of the Acquired HR Business (a)	-	-	(26.3)

Cash flow used by items listed above	$(197.0)	$(226.9)	$(165.0)

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

In addition to the reduced cash outflows noted in the table above, our increased fiscal year 2008 cash flows provided by operating activities were positively impacted by higher operating income, excluding the $76.4 million non-cash software impairment charge, lower income tax payments in fiscal year 2008, compared to fiscal year 2007, and favorable timing of vendor payments, offset by the growth in our accounts receivable and increased incentive compensation payments made in fiscal year 2008, but which were earned and accrued in fiscal year 2007. The growth in our accounts receivable was caused by increases in unbilled accounts receivable, primarily in our Government segment, where revenues recognized under a cost plus contract and also under certain percentage-of-completion contracts were higher than the related billings and collections during the fiscal year.
Our increased fiscal year 2007 cash flows provided by operating activities, compared to fiscal year 2006, were negatively impacted by increased cash outflows noted in the table above, but were positively benefited by reduced incentive compensation payments made in fiscal year 2007 due to lower operating performance in fiscal year 2006, increased collections of accounts receivable and reduced payments for hardware and software maintenance, as compared to fiscal year 2006. Additionally, the timing of payments collected for unearned revenue in fiscal year 2007 was reduced, compared to fiscal year 2006.
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
Accounts receivable fluctuations may have a significant impact on our cash flows provided by operating activities. Accounts receivable can be negatively impacted by growth in revenues in one fiscal year compared to the prior fiscal year, where collections typically lag behind the related client billings, resulting in a use of cash for operating activities. Conversely, when revenue growth slows, then accounts receivable is positively impacted, resulting in a source of cash for operating activities. Additionally, accounts receivable is impacted by contracts where we apply percentage-of-completion accounting in the recognition of revenues. Under such contracts we may receive a different amount of payments from the clients during that fiscal year than the amount that we record as revenues during the same period. Such payments are typically dependent on original contract negotiations as to the timing of when such payments are due, and based on actual operational performance in the delivery of the contract milestones and associated client acceptance required under the contracts.
Free cash flow is measured as cash flow provided by operating activities (as reported in our Consolidated Statements of Cash Flows), less capital expenditures (purchases of property, equipment and software, net, as reported in our Consolidated Statements of Cash Flows) less additions to other intangible assets (as reported in our Consolidated Statements of Cash Flows). We believe this free cash flow metric provides an additional measure of available cash flow after we have satisfied the capital expenditure requirements of our operations, and should not be taken in isolation to be a measure of cash flow available for us to satisfy all of our obligations and execute our business strategies. We also rely on cash flows from financing activities which, together with free cash flow, are expected to be sufficient for us to execute our business strategies. Our measure of free cash flow may not be comparable to similarly titled measures of other companies. The following table sets forth the calculations of free cash flow (in thousands):

	Fiscal year ended June 30,
	2008	2007	2006
Net cash provided by operating activities	$826,777	$738,378	$638,710
Purchases of property, equipment and software, net	(267,948)	(316,843)	(394,467)
Additions to other intangible assets	(40,358)	(43,187)	(35,831)

Free cash flow	$518,471	$378,348	$208,412

Our capital expenditures, defined as purchases of property, equipment and software, net, and additions to other intangible assets, were approximately $308.3 million, or 5% of total revenues, $360 million, or 6.2% of total revenues, and $430.3 million, or 8% of total revenues, for fiscal years 2008, 2007 and 2006, respectively. Historically, the capital intensity of our business has ranged between 5 to 7%. During fiscal year 2006, the overall capital intensity of our business was 8% due to approximately $60 million of investments for the following: investments related to integrating the Acquired HR Business and expanding our human resources outsourcing technology platform; investments made in our Government Healthcare technology platforms; the expansion of our data center capacity with the addition of a new data center and investments to increase global production both in existing locations and new geographies. We expect that as our new business signings ramp, we will incur capital expenditures associated with the new business, which could result in increased capital intensity over the fiscal year 2008 percentage, but we expect that the capital intensity will remain within our historical range.

During fiscal years 2008, 2007 and 2006, cash used in investing activities was $534.8 million, $529 million and $651.8 million, respectively. We used $219.5 million in fiscal year 2008 for acquisitions, including Syan, sds, CompIQ and TMS (each as defined in Note 5 to our Consolidated Financial Statements). We used $182.7 million in fiscal year 2007 for acquisitions, including Systech, Primax, Albion and CDR (each as defined in Note 5 to our Consolidated Financial Statements). We used $250.3 million for acquisitions during fiscal year 2006, primarily for the purchase of Transport Revenue, LiveBridge and Intellinex (each as defined in Note 5 to our Consolidated Financial Statements). During fiscal year 2008, we received proceeds from the sale of our decision support business and UPRR of $6.3 million. During fiscal year 2006, we received proceeds from divestitures of $67.7 million.
During fiscal year 2008, we used approximately $137.4 million in financing activities, including $200 million to purchase shares under our share repurchase program, offset by proceeds from stock option exercises of $81.2 million. During fiscal year 2007, approximately $2.9 million was used in financing activities. Such financing activities included $696.7 million net borrowings of debt and the repurchase of shares of $730.7 million. During fiscal year 2006, approximately $51.2 million was provided by financing activities. Such financing activities included $813.2 million net borrowings of debt, proceeds from employee stock transactions of $103.1 million, offset by the purchase of shares in our tender offer of $476 million and our share repurchase programs of $385.1 million, as well as the settlement of stock options with Jeffrey A. Rich, former Chief Executive Officer, of $18.4 million.
We entered into capital lease agreements of an aggregate of $26.9 million, $47.8 million and $24.3 million for the purchase of equipment during fiscal years 2008, 2007 and 2006, respectively.
Credit Arrangements
Draws made under our Credit Facility are made to fund cash acquisitions and share repurchases and for general working capital requirements. During the last twelve months, the balance outstanding under our credit facilities for borrowings ranged from $1.83 billion to $1.87 billion. At June 30, 2008, we had approximately $791.5 million available under our Revolving Facility after giving effect to outstanding indebtedness of $91.2 million and $117.3 million of outstanding letters of credit that secure certain contractual performance and other obligations and reduce the availability of our Revolving Facility. At June 30, 2008, we had $1.9 billion outstanding under our Credit Facility, of which $1.8 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt. At June 30, 2008, $1.8 billion of our outstanding balances under our Credit Facility bore interest at approximately 4.47% and another $91.2 million of our outstanding balance bore interest from 3.63% to 5.74%. Please see Note 19 to our Consolidated Financial Statements for a discussion of the interest rate swap and interest rate collar agreements related to interest rates on our Credit Facility. We are in compliance with the covenants of our Credit Facility, as amended, as of the date of filing of this report.
Please see Note 12 to our Consolidated Financial Statements for a discussion of the terms of our Credit Facility and our outstanding surety bonds and letters of credit.
Please see Note 12 to our Consolidated Financial Statements for a discussion of the declaratory action with respect to the alleged default and purported acceleration of our Senior Notes.
Credit Ratings
On March 20, 2007, following the announcement that ACS founder Darwin Deason and private equity fund Cerberus proposed to buy the Company, Fitch, Moody’s and Standard & Poor’s placed us on review for potential downgrade.  On December 3, 2007, Fitch removed us from Rating Watch Negative and on December 20, 2007 affirmed our rating at BB with a Stable Outlook, except for our Senior Notes which remain at BB-.  On January 3, 2008, Standard & Poor’s removed us from CreditWatch with negative implications and confirmed our credit rating at BB with a negative outlook.   On January 28, 2008, Moody’s concluded their review of ACS for potential downgrade and confirmed our rating at Ba2 with a stable outlook.  On August 8, 2008, S&P confirmed our BB rating and revised our outlook to stable. There may be additional reductions in our ratings depending on the timing and amounts that may be drawn under our Credit Facility. As a result, the terms of any financings we choose to enter into in the future may be adversely affected. In addition, as a result of these downgrades, the sureties which provide performance bonds backing our contractual obligations could reduce the availability of these bonds, increase the price of the bonds to us or require us to provide collateral such as a letter of credit. However, we believe that we will continue to have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals.  In addition, certain of our commercial outsourcing contracts provide that, in the event our credit ratings are downgraded to certain specified levels, the client may elect to terminate its contract with us and either pay a reduced termination fee or in some limited instances, no termination fee.  While we do not anticipate that the downgrading of our credit ratings will result in a material loss of commercial outsourcing revenue due to the client’s exercise of these termination rights, there can be no assurance that such a credit ratings downgrade will not adversely affect these client relationships.

Derivative Instruments and Hedging Activities
Please see Note 19 to our Consolidated Financial Statements for a discussion of our derivative instruments and hedging activities.
Share Repurchase Programs
Please see Note 16 to our Consolidated Financial Statements for a discussion of our share repurchase programs.
Stock Option Repricing
Please see Note 16 to our Consolidated Financial Statements for a discussion of the repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
Other
At June 30, 2008, we had cash and cash equivalents of $461.9 million compared to $307.3 million at June 30, 2007. Our working capital (defined as current assets less current liabilities) increased to $1.02 billion at June 30, 2008 from $839.7 million at June 30, 2007. Our current ratio (defined as total current assets divided by total current liabilities) was 1.9 at both June 30, 2008 and 2007. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 51% and 54% at June 30, 2008 and 2007, respectively.
We believe that available cash and cash equivalents, together with cash generated from operations and available borrowings under our Credit Facility, will provide adequate funds for our anticipated internal growth and operating needs, including capital expenditures, and will meet the cash requirements of our contractual obligations. However, due to the additional borrowings made in relation to our share repurchase programs and if we utilize the unused portion of our Credit Facility to repay the Senior Notes or for other corporate purposes, our indebtedness and interest expense would increase, possibly significantly, and our indebtedness could be substantial in relation to our stockholders’ equity. Should interest rates rise, our interest expense could increase and impact our results of operations and cash flows. We believe that our expected cash flow provided by operating activities, and anticipated access to the unused portion of our Credit Facility and capital markets will be adequate for our expected liquidity needs, including capital expenditures, and to meet the cash requirements of our contractual obligations. In addition, we intend to continue our growth through acquisitions, which could require significant commitments of capital. In order to pursue such opportunities we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and expansion opportunities and how such opportunities will be financed.
Related Party Transactions
Please see Note 3 to our Consolidated Financial Statements for a discussion of the proposal received from our Chairman, Darwin Deason, and Cerberus to acquire all of the outstanding shares of the Company.
Please see Note 24 to our Consolidated Financial Statements for a discussion of transactions with related parties.

Disclosures about Contractual Obligations and Commercial Commitments as of June 30, 2008 (in thousands):

		Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt (1)	$1,852,253	$18,764	$36,077	$1,797,343	$69
Senior Notes, net of unamortized discount (1)	499,529	-	249,967	-	249,562
Capital lease obligations (1)	53,132	28,609	22,985	1,538	-
Operating leases (2)	1,100,369	340,334	535,733	167,402	56,900
Purchase obligations (3) (4)	48,449	17,369	31,080	-	-

Total Contractual Cash Obligations	$3,553,732	$405,076	$875,842	$1,966,283	$306,531

		Amount of Commitment Expiration per Period
	Total
	Amounts	Less than			After
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	5 Years
Standby letters of credit	$117,289	$117,289	$-	$-	$-
Surety bonds	662,358	627,847	30,825	3,686	-

Total Commercial Commitments	$779,647	$745,136	$30,825	$3,686	$-

(1)	Excludes accrued interest of $5.3 million at June 30, 2008.
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

(4)
In June 2006, we entered into a two year agreement with Rich Capital, LLC, an M&A advisory firm owned by Jeffery A. Rich, former Chief Executive Officer, to provide us with advisory services in connection with potential acquisition candidates. This contractual obligation is included in purchase obligations in the table above. However, we have currently suspended payment under this agreement pending determination whether Rich Capital, LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.

We made contributions of approximately $14.1 million to our pension plans during fiscal year 2008. We expect to contribute approximately $15 million to our pension plans in fiscal year 2009. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of June 30, 2008. Please see “Critical Accounting Policies” below for discussion of our pension plans.
Please see Note 20 to our Consolidated Financial Statements for a discussion of our outstanding surety bonds and letters of credit.
Please see Note 5 to our Consolidated Financial Statements for a discussion of our obligation to make contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions.
As discussed in Note 20 to our Consolidated Financial Statements, as of June 30, 2008 we accrued approximately $8.1 million to be paid to current and former employees related to stock option repricing as the result of our internal investigation of our stock option grant practices. Approximately $6.8 million was paid during fiscal year 2008 related to these liabilities.
Please see Note 14 to our Consolidated Financial Statements for discussion of our adoption of the provisions of FIN 48 as of July 1, 2007 and our uncertain tax positions. We are unable to make a reasonably reliable estimate as to when cash settlements of these uncertain tax positions with taxing authorities will occur.
As discussed in Note 20 to the Consolidated Financial Statements, during fiscal year 2008, we settled all issues and claims with Lockheed Martin Corporation related to the divestiture of the majority of our federal business and our acquisition of Lockheed Martin Corporation’s commercial information technology services business. This settlement resulted in a payment to Lockheed Martin Corporation of $6.5 million in fiscal year 2008, reflected in cash flows from investing activities in our Consolidated

Statements of Cash Flow, and $2.2 million ($1.5 million, net of income tax) of income recorded to other operating expense in our Consolidated Statements of Income during fiscal year 2008. Also as discussed in Note 20 to our Consolidated Financial Statements, we have agreed to indemnify ManTech International Corporation with respect to the Department of Justice investigation related to purchasing activities at Hanscom Air Force Base during the period 1998 to 2000.
Please see Note 20 to our Consolidated Financial Statements for a discussion of our exposure under our Commercial contract to perform third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions.
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
During fiscal year 2008, approximately 74% of our revenue was recognized based on transaction volumes, approximately 8% was fixed fee based, wherein our revenue is earned as we fulfill our performance obligations under the arrangement, approximately 6% was related to cost reimbursable contracts, approximately 6% of our revenue was recognized using percentage-of-completion accounting and the remainder is related to time and material contracts. Our revenue mix is subject to change due to the impact of acquisitions, divestitures and new business.
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
Revenues for business process outsourcing services are recognized as services are rendered, generally on the basis of the number of accounts or transactions processed. Information technology processing revenues are recognized as services are provided to the client, generally at the contractual selling prices of resources consumed or capacity utilized by our clients. Revenues from annual maintenance contracts are deferred and recognized ratably over the maintenance period. Revenues from hardware sales are recognized upon delivery to the client and when uncertainties regarding client acceptance have expired.
Revenues on certain fixed price contracts where we provide information technology system development and implementation services are recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that are binding agreements between us and our clients in which we agree, for compensation, to perform a service to the client’s specifications. These services require that we perform significant, extensive and complex design, development, modification and implementation activities for our clients’ systems. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with the agreement.
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
At times, we may contract with a client to provide more than one service; for instance, we may contract for an implementation or development project and also provide services or operate the system over a period of time. In these situations, we follow the guidance of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides the methodology for separating the contract elements and allocating total arrangement consideration to the contract elements but does not stipulate the revenue recognition methodology that should be applied to these separate elements. Once the contract has been separated under the guidance of EITF 00-21 and arrangement consideration allocated, revenue recognition for each of the segments follows the applicable revenue recognition method, as described above. In certain instances where revenue cannot be allocated to a contract element delivered earlier than other elements, costs of delivery are deferred and recognized as the subsequent elements are delivered. Costs deferred cannot exceed the relative fair value of the related element and are tested for impairment regularly.
Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. We recognize revenues for non-refundable, upfront implementation fees on a straight-line basis over the period between the initiation of the ongoing services through the end of the contract term.
Cost of Revenues
We present cost of revenues in our Consolidated Statements of Income based on the nature of the costs incurred. Substantially all these costs are incurred in the provision of services to our clients. The selling, general and administrative costs included in cost of revenues are not material and are not separately presented in the Consolidated Statements of Income.
Contingencies
We account for claims and contingencies in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS 5 requires that we record an estimated loss from a claim or loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.
Our contracts with clients typically span several years. We continuously review and reassess our estimates of contract profitability. If our estimates indicate that a contract loss will occur, a loss accrual is recorded in the Consolidated Financial Statements in the period it is first identified, if allowed by relevant accounting guidance. Circumstances that could potentially result in contract losses over the life of the contract include variances from expected costs to deliver our services, and other factors affecting revenues and costs.
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
Stock-Based Compensation
SFAS No. 123(revised 2004), “Share-based Payment” (“SFAS 123(R)”) requires us to recognize compensation expense for all stock-based payment arrangements based on the fair value of the stock-based payment on the date of grant. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:
•	Expected volatility of our stock price based on historical monthly volatility over the expected term.

•	Expected term of the option based on historical employee stock option exercise behavior and the vesting and contractual terms of the respective option.

•	Risk-free interest rate for periods within the expected term of the option.

•	Expected dividend yield.
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
Pension and Post-Employment Benefits
SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), establishes standards for reporting and accounting for pension benefits provided to employees. On June 30, 2007, we adopted SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires recognition of the funded status of a defined benefit plan in the statement of financial position as an asset or liability if the plan is overfunded or underfunded, respectively. Changes in the funded status of a plan are required to be recognized in the year in which the changes occur, and reported in comprehensive income as a separate component of stockholders’ equity. Further, certain gains and losses that were not previously recognized in the financial statements are required to be reported in comprehensive income, and certain disclosure requirements were changed. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year end. There was no change to our June 30 measurement date as a result of the adoption of SFAS 158.

Assumptions for calculating benefit obligations and net periodic benefit cost
The following table summarizes the weighted-average assumptions used in the determination of our benefit obligation:

	As of June 30,
	2008	2007
Non-U.S. Plans
Discount rate	5.20% - 6.00%	5.20% - 5.67%
Rate of increase in compensation levels	3.00% - 5.45%	4.25% - 4.80%

U.S. Plan
Discount rate	6.80%	6.40%
Rate of increase in compensation levels	3.80%	3.40%
The following table summarizes the assumptions used in the determination of our net periodic benefit cost:

	Fiscal year ended June 30,
	2008	2007	2006

	Pension	Pension	Pension
	Plans	Plans	Plans
Non-U.S. Plans
Discount rate	5.20% - 6.00%	5.20% - 5.67%	5.00% - 5.75%
Long-term rate of return on assets	7.00% - 7.25%	6.50% - 7.00%	7.00% - 7.50%
Rate of increase in compensation levels	3.00% - 4.80%	4.25% - 4.60%	4.25% - 4.40%

U.S. Plan
Discount rate	6.40%	6.50%	5.75%
Long-term rate of return on assets	8.00%	8.00%	N/A
Rate of increase in compensation levels	3.40%	3.50%	3.00%
Our discount rate is determined based upon high quality corporate bond yields as of the measurement date. The table below illustrates the effect of increasing or decreasing the discount rates by 25 basis points (in thousands):

	Fiscal year ended June 30,
	2008		2007
	Plus .25%	Less .25%	Plus .25%	Less .25%
Non-U.S. Plans
Effect on pension benefit obligation	$(7,297)	$7,827	$(5,786)	$5,841
Effect on service and interest cost	$(582)	$569	$(485)	$488

U.S. Plan
Effect on pension benefit obligation	$(441)	$467	$(316)	$336
Effect on service and interest cost	$(144)	$152	$(145)	$153
We estimate the long-term rate of return on UK, Canadian, and U.S. plan assets will be 7%, 7.25%, and 8%, respectively, based on the long-term target asset allocation. Expected returns for the following asset classes used in the plans are based on a combination of long-term historical returns and current and expected market conditions.
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
The Canadian funded plan’s target asset allocation is 35% Canadian federal, provincial and corporate bonds, 30% larger capitalization Canadian stocks, 30% developed and larger capitalization Global ex Canada stocks (mainly U.S. and international stocks) and 5% cash and cash equivalents. A single investment manager actively manages all of the asset classes. This manager uses an equal blend of large cap value and large cap growth for stocks in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. The bonds are managed using a core approach where multiple strategies are engaged such as interest rate anticipation, credit selection and yield curve positioning to mitigate overall risk. At this time, the manager does not engage in any alternative investment strategies.
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
Allowance for Doubtful Accounts
We make estimates of the collectibility of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in our client payment terms and collection trends when evaluating the adequacy of our allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.
Income Taxes
We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances. Our provision for income taxes includes the impact of these reserve changes. In the event that there is a significant unusual or one-time item recognized in our operating results, the taxes attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.
Deferred income taxes are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which such differences are expected to reverse. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.
Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. Please see Note 14 to our Consolidation Financial Statements for a discussion of the adoption of FIN 48 and its impact on our financial condition and results of operations.
New Accounting Pronouncements

Please see Note 28 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk resulting from changes in interest rates, changes in market value of financial instruments caused by changes in interest rates and foreign currency exchange rates. Sensitivity analysis is one technique available to measure the impact that changes in these rates could have on our results of operations or financial position. The following analysis provides an indication of our sensitivity to changes in interest rates and foreign currency exchange rates as of June 30, 2008.
Interest Rates
During fiscal year 2006, we entered into the Credit Facility (please see Note 12 to our Consolidated Financial Statements for more discussion).  The Term Loan Facility and Revolving Facility are variable rate instruments and are subject to market risk resulting from changes in interest rates.  Risk can be estimated by measuring the impact of a near-term adverse movement of 100 basis points in short-term market interest rates.  If interest rates had increased by 100 basis points at June 30, 2008, and the amount outstanding as of June 30, 2008 under our Credit Facility had been outstanding for the entire fiscal year, net of $1.1 billion under our interest rate swap and interest rate collar discussed below, our results of operations would have decreased approximately $11.6 million ($7.2 million, net of income tax).
In January 2008, we entered into a zero cost interest rate collar with an interest rate cap of 3.281% and a floor of 2.425%. The notional amount of the collar is $500 million executed in two transactions each having two year terms, $300 million of which expires on January 30, 2010 and $200 million of which expires February 11, 2010. In March 2007, we entered into a five-year amortizing interest rate swap agreement structured so that we pay a fixed interest rate of 4.897%, and receive a floating interest rate equal to the one-month LIBOR rate. At June 30, 2008, the notional amount of the rate swap was $600 million. The interest rate collar and rate swap are designated as a cash flow hedge of forecasted interest payments on up to $1.1 billion of outstanding floating rate debt. The transactions had a fair market value of zero at inception. The unrealized loss on the transactions as of June 30, 2008 of $14.3 million ($8.9 million, net of income tax) is reflected in accumulated other comprehensive income, net and the fair market value of ($14.3 million) is reflected in other long term liabilities. The unrealized gain of $8.1 million ($5.3 million, net of income tax) as of June 30, 2007 is reflected in accumulated other comprehensive income, net and the fair market value of $8.1 million is reflected in other assets. Changes in the fair value of our interest rate hedges would not impact our results of operations or cash flows, unless redeemed prior to maturity.
We entered into $500 million of fixed rate Senior Notes during fiscal year 2005. The Senior Notes are subject to market risk from changes in interest rates. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in market interest rates. The fair value of the Senior Notes as of June 30, 2008 and 2007 was $455.9 million and $459.4 million, respectively, based on quoted market prices. If these rates were 100 basis points higher or lower at June 30, 2008, the fair value of the Senior Notes would be approximately $439.6 million and $473.1 million, respectively. Changes in the fair value of our fixed rate Senior Notes would not impact our results of operations or cash flows, unless redeemed prior to maturity.
Foreign Currency
We conduct business in the U.S. and in foreign countries and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. denominated foreign investments and foreign currency transactions. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates were 10% higher or lower at June 30, 2008, there would have been no material adverse impact on our results of operations or financial position.
We utilize derivative financial instruments to manage our exposure to foreign currencies related to our domestic and international operations. We enter into foreign currency forward agreements in order to hedge the exchange rate risk associated with specific forecasted transactions, including payments and receipts from clients and suppliers, and funding of operating expenses of our offshore operations. We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our foreign exchange forward agreements. The foreign exchange risk is computed based on the market value of the forward agreements as affected by changes in the corresponding foreign exchange rates. The sensitivity analysis represents the hypothetical changes in the value of the foreign exchange forward agreements and does not reflect the offsetting gain or loss on the underlying exposure. Fluctuations in the fair value of the foreign exchange forward agreements that qualify for hedge accounting treatment under SFAS 133 are recorded in accumulated other comprehensive income, net. As of June 30, 2008, a 10% adverse movement in the foreign currency exchange rate with all other variables held constant would have resulted in a decrease in the fair value of our qualified foreign exchange forward agreements of $4.3 million.  Changes in the fair value of these foreign exchange forward agreements would not impact our results of operations or cash flows, unless terminated prior to maturity.
As part of the acquisition of the Transport Revenue division of Ascom AG in December 2005, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and U.S. dollar revenues. These agreements do not qualify for hedge accounting under SFAS 133. In addition, we have entered into certain other foreign currency contracts not designated as hedges for accounting purposes, although management believes they are essential economic hedges. As of June 30, 2008, a 10% adverse movement in the foreign currency exchange rate with all other variables held constant would have resulted in a decrease in the fair value of our non-qualified foreign exchange forward agreements of approximately $2.2 million. Changes in the fair value of these foreign exchange forward agreements are recorded in other non-operating income, net in our Consolidated Statements of Income.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Affiliated Computer Services, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Affiliated Computer Services, Inc. and its subsidiaries at June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Notes 1 and 14 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions in fiscal year 2008.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Syan Holdings Limited (“Syan”) and sds business services GmbH (“sds”) from its assessment of internal control over financial reporting as of June 30, 2008 because they were acquired by the Company in purchase business combinations during fiscal year 2008. We have also excluded Syan and sds from our audit of internal control over financial reporting. Syan and sds are wholly-owned subsidiaries whose total assets and total revenues represent 3.0% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2008.
PricewaterhouseCoopers LLP
Dallas, TX
August 28, 2008

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$461,883	$307,286
Accounts receivable, net	1,378,285	1,257,108
Income taxes receivable	7,076	13,268
Prepaid expenses and other current assets	255,872	232,872

Total current assets	2,103,116	1,810,534

Property, equipment and software, net	920,637	897,319
Goodwill	2,785,164	2,612,368
Other intangibles, net	444,479	481,378
Other assets	216,003	180,830

Total assets	$6,469,399	$5,982,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,191	$97,951
Accrued compensation and benefits	244,888	246,742
Other accrued liabilities	338,861	400,238
Deferred taxes	82,017	14,418
Current portion of long-term debt	47,373	47,039
Current portion of unearned revenue	173,809	164,484

Total current liabilities	1,085,139	970,872

Senior Notes, net of unamortized discount	499,529	499,449
Other long-term debt	1,858,012	1,842,823
Deferred taxes	411,836	367,565
Other long-term liabilities	306,509	235,552

Total liabilities	4,161,025	3,916,261

Commitments and contingencies (See Notes 12 and 20)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 111,660 and 113,960 shares issued, respectively	1,116	1,139
Class B convertible common stock, $.01 par value, 14,000 shares authorized, 6,600 shares issued and outstanding	66	66
Additional paid-in capital	1,702,340	1,642,900
Accumulated other comprehensive income, net	18,830	15,916
Retained earnings	1,641,990	1,462,115
Treasury stock at cost, 21,002 shares	(1,055,968)	(1,055,968)

Total stockholders’ equity	2,308,374	2,066,168

Total liabilities and stockholders’ equity	$6,469,399	$5,982,429

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Fiscal year ended June 30,
	2008	2007	2006
Revenues	$6,160,550	$5,772,479	$5,353,661

Operating expenses:
Cost of revenues:
Wages and benefits	2,908,290	2,748,717	2,568,042
Services and supplies	1,383,801	1,262,435	1,168,540
Rent, lease and maintenance	746,077	701,620	646,474
Depreciation and amortization	380,571	346,199	289,852
Software impairment charge	-	76,407	-
Other	27,967	33,440	39,629

Cost of revenues	5,446,706	5,168,818	4,712,537

Gain on sale of business	-	-	(32,907)
Other operating expenses	68,766	66,706	56,747

Total operating expenses	5,515,472	5,235,524	4,736,377

Operating income	645,078	536,955	617,284

Interest expense	161,935	182,665	68,367
Other non-operating income, net	(13,076)	(29,123)	(9,396)

Pretax profit	496,219	383,413	558,313

Income tax expense	167,209	130,323	199,507

Net income	$329,010	$253,090	$358,806

Earnings per share:
Basic	$3.36	$2.53	$2.91

Diluted	$3.32	$2.49	$2.87

Shares used in computing earnings per share:
Basic	98,013	100,181	123,197

Diluted	98,993	101,572	125,027
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
	Common Stock				Additional		Other	Treasury Stock
	Class A		Class B		Paid-in	Retained	Comprehensive	Shares
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss), Net	Held	Amount	Total
Balance at June 30, 2005	137,886	$1,379	6,600	$66	$1,812,474	$1,969,636	$(10,910)	(19,255)	$(960,933)	$2,811,712
Comprehensive income:

Foreign currency translation losses	-	-	-	-	-	-	(1,305)	-	-	(1,305)
Foreign currency hedges(a)	-	-	-	-	-	-	(316)	-	-	(316)
Interest rate hedges (a)	-	-	-	-	-	-	1,588	-	-	1,588
Net income	-	-	-	-	-	358,806	-	-	-	358,806

Total comprehensive income										358,773

Share repurchases	-	-	-	-	-	-	-	(7,611)	(385,116)	(385,116)
Shares purchased in Tender Offer	-	-	-	-	-	-	-	(7,365)	(475,993)	(475,993)
Retired shares	(10,585)	(106)	-	-	(141,592)	(491,592)	-	10,585	633,290	-
Stock-based compensation expense	-	-	-	-	33,589	-	-	-	-	33,589
Tax benefit on stock option exercises	-	-	-	-	25,772	-	-	-	-	25,772
Employee stock transactions and related tax benefits	2,547	26	-	-	69,535	-	-	357	17,920	87,481

Balance at June 30, 2006	129,848	1,299	6,600	66	1,799,778	1,836,850	(10,943)	(23,289)	(1,170,832)	2,456,218
Comprehensive income:

Foreign currency translation gains	-	-	-	-	-	-	16,955	-	-	16,955
Foreign currency hedges(a)	-	-	-	-	-	-	693	-	-	693
Interest rate hedges (a)	-	-	-	-	-	-	6,837	-	-	6,837
Net income	-	-	-	-	-	253,090	-	-	-	253,090

Total comprehensive income										277,575

Share repurchases	-	-	-	-	-	-	-	(14,429)	(730,688)	(730,688)
Retired shares	(16,659)	(167)	-	-	(214,712)	(627,825)	-	16,659	842,704	-
Stock-based compensation expense	-	-	-	-	27,968	-	-	-	-	27,968
Tax benefit on stock option exercises	-	-	-	-	7,203	-	-	-	-	7,203
Employee stock transactions and related tax benefits	771	7	-	-	22,663	-	-	57	2,848	25,518
Adjustment to initially apply SFAS 158 (a)	-	-	-	-	-	-	2,374	-	-	2,374

Balance at June 30, 2007	113,960	1,139	6,600	66	1,642,900	1,462,115	15,916	(21,002)	(1,055,968)	2,066,168
Comprehensive income:

Foreign currency translation gains	-	-	-	-	-	-	25,473	-	-	25,473
Foreign currency hedges(a)	-	-	-	-	-	-	1,278	-	-	1,278
Interest rate hedges (a)	-	-	-	-	-	-	(12,600)	-	-	(12,600)
Prior service cost (a)	-	-	-	-	-	-	136	-	-	136
Change in funded status of pension plans (a)	-	-	-	-	-	-	(11,490)	-	-	(11,490)
Net income	-	-	-	-	-	329,010	-	-	-	329,010

Total comprehensive income										331,807

Share repurchases	-	-	-	-	-	-	-	(4,527)	(200,000)	(200,000)
Retired shares	(4,527)	(45)	-	-	(60,764)	(139,191)	-	4,527	200,000	-
Stock-based compensation expense	-	-	-	-	25,402	-	-	-	-	25,402
Tax benefit on stock option exercises	-	-	-	-	12,446	-	-	-	-	12,446
Employee stock transactions and related tax benefits	2,227	22	-	-	77,840	-	-	-	-	77,862
Adjustment to initially apply SFAS 158 to pension acquired(a)	-	-	-	-	-	-	117	-	-	117
Settlement of FIN 48 tax position	-	-	-	-	4,516	-	-	-	-	4,516
Adoption of FIN 48	-	-	-	-	-	(9,944)	-	-	-	(9,944)

Balance at June 30, 2008	111,660	$1,116	6,600	$66	$1,702,340	$1,641,990	$18,830	(21,002)	$(1,055,968)	$2,308,374

(a) Net of income tax
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$329,010	$253,090	$358,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380,571	346,199	289,852
Contract inducement amortization	14,304	14,634	15,332
Deferred financing fee amortization	6,261	6,292	2,850
Deferred contract cost amortization	7,494	-	-
Provision for uncollectible accounts receivable	3,138	(290)	8,462
Provision for default loan liability	-	(218)	(1,144)
Software impairment charge	-	76,407	-
Other asset impairments	1,560	1,351	19,132
Gain on sale of business units	(3,630)	(2,459)	(32,907)
(Gain)/loss on long-term investments	2,462	(19,345)	(6,787)
Deferred income tax expense	131,248	19,626	84,701
Excess tax benefit on stock-based compensation	(3,907)	(3,763)	(14,318)
Stock-based compensation expense	26,737	28,491	35,035
Loss on early extinguishment of long-term debt	-	-	4,104
Other non-cash activities	3,767	3,384	3,790
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(72,601)	10,882	(112,601)
Prepaid expenses and other current assets	(17,928)	(42,023)	(34,379)
Other assets	(11,642)	(2,085)	16,090
Accounts payable	86,787	(11,349)	25,943
Accrued compensation and benefits	(5,903)	63,233	(3,676)
Other accrued liabilities	(55,615)	12,493	(132,238)
Income taxes receivable/payable	1,135	4,312	18,093
Other long-term liabilities	(7,036)	(29,085)	(920)
Unearned revenue	10,565	8,601	95,490

Total adjustments	497,767	485,288	279,904

Net cash provided by operating activities	826,777	738,378	638,710

Cash flows from investing activities:
Purchases of property, equipment and software, net	(267,948)	(316,843)	(394,467)
Additions to other intangible assets	(40,358)	(43,187)	(35,831)
Payments for acquisitions, net of cash acquired	(219,480)	(182,724)	(250,317)
Proceeds from divestitures, net of transaction costs	6,345	-	67,665
Intangibles acquired in subcontract termination	-	-	(16,530)
Purchases of investments	(9,820)	(6,532)	(25,462)
Proceeds from sale of investments	2,975	20,283	3,167
Other	(6,500)	-	-

Net cash used in investing activities	(534,786)	(529,003)	(651,775)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	218,526	1,847,719	3,681,205
Payments of long-term debt	(240,685)	(1,150,972)	(2,867,995)
Purchase of treasury shares	(200,000)	(730,688)	(385,116)
Excess tax benefit on stock-based compensation	3,907	3,763	14,318
Proceeds from stock options exercised	81,184	24,523	83,190
Proceeds from issuance of treasury shares	-	2,923	19,927
Purchase of shares in Tender Offer	-	-	(475,959)
Stock option settlement with Jeffrey A. Rich, former Chief Executive Officer	-	-	(18,353)
Other, net	(326)	(194)	-

Net cash provided by (used in) financing activities	(137,394)	(2,926)	51,217

Net increase in cash and cash equivalents	154,597	206,449	38,152
Cash and cash equivalents at beginning of year	307,286	100,837	62,685

Cash and cash equivalents at end of year	$461,883	$307,286	$100,837

     See supplemental cash flow information in Notes 5, 6, 12, and 14.
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
We are a Fortune 500 and S&P 500 company with approximately 65,000 employees providing business process outsourcing and information technology services to commercial and government clients. We were incorporated in Delaware on June 8, 1988 and our corporate headquarters is located in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.
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
We present cost of revenues in our Consolidated Statements of Income based on the nature of the costs incurred. Substantially all these costs are incurred in the provision of services to our clients. The selling, general and administrative costs included in cost of revenues are not material and are not separately presented in the Consolidated Statements of Income.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash, short-term investments in commercial paper, and money market investments that have an initial maturity of three months or less. Cash equivalents are valued at cost, which approximates market.
Allowance for Doubtful Accounts
We make estimates of the collectibility of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in our client payment terms and collection trends when evaluating the adequacy of our allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.
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
In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), certain costs related to the development or purchase of internal use software are capitalized and amortized over the estimated useful life of the software. Costs incurred for upgrades and enhancements, which will not result in additional functionality, are expensed as incurred. During fiscal years 2008, 2007 and 2006, we capitalized approximately $46.3 million, $65.1 million and $104.7 million, respectively, in software costs under SOP 98-1, which are being amortized over expected useful lives, which range from 3 to 10 years. These capitalized amounts include internal costs of approximately $38.9 million, $35.7 million and $39.2 million and external costs of approximately $7.4 million, $29.4 million and $65.5 million for fiscal years 2008, 2007 and 2006, respectively. These costs were incurred primarily in the development of our proprietary software used in connection with our long-term client relationships. The amortization of our internal use software is included in the amortization of computer software in our depreciation and amortization expense as reflected in Note 8.
During fiscal year 2007, we recorded a non-cash impairment charge for in-process capitalized software related to our Department of Education contract of approximately $76.4 million (please see Note 22 for further discussion), which included $12.7 million and $36.7 million capitalized in fiscal years 2007 and 2006, respectively, and which is included in the total amounts capitalized under SOP 98-1 above.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), certain costs related to the development of software to be sold to our clients are capitalized upon reaching technological feasibility and amortized based on estimated future revenues. In recognition of the uncertainties involved in estimating revenue, that amortization should not be less than straight-line amortization over the software’s remaining estimated economic life. During fiscal years 2008, 2007 and 2006, we capitalized approximately $42.3 million, $27.6 million and $31.6 million, respectively, in software costs under SFAS 86, which are being amortized over expected useful lives, which range from 3 to 10 years. These capitalized amounts include internal costs of approximately $4.4 million, $0.5 million and $6.1 million and external costs of approximately $37.9 million, $27.1 million and $25.5 million for fiscal years 2008, 2007 and 2006, respectively. The amortization of software costs under SFAS 86 is included in the amortization of computer software in our depreciation and amortization expense as reflected in Note 8.
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
Other intangible assets consist primarily of acquired customer-related intangibles, and contract and migration costs related to new business activity, both of which are recorded at cost and amortized using the straight-line method over the contract terms. In connection with our revenue arrangements, we incur costs to originate long-term contracts and to perform the transition and setup activities necessary to enable us to perform under the terms of the arrangement. We capitalize certain incremental direct costs which are related to the contract origination or transition, implementation and setup activities and amortize them over the term of the arrangement. From time to time, we also provide certain inducements to clients in the form of various arrangements, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 9 years. The amortization period for all other intangible assets, excluding title plants and tradenames with indefinite useful lives, ranges from 3 to 20 years, with a weighted average of 6 years. For the acquisitions in all periods presented except one small acquisition in our Commercial segment in fiscal year 2008 and one small acquisition in our Government segment during fiscal year 2007, we obtained a third-party valuation of the intangible assets from Value Incorporated. The determination of the value of other intangible assets requires us to make estimates and assumptions about future business trends and growth. In addition to our annual impairment testing, we continually evaluate whether events and circumstances have occurred that indicate the balance of intangible assets may not be recoverable. In evaluating impairment, we compare the estimated fair value of the intangible asset to its underlying book value. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.
Other Assets
Other assets primarily consist of long-term receivables, long-term investments related to our deferred compensation plans (please see Note 10), deferred contract costs accounted for under the provisions of EITF 00-21 (defined below), long-term investments accounted for using the cost and equity methods, long-term deposits and deferred debt issuance costs. It is our policy to periodically review the net realizable value of our long-term receivables and investments through an assessment of the recoverability of the carrying amount of each receivable and investment. For the investments related to our deferred compensation plans, we carry the assets at their fair value, with changes in fair value included in our results of operations. Each investment is reviewed to determine if events or changes in circumstances have occurred which indicate that the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recoverability of the carrying amount may be uncertain. In the event that an investment is found to be carried at an amount in excess of its recoverable amount, the asset would be adjusted for impairment to a level commensurate with the recoverable amount of the underlying asset. Deferred debt issuance costs are amortized using the straight-line method over the life of the related debt, which approximates the effective interest method.
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
As part of the Transport Revenue acquisition (defined in Note 5), we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and U. S. dollar revenues. These agreements do not qualify for hedge accounting under SFAS 133. As such, the changes in fair value are recognized in other non-operating income, net in the Consolidated Statements of Income.
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
During fiscal year 2008, approximately 74% of our revenue was recognized based on transaction volumes, approximately 8% was fixed fee based, wherein our revenue is earned as we fulfill our performance obligations under the arrangement, approximately 6% was related to cost reimbursable contracts, approximately 6% of our revenue was recognized using percentage-of-completion accounting and the remainder is related to time and material contracts. Our revenue mix is subject to change due to the impact of acquisitions, divestitures and new business.
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
Revenues for business process outsourcing services are recognized as services are rendered, generally on the basis of the number of accounts or transactions processed. Information technology processing revenues are recognized as services are provided to the client, generally at the contractual selling prices of resources consumed or capacity utilized by our clients. Revenues from annual maintenance contracts are deferred and recognized ratably over the maintenance period. Revenues from hardware sales are recognized upon delivery to the client and when uncertainties regarding client acceptance have expired.
Revenues on certain fixed price contracts where we provide information technology system development and implementation services are recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that are binding agreements between us and our clients in which we agree, for compensation, to perform a service to

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the client’s specifications. These services require that we perform significant, extensive and complex design, development, modification and implementation activities for our clients’ systems. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with the agreement.
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
At times, we may contract with a client to provide more than one service; for instance, we may contract for an implementation or development project and also provide services or operate the system over a period of time. In these situations, we follow the guidance of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides the methodology for separating the contract elements and allocating total arrangement consideration to the contract elements but does not stipulate the revenue recognition methodology that should be applied to these separate elements. Once the contract has been separated under the guidance of EITF 00-21 and arrangement consideration allocated, revenue recognition for each of the segments follows the applicable revenue recognition method, as described above. In certain instances where revenue cannot be allocated to a contract element delivered earlier than other elements, costs of delivery are deferred and recognized as the subsequent elements are delivered. Costs deferred cannot exceed the relative fair value of the related element and are tested for impairment regularly.
Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. We recognize revenues for non-refundable, upfront transition and setup fees on a straight-line basis over the period between the initiation of the ongoing services through the end of the contract term.
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
Our contracts with clients typically span several years. We continuously review and reassess our estimates of contract profitability. If our estimates indicate that a contract loss will occur, a loss accrual is recorded in the Consolidated Financial Statements in the period it is first identified, if allowed by relevant accounting guidance. Circumstances that could potentially result in contract losses over the life of the contract include variances from expected costs to deliver our services, and other factors affecting revenues and costs.
Income Taxes
We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances. Our provision for income taxes includes the impact of these reserve changes. In the event that there is a significant unusual or one-time item recognized in our operating results, the taxes attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. Please see Note 14 for a discussion of the impact of our adoption of FIN 48.
Sales Taxes
Sales taxes collected from clients are excluded from revenues. The obligation is included in accounts payable until the taxes are remitted to the appropriate taxing authorities.
Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Please see Note 17 for the computation of earnings per share.
Stock-based Compensation
Please see Note 20 for information concerning our internal investigation into our stock option grant practices during the period from 1994 through 2005.
SFAS No. 123 (revised 2004), “Share-based Payment” (“SFAS 123(R)”), requires us to recognize compensation expense for all stock-based payment arrangements based on the fair value of the stock-based payment on the date of grant. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:
•	Expected volatility of our stock price based on historical monthly volatility over the expected term.

•	Expected term of the option based on historical employee stock option exercise behavior and the vesting and contractual terms of the respective option.

•	Risk-free interest rate for periods within the expected term of the option.

•	Expected dividend yield.
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
Please see Note 2 for further discussion of our stock-based compensation plans.
Pensions and other post-employment benefits
SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), establishes standards for reporting and accounting for pension benefits provided to employees. On June 30, 2007, we adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires recognition of the funded status of a defined benefit plan in the statement of financial position as an asset or liability if the plan is overfunded or underfunded, respectively. Changes in the funded status of a plan are required to be recognized in the year in which the changes occur, and reported in comprehensive income as a separate component of stockholders’ equity. Further, certain gains and losses that were not previously recognized in the financial statements are required to be reported in comprehensive income, and certain disclosure requirements were changed. SFAS

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year end. We use June 30 as the measurement date for our plans.
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
We recognized the following compensation expense in wages and benefits in the Consolidated Statements of Income (in millions, except per share amounts):

	Fiscal year ended June 30,
	2008	2007	2006
Stock-based compensation expense, net of $9.2, $10.2 and $12.1 of deferred income tax benefits	$16.2	$17.8	$22.9
Stock-based compensation expense per basic share	$0.17	$0.18	$0.19
Stock-based compensation expense per diluted share	$0.16	$0.18	$0.18
The total compensation cost related to non-vested awards not yet recognized at June 30, 2008 was approximately $78.8 million, which is expected to be recognized over a weighted average of 3.53 years.
On June 7, 2007, our stockholders approved the 2007 Equity Incentive Plan (the “2007 Equity Plan”). This plan replaced our 1997 Stock Incentive Plan (the “1997 Stock Plan”). Under the 2007 Equity Plan we have reserved 15 million shares of Class A common stock for issuance to key employees at exercise prices determined by the Board of Directors or designated committee thereof. Under our 1997 Stock Plan, we originally reserved approximately 7.4 million shares of Class A common stock for issuance to key employees at exercise prices determined by the Board of Directors or designated committee thereof. In May 2000, February 2001, October 2001, July 2003, February 2005 and July 2005, the Board of Directors approved the additional allotment of approximately 1.7 million, 1.6 million, 4.1 million, 3.8 million, 2.7 million and 0.8 million shares, respectively, to the 1997 Stock Plan in accordance with the terms and conditions of the 1997 Stock Plan authorized by our shareholders pursuant to our November 14, 1997 Proxy Statement. Options granted under the 1997 Stock Plan to our current employees could not exceed 12.8% of our issued and outstanding shares, and consequently, any share repurchases (as discussed in Note 16) reduce the number of options to purchase shares that we may grant under the 1997 Stock Plan. As of June 7, 2007, the 1997 Stock Plan was discontinued for new grants and as a result, 1,521,736 unissued shares expired as of December 31, 2007. Generally, the options under each plan vest in varying increments over a five-year period and expire ten years from the date of grant. As of June 30, 2008, we had 10,542,500 shares available for issuance under the 2007 Equity Plan.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model utilizing the assumptions noted below. The expected volatility of our stock price is based on historical monthly volatility over the expected term. The expected term of the option is based on historical employee stock option exercise behavior, and the vesting term of the respective award and the contractual term of the respective options. Groups of employees that have similar historical exercise behavior are separated for valuation purposes. Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option. The weighted-average fair value of options granted was $11.72 for the year ended June 30, 2008.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following weighted-average assumptions were used to determine the fair value of grants:

	Fiscal year ended June 30,
	2008	2007	2006
Expected volatility	18.46%	21.10%	22.20%
Expected term	4.3 years	4.25 years	4.21 years
Risk-free interest rate	4.03%	4.74%	3.49%
Expected dividend yield	0%	0%	0%
The total intrinsic value of options exercised during the years ended June 30, 2008, 2007 and 2006 was $34.3 million, $20.2 million and $66.2 million, respectively, resulting in income tax benefits of $12.4 million, $7.3 million and $23.9 million, respectively. In addition, we also recorded income tax benefits of $6.7 million in the first quarter of fiscal year 2006 related to the purchase of vested options from former Chief Executive Officer Jeffrey A. Rich (please see Note 23 for further discussion). Of the total income tax benefit of $12.4 million, $7.3 million and $30.6 million for the year ended June 30, 2008, 2007 and 2006, respectively, $3.9 million, $3.8 million and $14.3 million, respectively, is reflected as excess tax benefits in net cash provided by financing activities in the Consolidated Statements of Cash Flows.
Option activity for the year ended June 30, 2008 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding as of June 30, 2007	12,622,560	$44.88
Granted	4,555,000	50.20
Exercised	(2,227,050)	36.45
Forfeited	(1,268,100)	50.46

Outstanding as of June 30, 2008	13,682,410	$47.82	7.03	$81,147,030

Vested and exercisable at June 30, 2008	5,305,330	$43.58	4.97	$53,215,031
We follow the transition method described in SFAS 123(R) for calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R) (the “APIC Pool”). Tax deficiencies arise when actual tax benefits we realize upon the exercise of stock options are less than the recorded tax benefit.
Employee Stock Purchase Plan
Under our 1995 Employee Stock Purchase Plan (“ESPP”), a maximum of 4 million shares of Class A common stock can be issued to substantially all full-time employees who elect to participate. In October 2002, the Board of Directors approved an amendment to the ESPP to increase the number of shares that can be issued under the plan from 2 million to 4 million. Through payroll deductions, eligible participants may purchase our stock at a 5% discount to market value. Prior to December 31, 2005, eligible participants were able to purchase our stock at a 15% discount to market value. The stock is either purchased by the ESPP in the open market or issued from our treasury account, or a combination of both. Our contributions for the years ended June 30, 2008 and 2007, which were charged to additional paid-in capital, were approximately $0.3 million and $0.3 million, respectively. During fiscal year 2006 we expensed $1.4 million related to our ESPP and funded this liability through the issuance of treasury shares, resulting in a credit to additional paid-in-capital of $1.3 million. No expense was recorded in fiscal years 2008 and 2007 related to our ESPP. During fiscal years 2007 and 2006, in addition to stock purchased by the ESPP in the open market, we issued approximately 57,000 and 227,000 treasury shares, respectively, to fund the issuance into the ESPP.
3. DEASON/CERBERUS PROPOSAL
On March 20, 2007, we received a proposal from Darwin Deason, the Chairman of our Board of Directors (the “Chairman”), and Cerberus Capital Management, L.P. (“Cerberus”), on behalf of certain funds and accounts managed by it or its affiliates to acquire all of the outstanding shares of the Company for $59.25 per share in cash, other than certain shares and options

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During fiscal years 2008 and 2007, we recognized approximately $8.3 million and $4 million, respectively, in legal and other costs related to this potential transaction and $1.5 million and $1.9 million, respectively, related to stockholder derivative lawsuits related to this potential transaction (see Note 20).
4. BOARD OF DIRECTORS
At a special meeting of the Board of Directors (“Board”) on October 30, 2007 called by the Chairman, the Chairman requested that each of our five independent directors Robert B. Holland, III, J. Livingston Kosberg, Dennis McCuistion, Joseph P. O’Neill and Frank A. Rossi immediately resign from the Board. The Chairman also presented a group of four nominees to immediately fill the vacancies caused by the requested resignations and to run for election at the Company’s next stockholders’ meeting. In a November 1, 2007 special meeting of the Board called by the Chairman, the independent directors advised the Chairman that they would not run for re-election at the next stockholders’ meeting and would resign as directors once they had the opportunity to meet with the Chairman’s nominees and any other director candidates suggested by stockholders to determine that they were independent and capable of protecting minority stockholders. On November 1, 2007, the then current independent directors filed an action (the “Independent Director Complaint”) in the Chancery Court of Delaware (New Castle County) seeking an order declaring that they did not breach their fiduciary duties to the Company and its stockholders in connection with the process followed by the independent directors related to the proposed sale of the Company.
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
5. BUSINESS COMBINATIONS
During fiscal years 2008, 2007 and 2006, we acquired several businesses in the information technology services and business process outsourcing industries. Our recent acquisition activity is summarized as follows (excluding contingent consideration and transaction costs):

	Fiscal year ended June 30,
	2008	2007	2006
Purchase consideration (in thousands):
Net cash paid	$209,035	$164,330	$225,024
Amounts due to seller	3,303	5,931	4,638
Liabilities assumed	85,268	40,588	119,984

Fair value of assets acquired (including intangibles)	$297,606	$210,849	$349,646

Fiscal Year 2008 Acquisitions
In January 2008, we acquired Syan Holdings Limited (“Syan”), a United Kingdom (“UK”)-based provider of information technology outsourcing services. The transaction was valued at approximately $69.1 million (35 million pounds Sterling) plus related transaction costs and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $104.4 million and assumed liabilities of $35.3 million. We recorded goodwill of $50.2 million, which is not deductible for income tax

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
purposes, and intangible assets of $11.2 million. The $11.2 million of intangible assets is attributable to customer contracts and non-compete agreements with useful lives of approximately 7 years. We believe the acquisition strengthens our global information technology outsourcing (“ITO”) presence by adding a base of UK operations, including two data centers. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 9, 2008.
In March 2008, we acquired sds business services GmbH (“sds”), a Germany-based provider of data center, infrastructure services, and application-related solutions. The transaction was valued at approximately $62.9 million (40.1 million Euros) plus related transaction costs and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $95.1 million and assumed liabilities of $32.2 million. We recorded goodwill of $61.1 million, which is not deductible for income tax purposes, and intangible assets of $16.9 million. The $16.9 million of intangible assets is attributable to customer contracts and non-compete agreements with useful lives of approximately 7 years. We believe the acquisition strengthens our global ITO presence by providing information technology operations and capabilities in Germany and continues to strengthen our position as a provider of ITO services and solutions to the market. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, March 14, 2008.
In May 2008, we acquired CompIQ Corporation, a provider of workers’ compensation claims review, re-pricing and software solutions. The transaction was valued at approximately $21.5 million plus related transaction costs and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $26.1 million and assumed liabilities of $4.6 million. We recorded goodwill of $15.1 million which is deductible for income tax purposes, and intangible assets of $4 million. The $4 million of intangible assets is attributable to customer contracts, trade names and non-compete agreements with useful lives of approximately 10 years. We believe that the acquisition strengthens our presence in the healthcare and insurance payer markets by offering technology-enabled review and recovery services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, May 1, 2008.
In May 2008, we acquired Transportation Management Systems, a business unit of Orbital Sciences Corporation, a provider of Global Positioning System-based fleet management systems. The transaction was valued at approximately $43.2 million plus related transaction costs and working capital settlement and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $55 million and assumed liabilities of $11.8 million. We recorded goodwill of $23.2 million which is deductible for income tax purposes, and intangible assets of $1.7 million. The $1.7 million of intangible assets is attributable to customer contracts and non-compete agreements with useful lives of approximately 4 years. We believe that the acquisition strengthens our presence in the transportation market by offering our clients both fare collection and fleet management systems capabilities. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, May 31, 2008.
We completed three other small acquisitions in fiscal year 2008, two in our Commercial segment and one in our Government segment.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
Fiscal Year 2007 Acquisitions
In July 2006, we completed the acquisition of Primax Recoveries, Inc. (“Primax”), one of the industry’s oldest and largest health care cost recovery firms. The transaction was valued at approximately $40 million, plus related transaction costs excluding contingent consideration of up to $10 million based upon future financial performance, and was funded from cash on hand and borrowings on our Credit Facility (defined below). During fiscal year 2007, we accrued $10 million of contingent consideration which was earned during the year and paid in the first half of fiscal year 2008. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $73.8 million and assumed liabilities of $23.8 million. We recorded $29.6 million in goodwill, which is not deductible for income tax purposes, and intangible assets of $20.5 million. The $20.5 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 11 years. This acquisition expanded our healthcare payor offering to include subrogation and overpayment recovery services to help our clients improve profitability while maintaining their valued relationships with plan participants, employers and

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
providers. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 12, 2006.
In October 2006, we completed the acquisition of Systech Integrators, Inc. (“Systech”), an information technology solutions company offering an array of SAP software services. Systech’s services include SAP consulting services, systems integration and custom application development and maintenance. The transaction was valued at approximately $63.8 million plus related transaction costs excluding contingent consideration of up to $40 million based on future financial performance. The contingent consideration term has expired and no contingent consideration was earned or paid related to this transaction. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility (defined below). We acquired assets of $75.3 million and assumed liabilities of $11.5 million. We recorded $54.2 million in goodwill, which is not deductible for income tax purposes, and intangible assets of $6.6 million. The $6.6 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 4 years. This acquisition enhanced our position as a comprehensive provider of SAP services across numerous markets. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, October 2, 2006.
In April 2007, we acquired CDR Associates, LLC (“CDR”), a leading provider of credit balance audit recovery and software services to healthcare payors, providers and state Medicaid agencies. The transaction was valued at approximately $27.2 million plus related transaction costs excluding contingent consideration of up to $15 million based upon future financial performance. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility. We acquired assets of $32 million and assumed liabilities of $4.8 million. We recorded $22.2 million in goodwill, which is deductible for income tax purposes, and intangible assets of $4.9 million. The $4.9 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 7 years. The acquisition expanded our service mix in the healthcare payor and provider markets and provided a platform to bridge the gap between the payor and provider communities. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, April 3, 2007.
In April 2007, we acquired certain assets of Albion, Inc. (“Albion”), a company specializing in integrated eligibility software solutions. The transaction was valued at approximately $30.9 million plus related transaction costs. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility. We acquired assets of $36.5 million and assumed liabilities of $5.6 million. We recorded $5.2 million in goodwill, which is deductible for income tax purposes, and intangible assets of $1.8 million. The $1.8 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 3 years. The acquisition enabled us to address key health and human services challenges facing state and local government clients, including: expensive legacy systems; a need for cost effectiveness; and a client-centered approach to service delivery. The acquired proprietary @Vantage software addressed these clients’ challenges while meeting federal financial support requirements for a commercial, off-the-shelf (“COTS”) solution. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, April 25, 2007.
We completed two other small acquisitions in fiscal year 2007, one in our Government segment and one in our Commercial segment.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
Fiscal year 2006 Acquisitions
In May 2006, we completed the acquisition of Intellinex, LLC (“Intellinex”), an Ernst & Young LLP enterprise specializing in integrated learning solutions. The transaction was valued at approximately $75.6 million plus related transaction costs and was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $88.4 million and assumed liabilities of $12.8 million. We recorded goodwill of $56.6 million, which is deductible for income tax purposes and intangible assets of $19.1 million. The $19.1 million of intangible assets is attributable to customer relationships with a useful life of approximately 10 years. We believe this acquisition provided us with a global technology platform that we can leverage to deliver learning services to existing and potential clients, key management talent in the learning BPO market, expanded content development and delivery capabilities and a broader presence in the rapidly growing learning BPO market. This acquisition also allowed us to better compete on multi-scope human resources BPO opportunities that include a learning component. We also leveraged this acquisition to develop and implement learning content and programs for our employees. The operating results of the acquired

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
business are included in our financial statements in the Commercial segment from the effective date of the acquisition, June 1, 2006.
In December 2005, we completed the acquisition of the Transport Revenue division of Ascom AG (“Transport Revenue”), a Switzerland based communications company. Transport Revenue consists of three business units, fare collection, airport parking solutions and toll collection, with office locations across nine countries. The transaction was valued at approximately $100.5 million plus related transaction costs and was funded from borrowings under our Prior Facility (as defined in Note 12). We also paid a net working capital settlement of approximately $13.6 million which was funded from cash on hand and borrowings under our Credit Facility (as defined in Note 12). The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $213 million and assumed liabilities of $98.9 million. We recorded goodwill of $72.7 million, approximately 42% of which is deductible for income tax purposes, and intangible assets of $1.3 million. The $1.3 million of intangible assets is attributable to customer relationships, non-compete agreements and patents with weighted average useful lives of approximately 8 years. This acquisition launched us into the international transportation services industry and expanded our portfolio in the transit and parking payment markets and added toll collection clients to our existing client base. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, December 1, 2005.
In July 2005, we completed the acquisition of LiveBridge, Inc. (“LiveBridge”), a customer care service provider primarily serving the financial and telecommunications industries. The transaction was valued at approximately $32 million plus a working capital adjustment of $2.5 million, excluding contingent consideration of up to $32 million based upon future financial performance, and was funded from cash on hand and borrowings under our Prior Facility. During fiscal year 2007, we paid $18.1 million of contingent consideration which was earned during the year. The contingent consideration terms have expired and no additional contingent consideration was earned or paid related to this transaction. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $60.1 million and assumed liabilities of $7.5 million. We recorded goodwill of $29.6 million, 80% of which is deductible for income tax purposes, and intangible assets of $12.9 million. The $12.9 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 6 years. This acquisition expanded our customer care service offerings in the finance and telecommunications industries and extended our global capabilities and operations by adding operational centers in Canada, India and Argentina. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 1, 2005.
We completed two other small acquisitions during fiscal year 2006, one in our Commercial segment and one in our Government segment.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
Contingent Consideration
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During fiscal years 2008, 2007 and 2006, we made contingent consideration payments of $23.7 million, $25.4 million and $9.8 million, respectively, related to acquisitions completed in prior years. The $23.7 million payment in fiscal year 2008 related to amounts earned during fiscal year 2007 and were accrued at June 30, 2007. As of June 30, 2008, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $42.4 million. Any such payments primarily result in a corresponding increase in goodwill.
6. DIVESTITURES
Sale of Unclaimed Property Reporting and Recovery Business
In the fourth quarter of fiscal year 2008, we completed the sale of Unclaimed Property Reporting and Recovery (“UPRR”) in our Commercial segment and recorded a gain on the sale of approximately $1 million ($0.6 million, net of income tax) in Other operating expenses in our Consolidated Statements of Income. The UPRR business was not strategic to our ongoing operations.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenues from the UPRR business were $14 million, $18 million and $18.8 million for fiscal years 2008, 2007 and 2006, respectively. Operating income from the UPRR business, excluding the gain on sale, was $0.6 million, $1.1 million and $4.3 million for fiscal years 2008, 2007 and 2006, respectively.
Sale of Government Decision Support Business
In the second quarter of fiscal year 2008, we completed the sale of our decision support business in our Government segment and recorded a gain on the sale of approximately $2.4 million ($1.6 million, net of income tax) in other operating expense in our Consolidated Statements of Income. The decision support business was not strategic to our ongoing operations.
Revenues from the decision support business were $3.6 million, $7.9 million and $8.2 million for fiscal years 2008, 2007 and 2006, respectively. Operating income from the decision support business, excluding the gain on sale, was $1.3 million, $2.7 million and $2.3 million for fiscal years 2008, 2007 and 2006, respectively.
The after tax proceeds from these fiscal year 2008 divestitures were used for general corporate purposes.
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
Revenues from the WWS Divestiture were $0.9 million and $104.2 million for fiscal years 2007 and 2006, respectively. Operating (loss) income from the WWS Divestiture, excluding the gain on sale, was $(0.2 million), $(0.6 million) and $6.4 million for fiscal years 2008, 2007 and 2006, respectively. Fiscal year 2006 operating loss included the following: a provision for estimated litigation settlement related to the WWS Divestiture and a provision for uncollectible accounts receivable due to a change in our estimate of collectibility of the retained outstanding receivables. Total provisions recorded in fiscal year 2006 were $3.3 million ($2.1 million, net of income tax).
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
7. ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows (in thousands):

	As of June 30,
	2008	2007
Amounts Billed or Billable:

Commercial	$526,691	$526,584
Government	421,951	399,271

	948,642	925,855

Unbilled Amounts	434,225	336,326

Total accounts receivable	1,382,867	1,262,181
Allowance for doubtful accounts	(4,582)	(5,073)

	$1,378,285	$1,257,108

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unbilled amounts include amounts associated with percentage-of-completion accounting, and other earned revenues not currently billable due to contractual provisions. The unbilled amounts at June 30, 2008 and 2007 include approximately $156.7 million and $129.6 million, respectively, which is not expected to be billed and collected within one year. These amounts are primarily related to our Commercial Vehicle Operations contract, our contract with the Georgia Department of Health and Human Services, and the contracts included in the 2007 acquisition of Albion in our Government segment. Billings are based on reaching contract milestones or other contractual terms.
Amounts to be invoiced in the subsequent month for current services provided are included in billable, and at June 30, 2008 and 2007 include approximately $390.3 million and $406.1 million, respectively, for services which have been rendered and will be billed in the normal course of business in the succeeding months.
Changes in the allowance for doubtful accounts were as follows (in thousands):

	Fiscal year ended June 30,
	2008	2007	2006
Balance at beginning of period	$5,073	$10,447	$5,399
Provision for uncollectible accounts receivable	3,138	(290)	8,462
Losses sustained, net of recoveries and other	(3,629)	(5,084)	(3,414)

Balance at end of period	$4,582	$5,073	$10,447

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
8. PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software consists of the following (in thousands):

	As of June 30,
	2008	2007
Land	$25,142	$20,177
Buildings and improvements	223,411	177,453
Computer equipment	988,049	901,493
Computer software	860,475	742,271
Furniture and fixtures	119,562	107,556

	2,216,639	1,948,950
Accumulated depreciation and amortization	(1,296,002)	(1,051,631)

	$920,637	$897,319

Depreciation expense on property and equipment was approximately $229.6 million, $212.2 million and $182.8 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Amortization of computer software was approximately $77.7 million, $69 million and $51 million in fiscal years 2008, 2007 and 2006, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2008 and 2007 are as follow (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2006	$1,282,053	$1,174,601	$2,456,654
Acquisition activity during the year	127,624	19,461	147,085
Foreign currency translation adjustments	5,638	2,991	8,629

Balance as of June 30, 2007	1,415,315	1,197,053	2,612,368
Acquisition activity during the year	129,487	32,460	161,947
Divestiture activity during the year	(2,091)	(965)	(3,056)
Foreign currency translation adjustments	4,159	9,746	13,905

Balance as of June 30, 2008	$1,546,870	$1,238,294	$2,785,164

Approximately $2.2 billion, or 78%, of the original gross amount of goodwill recorded is deductible for income tax purposes.
The following table reflects the balances of our other intangible assets (in thousands):

	As of June 30,
	2008		2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Acquired customer-related intangibles	$445,753	$(184,400)	$419,853	$(147,872)
Customer contract costs	251,837	(130,319)	247,840	(101,217)
All other	19,121	(12,401)	17,248	(9,362)

	$716,711	$(327,120)	$684,941	$(258,451)

Non-amortizable intangible assets:
Title plant	$51,045		$51,045
Tradename	3,843		3,843

	$54,888		$54,888

	Fiscal year ended June 30,
	2008	2007	2006
Amortization:
Contract inducements	$14,304	$14,634	$15,332
Acquired customer-related intangibles	45,061	42,390	37,380
All other intangibles	28,078	22,573	18,641

Total amortization	$87,443	$79,597	$71,353

Amortization includes amounts charged to amortization expense for customer contract costs and other intangibles, other than contract inducements. Amortizable intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 9 years. The amortization period for all other intangible assets, including tradenames, ranges from 3 to 20 years, with a weighted average of 6 years.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization for the years ended June 30,	(in thousands)
2009	$84,770
2010	71,403
2011	60,908
2012	42,822
2013	29,801
10. OTHER ASSETS
The following summarizes our other assets as of June 30, 2008 and 2007 (in thousands):

	As of June 30,
	2008	2007
Long-term investments related to our deferred compensation plans (please see Note 13)	$82,840	$80,253
Long-term investments accounted for using the cost method and equity method	25,910	21,443
Deferred debt issuance costs	21,919	28,099
Deferred contract costs	28,760	-
Other assets	56,574	51,035

	$216,003	$180,830

11. OTHER ACCRUED LIABILITIES
The following summarizes our other accrued liabilities at June 30, 2008 and 2007 (in thousands):

	As of June 30,
	2008	2007
Accrued payments to vendors and contract related accruals	$205,676	$228,250
Software and equipment lease and maintenance	49,944	57,283
Accruals related to acquisitions and divestitures	11,518	46,455
Other	71,723	68,250

	$338,861	$400,238

The decrease in accruals related to acquisitions and divestitures as of June 30, 2008 is primarily due to the payment of contingent consideration earned and accrued as of June 30, 2007 and the fiscal year 2008 settlement of the indemnification to Lockheed Martin Corporation related to the sale of our federal business during fiscal year 2004. Please see Note 20 for a discussion of this settlement.
12. LONG- TERM DEBT
A summary of long-term debt follows (in thousands):

	As of June 30,
	2008	2007
Term Loan Facility due in March 2013	$1,760,000	$1,778,000
Revolving Facility due in March 2012	91,257	52,102
4.70% Senior Notes due in June 2010, net of unamortized discount	249,967	249,950
5.20% Senior Notes due in June 2015, net of unamortized discount	249,562	249,499
Capitalized lease obligations at various interest rates, payable through 2013	53,132	57,853
Other	996	1,907

	2,404,914	2,389,311
Less current portion	(47,373)	(47,039)

	$2,357,541	$2,342,272

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of long-term debt as of June 30, 2008 are as follows (in thousands):

Year ending June 30,
2009	$47,373
2010	284,841
2011	24,188
2012	110,460
2013	1,688,421
Thereafter	249,631

Total	$2,404,914

Credit Agreement
On March 20, 2006, we and certain of our subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”). The Credit Facility provides for a senior secured term loan facility of $1.8 billion, with the ability to increase it by up to $1.8 billion (as of June 30, 2008), under certain circumstances (the “Term Loan Facility”) and a senior secured revolving credit facility of $1 billion with the ability to increase it by up to $750 million (the “Revolving Facility”), each of which is described more fully below. At the closing of the Credit Facility, we and certain of our subsidiaries jointly borrowed approximately $800 million under the Term Loan Facility and approximately $93 million under the Revolving Facility. We used the proceeds of the Term Loan Facility to (i) refinance approximately $278 million in outstanding indebtedness under our 5-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 27, 2004 (the “Prior Facility”), (ii) finance the purchase of shares of our Class A common stock tendered in the Company’s “Dutch Auction” tender which expired March 17, 2006 (as extended) and (iii) for the payment of transaction costs, fees and expenses related to the Credit Facility and Dutch Auction. As a result of the refinancing of the Prior Facility, we wrote off approximately $4.1 million in debt issue costs, which was included in other non-operating income, net. A portion of the proceeds of the Revolving Facility were used to refinance approximately $73 million in outstanding indebtedness under the Prior Facility. The remainder of the proceeds of the Revolving Facility were used for working capital purposes and to fund our share repurchase programs. In addition, approximately $114 million of letters of credit were issued under the Credit Facility to replace letters of credit outstanding under the Prior Facility. The Prior Facility was terminated on March 20, 2006.
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
Amounts borrowed under the Term Loan Facility mature on March 20, 2013, and will amortize in quarterly installments in an aggregate annual amount equal to 1% of the aggregate principal amount of the loans advanced, with the balance payable on the final maturity date. Amounts borrowed under the Term Loan Facility may also be repaid at any time at our discretion. Interest on the outstanding balances under the Term Loan Facility is payable, at our option, at a rate equal to the Applicable Margin (as defined in the Credit Facility) plus the fluctuating Base Rate (as defined in the Credit Facility), or at the Applicable Margin plus the current LIBOR (as defined in the Credit Facility). The borrowing rate on the Term Loan Facility at June 30, 2008 was approximately 4.47%.
Proceeds borrowed under the Revolving Facility will be used as needed for general corporate purposes and to fund share repurchase programs. Amounts under the Revolving Facility are available on a revolving basis until the maturity date of March 20, 2012. The Revolving Facility allows for borrowings up to the full amount of the revolver in either U.S. dollars or Euros. Up to the U.S. dollar equivalent of $200 million may be borrowed in other currencies, including Sterling, Canadian Dollars, Australian Dollars, Yen, Francs, Krones and New Zealand Dollars. Portions of the Revolving Facility are available for issuances of up to the U.S. dollar equivalent of $700 million of letters of credit and for borrowings of up to the U.S. dollar equivalent of $150 million of swing loans. Interest on outstanding balances under the Revolving Facility is payable, at our option, at a rate equal to the Applicable Margin plus the fluctuating Base Rate, or at the Applicable Margin plus the current

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIBOR for the applicable currency. The borrowing rate under the Revolving Facility at June 30, 2008 ranges from 3.63% to 5.74%, depending upon the currency of the outstanding borrowings.
The Credit Facility includes an uncommitted accordion feature of up to $750 million in the aggregate allowing for future incremental borrowings under the Revolving Facility, which may be used for general corporate purposes. The Credit Facility also includes an additional uncommitted accordion feature of up to $1.8 billion (as of June 30, 2008) allowing for future incremental borrowings under the Term Loan Facility which may be used to fund additional purchases of our equity securities or for extinguishment of our Senior Notes (defined below). The Term Loan Facility accordion expires on March 20, 2009.
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
Among other fees, we pay a commitment fee (payable quarterly) based on the amount of unused commitments under the Revolving Facility (not including the uncommitted accordion feature discussed above). The commitment fee payable at June 30, 2008 was 0.375% of the unused commitment. We also pay fees with respect to any letters of credit issued under the Credit Facility. Letter of credit fees at June 30, 2008 were 1.35% of the currently issued and outstanding letters of credit.
The Credit Facility contains customary covenants, including but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, make certain restricted payments, or sell or transfer assets. The Credit Facility also limits the Company’s and our subsidiaries’ ability to incur additional indebtedness. In addition, based upon the total amount advanced under the Term Loan Facility at June 30, 2008, we may not permit our consolidated total leverage ratio to exceed 3.25 to 1.00, nor permit our consolidated senior leverage ratio to exceed 2.25 to 1.00, nor permit our consolidated interest coverage ratio to be less than 4.50 to 1.00 during specified periods.
Upon the occurrence of certain events of default, our obligations under the Credit Facility may be accelerated and the lending commitments under the Credit Facility terminated. Such events of default include, but are not limited to, payment default to lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults with respect to indebtedness or guaranty obligations, voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, or change of control of the Company. As of June 30, 2008, we were in compliance with the covenants of our Credit Facility, as amended.
At June 30, 2008, we had approximately $791.5 million available on our Revolving Facility after giving effect to outstanding indebtedness of $91.2 million and $117.3 million of outstanding letters of credit that secure certain contractual performance and other obligations and which reduce the availability of our Revolving Facility. At June 30, 2008, we had $1.9 billion outstanding under our Credit Facility, of which $1.8 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt, and approximately $1.8 billion of which bore interest at approximately 4.47% and $91.2 million bore interest from 3.63% to 5.74%. Please see Note 19 for a discussion of an interest rate swap agreements related to interest rates on our Credit Facility.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Senior Notes
On June 6, 2005, we completed a public offering of $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively, the “Senior Notes”).  Interest on the Senior Notes is payable semiannually.  We may redeem some or all of the Senior Notes at any time prior to maturity, which may include prepayment penalties determined according to pre-established criteria.   The Senior Notes were issued pursuant to that certain Indenture dated June 6, 2005 (which, along with any Supplemental Indentures entered into subsequent thereto and in connection therewith, is referred to as the “Indenture”) between us and The Bank of New York Trust Company, N.A. (“BONY”), as trustee, with the Wilmington Trust Company having replaced BONY as trustee on December 19, 2006 (the “Trustee”).  Please see Note 19 for a discussion of the forward interest rate hedges related to the issuance of the Senior Notes.
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
It is our position that no default has occurred under the Indenture and that no acceleration has occurred with respect to the Senior Notes or otherwise under the Indenture. Further we filed a lawsuit against the Trustee in the United States District Court, Northern District of Texas, Dallas Division, seeking a declaratory judgment affirming our position.  The Trustee filed an answer and counterclaim seeking immediate payment of all principal and accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim sought damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes. On February 12, 2008, the judge granted our Motion for Summary Judgment, awarded us our court costs, and dismissed all counter-claims against us. Subsequently, Defendant Wilmington Trust Co. filed its Notice of Appeal and Appellant Brief. We have filed our Appeal; however, at this time it is unclear whether the 5th Circuit will require oral argument on this matter.
Unless and until there is a final judgment rendered in the lawsuit described above (including any appellate proceedings), no legally enforceable determination can be made as to whether the failure to timely file our Annual Report on Form 10-K for

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In the event the claim of default against us made by certain holders of the Senior Notes is upheld in a court of law and we are required to pay off the Senior Notes, it is most likely that we would utilize cash on hand and borrowings under our Credit Facility to fund such payoff.  Under the terms of the Credit Facility, we can utilize borrowings under the Revolving Facility, subject to certain liquidity requirements, or may seek additional commitments for funding under the Term Loan Facility of the Credit Facility.  We estimate we have sufficient liquidity to meet both the needs of our operations and any potential payoff of the Senior Notes. While we do have availability under our Credit Facility to draw funds to repay the Senior Notes, there may be a decrease in our credit availability that could otherwise be used for other corporate purposes, such as acquisitions and share repurchases.
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $11.2 million ($7 million, net of income tax), unamortized deferred financing costs of $2 million ($1.3 million, net of income tax) and unamortized discount of $0.5 million ($0.3 million, net of income tax) associated with our Senior Notes as of June 30, 2008 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.
Other
We entered into capital lease agreements of an aggregate of $26.9 million, $47.8 million and $24.3 million for the purchase of equipment during fiscal years 2008, 2007 and 2006, respectively.
Interest
Cash payments for interest on borrowings for the years ended June 30, 2008, 2007 and 2006 were approximately $157.7 million, $169.6 million and $56.3 million, respectively. In addition, in fiscal year 2007 we paid $7.4 million of interest related to the Section 162(m) deduction disallowance discussed in Note 20. Accrued interest was $5.3 million and $8.9 million at June 30, 2008 and 2007, respectively.
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
In connection with the acquisition of the human resources consulting and outsourcing business of Mellon Financial Corporation (the “Acquired HR Business”), we assumed pension plans for the employees located in Canada and the United Kingdom (“UK”). The Canadian Acquired HR Business has both a funded basic pension plan and an unfunded excess pension plan. The UK pension scheme is a funded plan. These defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period before retirement.
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
In connection with the acquisition of sds, we assumed pension plans for the sds employees located in Germany. The sds plan is an unfunded plan. This defined benefit plan provides benefits for participating employees based on years of service and

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
average compensation for a specified period before retirement. The net periodic benefit costs for this plan are included in wages and benefits in our Consolidated Statements of Income from the effective date of the acquisition, March 14, 2008.
Certain of our employees participate in other pension plans and a post-employment medical plan. These plans are not material to our results of operations or financial position and are not included in the disclosures below.
Benefit obligations
The following table provides a reconciliation of the changes in the pension plans’ benefit obligations (in thousands):

	As of June 30,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.
Reconciliation of benefit obligation:
Obligation at beginning of period	$112,234	$7,600	$98,537	$3,731
Acquisition of sds	16,509	-	-	-
Service cost	6,148	3,401	5,841	3,395
Interest cost	6,644	500	5,662	251
Plan amendments	-	34	300	(2)
Actuarial (gain) loss	4,030	(292)	(3,408)	225
Employee contribution	89	-	-	-
Benefit payments	(4,102)	-	(3,529)	-
Settlements	-	(2)	-	-
Foreign currency exchange rate changes	1,723	-	8,831	-

Obligation at end of period	$143,275	$11,241	$112,234	$7,600

Costs (income) of plans
The following table provides the components of net periodic benefit cost (in thousands):

	Fiscal year ended June 30,
	2008		2007		2006
					Non-
	Non-U.S.	U.S.	Non-U.S.	U.S.	U.S.	U.S.
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$6,148	$3,401	$5,841	$3,395	$5,195	$2,266
Interest cost	6,644	500	5,662	251	4,725	68
Expected return on assets	(7,089)	(686)	(5,465)	(111)	(4,952)	-
Recognized net actuarial gain	-	-	-	(11)	-	-
Amortization of prior service costs	-	217	-	217	-	128

Net periodic benefit cost for defined benefit plans	$5,703	$3,432	$6,038	$3,741	$4,968	$2,462

Approximately $0.2 million of prior service cost for the defined benefit pension plans will be amortized from accumulated other comprehensive income, net into net periodic benefit cost in fiscal year 2009.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan assets
The following table provides a reconciliation of the changes in the fair value of plan assets (in thousands):

	Fiscal year ended June 30,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of period	$98,009	$6,802	$77,704	$1
Actual return on plan assets	(4,548)	(211)	8,784	59
Amendments	-	-	300	-
Employer contributions	10,510	3,567	7,137	6,742
Employee contribution	89	-	-	-
Benefit payments	(3,899)	-	(3,529)	-
Settlement	-	(2)	-	-
Foreign currency exchange rate changes	1,134	-	7,613	-

Fair value of plan assets at end of period	$101,295	$10,156	$98,009	$6,802

We made contributions to the pension plans of approximately $14.1 million and $13.9 million in fiscal years 2008 and 2007, respectively. As of June 30, 2008, we have no minimum pension funding requirement.
The following table provides the weighted-average asset allocation of all pension plan assets, by asset category:

	Fiscal year ended
	June 30,
	2008	2007
Mutual fund — equity securities	50%	52%
Mutual fund — debt securities	38%	35%
Mutual fund — real estate	6%	7%
Other	6%	6%

Total	100%	100%

There are no holdings in shares or debt issued by us included in the pension plan assets.
Funded status of defined benefit pension plans
The following table provides a statement of funded status (in thousands):

	As of June 30,
	2008		2007
	Funded	Unfunded	Funded	Unfunded
	Plans	Plan	Plans	Plan
Non-U.S. Plans
Accumulated benefit obligation (ABO)	$88,132	$24,973	$79,103	$11,070
Projected benefit obligation (PBO)	116,286	26,989	99,921	12,313
Fair value of assets	101,295	-	98,009	-

U.S. Plan
Accumulated benefit obligation (ABO)	$8,742	$226	$5,865	$145
Projected benefit obligation (PBO)	10,922	319	7,392	208
Fair value of assets	10,156	-	6,802	-

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30,
	2008	2007
Non-U.S. Plans
Funded status	$(41,980)	$(14,225)
Unrecognized (gain) loss	11,200	(4,358)

Net amount recognized	$(30,780)	$(18,583)

U.S. Plan
Funded status	$(1,085)	$(798)
Unrecognized prior service cost	1,495	1,678
Unrecognized (gain) loss	267	(338)

Net amount recognized	$677	$542

The following table reflects amounts recognized in the statement of financial position (in thousands):

	As of June 30,
	2008	2007
Non-U.S. Plans
Accrued benefit liability – short term	$(1,416)	$(1,333)
Accrued benefit liability – long term	(40,564)	(12,892)
Accumulated other comprehensive (income) loss, net	11,200	(4,358)

Net amount recognized	$(30,780)	$(18,583)

U.S. Plan
Accrued benefit liability – short term	$(47)	$(9)
Accrued benefit liability – long term	(1,038)	(789)
Accumulated other comprehensive (income) loss, net	1,762	1,340

Net amount recognized	$677	$542

The following table is a summary of amounts in accumulated other comprehensive income, net as of June 30, 2008 and 2007 upon adoption of SFAS 158 (in thousands):

					Adjustment
			Change in		to initially
		Net periodic	net actuarial	Plan	apply SFAS
	June 30, 2007	benefit cost	(gain)/loss	amendments	158	June 30, 2008
Non-U.S. Plans
Net actuarial (gain)/loss	$(4,693)	$-	$15,757	$-	$(176)	$10,888

	(4,693)	-	15,757	-	(176)	10,888

U.S. Plan
Net actuarial (gain)/loss	(338)	-	605	-	-	267
Unrecognized prior service cost	1,678	(217)	-	34	-	1,495

	1,340	(217)	605	34	-	1,762

Sub-total	(3,353)	(217)	16,362	34	(176)	12,650

Tax effect	979	81	(4,894)	(12)	59	(3,787)

Total	$(2,374)	$(136)	$11,468	$22	$(117)	$8,863

Accumulated other comprehensive income, net for the Non-U.S. Plans as of June 30, 2008 and 2007 also includes a net actuarial gain related to our German pension plan of $0.3 million and $0.2 million, respectively, and our post-employment medical plan in Canada of $0.1 million and $0.1 million, respectively, which is not included in the tables above.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assumptions for calculating benefit obligations and net periodic benefit cost
The following table summarizes the weighted-average assumptions used in the determination of our benefit obligation:

	As of June 30,
	2008	2007
Non-U.S. Plans
Discount rate	5.20% - 6.00%	5.20% - 5.67%
Rate of increase in compensation levels	3.00% - 5.45%	4.25% - 4.80%

U.S. Plan
Discount rate	6.80%	6.40%
Rate of increase in compensation levels	3.80%	3.40%
The following table summarizes the assumptions used in the determination of our net periodic benefit cost:

	Fiscal year ended June 30,
	2008	2007	2006

	Pension	Pension	Pension
	Plans	Plans	Plans
Non-U.S. Plans
Discount rate	5.20% - 6.00%	5.20% - 5.67%	5.00% - 5.75%
Long-term rate of return on assets	7.00% - 7.25%	6.50% - 7.00%	7.00% - 7.50%
Rate of increase in compensation levels	3.00% - 4.80%	4.25% - 4.60%	4.25% - 4.40%

U.S. Plan
Discount rate	6.40%	6.50%	5.75%
Long-term rate of return on assets	8.00%	8.00%	N/A
Rate of increase in compensation levels	3.40%	3.50%	3.00%
Our discount rate is determined based upon high quality corporate bond yields as of the measurement date. The table below illustrates the effect of increasing or decreasing the discount rates by 25 basis points (in thousands):

	Fiscal year ended June 30,
	2008		2007
	Plus .25%	Less .25%	Plus .25%	Less .25%
Non-U.S. Plans
Effect on pension benefit obligation	$(7,297)	$7,827	$(5,786)	$5,841
Effect on service and interest cost	$(582)	$569	$(485)	$488

U.S. Plan
Effect on pension benefit obligation	$(441)	$467	$(316)	$336
Effect on service and interest cost	$(144)	$152	$(145)	$153
We estimate the long-term rate of return on UK, Canadian, and U.S. plan assets will be 7%, 7.25%, and 8%, respectively, based on the long-term target asset allocation. Expected returns for the following asset classes used in the plans are based on a combination of long-term historical returns and current and expected market conditions.
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
The Canadian funded plan’s target asset allocation is 35% Canadian federal, provincial and corporate bonds, 30% larger capitalization Canadian stocks, 30% developed and larger capitalization Global ex Canada stocks (mainly U.S. and international stocks) and 5% cash and cash equivalents. A single investment manager actively manages all of the asset

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
classes. This manager uses an equal blend of large cap value and large cap growth for stocks in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. The bonds are managed using a core approach where multiple strategies are engaged such as interest rate anticipation, credit selection and yield curve positioning to mitigate overall risk. At this time, the manager does not engage in any alternative investment strategies.
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
Expected Cash Flows
We expect to contribute approximately $15 million to our pension plans in fiscal year 2009.
The following table summarizes the estimated benefit payments, which include amounts to be earned by active plan employees through expected future service for all pension plans over the next ten years as of June 30, 2008 (in thousands):

	Non-U.S.
	Plans	U.S. Plan
2009	$4,305	$215
2010	4,040	197
2011	4,179	320
2012	4,105	481
2013	4,420	678
2014-2018	31,082	6,588
Supplemental Executive Retirement Plan
In December 1998, we entered into a Supplemental Executive Retirement Agreement with Mr. Deason, which was amended in August 2003 to conform the normal retirement date specified therein to our fiscal year end next succeeding the termination of the Employment Agreement between Mr. Deason and us. The normal retirement date under the Supplemental Executive Retirement Agreement was subsequently amended in June 2005 to conform to the termination date of the Employment Agreement with the exception of the determination of any amount deferred in taxable years prior to January 1, 2005 for purposes of applying the provisions of the American Jobs Creation Act of 2004 and the regulations and interpretive guidance published pursuant thereto (the “AJCA”). Pursuant to the Supplemental Executive Retirement Agreement, which was reviewed and approved by the Board of Directors, Mr. Deason will receive a benefit upon the occurrence of certain events equal to an actuarially calculated amount based on a percentage of his average monthly compensation determined by his monthly compensation during the highest thirty-six consecutive calendar months from among the 120 consecutive calendar months ending on the earlier of his termination of employment or his normal retirement date. The amount of this benefit payable by us will be offset by the value of particular options granted to Mr. Deason (including 150,000 shares covered by options granted in October 1998 with an exercise price of $11.53 per share and 300,000 shares granted in August 2003 with an exercise price of $44.10). To the extent that we determine that our estimated actuarial liability under the Supplemental Executive Retirement Agreement exceeds the “in the money” value of such options, such deficiency would be reflected in our results of operations as of the date of such determination. In the event that the value of the options granted to Mr. Deason exceeds the benefit, such excess benefit would accrue to Mr. Deason and we would have no further obligation under the Supplemental Executive Retirement Agreement. The percentage applied to the average monthly compensation is 56% for benefit determinations made on or any time after May 18, 2005. The events triggering the benefit are retirement, total and permanent disability, death, resignation, and change in control or termination for any reason other than cause. The benefit will be paid in a lump sum or, at the election of Mr. Deason, in monthly installments over a period not to exceed ten years. We estimate that our obligation with respect to Mr. Deason under the Supplemental Executive Retirement Agreement was approximately $9 million at June 30, 2008. The value (the excess of the market price over the option exercise price) of the options at June 30, 2008 was $9.1 million. If the payment is caused by a change in control and at such time Mr. Deason would be subject to an excise tax under the Code with respect to the benefit, the amount of the benefit will be grossed-up to offset this tax.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Compensation Plans
We offer a deferred compensation plan to employees who meet specified compensation criteria. The assets and liabilities of this plan are included in our Consolidated Financial Statements. Approximately 1,100 employees participate in the plan. Participants may elect to defer a specified percentage of base salary and incentive compensation annually. The assets of the plan as of June 30, 2008 and 2007 were $65.7 million and $58.9 million, respectively, and were included in cash and other assets in our Consolidated Balance Sheets. The liabilities of the plan, representing participants’ account balances, were $64.5 million and $53.8 million at June 30, 2008 and 2007, respectively, and were included in other long-term liabilities in our Consolidated Balance Sheets.
In connection with the acquisition of the Acquired HR Business, we assumed a deferred compensation plan for certain Acquired HR Business employees. This plan is closed to new contributions. The assets and liabilities of this plan were included in our Consolidated Financial Statements as of the date of acquisition. Approximately 100 employees participate in the plan. The assets of the plan as of June 30, 2008 and 2007 were $28 million and $28.9 million, respectively, and were included in other assets in our Consolidated Balance Sheets. The liabilities of the plan, representing participants’ account balances, were $24.4 million and $29.5 million at June 30, 2008 and 2007, respectively, and were included in other long-term liabilities in our Consolidated Balance Sheets.
Other Contributory Plans
We have contributory retirement and savings plans, which cover substantially all employees and allow for discretionary matching contributions by us as determined by our Board of Directors. Contributions made by us to certain plans during the years ended June 30, 2008, 2007 and 2006 were approximately $18.4 million, $13.3 million and $15 million, respectively.
14. INCOME TAXES
Income tax expense (benefit) is comprised of the following (in thousands):

	Fiscal year ended June 30,
	2008	2007	2006
Current:
U.S. federal	$5,383	$79,953	$92,090
State	6,491	12,134	11,508
Foreign	24,087	18,610	11,208

Total current expense	35,961	110,697	114,806

Deferred:
U.S. federal	120,588	17,588	75,168
State	14,544	5,070	10,010
Foreign	(3,884)	(3,032)	(477)

Total deferred expense	131,248	19,626	84,701

Total income tax expense	$167,209	$130,323	$199,507

Deferred activity for fiscal year 2007 was impacted by the impairment of the Department of Education in-process capitalized development costs described in Note 22. Deferred activity for fiscal year 2008 was impacted by a cumulative adjustment in recognizing a particular type of unbilled revenue pursuant to an IRS approved change in tax methodology, and accelerated depreciation enacted in the economic stimulus package.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets (liabilities) consist of the following (in thousands):

	As of June 30,
	2008	2007
Deferred tax assets:
Accrued expenses not yet deductible for tax purposes	$40,661	$39,815
Unearned revenue	32,015	36,266
Tax credits and loss carryforwards	58,585	56,677
Stock-based compensation	29,017	25,529
Divestiture-related accruals	430	4,617
Forward agreements	8,797	2,124
Other	12,424	-

Subtotal	181,929	165,028
Deferred tax assets valuation allowance	(20,185)	(17,184)

Total deferred tax assets	161,744	147,844
Deferred tax liabilities:
Goodwill amortization	(381,944)	(334,065)
Depreciation and amortization	(147,118)	(123,722)
Unbilled revenue	(103,087)	(41,634)
Prepaid and receivables	(23,448)	(27,403)
Other	-	(3,003)

Total deferred tax liabilities	(655,597)	(529,827)

Net deferred tax liabilities	$(493,853)	$(381,983)

At June 30, 2008, we had available unused domestic net operating loss carryforwards (“NOLs”), net of Internal Revenue Code Section 382 limitations, of approximately $82.3 million which will expire over various periods from 2010 through 2024. We also had foreign NOLs of approximately $14.4 million, of which a significant amount have indefinite lives. A valuation allowance of $20.2 million and $17.2 million was recorded at June 30, 2008 and June 30, 2007, respectively, against deferred tax assets associated with net operating losses and tax credit carryforwards for which realization of any future benefit is uncertain due to taxable income limitations. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.
The depreciation and amortization related deferred tax liabilities changed during the years ended June 30, 2008 and 2007 predominantly due to current tax deductions for acquired intangibles and depreciation. Generally, since the adoption of SFAS No. 142, “Goodwill and Other Intangibles,” eliminates the book goodwill amortization, the difference between the cumulative book and tax bases of goodwill will continue to increase as current tax deductions are realized. As of June 30, 2008 and June 30, 2007, the amount of deductible goodwill was approximately $2.2 billion and $2.1 billion, respectively. The unbilled revenue related deferred tax liability changed during fiscal year 2008 predominantly related to a cumulative adjustment in recognizing a particular type of unbilled revenue pursuant to an IRS approved change in tax methodology.
Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

	Fiscal year ended June 30,
	2008	2007	2006
Statutory U.S. federal income tax	$173,677	$134,194	$195,410
State income taxes, net	12,471	12,188	13,505
Section 162(m) disallowance	(5,128)	(4,610)	-
Net reversal of tax reserves, penalties and interest	(8,513)	-	-
Foreign benefits	(5,934)	(6,287)	(5,259)
Other	636	(5,162)	(4,149)

Total income tax expense	$167,209	$130,323	$199,507

The Section 162(m) disallowance is predominantly related to activity described in Note 20, net of current year activity.
The effective tax rate for fiscal years 2008, 2007 and 2006 were 33.7%, 34%, and 35.7%, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective July 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the implementation of FIN 48, we recognized an $11 million (net of tax benefit) increase in the reserves for uncertain tax positions, of which $8.8 million (net of tax benefit) was attributable to the accrual of interest and penalties. These amounts were recognized as a decrease to retained earnings of $9.9 million, an increase to deferred tax assets of $1 million and an increase to income taxes receivable of $0.1 million. Following our adoption of FIN 48, the gross balance of unrecognized tax benefits was $54.5 million at July 1, 2007, which excludes $9 million of offsetting tax benefits, primarily from international tax treaties which provide for potential relief from double taxation. The net unrecognized tax benefits of $45.5 million as of July 1, 2007 include $41.5 million that, if recognized, would benefit our effective income tax rate. As of June 30, 2008, we had gross unrecognized tax benefits totaling $34.3 million, which excludes $9 million of offsetting tax benefits, including a release to additional paid-in capital in fiscal year 2008 in the amount of $4.5 million due to settlements with taxing authorities. The net unrecognized tax benefits as of June 30, 2008 are $25.3 million that, if recognized, would benefit our effective income tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2007	$54,531
Gross increases on tax positions in prior period	575
Gross decreases on tax positions in prior period	(6,930)
Gross increases on tax positions in current period	1,604
Decreases due to lapse of statute of limitations	-
Settlements	(15,456)

Balance at June 30, 2008	$34,324

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the year ended June 30, 2008, we reduced income tax expense by $4.3 million due to net interest and penalty activity. Accrued interest and penalties related to unrecognized tax benefits were approximately $8.8 million (net of tax benefit) as of July 1, 2007, and $4.5 million (net of tax benefit) as of June 30, 2008, which reflects a reduction due to the application of IRS refunds to the FIN 48 liability. We do not anticipate a significant change to the total amount of these unrecognized tax benefits within the next 12 months.
We file income tax returns in various jurisdictions in which we operate, including U.S. federal, U.S. state and numerous foreign jurisdictions. We are currently subject to U.S. federal income tax examinations for fiscal years 2000 and after, are in appeals for fiscal years 2000 through 2003 and are currently under examination for fiscal year 2004. In addition, we are subject to income tax examinations in various foreign jurisdictions for fiscal years 2001 and after.
Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of approximately $174.7 million, $118.6 million and $70.9 million as of June 30, 2008, 2007, and 2006, respectively. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax provision and related liability may be required. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.
Federal, state and foreign income tax payments, net of refunds, during the years ended June 30, 2008, 2007, and 2006 were approximately $47.5 million, $106.7 million, and $102.2 million, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. OTHER LONG-TERM LIABILITIES
The following summarizes other long-term liabilities at June 30, 2008 and 2007 (in thousands):

	As of June 30,
	2008	2007
Deferred compensation, pension and other post-retirement obligations	$125,270	$97,974
Unearned revenue	104,732	89,759
Income taxes payable and estimated penalties and interest on Section 162(m) underpayment deficiencies (Please see Note 20)	-	3,201
FIN 48 tax reserves (Please see Note 14)	42,710	-
Other	33,797	44,618

Total	$306,509	$235,552

16. EQUITY
Our Class A common stock trades publicly on the New York Stock Exchange (symbol “ACS”) and is entitled to one vote per share. Our Class B common stock is entitled to ten votes per share. Class B common stock is convertible, at the holder’s option, into Class A common stock, but until converted carry significant transfer restrictions.
Share Repurchase Programs
In November 2007, our Board of Directors endorsed a new $1 billion share repurchase program and authorized the purchase of up to $200 million of our Class A common stock under this program. The program, which is open ended, allows us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. During fiscal year 2008, we repurchased approximately 4.5 million shares at an average cost of approximately $44.18 per share (approximately $200 million), all of which have been retired. The purchase of these shares was funded with cash on hand.
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
Prior to the Tender Offer (defined below), our Board of Directors authorized three share repurchase programs totaling $1.75 billion of our Class A common stock. On September 2, 2003, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our Class A common stock; on April 29, 2004, we announced that our Board of Directors authorized a new, incremental share repurchase program of up to $750 million of our Class A common stock, and on October 20, 2005, we announced that our Board of Directors authorized an incremental share repurchase program of up to $500 million of our Class A common stock. These share repurchase plans were terminated on January 25, 2006 by our Board of Directors in contemplation of our Tender Offer, which was announced January 26, 2006 and expired March 17, 2006. The programs, which were open-ended, allowed us to repurchase our shares on the open market from time to time in accordance with SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares purchased and the timing of purchases was based on the level of cash and debt balances, general business conditions and other factors, including alternative investment opportunities, and purchases under these plans were funded from various sources, including, but not limited to, cash on hand, cash flow from operations, and borrowings under our credit facilities. Under these share repurchase programs, we had repurchased approximately 2.2 million and 4.9 million shares, respectively, at a total cost of approximately $115.8 million and $250.8 million during fiscal years 2006 and 2005, respectively. We reissued approximately 0.3 million and 0.6 million shares, respectively, for proceeds of approximately $17.9 million and

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$28.5 million, respectively, to fund contributions to our employee stock purchase plan and 401(k) plan during fiscal years 2006 and 2005, respectively. In fiscal year 2007, we reissued approximately 57,000 treasury shares for proceeds totaling approximately $2.8 million to fund contributions to our employee stock purchase plan.
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
Stock Option Repricing
As discussed in Note 20, on June 18, 2007, we initiated a tender offer to amend certain options to purchase an aggregate of 1,703,650 shares (as amended) of our Class A common stock. The tender offer expired on July 17, 2007. Pursuant to the offer, we accepted for amendment options to purchase 1,696,650 shares of our Class A common stock, which represented 99.6% of the shares of our Class A common stock subject to all Eligible Options. We paid cash payments in the aggregate amount of $4 million in accordance with the terms of the tender offer in fiscal year 2008 from cash flows from operating activities. Of the $4 million cash payment, approximately $1.3 million was expensed and the balance was charged to additional paid-in capital in fiscal year 2008.
In July 2007, we notified former employees with vested, unexercised and outstanding options which had exercise prices per share that were less, or may have been less, than the fair market value per share of ACS on the revised measurement dates for such options, as determined by us for accounting and tax purposes, that we will pay them the additional 20% income tax imposed by Section 409A based on the excess, if any, of the fair market value of our Class A common stock (up to $62 per share or up to $1.9 million in the aggregate) on the date a triggering event occurs or condition exists that under Section 409A results in the excess being recognized and reported as income on the former employee’s W-2 and the exercise price of the affected option (reduced by any gain that had become subject to tax in a prior year because of an earlier triggering event). We anticipate that these income tax reimbursements will be up to approximately $1.4 million based on the current fair market value of our Class A common stock on the exercise date and will be paid from cash flows from operating activities as the triggering event occurs for each option holder. In fiscal year 2008, we charged approximately $1.4 million to wages and benefits in our Consolidated Statement of Income related to these income tax reimbursements based on the current fair market value of our Class A common stock on June 30, 2008. The estimated liability related to these income tax reimbursements will be adjusted to reflect changes in the current fair market value of our Class A common stock each quarter until the options are exercised.
Voting Rights of Our Chairman
In connection with the Tender Offer, Mr. Deason entered into a Voting Agreement with the Company dated February 9, 2006 (the “Voting Agreement”) in which he agreed to limit his ability to cause the additional voting power he would hold as a result of the Tender Offer to affect the outcome of any matter submitted to the vote of the stockholders of the Company after consummation of the Tender Offer. Mr. Deason agreed that to the extent his voting power immediately after the Tender Offer increased above the percentage amount of his voting power immediately prior to the Tender Offer, Mr. Deason would cause the shares representing such additional voting power (the “Excess Voting Power”) to appear, not appear, vote or not vote at any meeting or pursuant to any consent solicitation in the same manner, and in proportion to, the votes or actions of all stockholders including Mr. Deason whose Class A and Class B common shares will, solely for the purpose of proportionality, be counted on a one for one vote basis (even though the Class B common shares have ten votes per share).
As the result of the purchase of approximately 7.4 million shares of Class A common stock in the Tender Offer, Mr. Deason’s percentage increase in voting power above the percentage amount of his voting power immediately prior to the Tender Offer was approximately 1.5%.
The Voting Agreement will have no effect on shares representing the approximately 36.7% voting power of the Company held by Mr. Deason prior to the Tender Offer, which Mr. Deason will continue to have the right to vote in his sole discretion, or on any increase in his voting percentage as a result of any share repurchases by the Company. The Voting Agreement also does not apply to any Class A common shares that Mr. Deason may acquire after the Tender Offer through his exercise of stock options, open market purchases or in any future transaction that we may undertake (including any increase in voting

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
power related to any Company share repurchase program). Other than as expressly set forth in the Voting Agreement, Mr. Deason continues to have the power to exercise all rights attached to the shares he owns, including the right to dispose of his shares and the right to receive any distributions thereon.
The Voting Agreement will terminate on the earliest of (i) the mutual agreement of the Company (authorized by not less than a majority of the vote of the then independent and disinterested directors) and Mr. Deason, (ii) the date on which Mr. Deason ceases to hold any Excess Voting Power, as calculated in the Voting Agreement, or (iii) the date on which all Class B common shares are converted into Class A common shares.
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
17. EARNINGS PER SHARE
In accordance with SFAS No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal year ended June 30,
	2008	2007	2006
Numerator:
Numerator for earnings per share - Net Income	$329,010	$253,090	$358,806

Denominator:
Weighted average shares outstanding (basic)	98,013	100,181	123,197
Effect of dilutive securities:
Stock options	980	1,391	1,830

Total potential common shares	980	1,391	1,830

Denominator for earnings per share assuming dilution	98,993	101,572	125,027

Earnings per share (basic)	$3.36	$2.53	$2.91

Earnings per share assuming dilution	$3.32	$2.49	$2.87

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. During fiscal year 2008, 2007 and 2006, options to purchase approximately 9.2 million, 6 million and 5.1 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the windfall tax benefit.
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
18. COMPREHENSIVE INCOME
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of comprehensive income are as follows (in thousands):

	Fiscal year ended June 30,
	2008	2007	2006
Net income	$329,010	$253,090	$358,806
Other comprehensive income (loss):
Foreign currency translation adjustment	25,473	16,955	(1,305)
Unrealized gains (losses) on foreign exchange forward agreements (net of income tax of $727, $958 and ($193), respectively)	1,278	693	(316)
Amortization of unrealized loss on forward interest rate agreements (net of income tax of $958, $958 and $956, respectively)	1,586	1,586	1,588
Unrealized gain/(loss) on interest rate swap agreement (net of income tax of $(8,997) and $2,819, respectively)	(15,475)	5,251	-
Unrealized gain on interest rate collar agreements (net of income tax of $779)	1,289	-	-
Amortization of prepaid pension cost (net of income tax of $81)	136	-	-
Change in funded status of pension and other benefit plans (net of income tax of $(4,906))	(11,490)	-	-

Comprehensive income	$331,807	$277,575	$358,773

The following table represents the components of accumulated other comprehensive income, net (in thousands):

	As of June 30,
	2008	2007
Foreign currency gains (losses)	$42,002	$16,529
Unrealized gains (losses) on foreign exchange forward agreements (net of income tax of $953 and $226, respectively)	1,655	377
Unrealized loss on forward interest rate agreements (net of income tax of $(4,212) and $(5,170), respectively)	(7,029)	(8,615)
Unrealized gains (losses) on interest rate swap agreement (net of income tax of $(6,178) and $2,819, respectively)	(10,224)	5,251
Unrealized gain on interest rate collar agreements (net of income tax of $779)	1,289	-
Unrecognized prior service costs (net of income tax of $(528) and $(609), respectively)	(933)	(1,069)
Unrealized gains (losses) on funded status of pension and other benefit plans (net of income tax of $(3,259) and $1,588, respectively) (a)	(7,930)	3,443

Total	$18,830	$15,916

(a)	Balances as of June 30, 2008 and 2007 include adjustments to initially apply SFAS 158 of $0.1 million (net of income tax of $59,000) and $2.4 million (net of income tax of $1 million).
19. FINANCIAL INSTRUMENTS
Long-Term Debt As of June 30, 2008 and 2007, the fair values of our Senior Notes approximated $455.9 million and $459.4 million, respectively, based on quoted market prices.
As of June 30, 2008 and 2007, the fair values of balances outstanding under our Credit Facility approximated the related carrying values.
Interest Rate Hedges
On January 28, 2008, we entered into a zero cost interest rate collar with an interest rate cap of 3.281% and a floor of 2.425%. The notional amount of the collar is $500 million executed in two transactions each having two year terms, $300 million of which expires on January 30, 2010 and $200 million of which expires February 11, 2010. In March 2007, we entered into a five-year amortizing interest rate swap agreement structured so that we pay a fixed interest rate of 4.897%, and receive a floating interest rate equal to the one-month LIBOR rate. At June 30, 2008, the notional amount of the rate swap was $600 million. The interest rate collar and rate swap are designated as a cash flow hedge of forecasted interest payments on up to $1.1 billion of outstanding floating rate debt. The transactions had a fair market value of zero at inception. The

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
unrealized loss on the transactions as of June 30, 2008 of $14.3 million ($8.9 million, net of income tax) is reflected in accumulated other comprehensive income, net and the fair market value of ($14.3 million) is reflected in other long term liabilities. There was no deemed ineffectiveness related to these cash flow hedges. The unrealized gain of $8.1 million ($5.3 million, net of tax) as of June 30, 2007 is reflected in accumulated other comprehensive income, net and the fair market value of $8.1 million is reflected in other assets.
In order to hedge the variability of future interest payments related to our Senior Notes issuance, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of the Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) was recorded in accumulated other comprehensive income, net, and is being amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. We amortized approximately $2.5 million per year to interest expense during each of the fiscal years 2008, 2007 and 2006. The amount of gain or loss related to hedge ineffectiveness was not material.
Foreign Currency Forward Agreements
We utilize derivative financial instruments to manage our exposure to foreign currencies related to our domestic and international operations. We enter into foreign currency forward agreements in order to hedge the exchange rate risk associated with specific forecasted transactions, including payments and receipts from customers and suppliers, and funding of operating expenses of our offshore operations. We designate only those contracts which closely match the terms of the underlying transaction as cash flow hedges for accounting purposes. The forward contracts are assessed for effectiveness at inception and on an ongoing basis. During the fiscal year ended June 30, 2008 and June 30, 2007, there was no deemed ineffectiveness related to cash flow hedges, and no reclassification to earnings due to hedged transactions no longer expected to occur. The contracts will expire at various times over the next three years, with the majority expiring within the next 12 to 18 months. The net gain or loss on the contracts will be recognized in earnings when the contracts are settled.
As of June 30, 2008 and 2007, the notional amount of our cash flow hedges was $42.6 million and $27.9 million, respectively. As of June 30, 2008, the unrealized gain on these foreign exchange forward agreements, reflected in accumulated other comprehensive income was $2.6 million ($1.7 million, net of income tax) and the fair market value of $2.6 million is reflected in other current assets. As of June 30, 2007, the unrealized gain on these foreign exchange forward agreements, reflected in accumulated other comprehensive income, net was $0.6 million ($0.4 million, net of income tax), and the fair market value of $0.6 million is reflected in other current assets.
The table below provides additional information as of June 30, 2008 about our foreign currency forward contracts designated as cash flow hedges (in thousands):

	Notional Amount					Weighted	Cumulative
	in $US					Average	Unrealized
	(Functional	Functional				Contract	Gain in
Hedged Transaction	currency in $US)	Currency		Counter Currency		Rate	$US

Receipt of revenue	$1,969	EUR	1,246	CAD	1,714	0.727	$262
Payment of operating expenses	26,075	USD	26,075	MXN	292,000	11.198	1,694
Receipt of revenue	3,967	CHF	4,038	NOK	20,284	0.199	97
Receipt of revenue	7,433	CHF	7,567	EUR	4,662	1.623	93
Payment for merchandise	3,157	USD	3,157	CHF	3,697	1.171	462

Total	$42,601						$2,608

As part of the acquisition of the Transport Revenue division of Ascom AG in December 2005, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and U.S. dollar revenues. These agreements do not qualify for hedge accounting under SFAS 133. In addition, we have entered into certain other foreign currency contracts not designated as hedges for accounting purposes, although management believes they are essential economic hedges. We recorded income on non-qualified hedging instruments of approximately $4.2 million ($2.8 million, net of income tax) for the year ended June 30, 2008 in other non-operating income, net in our Consolidated Statements

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of Income. The gain on hedging instruments was not material for the year ended June 30, 2007. As of June 30, 2008 and June 30, 2007, the notional amount of these agreements were $21.5 million and $33.9 million, respectively, and will expire at various times over the next 36 months, with the majority expiring within the next 6 to 12 months. A liability was recorded for the related fair value of approximately ($.6 million) and $(4.3 million) as of June 30, 2008 and June 30, 2007, respectively.
Investments
As of June 30, 2008 and 2007, as part of our deferred compensation plan, we held investments in insurance policies with a fair market value of $54.9 million and $51.3 million, respectively and mutual funds with a fair market value of $28 million and $28.9 million, respectively. Please see Note 13 for more information on the deferred compensation plans. We recorded (losses) gains on these investments of ($5.4 million), $9.6 million and $3.2 million for fiscal years 2008, 2007 and 2006, respectively.
In fiscal year 2006, we purchased approximately $17.3 million of U.S. Treasury Notes in conjunction with a contract in our Government segment, and pledged them in accordance with the terms of the contract to secure our performance. The U.S. Treasury Notes are accounted for as held to maturity pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are reflected in other assets in our Consolidated Balance Sheet at June 30, 2008.
20. COMMITMENTS AND CONTINGENCIES
We have various non-cancelable operating lease agreements for information technology equipment, software and facilities. Our facilities leases have varying terms through 2018. We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2013. Lease expense for information technology equipment, software and facilities was approximately $424.7 million, $374.2 million and $339.6 million for the years ended June 30, 2008, 2007 and 2006, respectively. A summary of these commitments at June 30, 2008 is as follows (in thousands):

Fiscal year ending June 30,
2009	$340,334
2010	291,290
2011	244,443
2012	126,426
2013	40,976
Thereafter	56,900

$1,100,369

We have various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2011. We estimate future payments related to these agreements will be $16.9 million, $17.2 million, and $13.9 million in fiscal years 2009, 2010, and 2011, respectively.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Related income tax effects included deferred income tax benefits on the compensation expense, and additional income tax liabilities and estimated penalties and interest related to the application of Internal Revenue Code Section 162(m) and related Treasury Regulations (“Section 162(m)”) to stock-based executive compensation previously deducted, that was no longer deductible as a result of revised measurement dates of certain stock option grants. We also included in our restatements additional income tax liabilities and estimated penalties and interest, with adjustments to additional paid-in capital and income tax expense, related to certain cash and stock-based executive compensation deductions previously taken under Section 162(m), which we believed may be non-deductible as a result of information that has been obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. During the third quarter of fiscal year 2007, we paid approximately $35 million of estimated income taxes, penalties and interest related to Section 162(m) issues. This payment is reflected in cash flows from operating activities at June 30, 2007. During fiscal year 2008, we resolved Section 162(m) executive compensation issues for fiscal years 2001 through 2003 with the Internal Revenue Service and used the same resolution criteria to adjust the liabilities for fiscal years 2004 and 2005, resulting in a revised liability of $26.9 million of income tax, interest and penalties. During fiscal year 2008, $5.9 million was released to income tax expense and $0.5 million was credited to additional paid-in capital. At this time, we cannot predict when these Section 162(m) issues will be resolved for fiscal years 2004 and 2005.
In December 2006, we amended the exercise price of outstanding stock options of certain current executive officers, other executive officers and former executive officers in order to re-price all or a portion of the respective option grant to the revised measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. We paid cash payments in the aggregate amount of $2.4 million in accordance with the terms of the amendment in fiscal year 2008 from cash flows from operating activities. Of the $2.4 million cash payment, approximately $0.5 million was charged to wages and benefits in our Consolidated Statement of Income in fiscal year 2007, and the balance was charged to additional paid-in capital in our Consolidated Balance Sheet.
On June 18, 2007, we initiated a tender offer to amend certain options (the “Eligible Options”) to purchase an aggregate of 1,703,650 shares (as amended) of our Class A common stock in order to re-price all or a portion of the respective option grant to the revised measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. The Eligible Options included options that (i) were granted under our 1997 Stock Incentive Plan, as amended; (ii) had exercise prices per share that were less, or may have been less, than the fair market value per share of our common stock on the revised measurement dates for such options, as determined by us for accounting and tax purposes; (iii) were unexercised and unvested, either in whole or in part, as of January 1, 2005; (iv) were outstanding as of the expiration time of this tender offer; and (v) were held by individuals who (x) were employed by the Company through the expiration time of this tender offer (other than any executive officer or director) and (y) are subject to income taxation in the United States. Eligible participants could elect to (i) amend Eligible Options to increase the exercise price per share to the fair market value of the Company’s Class A common stock on the respective option’s measurement date or (ii) receive a cash payment equal to the difference between the new exercise price per share of each amended option and the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
original exercise price per share of such amended option, multiplied by the number of unexercised shares of the Company’s Class A common stock subject to such amended option.
The tender offer expired on July 17, 2007. Pursuant to the offer, we accepted for amendment options to purchase 1,696,650 shares of our Class A common stock, which represented 99.6% of the shares of our Class A common stock subject to all Eligible Options. We paid cash payments in the aggregate amount of $4 million in accordance with the terms of the tender offer in the third quarter of fiscal year 2008 from cash flow from operating activities. During fiscal year 2008, we charged approximately $1.3 million to wages and benefits in our Consolidated Statement of Income and charged the balance of the estimated cash payments to additional paid-in capital in our Consolidated Balance Sheet.
In July 2007, we notified certain former employees with vested, unexercised and outstanding options which had exercise prices per share that were less, or may have been less, than the fair market value per share of ACS Class A common stock on the revised measurement dates for such options, as determined by us for accounting and tax purposes, that we will pay them the additional 20% income tax imposed by Section 409A based on the excess, if any, of the fair market value of our Class A common stock (up to $62 per share or up to $1.9 million in the aggregate) on the date a triggering event occurs or condition exists that under Section 409A results in the excess being recognized and reported as income on the former employee’s W-2 and the exercise price of the affected option (reduced by any gain that had become subject to tax in a prior year because of an earlier triggering event). As of June 30, 2008, we anticipate that these income tax reimbursements will be up to approximately $1.4 million based on the current fair market value of our Class A common stock on the exercise date and will be paid from cash flows from operating activities as the triggering event occurs for each option holder. During fiscal year 2008, we charged approximately $1.4 million to wages and benefits in our Consolidated Statement of Income related to these income tax reimbursements based on the current fair market value of our Class A common stock as of June 30, 2008. The estimated liability related to these income tax reimbursements will be adjusted to reflect changes in the current fair market value of our Class A common stock each quarter until the options are exercised.
In the first quarter of fiscal year 2008, we amended the exercise price of outstanding stock options of certain current executive officers in order to re-price all or a portion of the respective option grants to the revised measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. We paid cash payments in the aggregate amount of $0.3 million in accordance with the terms of the amendment in fiscal year 2008 from cash flows from operating activities. Of the $0.3 million cash payment, approximately $43,000 was charged to wages and benefits in our Consolidated Statement of Income in the first quarter of fiscal year 2008, and the balance was charged to additional paid-in capital in our Consolidated Balance Sheet.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Huntsinger, Oury, and Anchorage lawsuits were consolidated into one case on June 5, 2006, under the caption In Re Affiliated Computer Services, Inc. Derivative Litigation in the District Court of Dallas County, Texas, 193rd Judicial District (the “Texas State Derivative Action”). Plaintiffs seek to recover damages sustained by the Company, equitable relief, including disgorgement, and reimbursement for fees and expenses incurred in connection with the suits, including attorney’s fees. On March 26, 2007, plaintiffs filed a Third Amended Consolidated Complaint in which the plaintiffs alleged certain of the defendants breached their fiduciary duties in evaluating the buyout offer from Cerberus and any other offers (see further discussion below in “Litigation Arising from Buy-out Offer”). Defendant Jeff Rich has filed a motion for summary judgment on the basis of his purported release that has not been heard yet by the court. Additionally, the individual defendants filed a motion for partial summary judgment on the basis that plaintiffs lack standing concerning certain option grants that has not yet been heard by the court. On June 5, 2008, the parties filed a Stipulation to Stay Proceedings, ceasing all case activity for 60 days and we have subsequently filed an agreed motion to extend the stay. There is no pending trial date at this time.
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

On August 15, 2006, plaintiff filed a First Amended Complaint in the Brandin lawsuit. The First Amended Complaint added Lynn R. Blodgett, David W. Black, Henry Hortenstine, Peter A. Bracken, William L. Deckelman, Jr., Warren Edwards, John M. Brophy, John Rexford, Dennis McCuistion, J. Livingston Kosberg and Clifford M. Kendall. On April 5, 2007, plaintiff Brandin filed a Motion for Summary Judgment against Darwin Deason, Jeffrey Rich and Mark King. Each of the parties has filed their respective briefs and a hearing on the Motion for Summary Judgment was held on February 5, 2008. In addition, on October 16, 2007, each of the individual defendants filed a Motion for Partial Dismissal, based on plaintiff’s lack of standing to challenge most of the stock option grants at issue. On June 3, 2008, an Unopposed Motion to Stay Pending SLC Determination was filed, which automatically granted a 60 day stay in this matter with a later court order extending the stay for an additional 30 days. There is no pending trial date at this time.
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

The Alaska Electrical and Lunceford cases were consolidated into one case on August 1, 2006, under the caption In Re Affiliated Computer Services Federal Derivative Litigation, in the United States District Court for the Northern District of Texas, Master File No. 3:06-CV-1110-M (the “Texas Federal Derivative Action”). On April 6, 2007, the plaintiffs filed an Amended Verified Consolidated Shareholder Derivative Complaint (“Amended Complaint”), adding causes of action related to the announced buy-out transaction, and adding as defendants Clifford Kendall, David Black, Henry Hortenstine, Peter A. Bracken, William Deckelman, Jr., PricewaterhouseCoopers LLP, and Cerberus Capital Management, L.P. Plaintiffs seek equitable relief and recovery of unspecified monetary damages sustained by the Company. On June 4, 2007, ACS and the individual defendants filed a motion to dismiss the Amended Complaint, including the grounds that the buy-out claims were not yet ripe for adjudication. Plaintiffs voluntarily dismissed David Black, PricewaterhouseCoopers LLP and Cerberus Capital Management, L.P.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 17, 2007, after a hearing on August 1, 2007, the judge dismissed all buy-out related causes of action, dismissed the section 16(b) claims against defendants Jeff Rich and Mark King without prejudice, and dismissed the section 10(b) causes of action against defendants Lynn Blodgett, John Rexford, and John Brophy with prejudice. The judge determined that the section 10(b) and 14(a) claims against other individual defendants were insufficiently pled, and granted plaintiffs leave to amend their complaint to state these claims with sufficient particularity.
On February 1, 2008, plaintiffs filed their Second Amended Derivative Complaint. Defendants have filed motions to dismiss this complaint and have filed a motion to strike the complaint for failing to comply with the parameters of the December 17, 2007 order permitting plaintiffs to file an amended complaint. All briefing on the motion to dismiss and the motion to strike is complete and is under consideration by the court.
On May 23, 2008, plaintiffs filed a Motion Seeking an Order re Defendants’ Efforts to Compromise the Claims. The motion seeks an injunction against settlement of either the Delaware or Texas derivative matters. On May 30, 2008, we filed a Motion to Stay Pending SLC Determination. The judge set this matter on an expedited briefing schedule, which concluded on June 16, 2008. The briefing on Plaintiffs’ Motion Seeking an Order re Defendants’ Efforts to Compromise the Claims and our Motion to Stay Pending SLC Determination is before the court.
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

On February 12, 2007, the Simeon case and the Burke case were consolidated into one case, under the caption, In re Affiliated Computer Systems [sic] ERISA Litigation, Master File No. 3:06-CV-1592-M. On December 20, 2007, an Order Preliminarily Approving Settlement was entered in the In re Affiliated Computer Systems [sic] ERISA Litigation consolidated case. Principally, the settlement provides for a payment to the plaintiffs and the ACS Savings Plan of a total of $1.5 million, which includes attorney fees, and is subject to final approval of the court at a hearing to be held on October 23, 2008. We recorded a charge of $1.5 million ($1 million, net of income tax) in other operating expense in our Consolidated Statements of Income during the second quarter of fiscal year 2008.
All of the lawsuits related to stock option grant practices described above are being vigorously defended. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs’ claims, and accordingly, have not accrued any amount on our balance sheet related to the lawsuits. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any, should an unfavorable outcome occur for the matters noted above.
Litigation Arising from Buy-Out Offer
Several lawsuits have been filed in connection with the announced buyout transaction, generally alleging claims related to breach of fiduciary duty, and seeking class action status. The plaintiffs in each case purport to be ACS stockholders bringing a class action on behalf of all of our public stockholders. Each plaintiff alleges that the proposal (“Proposal”) presented to us by Darwin Deason and Cerberus on March 20, 2007, to acquire our outstanding stock, was unfair to shareholders, because the consideration offered in the Proposal is alleged to be inadequate and to have resulted from an unfair process.

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

On May 4, 2007, each of the six Delaware buy-out cases was consolidated into one case, pending in the Delaware Chancery Court, entitled In Re Affiliated Computer Services, Inc. Shareholder Litigation, Civil Action No. 2821-VCL. On October 30, 2007, Cerberus withdrew its offer to acquire ACS. On November 2, 2007, a Consolidated Amended Class Action and Derivative Complaint was filed by the plaintiffs, adding allegations of breach of fiduciary duties related to the events surrounding the resignation of the outside directors. Plaintiffs seek equitable relief and recovery of unspecified monetary damages sustained by the Company. On April 8, 2008, a Verified Consolidated Second Amended Class and Derivative Action Complaint was filed alleging class and derivative claims of breach of fiduciary duty against all individual defendants and class and derivative for aiding and abetting against Cerberus and Citigroup. On May 23, 2008, all defendants, including ACS, filed their respective motions to dismiss. All briefing on the motions to dismiss is complete and will be heard on October 22, 2008.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In the Texas Federal Court Consolidated stock option derivative case, on April 5, 2007, the plaintiffs filed an Amended Complaint, adding causes of action related to the announced buy-out transaction as well, and adding as defendants, Clifford Kendall, David Black, Henry Hortenstine, Peter A. Bracken, William Deckelman, Jr., PricewaterhouseCoopers LLP, and Cerberus Capital Management, L.P. Like the Third Amended Petition in the Texas State Court Derivative Action, the Amended Complaint in the Texas Federal Court Derivative Action challenged both the process through which the Proposal was generated, and the substance of the Proposal. On June 4, 2007, ACS and the individual defendants filed a Motion to Dismiss the Amended Complaint, including the grounds that the buy-out claims were not yet ripe for adjudication, i.e., no claim related to the Proposal can properly be the subject of litigation, because the Proposal has not been accepted or recommended by either the Company or by the Special Committee formed to evaluate the Proposal and strategic alternatives to the Proposal. Plaintiffs voluntarily dismissed David Black, PricewaterhouseCoopers LLP and Cerberus Capital Management, L.P. On December 17, 2007, the judge dismissed all buy-out related causes of action, dismissed the section 16(b) claims against defendants Jeff Rich and Mark King and dismissed the section 10(b) causes of action against defendants Lynn Blodgett, John Rexford and John Brophy with prejudice. The judge also determined that the section 10(b) and section 14(a) claims against the other defendants were insufficiently pled, and granted plaintiffs leave to amend their complaint to state these claims with sufficient particularity. Plaintiffs filed their Second Amended Derivative Complaint on February 1, 2008 in response to the December 17, 2007 order. The Second Amended Derivative Complaint does not contain any allegations concerning the buy-out. Defendants have filed motions to dismiss this complaint and have filed a motion to strike the complaint for failing to comply with the parameters of the December 17, 2007 order permitting plaintiffs to file an amended complaint. All briefing on the motion to dismiss and the motion to strike is complete and is under consideration by the court.
On May 23, 2008, Plaintiffs filed a Motion Seeking an Order re Defendants’ Efforts to Compromise the Claims. The motion seeks an injunction against settlement of either the Delaware or Texas derivative matters. On May 30, 2008, we filed a Motion to Stay Pending SLC Determination. The judge set this matter on an expedited briefing schedule, which concluded on June 13, 2008. The briefing on Plaintiffs’ Motion Seeking an Order re Defendants’ Efforts to Compromise the Claims and our Motion to Stay Pending SLC Determination is before the court.
All of the litigation arising from the buy-out offer is being vigorously defended. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs’ claims, and accordingly, have not accrued any amount on our balance sheet related to these lawsuits. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any, should an unfavorable outcome occur for the matters noted above.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On January 3, 2003, a Complaint was filed under seal in the United States District Court, Middle District of Florida, Tampa Division, by a former Pinellas County Administrator under the “Qui Tam” provisions of the False Claims Act. On October 23, 2006, the United States filed a notice with the court that it would not intervene in the Complaint. The court then entered an order to unseal the Complaint and we were subsequently served with the Complaint. The allegations in this Complaint arise from the workforce contract in Pinellas County, Florida, that is the subject of the grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL (as discussed above). The plaintiff is seeking statutory penalties for each violation. We intend to vigorously defend this case. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any, should an unfavorable outcome occur for the matters noted above.
Other
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2008, $662.4 million of our outstanding surety bonds and $94.4 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $22.9 million of our letters of credit secure our casualty insurance and vendor programs and other corporate obligations. In general, we

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
We indemnified Lockheed Martin Corporation against certain specified claims from certain pre-sale litigation, investigations, government audits and other issues related to the sale of the majority of our federal business to Lockheed Martin Corporation in fiscal year 2004. Our contractual maximum exposure under these indemnifications was $85 million. During the fiscal year 2008, we settled all issues and claims with Lockheed Martin Corporation related to this divestiture and our acquisition of Lockheed Martin Corporation’s commercial information technology services business in fiscal year 2004. This settlement resulted in a payment to Lockheed Martin Corporation of $6.5 million in fiscal year 2008, reflected in cash flows from investing activities in our Consolidated Statement of Cash Flows, and $2.2 million ($1.5 million, net of income tax) of income recorded to other operating expense in our Consolidated Statement of Income in fiscal year 2008.
Our Commercial education business performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2008, we serviced a FFEL portfolio of approximately 2.8 million loans with an outstanding principal balance of approximately $39.9 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2008, other accrued liabilities include reserves which we believe to be adequate.
In April 2004, we were awarded a contract by the North Carolina Department of Health and Human Services (“DHHS”) to replace and operate the North Carolina Medicaid Management Information System (“NCMMIS”). There was a protest of the contract award; however, DHHS requested that we commence performance under the contract. One of the parties protesting the contract has continued to seek administrative and legal relief to set aside the contract award. However, we continued our performance of the contract at the request of DHHS. On June 12, 2006, we reported that contract issues had arisen and each of ACS and DHHS alleged that the other party has breached the contract. The parties entered into a series of standstill agreements in order to permit discussion of their respective issues regarding the contract and whether the contract would be continued or terminated. On July 14, 2006, the DHHS sent us a letter notifying us of the termination of the contract. We filed in the General Court of Justice, Superior Court Division, in Wake County, North Carolina, a complaint and motion to preserve records related to the contract. Subsequent to the filing of the complaint, North Carolina produced records and represented to the Court that all records had been produced, after which the complaint was dismissed. In a letter dated August 1, 2006, DHHS notified us of its position that the value of reductions in compensation assessable against the compensation otherwise due to us under the contract was approximately $33 million. On August 14, 2006, we provided a detailed response to that August 1, 2006 letter contending that there should be no reductions in compensation owed to us. Also, on August 14, 2006 and in accordance with the contract, we submitted our Termination Claim to DHHS seeking additional compensation of approximately $27.1 million. On January 22, 2007, we filed a complaint in the General Court of Justice, Superior Court Division, in Wake County, North Carolina against DHHS and the Secretary of DHHS seeking to recover damages in excess of $40 million that we have suffered as the result of actions of DHHS and its Secretary. Our claim was based on breach of contract; breach of implied covenant of good faith and fair dealing; breach of warranty; and misappropriation of our trade secrets. In the complaint we also requested the court to grant a declaratory judgment that we were not in default under the contract; and a permanent injunction against the State from using our proprietary materials and disclosing our proprietary material to third parties. During the fourth quarter of fiscal year 2006, we recorded a charge of approximately $4.0 million, of which $3.9 million was charged to revenue, related to our assessment of realization of amounts previously recognized for the NCMMIS contract.
On March 22, 2007, we settled all issues with DHHS. Pursuant to the settlement, DHHS rescinded its June 6, 2006 notice of intent to terminate the NCMMIS contract and its July 14, 2006 notice of termination and the parties agreed to a mutual termination of the contract. We agreed, as part of the settlement, to license to DHHS certain work product we produced in connection with the NCMMIS contract and DHHS has paid us $10.5 million. We recognized $3.4 million in revenue in the third quarter of fiscal year 2007 related to this settlement. In addition, we have entered into several new

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contracts, with terms of two years, to provide new services to DHHS and will be compensated based on achieving certain levels of cost savings.
In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.
21. RESTRUCTURING ACTIVITIES
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
In our Government segment, we began an assessment of our competitive position, evaluated our market strategies and the technology used to support certain of our service offerings. We began to implement operating practices that we utilize in our Commercial segment, including leveraging our proprietary workflow technology and implementing activity based compensation, which is expected to reduce our operating costs and enhance our competitive position. In connection with these activities, we recorded restructuring charges for involuntary termination of employees of $0.7 million and $1 million for the years ended June 30, 2007 and 2006, respectively, which is reflected in wages and benefits in our Consolidated Statements of Income. In fiscal year 2007, we recorded $0.5 million of costs related to the consolidation of solution development groups within the Government segment, which is reflected in total operating expenses in our Consolidated Statements of Income. In fiscal year 2006, we recorded $1.6 million for asset impairment and other charges, principally for duplicative software as a result of recent acquisition activity, which is reflected in total operating expenses in our Consolidated Statements of Income. As discussed in Note 6, we completed the WWS Divestiture, which allowed us to focus on our technology-enabled business process outsourcing and information technology service offerings.
The following table summarizes the activity for the accrual for involuntary termination of employees for the year ended June 30, 2008, 2007 and 2006 (in thousands) exclusive of the Acquired HR Business:

	Fiscal year ending June 30,
	2008	2007	2006
Beginning balance	$893	$899	$-
Accruals	-	7,185	6,500
Reversals	(401)	-	-
Payments	(492)	(7,191)	(5,601)

Ending balance	$-	$893	$899

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summaries the activity for the accrual for involuntary termination of employees of the Acquired HR Business (in thousands):

	Fiscal year ending June 30,
	2008	2007	2006
Beginning balance	$402	$3,521	$20,495
Excess accrual credited to goodwill	(209)	(1,678)	(3,116)
Payments	(111)	(1,441)	(13,858)

Ending balance	$82	$402	$3,521

The remaining accrual is expected to be paid out in fiscal year 2009 from cash flows from operating activities due to statutory requirements of the locale in which the employees are based.
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
22. CONTRACT WITH THE DEPARTMENT OF EDUCATION
We have provided loan servicing for the Department of Education’s (the “Department”) Direct Student Loan program for over ten years. In 2003, the Department conducted a competitive procurement for its “Common Services for Borrowers” initiative (“CSB”). CSB was a modernization initiative which integrated a number of student loan processing services for the Department, allowing the Department to increase loan servicing quality while saving overall program costs. In November 2003, the Department awarded us the CSB contract. Under this contract we provide comprehensive loan servicing, consolidation loan processing, debt collection services on delinquent accounts, IT infrastructure operations and support, maintenance and development of information systems, and portfolio management services for the Department of Education’s Direct Student Loan program. The CSB contract has a 5-year base term which began in January 2004 and provides the Department of Education five one-year options to extend after the base term. Annual revenues from this contract represent approximately 3% of our fiscal year 2008 revenues.
In May 2007, we and the Department agreed to cease development of certain software contemplated under the CSB contract. At that time, we had implemented approximately $39 million of internally-developed software into the current production system. As a result of the decision to cease development, we recorded a non-cash impairment charge of approximately $76.4 million (approximately $48.3 million, net of income tax) related to in-process capitalized development costs.
23. DEPARTURE OF EXECUTIVE OFFICERS
On November 26, 2006, Mark A. King resigned as our President, Chief Executive Officer and as a director. In connection therewith, on November 26, 2006 we and Mr. King entered into a separation agreement (the “King Agreement”). The King Agreement provided, among other things, that Mr. King remained with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the King Agreement, all unvested stock options held by Mr. King were terminated as of November 26, 2006, excluding options that would have otherwise vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. King does not materially breach certain specified provisions of the King Agreement. In accordance with the King Agreement, the exercise price of Mr. King’s vested stock options were increased to an amount equal to the fair market value of the stock on the correct accounting measurement date as determined in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006 and the exercise price of certain vested options were further increased by the amount by which the aggregate exercise price of stock options previously exercised by Mr. King would have been increased had the stock options not been previously exercised. The King Agreement also subjects Mr. King to non-competition and non-solicitation covenants until December 31, 2009. In addition, the King Agreement provides that Mr. King’s severance agreement with us is terminated, Mr. King’s salary was reduced during the transition period and Mr. King was not eligible to participate in our bonus plans, and Mr. King will be eligible to receive certain of our provided health benefits through December 31, 2009, the estimated cost of which is not material.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On November 26, 2006, Warren D. Edwards resigned as our Executive Vice President and Chief Financial Officer. In connection therewith, on November 26, 2006 we and Mr. Edwards entered into a separation agreement (the “Edwards Agreement”). The Edwards Agreement provided, among other things, that Mr. Edwards remained with us as an employee providing transitional services until June 30, 2007. In addition, under the terms of the Edwards Agreement, all unvested stock options held by Mr. Edwards were terminated as of November 26, 2006, excluding options that would have otherwise vested prior to August 31, 2007 which will be permitted to vest on their regularly scheduled vesting dates provided that Mr. Edwards does not materially breach certain specified provisions of the Edwards Agreement. In accordance with the Edwards Agreement the exercise price of Mr. Edwards’ vested stock options were increased to an amount equal to the fair market value of the stock on the correct accounting measurement date as determined in conjunction with the audit of our financial statements for the fiscal year ending June 30, 2006. The Edwards Agreement also subjects Mr. Edwards to non-competition and non-solicitation covenants until December 31, 2009. In addition, the Edwards Agreement provides that Mr. Edwards’ severance agreement with us is terminated, Mr. Edwards’ salary was reduced during the transition period and Mr. Edwards was not eligible to participate in our bonus plans, and Mr. Edwards will be eligible to receive certain of our provided health benefits through December 31, 2009, the estimated cost of which is not material.
On September 29, 2005, Jeffrey A. Rich submitted his resignation as a director and Chief Executive Officer. On September 30, 2005 we entered into an Agreement with Mr. Rich, which, among other things, provided the following: (i) Mr. Rich remained on our payroll and was paid his then current base salary (of $820 thousand annually) through June 30, 2006; (ii) Mr. Rich was not eligible to participate in our performance-based incentive compensation program in fiscal year 2006; (iii) we purchased from Mr. Rich all options previously granted to Mr. Rich that were vested as of the date of the Agreement in exchange for an aggregate cash payment, less applicable income and payroll taxes, equal to the amount determined by subtracting the exercise price of each such vested option from $54.08 per share and all such vested options were terminated and cancelled; (iv) all options previously granted to Mr. Rich that were unvested as of the date of the Agreement were terminated (such options had an in-the-money value of approximately $4.6 million based on the closing price of our stock on the New York Stock Exchange on September 29, 2005); (v) Mr. Rich received a lump sum cash payment of $4.1 million; (vi) Mr. Rich continued to receive executive benefits for health, dental and vision through September 30, 2007; (vii) Mr. Rich also received limited administrative assistance through September 30, 2006; and (viii) in the event Mr. Rich established an M&A advisory firm by January 1, 2007, we agreed to retain such firm for a two year period from its formation for $250 thousand per year plus a negotiated success fee for completed transactions. The Agreement also contains certain standard restrictions, including restrictions on soliciting our employees for a period of three years and soliciting our clients or competing with us for a period of two years.
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
In connection with the departure of Mr. Rich, we entered into an agreement with Rich Capital LLC, an M&A advisory firm owned by Mr. Rich. The agreement is for two years, during which time we will pay a total of $0.5 million for M&A advisory services, payable in equal quarterly installments. We paid $63 thousand to his M&A advisory firm related to this agreement through June 30, 2006. However, we have currently suspended payment under this agreement pending a determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich. No payments were made related to this agreement in fiscal years 2008 or 2007.
24. RELATED PARTY TRANSACTIONS
Please see Note 3 for a discussion of the proposal received from our Chairman, Darwin Deason, and Cerberus to acquire all of the outstanding shares of the Company.
Prior to 2002 we had guaranteed $11.5 million of certain loan obligations owed to Citicorp USA, Inc. by DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). In July 2002, our Chairman assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. As partial consideration for the release of our corporate guaranty, we agreed to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. In the first quarter of fiscal year 2003, we purchased $1 million in prepaid charter flights at favorable rates from DDH. In the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
second quarter of fiscal year 2007, we were notified by DDH of their intent to wind down operations; therefore, we recorded a charge of $0.6 million related to the unused prepaid charter flights. We made no payments to DDH during fiscal years 2008, 2007 and 2006 but are continuing to provide administrative services pending the wind down of DDH operations.
During fiscal years 2008, 2007 and 2006, we purchased approximately $4.9 million, $5.8 million and $8.8 million, respectively, of office products and printing services from Prestige Business Solutions, Inc., a supplier owned by the daughter-in-law of our Chairman, Darwin Deason. These products and services were purchased on a competitive bid basis in substantially all cases. We believe this relationship has allowed us to obtain these products and services at quality levels and costs more favorable than would have been available through alternative market sources.
As discussed in Note 23 and in connection with the departure of Jeffrey A. Rich, our former Chief Executive Officer, in June 2006, we entered into an agreement with Rich Capital LLC, an M&A advisory firm owned by Mr. Rich. The agreement is for two years, during which time we will pay a total of $0.5 million for M&A advisory services, payable in equal quarterly installments. We paid approximately $63 thousand related to this agreement through June 30, 2006. However, we have currently suspended payment under this agreement pending a determination whether Rich Capital LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich. No payments were made related to this agreement in fiscal years 2008 or 2007.
25. SEGMENT INFORMATION
During fiscal year 2008, we reorganized the internal operating and reporting structures in our Commercial and Government segments to more formally align our sales, service delivery and financial organizations under their appropriate leadership. As a result, we have restated our Commercial and Government segment results for prior periods to reflect our current operating and reporting structure. The restatement has no impact on our consolidated results for the period of restatement.
We are organized into Commercial and Government segments due to the different operating environments of each segment, caused by different types of clients, differing economic characteristics, and the nature of regulatory environments.
Approximately 92%, 93% and 95% of our consolidated revenues for fiscal years 2008, 2007 and 2006, respectively, were derived from domestic clients. Our five largest clients accounted for approximately 13% of each of our fiscal years 2008, 2007 and 2006 revenues. Our largest client, Sprint Nextel Corporation, represented approximately 4%, 3% and 3% of our consolidated revenues for fiscal years 2008, 2007 and 2006, respectively.
The accounting policies of each segment are the same as those described in the summary of significant accounting policies (please see Note 1).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the results of the segments consistent with our management system (in thousands):

	Commercial	Government	Corporate (c)	Consolidated
Fiscal year ended June 30, 2008
Revenues (a)	$3,673,981	$2,486,569	$-	$6,160,550
Operating expenses (excluding impairment charge and depreciation and amortization)	3,046,826	1,935,066	153,009	5,134,901
Depreciation and amortization expense	278,688	100,283	1,600	380,571

Operating income (loss)	$348,467	$451,220	$(154,609)	$645,078

Total assets	$3,271,316	$2,728,796	$469,287	$6,469,399

Capital expenditures, net	$151,689	$112,243	$4,016	$267,948

Fiscal year ended June 30, 2007
Revenues (a)	$3,404,935	$2,367,544	$-	$5,772,479
Operating expenses (excluding gain on sale of business and depreciation and amortization)	2,844,545	1,820,006	148,367	4,812,918
Software impairment charge	-	76,407	-	76,407
Depreciation and amortization expense	247,363	97,348	1,488	346,199

Operating income (loss)	$313,027	$373,783	$(149,855)	$536,955

Total assets	$3,174,031	$2,601,765	$206,633	$5,982,429

Capital expenditures, net (b)	$202,283	$112,851	$1,709	$316,843

Fiscal year ended June 30, 2006
Revenues (a)	$3,118,159	$2,235,502	$-	$5,353,661
Operating expenses (excluding depreciation and amortization)	2,661,497	1,704,404	113,531	4,479,432
Gain on sale of business	-	(32,907)	-	(32,907)
Depreciation and amortization expense	191,241	97,051	1,560	289,852

Operating income (loss)	$265,421	$466,954	$(115,091)	$617,284

Total assets	$2,923,485	$2,546,229	$32,723	$5,502,437

Capital expenditures, net	$242,980	$153,550	$(2,063)	$394,467

(a)
Revenues in our Commercial segment for fiscal years 2008, 2007 and 2006 include revenues from operations divested through June 30, 2008 of $14 million, $18 million and $18.8 million, respectively. Revenues in our Government segment for fiscal years 2008, 2007 and 2006 include revenues from operations divested through June 30, 2008 of $3.6 million, $8.8 million and $112.7 million, respectively.

(b)	Fiscal year 2006 corporate capital expenditures, net includes proceeds of $3.4 million related to the sale of the corporate aircraft.

(c)
Corporate segment operating expenses include $25.4 million ($16.2 million, net of income tax), $28.5 million ($18.2 million, net of income tax) and $35 million ($22.9 million, net of income tax) of stock-based compensation expense in fiscal years 2008, 2007 and 2006, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26. REVENUES BY SERVICE LINE
Our revenues by service line over the past three years are shown in the following table (in thousands):

	Fiscal year ended June 30,
	2008	2007	2006
Business process outsourcing (a)	$4,792,403	$4,322,164	$3,996,558
Information technology services	1,041,036	1,013,801	971,832
Systems integration services (b)	327,111	436,514	385,271

Total	$6,160,550	$5,772,479	$5,353,661

(a)	Includes $17.6 million, $26.8 million and $131.2 million of revenues for fiscal years 2008, 2007 and 2006, respectively, from operations divested through June 30, 2008.

(b)	Includes $0.3 million of revenues for fiscal year 2006 from operations divested through June 30, 2008.
27. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     (In thousands, except per share amounts)

	June 30,	March 31,	December 31,	September 30,
Fiscal year ended June 30,2008	2008	2008	2007	2007
Revenues	$1,613,655	$1,542,370	$1,511,442	$1,493,083
Operating income	$177,872	$163,911	$157,894	$145,401
Net income	$98,632	$82,638	$81,596	$66,144

Earnings per share – basic	$1.02	$0.86	$0.82	$0.66
Weighted average shares outstanding	96,703	96,089	99,505	99,721

Earnings per share – diluted	$1.01	$0.85	$0.81	$0.65
Weighted average shares outstanding — diluted	97,719	96,921	100,310	100,986

	June 30,	March 31,	December 31,	September 30,
Fiscal year ended June 30, 2007	2007	2007	2006	2006

Revenues	$1,519,734	$1,440,546	$1,426,761	$1,385,438
Operating income	$83,178	$162,591	$150,328	$140,858
Net income	$37,574	$82,059	$72,074	$61,383

Earnings per share – basic	$0.38	$0.83	$0.73	$0.59
Weighted average shares outstanding	99,378	98,945	98,914	103,452

Earnings per share – diluted	$0.37	$0.82	$0.72	$0.59
Weighted average shares outstanding — diluted	101,039	100,300	100,152	104,761
28. NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FIN 48, which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. We adopted FIN 48 effective July 1, 2007. Please see Note 14 for a discussion of the adoption of FIN 48 and the impact on our financial condition and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We expect to adopt SFAS 157, except for this deferral, in our fiscal year beginning July 1, 2008. We are currently assessing the impact that the adoption of SFAS 157 will have on our financial statement disclosures. We have not yet determined the impact, if any, that SFAS 157 will have on our results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We expect to adopt SFAS 159 in our fiscal year beginning July 1, 2008. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer accounts for business combinations. SFAS 141(R) includes guidance for recognizing and measuring the assets acquired, liabilities assumed, and any noncontrolling or minority interests in an acquisition. SFAS 141(R) applies prospectively and will become effective for business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact, if any, that SFAS 141(R) will have on our financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133 as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the impact, if any, that SFAS 161 will have on our financial statements disclosures.
29. SUBSEQUENT EVENTS
In July 2008, we completed the sale of our bindery business in our Government segment for approximately $9 million. We believe the bindery business is not strategic to our ongoing operations. Revenues for the bindery business were approximately $14.3 million, $13.1 million and $13.2 million for fiscal years 2008, 2007 and 2006, respectively. Operating income for the bindery business was $3.4 million, $3 million and $3 million for fiscal years 2008, 2007 and 2006, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2008. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were operating effectively as of June 30, 2008.
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
As discussed in Note 5 to the Consolidated Financial Statements, in January 2008 we acquired Syan Holdings Limited (“Syan”). We have excluded the Syan business from the scope of our assessment of our internal control over financial reporting as of June 30, 2008. The Syan business’ total revenues and total assets represent .5% and 1.5%, respectively of the related consolidated financial statement amounts as of and for the year ended June 30, 2008.
Also as discussed in Note 5 to the Consolidated Financial Statements, in February 2008, we completed the acquisition of sds business services GmbH (“sds”). We have excluded the sds business from the scope of our assessment of our internal control over financial reporting as of June 30, 2008. The sds business’ total revenues and total assets represent .2% and 1.5%, respectively of the related consolidated financial statement amounts as of and for the year ended June 30, 2008.
Management has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission . Based on this evaluation, management has concluded that, as of June 30, 2008, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of June 30, 2008, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Their report appears under Item 8.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ending June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

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
PART IV
ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS
(a) Financial Statements
The following Consolidated Financial Statements of Affiliated Computer Services, Inc. and Subsidiaries are included in Part II, Item 8:
(b) Exhibits
Reference is made to the Index to Exhibits beginning on page 110 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized representative.

Affiliated Computer Services, Inc.
Date: August 28, 2008	By:	/s/ Kevin Kyser
Kevin Kyser
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of August 2008.

Signature	Title

/s/ Darwin Deason (Darwin Deason)	Director, Chairman of the Board

/s/ Lynn R. Blodgett	Director, President and Chief Executive Officer
(Lynn R. Blodgett)

/s/ Kevin Kyser	Executive Vice President and Chief Financial Officer
(Kevin Kyser)

/s/ Laura Rossi	Senior Vice President and Chief Accounting Officer
(Laura Rossi)

/s/ Kurt Krauss	Director
(Kurt Krauss)

/s/ Ted Miller	Director
(Ted Miller)

/s/ Frank Varasano	Director
(Frank Varasano)

/s/ Paul E. Sullivan	Director
(Paul E. Sullivan)

/s/ Robert Druskin	Director
(Robert Druskin)

Index to Exhibits

Exhibit
Number	Exhibit Name
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

3.3
Certificate of Elimination of the Series A Cumulative Redeemable Preferred Stock of Affiliated Computer Services, Inc. dated August 20, 2001 (filed as Exhibit 4.3 to our Registration Statement on Form S-8, File No. 333-42385, filed June 13, 2007 and incorporated herein by reference).

3.4
Bylaws of Affiliated Computer Services, Inc., as amended and in effect on August 21, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed August 27, 2008 and incorporated herein by reference).

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

9.1
Voting Agreement, as amended December 7, 2007, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 99.1 to our Current Report on Form 8-K filed December 10, 2007 and incorporated herein by reference).

10.1†	1997 Stock Incentive Plan of the Company (filed as Appendix D to our Joint Proxy Statement on Schedule 14A, filed November 14, 1997 and incorporated herein by reference).

10.2†
Amendment No.1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004 (filed as Exhibit 4.6 to our Registration Statement on Form S-8, filed December 6, 2005 and incorporated herein by reference).

10.3†	2007 Equity Incentive Plan of the Company (filed as Appendix C to our Proxy Statement on Schedule 14A, filed April 30, 2007 and incorporated herein by reference).

10.4†	Form of Directors Indemnification Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 5, 2008 and incorporated herein by reference).

10.5†
Form of Change in Control Agreement, dated as of June 9, 2008 (June 6, 2008, in the case of Ann Vezina), by and between Affiliated Computer Services, Inc. and each of Tom Burlin, Kevin Kyser, Tom Blodgett and Ann Vezina (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.6†
Change in Control Agreement, dated as of June 9, 2008, by and between Affiliated Computer Services, Inc. and John Rexford (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.7†
Supplemental Executive Retirement Agreement, dated as of December 15, 1998, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed September 29, 1999 and incorporated herein by reference).

10.8†
Amendment to Supplemental Executive Retirement Agreement, dated as of November 13, 2003, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

10.9†
Amendment No. 2 to Supplemental Executive Retirement Agreement, dated as of June 30, 2005, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2005 and incorporated herein by reference).

10.10†
Amended and Restated Executive Employment Agreement, effective as of May 1, 2008, by and between Affiliated Computer Services, Inc. and Lynn Blodgett (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

Index to Exhibits

Exhibit
Number	Exhibit Name

10.11†
Employment Agreement, as amended December 7, 2007, between the Company and Darwin Deason (filed as Exhibit 99.2 to our Current Report on Form 8-K, filed December 10, 2007 and incorporated herein by reference).

10.12†
Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2004 and incorporated herein by reference).

10.13†
Affiliated Computer Services, Inc. Executive Benefit Plan, effective as of January 1, 2002, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.14†	Form of Stock Option Agreement (filed as Exhibit 10.17 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.15†	Form of Stock Option Agreement (UK grant) (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.16†	Form of Stock Option Agreement (Switzerland, Canton of Fribourg) (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed May 16, 2006 and incorporated herein by reference.

10.17†
Form of Stock Option Agreement (Switzerland, Cantons of Aargau, Basel-Landschaft, Bern & Zurich) (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed May 16, 2006 and incorporated herein by reference.

10.18†	1997 Stock Incentive Plan for Employees in France (filed as Exhibit 10.35 to our Annual Report on Form 10-K filed January 23, 2007 and incorporated herein by reference.)

10.19†	Form of Stock Option Agreement (France) (filed as Exhibit 10.36 to our Annual Report on Form 10-K filed January 23, 2007 and incorporated herein by reference.)

10.20†*	Form of Stock Option Agreement (Canada, other than Quebec)

10.21†*	Form of Stock Option Agreement (Quebec)

10.22†*	Form of Stock Option Agreement (Germany)

10.23†
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

10.25
Amendment No. 1 to Credit Agreement dated as of March 30, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.24 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.26
Amendment No. 2 to Credit Agreement dated as of July 6, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

Index to Exhibits

Exhibit
Number	Exhibit Name
10.27
Amendment No. 3, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September 28, 2006 and incorporated herein by reference).

10.28
Amendment No. 4, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 22, 2006 and incorporated herein by reference).

10.29
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

10.35
Confirmation Deed, dated as of July 6, 2006, by and among the entities listed on the Schedule thereto and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.36	Engagement Letter between Rich Capital, LLC and Affiliated Computer Services, Inc. dated June 9, 2006 (filed as Exhibit 10.1 on Form 8-K, filed June 12, 2006 and incorporated herein by reference).

10.37
Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Mark A. King (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

10.38
Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Warren D. Edwards (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

21.1*	Subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Value Incorporated.

Index to Exhibits

Exhibit
Number	Exhibit Name
31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

*	Filed herewith

†	Management contract or compensation plan or arrangement