Form 10-K/A
period 2008-06-30
AFFILIATED COMPUTER SERVICES INC
filed 2008-10-24
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
Mark One

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 6, 2008, 90,951,472 shares of Class A common stock and 6,599,372 shares of Class B common stock were outstanding. The aggregate market value of the Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of the last business day of the second quarter of fiscal year 2008 approximated $3,941,016,506.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A to the Affiliated Computer Services, Inc. (“we,” “our,” “us,” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2008 (the “Original Filing”) is being filed to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III of the Original Filing that was to be incorporated by reference from the information contained in the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of the Stockholders, to be filed with the Securities and Exchange Commission (“SEC”). Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, or modify or update in any way disclosures contained in the Original Filing.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
Directors
     The following table lists, as of October 10, 2008, the name and principal occupation of each director and the year in which each such person was first elected as a director.

		Served as
		Director
Name	Principal Occupation	Since
Darwin Deason	Chairman of the Board of Directors	1988
Lynn R. Blodgett	President and Chief Executive Officer	2005
Robert Druskin	Investor	2008
Kurt R. Krauss	Investor/Managing Member of Sachem Investments, LLC	2007
Ted B. Miller Jr.	Investor	2007
Paul E. Sullivan	Member, Frost Brown Todd, LLC	2008
Frank Varasano	Investor	2007
Business Experience of each Director
     Set forth below is certain information with respect to each of the directors.
     Darwin Deason, age 68, has served as our Chairman of the Board of Directors since our formation in 1988. Mr. Deason also served as Chief Executive Officer from our formation until February 1999. Prior to our formation, Mr. Deason spent 20 years with MTech Corp., a data processing subsidiary of MCorp, a bank holding corporation based in Dallas, Texas, serving as MTech’s Chief Executive Officer and Chairman of the Board of Directors from 1978 until April 1988, and also serving on the boards of various subsidiaries of MTech and MCorp.
     Lynn R. Blodgett, age 54, has served as President and Chief Executive Officer since November 2006 and has served as a director since September 2005. Mr. Blodgett previously served as Executive Vice President and Chief Operating Officer from September 2005 to November 2006. Prior to that time he had served as Executive Vice President and Group President — Commercial Solutions since July 1999. From March 1990 until July 1999 Mr. Blodgett served as President of ACS Business Process Solutions, Inc. (formerly Unibase Technologies, Inc., an entity that we acquired in 1996).
     Robert Druskin, age 61, has served as a director since March 2008. From December 2006 to December 2007, Mr. Druskin served as Chief Operating Officer of Citigroup and a member of its Office of the Chairman. He was also a member of the Citi Business Heads, Operating, and Management committees. From April 1996 to August 1997 he served as head of Asset Management and the Futures Division. In August 1997, he returned to the position of Chief Administrative Officer and in September 2000 he became Chief Operations and Technology Officer for Citigroup. From August 2002 through December 2003, he was the President and Chief Operating Officer of Citi Markets & Banking and from December 2003 to

December 2006 served as Chief Executive Officer of that business. Prior to Citigroup, Mr. Druskin worked at Smith Barney, which he joined in 1991 as Chief Administrative Officer. Before joining Smith Barney, Mr. Druskin was the Chief Financial Officer of Shearson Lehman Brothers Inc. and Shearson Lehman Brothers Holdings Inc. and a member of its Executive Committee. Mr. Druskin is a member of the Board of Directors of E*Trade Financial Corporation. Mr. Druskin serves on the Rutgers Board of Trustees, the Board of Overseers for the Rutgers University Foundation. Additionally, he is a Trustee of the NYU Downtown Hospital, and is on the Board of Directors of the United Negro College Fund. Mr. Druskin received his B.A. from Rutgers University.
     Kurt R. Krauss, age 58, has served as a director since November 2007. From 1978 to 1992, Mr. Krauss was a partner with Booz Allen Hamilton. He also served on the firm’s Board of Directors. From 1992 to 1997, Mr. Krauss was Managing Partner of the Mead Point Group, a management consulting firm which he founded with offices in Greenwich, Connecticut, and London, England. From 1997 to 2000, he served as Chief Financial Officer of Burson-Marsteller, a leading global public relations and public affairs firm. Currently, Mr. Krauss is the Managing Member of Sachem Investments LLC, an investment company he founded in 2001. Mr. Krauss has served on the Boards of Directors of Zila, Inc., Loudeye Corporation and several not-for-profit organizations. Mr. Krauss received a Master of Science in Industrial Administration from Carnegie-Mellon University and a Bachelor of Arts in Mathematics from Heidelberg College.
     Ted B. Miller Jr., age 57, has served as a director since November 2007. From 1996 to 2001, Mr. Miller was the Chief Executive Officer of Crown Castle International Corp., a wireless communications company he founded in 1995 which grew from start up to a multi-billion market capitalization. He was Chairman of the Crown Castle Board of Directors from 1999 to 2002. Prior to founding Crown Castle, Mr. Miller was involved in the commercial real estate development, management and brokerage business and various investments, including the media business as an original licensee of Blockbuster Video. Mr. Miller is currently Managing Director of Imperium International LLC and President of 4M Investments LLC, both international private investment companies. He is currently the Chairman and majority shareholder of M7 Aerospace LP, an internationally diversified privately held aerospace service, manufacturing and technology company. He is also Vice Chairman and majority shareholder of Intercomp Technologies LLC, a privately held payroll outsourcing company with operations in Europe. Mr. Miller received a Juris Doctor from Louisiana State University and a Bachelor of Business Administration from the University of Texas.
     Paul E. Sullivan, age 64, has served as a director since February 2008. Mr. Sullivan is a member of the law firm of Frost Brown Todd, LLC in Lexington, Kentucky. He has practiced law for over 35 years and has a substantial legal practice in complex corporate transactions and commercial litigation within the banking, manufacturing and minerals extraction industries. From 1975 to 1981, Mr. Sullivan practiced in his own law firm in Lexington, Kentucky, which he merged with Brown Todd & Heyburn, predecessor to Frost Brown Todd, in 1981. Prior to that time, Mr. Sullivan served as General Counsel to the Kentucky Department of Banking and Securities and as General Counsel to the Department of Labor for the State of Kentucky. Mr. Sullivan serves on the Board of Directors for the Central Bank and Trust Company (one of the largest Kentucky based banks). In addition to serving as a director, Mr. Sullivan has served on the Bank’s audit, trust (chairman) and compensation committees. Mr. Sullivan also serves on the boards of Central Bancshares, Inc., the holding company for the Bank and Central Bank, FSB, an affiliate savings bank. Mr. Sullivan received both a Juris Doctor and a Bachelor of Arts from the University of Kentucky.
     Frank Varasano, age 62, has served as a director since November 2007. From 1999 to 2001, Mr. Varasano served as Executive Vice President of Oracle Corporation. Prior to that, Mr. Varasano held several senior management positions during his 26-year tenure at Booz Allen Hamilton. As a Senior Vice President he led Booz Allen Hamilton’s largest practice (Engineering and Manufacturing), largest office (New York) and largest regional profit center (United States). He also served on the firm’s Board of Directors and Executive Committee. Currently, Mr. Varasano is Chief Executive Officer of a start-up company he founded. From 2005 to 2006, Mr. Varasano served as a director of Loudeye Corporation, serving on the Compensation Committee and the Special Committee that led the analysis and review of the sale of Loudeye to Nokia. Mr. Varasano holds a Masters in Business Administration from Harvard Business School and a Bachelor of Science degree from the United States Naval Academy. He also served as an officer aboard the USS Patrick Henry, a nuclear submarine.
     Except as set forth above, none of the above directors holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of the Securities Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.
Executive Officers
     In addition to Messrs. Deason and Blodgett, the following were executive officers as of October 10, 2008:

Name	Position with the Company
Tom Burlin	Executive Vice President and Chief Operating Officer
Kevin Kyser	Executive Vice President and Chief Financial Officer
John Rexford	Executive Vice President — Corporate Development
Tom Blodgett	Executive Vice President and Group President — Business Process Solutions
Joseph Doherty	Executive Vice President and Group President — Government Solutions
Michael Huerta	Executive Vice President and Group President — Government Transport Solutions
Derrell James	Executive Vice President and Group President — IT Outsourcing Solutions
Ann Vezina	Executive Vice President and Group President — Commercial Solutions
Tas Panos	Executive Vice President, Corporate Secretary and General Counsel
Laura Rossi	Senior Vice President and Chief Accounting Officer
Lora Villarreal	Executive Vice President and Chief People Officer
Business Experience of each Executive Officer
     Other than Messrs. Deason and Blodgett, who are directors and whose business experience has been previously summarized in this document, the following is a summary of the business experience of our executive officers:
     Tom Burlin, age 50, has served as Executive Vice President and Chief Operating Officer since May 2007. Prior to that date, Mr. Burlin served as Executive Vice President and Chief Operating Officer — Government Solutions Group from December 2006 to May 2007, and as Executive Vice President and Group President — Government Solutions from June 2005 to December 2006. From July 1979 to May 2005, Mr. Burlin was employed by International Business Machines Corporation, most recently as their General Manager and Partner — U.S. Federal and Global Government.
     Kevin Kyser, age 41, has served as Executive Vice President and Chief Financial Officer since September 2007. Prior to that time Mr. Kyser served as Executive Vice President, Finance and Accounting from March 2007 to September 2007, Senior Vice President, Chief Financial Officer - Commercial Solutions from April 2006 to March 2007, Senior Vice President, Investor Relations from September 2001 to April 2006 and as Vice President, Corporate Controller from April 1997 to September 2001. In addition to six years of experience in the oilfield services industry, Mr. Kyser served for approximately three years on the audit staff of KPMG LLP.
     John Rexford, age 51, has served as Executive Vice President, Corporate Development since March, 2001. Mr. Rexford served as a director from November 2006 to November 2007. From November 2006 to September 2007 he also served as Executive Vice President and Chief Financial Officer. Prior to March, 2001, Mr. Rexford served as a Senior Vice President in our mergers and acquisitions area beginning November, 1996. For the period from November 1986 until November 1996, Mr. Rexford served in various capacities with Citicorp North America, Inc.
     Tom Blodgett, age 55, has served as Executive Vice President and Group President — Business Process Solutions since May 2007. Prior to that time, Mr. Blodgett served as President and Managing Director of our Business Process Solutions Group from July 1998 to May 2007 and as Vice President of ACS Business Process Solutions, Inc. from 1992 to July 1998. Mr. Blodgett was previously with the sales and marketing team of Siemens Nixdorf Information Systems.
     Joseph Doherty, age 48, has served as Executive Vice President and Group President — Government Solutions since July, 2008. From March, 1998 until July, 2008, Mr. Doherty served as President, Americas Outsourcing, for Computer Sciences Corporation, a global consulting, systems integration and outsourcing company. Prior to joining Computer Services Corporation, Mr. Doherty had a 20-year career with the U.S. Navy.
     Michael Huerta, age 51, has served as Executive Vice President and Group President — Government Transport Solutions since April, 2008. From 2002 until April, 2008, Mr. Huerta served in various managing capacities within our organization. Prior to 2002, Mr. Huerta was an executive with the Salt Lake Organizing Committee for the Olympic Winter Games of 2002 and served in two senior positions at the U.S. Department of Transportation.
     Derrell James, age 46, has served as Executive Vice President and Group President — IT Outsourcing Solutions since April, 2008. From October, 2006 to April, 2008, Mr. James served in various managing capacities within our organization, including serving as Senior Managing Director of ACS’ Information Technology Outsourcing (ITO) Solutions in the Commercial Solutions Group. Prior to October, 2006, he served in various management positions at EMC Corporation, including Senior Vice President of Technology Solutions.

     Ann Vezina, age 45, has served as Executive Vice President and Group President — Commercial Solutions since May 2007. Prior to that date, Ms. Vezina served as Executive Vice President and Chief Operating Officer — Commercial Solutions Group from December 2006 to May 2007, as Executive Vice President and Group President — Commercial Solutions from March 2006 to December 2006, and as Managing Director, Business Process Solutions from May 2003 to March 2006. From July 1985 until May 2003, Ms. Vezina served in various capacities with Electronic Data Systems and was a Client Sales Manager at the time she departed EDS in May 2003.
     Tas Panos, age 52, has served as Executive Vice President, Corporate Secretary and General Counsel since January 2008. From May 2002 until January 2008, Mr. Panos served in various managing capacities within our legal department, most recently as Senior Vice President and Group Counsel. From June 1985 to May 2002, Mr. Panos was in private law practice.
     Laura Rossi, age 44, has served as Senior Vice President and Chief Accounting Officer since February 2008. From October, 2001 through February 2008, she served as Corporate Controller for the Company. Prior to joining the Company in November 2000, Ms. Rossi held various positions with Bristol Hotels & Resorts and Southmark Corporation.
     Lora J. Villarreal, Ph.D., age 64, has served as Executive Vice President and Chief People Officer since May 2007. Prior to that date, Ms. Villarreal served as Senior Vice President and Chief People Officer from May 1998 to May 2007. Ms. Villarreal has served in several capacities in her more than 20 years of experience in human resources, including as Vice President at Transamerica Real Estate Information Companies and First Data Resources, Inc.
Corporate Governance
     Director Independence
     On February 3, 2004, our Board of Directors restated our Director Independence Standards to be consistent with the independence standards set forth in Section 303A.02 of the New York Stock Exchange (“NYSE”) Listing Standards. The Board of Directors has made an affirmative determination that Messrs. Druskin, Krauss, Miller, Sullivan and Varasano are independent and have no material relationship with the Company. The Director Independence Standards can be located on our web site at www.acs-inc.com under the “Investor Relations” and “Corporate Governance” captions.
     Audit Committee
     Until November 21, 2007 our Audit Committee consisted of three independent directors (Messrs. Frank A. Rossi (Chairman), Dennis McCuistion and Robert B. Holland, III). On November 21, 2007, Messrs. Rossi, McCuistion and Holland and the other independent directors resigned from the Board of Directors, and Messrs. Krauss, Miller, Varasano and Richard W. Spears were appointed to the Board of Directors. On November 25, 2007, the Board of Directors appointed Messrs. Krauss (Chairman), Miller and Spears to the Audit Committee. On January 5, 2008, Mr. Spears passed away. On February 23, 2008, Mr. Sullivan was appointed as a director and our Audit Committee was reconstituted to consist of Messrs. Krauss (Chairman), Miller and Sullivan. On March 19, 2008, Mr. Druskin was appointed as a director and our Audit Committee was reconstituted to consist of Messrs. Krauss (Chairman), Miller and Druskin. All of the aforementioned Audit Committee members are independent as defined in the NYSE listing standards. Upon consideration of the attributes of an audit committee financial expert as set forth in Section 407(d) of Regulation S-K promulgated by the SEC, the Board of Directors determined that Mr. Krauss (i) possessed those attributes, which were gained through his experience as summarized in this Item 10 under the caption “Directors” and he was designated as the Audit Committee Financial Expert and (ii) is independent, as defined in the NYSE listing standards.
Stockholder and Interested Party Communications
     Stockholders and other interested parties may communicate with any member of the Board of Directors, including in their capacities as members of committees of the Board of Directors, or in the alternative, with the non-management directors as a group by submitting an e-mail to director@acs-inc.com or by sending a written communication to: ACS Board of Directors, Affiliated Computer Services, Inc., c/o ACS Ethics Office, 2828 N. Haskell, Bldg 1, 9th Floor, Dallas, Texas 75204. Stockholders and other interested parties may also call toll free and leave a message for the Board of Directors, the presiding director or the non-management directors at (800) 443-1946.

Code of Conduct
     We are dedicated to earning the trust of our clients and investors and our actions are guided by the principles of honesty, trustworthiness, integrity, dependability and respect. Our Board of Directors has adopted a Code of Ethical Business Conduct that applies to all employees and directors and a Code of Ethics for Senior Financial Officers that applies to designated financial and accounting officers, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Both of these codes are posted on our web site at www.acs-inc.com under the captions “Investor Relations” and “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for Senior Financial Officers, if any, by posting such information on our web site at www.acs-inc.com under the captions “Investor Relations” and “Corporate Governance.” Our Code of Ethical Business Conduct and our Code of Ethics for Senior Financial Officers are also available free of charge to any stockholder upon written request to 2828 North Haskell Avenue, Dallas, Texas 75204, Attention: Tas Panos, Corporate Secretary.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock held by such persons within a specified period of time. These persons are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and without further inquiry, all required forms for fiscal year 2008 were filed on time except as indicated in the remainder of this paragraph. The Company filed Forms 3 on April 24, 2008 for James Derrell and Michael Huerta related to their appointment as executive officers on April 1, 2008. The Company also filed Forms 4 for James Derrell and Michael Huerta on July 9, 2008 for the grant of 50,000 options each on May 22, 2008. In addition, the Company filed a Form 4 for Darwin Deason on June 16, 2008 related to his transfer of 20,000 shares on November 21, 2007 and his reacquisition of those shares on May 14, 2008 and filed a Form 4 for Paul Sullivan on February 29, 2008 for the grant of 50,000 options on February 23, 2008.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Program and Philosophy
     Our general compensation philosophy is that total compensation should vary based on our achievement of defined financial and non-financial goals and objectives, both individual and corporate. The Company’s compensation structure centers around a “pay for performance” philosophy. Base salaries for our managers are generally maintained at a level below the market median, but managers have the opportunity to receive bonuses if their individual performance and the performance of their business unit meet certain goals, which if full bonuses are earned, results in their total compensation exceeding the market median. This philosophy applies more generally to all of our officers and senior management personnel, with the level of variability and the proportionate amount of bonus compensation increasing as the employee’s level of responsibility increases. Each executive officer’s bonus is based on our achievement of defined financial goals and objectives, based only on consolidated corporate results. Our named executive officers for fiscal year 2008 (the “named executive officers”) were Darwin Deason, Chairman of the Board of Directors; Lynn Blodgett, President and Chief Executive Officer; Tom Burlin, Executive Vice President and Chief Operating Officer; John Rexford, Executive Vice President, Corporate Development (and our Executive Vice President and Chief Financial Officer from November 2006 to September 2007), Kevin Kyser, Executive Vice President and Chief Financial Officer (from September 2007) and Tom Blodgett, Executive Vice President and Group President- Business Process Solutions.
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
Comparative Review
     Our executive compensation program is intended to provide our named executive officers with overall levels of compensation that are competitive within the business process and information technology outsourcing industry, as well as within a broader spectrum of companies of similar size and complexity. In fiscal year 2008, our President and Chief Executive Officer, Lynn Blodgett reviewed compensation and bonus information for the Company’s executive officers other than himself and submitted compensation recommendations to Mr. Deason and the Compensation Committee. In addition, please refer to the discussion in the section entitled “Certain Executive Arrangements” below.
     In setting executive compensation for fiscal year 2008, the Compensation Committee relied on information provided by Mercer Human Resource Consulting with respect to the compensation of the chief executive officer, chief operating officer and chief financial officer of our outsourcing peers, who were selected without regard to revenue or market capitalization. The companies included in the outsourcing peer group were Accenture Ltd., Automatic Data Processing, Inc., Computer Sciences Corporation, Convergys Corporation, DST Systems, Inc., Electronic Data Systems Corporation, First Data Corporation, Fiserv, Inc., Hewitt Associates, Inc., Sabre Holdings Corporation, Perot Systems Corporation and Unisys Corporation. The peer group comparison was also used by Mr. Deason to make recommendations to the Compensation Committee for fiscal year 2008 executive compensation. The Compensation Committee used the comparative peer group information in considering and approving the recommendation of Mr. Deason.
     Based on the information provided by Mercer Human Resource Consulting, the compensation paid to our Chief Executive Officer, Mr. Blodgett, and our Chief Operating Officer, Mr. Burlin, in fiscal year 2008 was between the median and 75th percentile for companies in our outsourcing peer group. The compensation paid in fiscal year 2007 to our Chief Financial Officer, who at the time of the study was Mr. Rexford, was above the top 75th percentile for companies in our outsourcing peer group. Mr. Rexford’s compensation was greater than that of most of the other chief financial officers because a portion of his compensation was attributable to commission based payments related to mergers and acquisitions activity in connection with his ongoing role in our corporate development efforts.
Elements of Compensation
     There are six major elements that comprise our compensation program for certain of our executive officers, including our named executive officers: (i) base salary; (ii) annual incentive opportunities, such as bonuses; (iii) long-term incentives — our stock incentive plans; (iv) generally available benefit programs; (v) executive perquisites; and (vi) change of control agreements. ACS has selected these elements because each is considered useful and necessary to meet one or more of the principal objectives of our compensation policy. For example, base salaries and bonus target percentages are set with the goal of attracting employees and adequately compensating and rewarding employees on a day-to-day basis for the time spent and the services they perform, while our equity programs are geared toward providing an incentive and reward for the achievement of long-term business objectives and retaining key talent. The Compensation Committee believes that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the objectives of our compensation program.
     Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executives of public companies with the exception of certain “performance-based” compensation. Our goal is to structure as many components of our executive officers’ compensation as possible to qualify as “performance-based” to the extent doing so is in the best interests of the Company and our stockholders. However, certain forms and amounts of compensation may exceed the $1 million deduction limitation from year to year. Based on the rapidly changing nature of the industry, as well as the continued competitive market for outstanding leadership talent, the Compensation Committee believes it is appropriate and competitive to provide adequate compensation, even though it may not be fully tax-deductible.
     The Compensation Committee reviews our compensation program on an annual basis, including each of the above elements. Retirement benefits for Mr. Deason are reviewed from time to time to ensure that benefit levels remain competitive but are not included in the annual determination of his compensation package. In setting compensation levels for a particular executive, the Compensation Committee takes into consideration the proposed compensation package as a whole and each element individually, as well as our stock ownership guidelines and the executive’s past and expected future contributions to our business.

• Base Salaries
     Each executive officer’s base salary is reviewed at least annually and is subject to adjustment on the basis of individual, corporate and, in some instances, business unit performance. The Compensation Committee considers competitive, inflationary and market survey considerations, as well as salaries for comparable positions. As discussed in the section entitled “Comparative Review” above, we utilized a report prepared by Mercer Human Resource Consulting in determining base salaries for selected executive officers for fiscal years 2008 and 2009. Other factors in determining any adjustment of base salary include consideration of relative levels of responsibility, amount of business experience and future potential. Our Chief Executive Officer also provides a recommendation regarding the compensation for executive officers other than himself. In addition, please refer to the discussion in the section entitled “Certain Executive Arrangements” below.
     At a meeting of our Compensation Committee in August 2008, the salaries for our current named executive officers for fiscal year 2009 were approved. Mr. Deason’s base salary under his employment agreement increased from $924,158 to $1,017,437, Mr. Lynn Blodgett’s base salary increased from $750,000 to $850,000, Mr. Burlin’s base salary increased from $500,000 to $600,000, Mr. Rexford’s base salary increased from $500,000 to $515,000, Mr. Kyser’s base salary increased from $330,000 to $430,000 and Mr. Tom Blodgett’s base salary increased from $425,000 to $465,000. Based on information provided by Mercer Human Resource Consulting, the fiscal year 2009 base salaries paid to our Chief Executive Officer, Mr. Lynn Blodgett, our Chief Operating Officer, Mr. Burlin, and our Chief Financial Officer, Mr. Kyser, was below the median for these positions for companies in our outsourcing peer group and consistent with the Company’s compensation philosophy for base salaries.
• Incentive Bonus
     Fiscal Year 2008 Bonus Plan
     Approximately seven hundred (700) of our officers and other senior management personnel were participants in our Fiscal Year 2008 Bonus Plan (the “FY08 Bonus Plan”) at the end of that fiscal year, including all of our named executive officers and certain other officers who were not named executive officers. Certain additional employees received discretionary bonus payments from the FY08 Bonus Plan.
     Performance goals were established for groups as follows:

Consolidated ACS	The Consolidated ACS performance goals are established to ensure that certain consolidated corporate criteria are met before bonuses are paid. The percentage of achievement against the performance goals is multiplied by the percentage of achievement of the ACS Corporate or Business Unit performance goals, as applicable.

ACS Corporate	The bonus of each of the executive officers is determined based on the achievement of performance goals in this group.

Business Unit	The business unit calculation is determined by the achievement of performance goals for each business segment — Commercial Solutions and Government Solutions.
     The performance goals established for each group are equally weighted in determining the achievement of performance goals. The performance goals for the FY08 Bonus Plan were: revenue growth, growth in earnings before interest and taxes; and a cash flow metric (determined as earnings before interest, taxes, depreciation and amortization, plus non-operating (income) expense (excluding intercompany interest), plus equity compensation expense per SFAS 123(R), less such unusual items such as gain or loss on divestiture, plus/minus capital expenditures and additions to intangible assets (per the cash flow statement), plus/minus changes in accounts receivables and unearned revenue (per the cash flow statement)). ACS Corporate includes all of the above performance goals in addition to growth in consolidated earnings per share. Our named executive officers had no individual bonus goals and are evaluated under the ACS Corporate performance goals.
     No bonuses would have been payable if the Company’s growth in consolidated earnings before interest and taxes was less than 4% and no bonuses would have been payable to business unit participants in the FY08 Bonus Plan if that particular business unit’s growth in earnings before interest and taxes was less than 5%. The FY08 Bonus Plan performance goals were approved by the Compensation Committee.

     For executive officers, the FY08 Bonus Plan required the exclusion of items that it determined were unusual or one time events that were not indicative of the performance of the named executive officers for the year from the calculation of the financial metrics used to determine bonus achievement. Adjustments made to financial metrics in one fiscal year are carried forward to the next fiscal year to determine bonus achievement for that next fiscal year. Most metrics are based on growth from the prior year results. Since the FY08 Bonus Plan allows, and in some cases requires, adjustments to actual results to determine the current year bonus achievement, we subsequently make these same adjustments when setting the baseline used for the subsequent year growth metrics.
     In fiscal year 2008, the operating income was adjusted to exclude certain unusual items, principally certain legal costs related to the ongoing stock option investigations and potential sale of the Company and the shareholder derivative lawsuits and the and divestiture-related gains on sale.
     We have not disclosed target levels with respect to specific quantitative or qualitative performance-related factors considered by the Compensation Committee because disclosure of the specific performance goals would give our competitors information that could be leveraged for competitive advantage which would result in competitive harm to the Company. The maximum bonus that any executive officer received for the fiscal year 2008 under the FY08 Bonus Plan was $1,117,656. The Compensation Committee certified the achievement of the performance goals before the bonuses were paid. We believe that the target levels of performance are generally difficult to achieve and the likelihood of attaining the goals is not assured. For instance, in fiscal year 2008, executive officers earned from 0% to approximately 50% of the maximum bonus under the FY08 Bonus Plan.
     In August 2008, the Committee and Board of Directors established a Senior Executive Annual Incentive Plan, which is expected to be presented to stockholders for their approval at our fiscal year 2008 Annual Meeting of Stockholders, as well as a Fiscal Year 2009 Management Bonus Plan. We intend for the two plans to, in general, have similar ACS Corporate performance goals.
•Long Term Incentives — Our Stock Incentive Plans
     We provide long-term incentive compensation through awards of stock options that generally vest over multiple years. Our equity compensation program is intended to align the interests of the participants, including our named executive officers, with those of our stockholders by creating an incentive for our named executive officers to maximize stockholder value. The equity compensation program also is designed to encourage our named executive officers to remain employed with ACS despite a very competitive labor market.
     We granted stock options to our named executive officers in fiscal year 2008 under our 2007 Equity Incentive Plan. All proposed stock option grants to employees, including executive officers, are considered and, if deemed acceptable to the Compensation Committee, approved at a formal meeting of the Compensation Committee. Under the Company’s stock option grant policy adopted on May 25, 2006 and revised on January 22, 2007 (hereafter, our “Stock Option Grant Policy”), among other things: (i) a formal meeting to approve option grants to employees is held on August 15th of each year; (ii) a formal meeting to approve option grants to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition are to usually be held on the day prior to or the day of our regularly scheduled quarterly Board of Directors meeting; (iii) the date of the formal meeting at which a grant is approved is the option grant date; and (iv) the exercise price for each approved grant will not be less than the fair market value of a share of the Company’s Class A common stock on the date of grant which shall be determined by reference to the closing price for such stock on such date on the NYSE; provided that if a grant is made on a date when the NYSE is closed, then the fair market value of a share of the Company’s Class A common stock on the date of grant shall be determined by reference to the closing price for such stock on the last day prior to the stock option grant date on which the NYSE was open for trading activities.
     On August 15, 2007, the Compensation Committee granted the following number of options to the named executive officers under the 2007 Equity Incentive Plan (with those options having a forfeiture provision in case a change in control occurred within six months after grant), with the understanding that no grants would likely be made to the named executive officers in 2008: 400,000 options to Lynn Blodgett; 150,000 options to John Rexford; 200,000 to Tom Burlin and 150,000 to each of Kevin Kyser and Tom Blodgett. On August 15, 2008, the Compensation Committee granted no options to the named executive officers under the 2007 Equity Incentive Plan.
•Generally Available Benefit Programs

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
Retirement Benefits
     To assist our employees in accumulating funds for retirement (or for other purposes permitted by our plans) we provide our employees, including our named executive officers, the opportunity to participate in the ACS Savings Plan and the ACS Supplemental Savings Plan. For a description of these two plans, please see the section entitled “Retirement Benefits” below. While a small number of our non-executive employees may participate in pension or defined benefit plans, we offer the ACS Savings Plan and the ACS Supplemental Savings Plan in lieu of pension or defined benefit plans to our general employee base, including our named executive officers. In addition, please refer to the discussion in the section entitled “Certain Executive Arrangements” below.
Mr. Deason’s Supplemental Executive Retirement Agreement and Employment Agreement
     In recognition of his efforts on behalf of the Company and his determination to position the Company for future growth, in fiscal year 1999 we entered into a Supplemental Executive Retirement Agreement and an employment agreement with our Chairman, Darwin Deason. A description of the Supplemental Executive Retirement Agreement, including amounts payable to Mr. Deason under the agreement, is set forth in the section entitled “Mr. Deason’s Supplemental Executive Retirement Agreement” below. A description of Mr. Deason’s employment agreement, as amended in fiscal year 2008, including amounts payable to Mr. Deason under the agreement, is set forth in the sections entitled “Mr. Deason’s Amended Employment Agreement” below and “Post-Termination Benefits — Mr. Deason’s Amended Employment Agreement” below.
•Perquisites
     The Compensation Committee reviews and approves any perquisites offered to executives. The Company offers the Executive Benefit Plan to promote the health and well-being of our executives, maximize the value of the compensation provided by the Company and minimize the time that executives spend managing personal affairs so that they may devote their full attention to Company business. While the Compensation Committee does not consider perquisites to be a significant component of executive compensation, it recognizes that such perquisites are an important factor in attracting and retaining talented executives. A description of the Executive Benefit Plan and other perquisites offered to our executive officers are set forth in the section entitled “Perquisites” below.
•Termination of Employment and Change of Control Benefits
     In fiscal year 2008, all of our named executive officers had written change of control or employment agreements for benefits that were due to them upon a change of control. In addition, please refer to the discussion in the section entitled “Certain Executive Arrangements” below.
     We believe that these change of control benefits are important to our ability to recruit executive officers. We also believe these benefits allow us to retain executives during times of unforeseen events when the executive’s future is uncertain, but continued employment of the executives may be necessary for the Company.
     Additional information regarding the change of control payments and severance benefits payable to our named executive officers, including estimates of the amounts payable under such agreements assuming a change of control or termination as of June 30, 2008, is set forth in the section entitled “Post Termination Benefits” below.
Stock Ownership Guidelines
     On April 19, 2007 the Board of Directors revised the Company’s guidelines for stock ownership by the Company’s directors and executive officers, which were originally adopted by the Board of Directors in September 2003. The Board of Directors may evaluate whether exceptions should be made to the guidelines for any director or executive officer and may from time to time change such guidelines.
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
     All of our executive officers either hold shares and vested options in sufficient number to comply with the minimum ownership requirements of the revised policy or are expected to acquire a sufficient number to comply with the minimum ownership requirements when they would be subject to the revised policy. Our independent directors currently subject to the guidelines have not yet completed three years of service and therefore are not yet subject to the minimum requirements of the revised policy.
Report of the Compensation Committee
The Compensation Committee reviewed and discussed with management of the Company the foregoing Compensation Discussion and Analysis. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this document.
Compensation Committee
TED B. MILLER JR.*(CHAIRMAN)
PAUL E. SULLIVAN*
FRANK VARASANO*
Notwithstanding any statement in any of our filings with the SEC that might incorporate part or all of any future filings with the SEC by reference, including this document, the foregoing Report of the Compensation Committee is not incorporated by reference into any such filings.

* Each of Messrs. Miller and Varasano has served as a member of the Compensation Committee since November 25, 2007. Mr. Sullivan has served as a member of the Compensation Committee since March 19, 2008. Messrs. Miller, Sullivan and Varasano were not involved in and did not participate in any decision of the Compensation Committee prior to the date that they joined the Compensation Committee.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2008 AND 2007
     The following table shows compensation information for our 2008 and 2007 fiscal years for our named executive officers:

							Change in
							Pension
							Value and
							Non-
							qualified
							Deferred
						Non-Equity	Compensat	All
Name				Stock	Option	Incentive Plan	ion	Other
And		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Principal Position	Year	($)	($)	($)(1)	($)(2)	($)(3)	($)	($)		($)
Darwin Deason	2008	$923,911	—	—	$102,411 (4)	$1,772,856	$(122,911)	$312,233	(6)	$2,988,500
Chairman of the	2007	916,053	—	—	2,048,835 (4)	1,835,468	952,710 (5)	219,033	(6)	5,972,099
Board
Lynn Blodgett	2008	750,000	—	—	2,647,985	1,127,025	—	209,144	(7)	4,734,154
President & Chief	2007	695,769	—	—	1,767,183	1,200,000	—	29,985	(7)	3,692,937
Executive Officer
Kevin Kyser	2008	321,922	—	—	617,339	292,677	—	27,714	(8)	1,259,652
Executive Vice
President and Chief Financial	2007	253,060	—	—	140,347	286,000	—	6,287	(8)	685,694
Officer (starting September 18, 2007)
John Rexford	2008	500,000	—	—	1,128,992	459,608		22,579	(9)	2,111,179
Executive Vice	2007	429,108	—	—	796,062	600,000	—	291,419	(9)	2,116,589
President, Corporate Development (Executive Vice President and Chief Financial Officer until September 18, 2007)
Tom Burlin	2008	500,000	—	—	968,079	464,813	—	58,307	(10)	1,991,199
Executive Vice	2007	420,913	—	—	542,306	600,000	—	25,454	(10)	1,588,673
President and Chief Operating Officer
Tom Blodgett	2008	425,000	—	—	895,340	404,626		26,648	(11)	1,751,614
Executive Vice	2007	338,066	—	—	504,294	277,478	—	2,447	(11)	1,122,285
President and Group President—Business Process Solutions

(1)	We did not grant any stock awards to our named executive officers during fiscal year 2008 or 2007.

(2)	The amount shown for each executive officer is the compensation cost recognized in our financial statements for fiscal year 2008 or 2007, as applicable, related to outstanding grants of stock options to each named executive officer to the extent we recognized compensation expense in such fiscal year for such awards in accordance with the provisions of SFAS 123(R). All of Mr. Deason’s outstanding option grants were related to prior years. For a discussion of valuation assumptions used in the SFAS 123(R) calculations, see Note 2 of the Notes to our Consolidated Financial Statements included in our Original Filing. We did not grant any stock appreciation rights to our named executive officers during fiscal year 2008 or 2007.

(3)	The amounts shown for 2008 were earned under our FY08 Bonus Plan or were paid to the named executive officers in connection with the Company’s agreement to pay them the difference between the original option grant price and the grant price on the revised measurement date, if applicable, when the Company re-priced all or a portion of their outstanding option grants to avoid adverse tax consequences to individual option holders, with the named executive officers receiving these cash reimbursements for the option grant price amendments: Mr. Deason, $655,200; Mr. Lynn Blodgett, $401,398; Mr. Kyser, $53,220; Mr. Rexford, $96,796; Mr. Burlin, $102,000 and Mr. Tom Blodgett, $82,408. For a discussion of the option grant price amendments, see Note 20 of the Notes to our Consolidated Financial Statements included in the Original Filing. For a description of the FY08 Bonus Plan, please see the section entitled

“Compensation Discussion & Analysis — Incentive Bonus” below. The amounts shown for 2007 were earned under our FY07 Bonus Plan or our Special Executive FY07 Bonus Plan.

(4)	As discussed in the section entitled “Certain Executive Arrangements” below, stock option grants were made to Mr. Deason to fund his Supplemental Executive Retirement Agreement. The Company recognized $0 and $1,159,005 of compensation costs in our financial statements for fiscal years 2008 and 2007, respectively, in accordance with the provisions of SFAS 123(R) related to the stock option grants made to fund the Supplemental Executive Retirement Agreement of Mr. Deason. That compensation cost is excluded from the compensation cost reflected in the Option Awards column.

(5)	We estimate that our obligation with respect to Mr. Deason under his Supplemental Executive Retirement Agreement decreased from $9,120,998 on June 30, 2007 to $8,998,087 on June 30, 2008.

(6)	Represents $112,921 and $102,110 in non-business use of corporate aircraft calculated or based on the incremental cost to the Company in fiscal year 2008 and 2007, respectively, $4,604 and $5,228 in auto expense in fiscal year 2008 and 2007, respectively, $8,367 and $9,002 in group life insurance for fiscal year 2008 and 2007, respectively, $52,607 and $4,799 in tax and estate planning services for fiscal year 2008 and 2007, respectively, $127,346 and $86,219 in accounting and administrative services for fiscal year 2008 and 2007, respectively and $6,388 and $11,675 in medical costs under the Executive Medical Plan for 2008 and 2007, respectively. We maintain an overall security program for Mr. Deason due to business-related security concerns. Mr. Deason is provided with security systems and equipment as well as security advice and personal protection services. The cost of these systems and services are incurred as a result of business-related concerns and are not maintained as perquisites or otherwise for the personal benefit of Mr. Deason. As a result, we have not included such costs in the “All Other Compensation” column. We expended $480,698 in fiscal year 2008 and $423,011 in fiscal year 2007 for such security advice and personal protection services. With regard to the personal protection services, other executive officers and members of our Board of Directors receive the incidental benefit of these services when attending a meeting or other function at which Mr. Deason is also present; such incidental benefit has not been calculated or allocated for purposes of this table.

(7)	Represents $9,210 and $1,402 in non-business use of corporate aircraft calculated or based on the incremental cost to the Company in fiscal year 2008 and 2007, respectively, $1,932 and $1,555 in group life insurance for fiscal year 2008 and 2007, respectively, $6,989 and $6,988 in long term disability insurance for fiscal year 2008 and 2007, respectively, $7,898 and $20,040 in medical costs under the Executive Medical Plan for fiscal year 2008 and 2007, respectively, $160,406 in relocation costs for fiscal year 2008, $2,875 and $0 in matching ACS Savings Plan contributions for fiscal year 2008 and 2007, respectively, $7,500 and $0 in tax and estate planning services for fiscal year 2008 and 2007, respectively and $12,334 and $0 in awards in fiscal year 2008 and 2007, respectively.

(8)	Represents $293 and $192 in group life insurance in fiscal year 2008 and 2007, respectively, $5,410 and $0 in long term disability insurance in fiscal year 2008 and 2007, respectively, $4,211 and $3,609 in matching ACS Savings Plan contributions in fiscal year 2008 and 2007, respectively, $7,061 and $2,486 in medical costs under the Executive Medical Plan in fiscal year 2008 and 2007, respectively, and $10,739 and $0 in awards in fiscal year 2008 and 2007, respectively.

(9)	Represents $1,242 and $860 in group life insurance for fiscal year 2008 and 2007, respectively, $7,824 and $8,844 in long term disability insurance for fiscal year 2008 and 2007, respectively, $4,125 and $6,230 in matching ACS Savings Plan contributions for 2008 and 2007, respectively, $7,243 and $7,638 in medical costs under the Executive Medical Plan for fiscal year 2008 and 2007, respectively, $1,000 and $0 in tax and estate planning services for fiscal year 2008 and 2007, respectively, $1,145 and $0 in awards for fiscal year 2008 and 2007, respectively, and $0 and $267,847 in commission payments related to mergers and acquisitions activity for fiscal year 2008 and 2007, respectively. A part of Mr. Rexford’s compensation in fiscal year 2007 was tied to commission payments for closed mergers and acquisitions based on a target percentage related to revenue acquired by the Company in such transactions.

(10)	Represents $1,242 and $913 in group life insurance in fiscal year 2008 and 2007, respectively, $5,463 and $24,541 in medical costs under the Executive Medical Plan in fiscal year 2008 and 2007, respectively, $1,840 and $0 in matching ACS Saving Plans contributions in fiscal year 2008 and 2007, respectively, $1,165 and $0 in awards in fiscal year 2008 and 2007, respectively, $5,964 and $0 in long term disability insurance in fiscal year 2008 and 2007, respectively, and $42,633 of relocation costs in fiscal year 2008.

(11)	Represents $1,485 and $961 in group life insurance in fiscal year 2008 and 2007, respectively, $3,624 and $0 in medical costs under the Executive Medical Plan in fiscal year 2008 and 2007, respectively, $1,765 and $1,486 in matching ACS

Saving Plans contributions in fiscal year 2008 and 2007, respectively, $9,808 and $0 in awards in fiscal year 2008 and 2007, respectively, $7,466 and $0 in long term disability insurance in fiscal year 2008 and 2007, respectively, and $2,500 in tax planning services for fiscal year 2008.
Grants of Plan-Based Awards
     The following table shows all plan-based awards granted to our named executive officers during fiscal year 2008, which ended on June 30, 2008.
Grants of Plan-Based Awards
For Fiscal Year 2008

								All
								Other	All Other
								Stock	Option	Exercise	Grant
		Estimated Future Payouts			Estimated Future Payouts			Awards:	Awards:	or Base	Date Fair
		Under Non-Equity Incentive Plan			Under Equity Incentive Plan			Number	Number of	Price of	Value of
		Awards (1)			Awards			of Shares	Securities	Option	Stock and
		Thres-						of Stock	Underlying	Awards	Option
	Grant	hold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	share)	($) (2)
Darwin Deason	9/24/07	—	—	$2,310,395	—	—	—	—	—	—	—
Lynn Blodgett	7/9/07	—	—	—	—	—	—	—	60,000	$59.13	$889,168
	8/15/07	—	—	—	—	—	—	—	400,000	50.29	4,950,153
	9/24/07	—	—	1,500,000	—	—	—
John Rexford	7/9/07	—	—	—	—	—	—	—	25,000	59.13	370,487
	8/15/07	—	—	—	—	—	—	—	150,000	50.29	1,856,307
	9/24/07	—	—	750,000	—	—	—	—
Tom Burlin	8/15/07	—	—	—	—	—	—	—	200,000	50.29	2,475,076
	9/24/07	—	—	750,000	—	—	—	—
Kevin Kyser	8/15/07	—	—	—	—	—	—	—	150,000	50.29	1,856,307
	9/24/07	—	—	495,000	—	—	—	—
Tom Blodgett	8/15/07								150,000	50.29	1,856,307
	9/24/07			637,500

(1)	Amounts shown represent the maximum awards that could be earned by our named executive officers under the FY08 Bonus Plan for fiscal year 2008. Actual bonuses paid under this plan for fiscal year 2008 are shown in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column.

(2)	The value of an option award is based on the fair value as of the grant date of such award determined pursuant to SFAS 123(R). The exercise price for each option grant is 100% of the fair market value of a share of the Company’s Class A common stock on the date of grant which was determined by reference to the closing price for the stock on the grant date on the NYSE. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of the Company’s common stock at such date in the future when the option is exercised. These options were granted under our 2007 Stock Incentive Plan and generally vest and become exercisable 20% on each of the first five anniversary dates of the grant date.
     For a description of our stock plans, see Note 2 of the Notes to our Consolidated Financial Statements included in the Original Filing.

Retirement Benefits
     ACS Savings Plan. The ACS Savings Plan is a defined contribution plan with a 401(k) feature. We currently match 25% of the first 6% of eligible compensation that an employee contributes to the ACS Savings Plan per year. The contributions to the plan are made by us for each of our executive officers on the same terms as applicable to all other employees. Contributions to the plan cannot be made after an employee earns $225,000 in earnings during the year. A participant becomes 50% vested in the ACS match portion of his or her contribution to the ACS Savings Plan after the participant completes two years of service, and becomes 100% vested in the ACS match portion of his or her contribution to the ACS Savings Plan after the participant completes three years of service or, if earlier, the participant becomes disabled or dies, or in the case of a termination of the ACS Savings Plan. If a participant’s service terminates before he or she is vested, the participant will forfeit the unvested portion of the ACS match and any earnings thereon. Employees who are defined as Highly Compensated Employees (“HCE”) in accordance with the Internal Revenue Service guidelines may be “capped” annually at a specified deferral rate. The cap for calendar years 2007 and 2008 was 5% of eligible earnings. This “cap” will be determined annually based on the results of the ACS Savings Plan’s discrimination testing. Contributions to the plan are capped at $15,500 per year.
     ACS Supplemental Savings Plan. Under our ACS Supplemental Savings Plan, HCEs of ACS, including our named executive officers, are permitted to defer receipt of up to 85% of their base salary, bonus and/or commissions. We match 25% of the first 1% of eligible compensation that an employee contributes to the ACS Supplemental Savings Plan per year if he or she is enrolled in the ACS Savings Plan, described above, and his or her contributions to the ACS Savings Plan are “capped” by the Company.
Perquisites
     We offer the Executive Benefit Plan to promote the health and well-being of our executives, including our named executive officers. The Executive Benefit Plan consists of the following components:
•	Executive Medical Plan. Under the Executive Medical Plan, which is a fully insured plan of up to $25,000 per participant, normal and customary medical, dental and vision care costs for executives and their immediate family members are paid by us. We do not pay non-medically necessary costs, such as cosmetic surgery. If costs paid by the Company exceed $25,000 or relate to services or supplies considered experimental, investigational or under clinical investigation, then the medical expenses that exceed the $25,000, along with any expenses for experimental, investigational or under clinical investigation services or supplies, are imputed as income to the executive.

•	Executive Long-Term Disability Plan. Certain of our executive officers are eligible to participate in our Executive Long-Term Disability Plan which provides additional long-term disability coverage through age 65 for certain of our executive officers in addition to the standard policy provided to each of our employees.

•	Prescription Benefit. Paid prescription coverage up to 100% for our executive officers and their immediate family members.

•	Annual Physical Examination. Reimbursement of up to $1,000 annually for any physical examination for the executive officer, and up to $500 annually for any physical examination for the executive officer’s spouse, performed by a designated physician or other licensed physician of their choice.

•	Estate Planning Services. Our executive officers receive a benefit of up to $25,000 for initial estate planning services and up to $10,000 per annum for subsequent services.

•	Income Tax Preparation. Each of our executive officers may be reimbursed, up to $1,000 per annum, for income tax preparation services for preparation of their income tax returns.
     Additionally, we pay the annual dues for club memberships for a limited number of executive officers, including Darwin Deason, Lynn Blodgett, Tom Burlin and John Rexford. The memberships are intended to be used primarily for business purposes, although the applicable executive officers may use the club for personal purposes. Executive officers are required to pay all costs related to their personal use of the club.

Equity Compensation Plan Information
     The following table summarizes certain information related to our stock option and employee stock purchase plans for the fiscal year ended June 30, 2008.
Outstanding Equity Awards at Fiscal 2008 Year-End

		Option Awards						Stock Awards
										Equity
				Equity					Equity	Incentive Plan
				Incentive				Market	Incentive Plan	Awards:
				Plan				Value of	Awards:	Market or
				Awards:				Shares or	Number of	Payout Value
	Number of	Number of		Number of			Number of	Units of	Unearned	of Unearned
	Securities	Securities		Securities			Shares or	Stock	Shares, Units	Shares, Units
	Underlying	Underlying		Underlying			Units of	That	or Other	or Other
	Unexercised	Unexercised		Unexercised	Option	Option	Stock That	Have Not	Rights That	Rights that
	Options (#)	Options (#)		Unearned	Exercise	Expiration	Have Not	Vested	Have Not	Have Not
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date	Vested (#)	($)	Vested (#)	Vested ($)
Darwin Deason	240,000	—		—	$35.75	07/23/12	—	—	—	—
	360,000	—		—	37.57	07/23/12	—	—	—	—
Lynn Blodgett	800	—		—	44.87	9/26/11	—	—	—	—
	30,000	—		—	35.75	7/23/12	—	—	—	—
	45,000	—		—	37.57	7/23/12	—	—	—	—
	80,000	20,000	(1)	—	44.10	8/11/13	—	—	—	—
	60,000	40,000	(2)	—	51.90	7/30/14	—	—	—	—
	120,000	80,000	(3)	—	50.25	3/18/15	—	—	—	—
	28,000	112,000	(4)	—	49.55	12/9/16	—	—	—	—
	—	60,000	(5)	—	59.13	7/9/17	—	—	—	—
	—	400,000	(6)	—	50.29	8/15/17	—	—	—	—
John Rexford	40,000	10,000	(7)	—	44.10	8/11/13	—	—	—	—
	15,000	10,000	(8)	—	51.90	7/30/14	—	—	—	—
	60,000	40,000	(9)	—	50.25	3/18/15	—	—	—	—
	15,000	60,000	(10)	—	49.55	12/9/16	—	—	—	—
	—	25,000	(11)	—	59.13	7/9/17	—	—	—	—
	—	150,000	(12)	—	50.29	8/15/17	—	—	—	—
Tom Burlin	60,000	40,000	(13)	—	51.83	6/13/15	—	—	—	—
	20,000	80,000	(14)	—	49.55	12/9/16	—	—	—	—
	—	200,000	(15)	—	50.29	8/15/17	—	—	—	—
Kevin Kyser	2,000	—		—	35.75	7/23/12	—	—	—	—
	3,000	—		—	37.57	7/23/12	—	—	—	—

		Option Awards						Stock Awards
										Equity
				Equity					Equity	Incentive Plan
				Incentive				Market	Incentive Plan	Awards:
				Plan				Value of	Awards:	Market or
				Awards:				Shares or	Number of	Payout Value
	Number of	Number of		Number of			Number of	Units of	Unearned	of Unearned
	Securities	Securities		Securities			Shares or	Stock	Shares, Units	Shares, Units
	Underlying	Underlying		Underlying			Units of	That	or Other	or Other
	Unexercised	Unexercised		Unexercised	Option	Option	Stock That	Have Not	Rights That	Rights that
	Options (#)	Options (#)		Unearned	Exercise	Expiration	Have Not	Vested	Have Not	Have Not
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date	Vested (#)	($)	Vested (#)	Vested ($)
	1,500	—		—	43.00	7/21/13	—	—	—	—
	4,500	1,500	(16)	—	44.10	7/21/13	—	—	—	—
	4,500	3,000	(17)	—	51.90	7/30/14	—	—	—	—
	2,000	3,000	(18)	—	52.99	9/13/15	—	—	—	—
	5,000	20,000	(19)	—	49.62	8/15/16	—	—	—	—
	10,000	40,000	(20)	—	59.13	6/14/17	—	—	—	—
	—	150,000	(21)	—	50.29	8/15/17	—	—	—	—
Tom Blodgett	8,800	—			44.87	9/26/11
	8,000	—			37.57	7/23/12
	8,000	4,000	(22)		44.10	7/21/13
	8,000	8,000	(23)		51.90	7/30/14
	60,000	40,000	(24)		50.25	3/18/15
	10,000	40,000	(25)		59.13	6/14/17
	—	150,000	(26)		50.29	8/15/17

(1)	This option was granted on August 11, 2003. 20,000 shares became exercisable on August 11, 2008. All of the options listed would, to the extent not otherwise exercisable, be accelerated and become fully exercisable upon the occurrence of a “change of control” (as defined in the applicable plan).

(2)	This option was granted on July 30, 2004. 20,000 shares became exercisable on July 30, 2008. Assuming continued employment with the Company, 20,000 shares will become exercisable on July 30, 2009.

(3)	This option was granted on March 18, 2005. 40,000 shares became exercisable on March 18, 2008. Assuming continued employment with the Company, 40,000 shares will become exercisable on March 18 of each of 2009 and 2010.

(4)	This option was granted on December 9, 2006. 28,000 shares became exercisable on December 9, 2007. Assuming continued employment with the Company, 28,000 shares will become exercisable on December 9 of each of 2008, 2009, 2010 and 2011.

(5)	This option was granted on July 9, 2007. 12,000 shares became exercisable on July 9, 2008. Assuming continued employment with the Company, 12,000 shares will become exercisable on July 9 of each of 2009, 2010, 2011 and 2012.

(6)	This option was granted on August 15, 2007. 80,000 shares became exercisable on August 15, 2008. Assuming continued employment with the Company, 80,000 shares will become exercisable on August 15 of each of 2009, 2010, 2011 and 2012.

(7)	This option was granted on August 11, 2003. 10,000 shares became exercisable on August 11, 2008.

(8)	This option was granted on July 30, 2004. 5,000 shares became exercisable on July 30, 2008. Assuming continued employment with the Company, 5,000 shares will become exercisable on July 30, 2009.

(9)	This option was granted on March 18, 2005. 20,000 shares became exercisable on March 18, 2008. Assuming continued employment with the Company, 20,000 shares will become exercisable on March 18 of each of 2009 and 2010.

(10)	This option was granted on December 9, 2006. 15,000 shares became exercisable on December 9, 2007. Assuming continued employment with the Company, 15,000 shares will become exercisable on December 9 of each of 2008, 2009, 2010 and 2011.

(11)	This option was granted on July 9, 2007. 5,000 shares became exercisable on July 9, 2008. Assuming continued employment with the Company, 5,000 shares will become exercisable on July 9 of each of 2009, 2010, 2011 and 2012.

(12)	This option was granted on August 15, 2007. 30,000 shares became exercisable on August 15, 2008. Assuming continued employment with the Company, 30,000 shares will become exercisable on August 15 of each of 2009, 2010, 2011 and 2012.

(13)	This option was granted on June 13, 2005. 20,000 shares became exercisable on June 13, 2008. Assuming continued employment with the Company, 20,000 shares will become exercisable on June 13 of each of 2009 and 2010.

(14)	This option was granted on December 9, 2006. 20,000 shares became exercisable on December 9, 2007. Assuming continued employment with the Company, 20,000 shares will become exercisable on December 9 of each of 2008, 2009, 2010 and 2011.

(15)	This option was granted on August 15, 2007. 40,000 shares became exercisable on August 15, 2008. Assuming continued employment with the Company, 40,000 shares will become exercisable on August 15 of each of 2009, 2010, 2011 and 2012.

(16)	This option was granted on July 21, 2003. 1,500 shares became exercisable on July 21, 2008.

(17)	This option was granted on July 30, 2004. 1,500 shares became exercisable on July 30, 2008. Assuming continued employment with the Company, the remaining 1,500 shares will become exercisable on July 30, 2009.

(18)	This option was granted on September 13, 2005. 1,000 shares became exercisable on September 13, 2008. Assuming continued employment with the Company, 1,000 shares will become exercisable on September 13 of each of 2009 and 2010.

(19)	This option was granted on August 15, 2006. 5,000 shares became exercisable on August 15, 2008. Assuming continued employment with the Company, 5,000 shares will become exercisable on August 15 of each of 2009, 2010 and 2011.

(20)	This option was granted on June 14, 2007. 10,000 shares became exercisable on June 14, 2008. Assuming continued employment with the Company, 10,000 shares will become exercisable on June 14 of each of 2009, 2010, 2011 and 2012.

(21)	This option was granted on August 15, 2007. 30,000 shares became exercisable on August 15, 2008. Assuming continued employment with the Company, 30,000 shares will become exercisable on August 15 of each of 2009, 2010, 2011 and 2012.

(22)	This option was granted on July 21, 2003. 4,000 shares became exercisable on July 21, 2008.

(23)	This option was granted on July 30, 2004. 4,000 shares became exercisable on July 30, 2008. Assuming continued employment with the Company, the remaining 4,000 shares will become exercisable on July 30, 2009.

(24)	This option was granted on March 18, 2005. 20,000 shares became exercisable on March 18, 2008. Assuming continued employment with the Company, 20,000 shares will become exercisable on March 18 of each of 2009 and 2010.

(25)	This option was granted on June 14, 2007. 10,000 shares became exercisable on June 14, 2008. Assuming continued employment with the Company, 10,000 shares will become exercisable on June 14 of each of 2009, 2010, 2011 and 2012.

(26)	This option was granted on August 15, 2007. 30,000 shares became exercisable on August 15, 2008. Assuming continued employment with the Company, 30,000 shares will become exercisable on August 15 of each of 2009, 2010, 2011 and 2012.
Equity Awards to fund Mr. Deason’s Supplemental Executive Retirement Agreement
     As discussed in the section entitled “Certain Executive Arrangements” below, option grants were made to Mr. Deason to fund his Supplemental Executive Retirement Agreement, with the vesting and exercise dates matching the funding dates under the Supplemental Executive Retirement Agreement. For additional information regarding Mr. Deason’s option grant that was exercised in October 2008, please see the section entitled “Certain Executive Arrangements” below. The following table shows all outstanding equity awards made for that purpose as of June 30, 2008.

		Option Awards						Stock Awards
Equity
			Equity						Equity	Incentive Plan
			Incentive					Market	Incentive Plan	Awards:
			Plan					Value of	Awards:	Market or
			Awards:					Shares or	Number of	Payout Value
	Number of	Number of	Number of				Number of	Units of	Unearned	of Unearned
	Securities	Securities	Securities				Shares or	Stock	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying				Units of	That	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option		Stock That	Have Not	Rights That	Rights that
	Options (#)	Options (#)	Unearned	Exercise	Expiration		Have Not	Vested	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date		Vested (#)	($)	Vested (#)	Vested ($)
Darwin Deason	150,000	—	—	$11.53125	10/8/08	(1)(2)	—	—	—	—
	—	300,000	—	44.10	8/11/13	(3)	—	—	—	—

(1)	For additional information regarding the expiration of this option, please see the section entitled “Certain Executive Arrangements” below.

(2)	This option was fully vested and exercisable as of June 30, 2007 and was exercised in full on October 2, 2008.

(3)	This option will fully vest in connection with the termination of Mr. Deason’s employment with the Company under the following circumstances: early or normal retirement, change of control of the Company, disability, death, or other reasons involving a resignation by Mr. Deason.
Option Exercises and Stock Vested as of June 30, 2008
     The following table shows the number of employee stock options exercised and the gross value realized by the named executive officers during fiscal year 2008. The dollar value reflects the total pre-tax value realized by such officers (the Company’s stock price at exercise minus the option’s exercise price), not the grant-date fair value or recognized compensation expense disclosed elsewhere in this document. Value from these option exercises was only realized to the extent our stock price increased relative to the stock price at grant (exercise price). The options exercised were granted to the named executive officers during 2000 and thereafter. Consequently, the value realized by the executives upon exercise of the options was actually earned over a period of up to seven years.

	OPTION AWARDS		STOCK AWARDS
			Number of
	Number of	Value	Shares	Value
	Shares	Realized	Acquired	Realized
	Acquired	on	on	on
	on Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
Darwin Deason	0	0	—	—
Lynn Blodgett	171,200	$4,176,712	—	—
John Rexford	80,000	$1,959,861	—	—
Tom Burlin	0	0	—	—
Kevin Kyser	15,000	$349,065	—	—
Tom Blodgett	0	0	—	—
     The Company did not issue any stock awards to our named executive officers during fiscal year 2008.
Pension Benefits
     The table below shows benefits payable to Mr. Deason under his Supplemental Executive Retirement Agreement as of June 30, 2008. ACS’s other executive officers received no benefits in fiscal year 2008 from the Company under any defined benefit pension plans.

		Number of	Present Value of
		Years Credited	Accumulated	Payments During
		Service	Benefit	Last Fiscal Year
Name	Plan Name	(#)	($)	($)
Darwin Deason	Supplemental Executive Retirement Agreement	8 (1)	$8,998,087	0

(1)	Service credits were achieved beginning on the effective date of the Supplemental Executive Retirement Agreement on December 1, 1998 through May 2005 at which point Mr. Deason’s supplemental retirement benefit was capped at 56% of his final average compensation pursuant to the terms of the Supplemental Executive Retirement Agreement. Additional service since May 2005 will not increase Mr. Deason’s benefit other than with respect to the calculation of his final average compensation under the Supplemental Executive Retirement Agreement.
Non-qualified Deferred Compensation
     Certain of our named executive officers participate in a non-qualified deferred compensation plan, the ACS Supplemental Savings Plan. Under our ACS Supplemental Savings Plan, HCEs of ACS, including our named executive officers, are permitted to defer receipt of up to 85% of their base salary, bonus and/or commissions. We match 25% of the first 1% of eligible compensation per year that an employee contributes if he or she is enrolled in the ACS Savings Plan and his or her contributions to the ACS Savings Plan are “capped” by the Company.
     The following table shows certain information for the named executive officers under the ACS Supplemental Savings Plan.
Non-qualified Deferred Compensation
For Fiscal Year 2008

				Aggregate
		Registrant	Aggregate	Withdrawals/
	Executive	Contributions	Earnings in	Distributions
	Contributions in	in Fiscal Year	Fiscal Year	In Fiscal Year	Aggregate
	Fiscal Year 2008	2008	2008	2008	Balance at
Name	($)	($)	($)	($)	June 30, 2008($)
Darwin Deason	—	—	—	—	—
Lynn Blodgett	—	—	—	—	—
John Rexford	$25,000 (1)	$1,250 (2)	$(9,923)	—	$93,821
Tom Burlin	—	—	—	—	—
Kevin Kyser	155,606 (1)	805 (2)	(13,329)	—	376,131
Tom Blodgett	97,996 (1)	—	(21,442)	—	384,995

(1)	The amount of Mr. Rexford’s, Mr. Kyser’s and Mr. Tom Blodgett’s contribution consists of deferred salary earned in fiscal year 2008. These amounts are included in the Salary column of the Summary Compensation Table. In fiscal year 2007, Mr. Rexford’s contributed $25,002 of deferred salary and that amount was included in the Salary column of the Summary Compensation Table for that fiscal year.

(2)	Amount of the Company’s matching contribution.
Post Termination Benefits
Change of Control Agreements
     In fiscal year 2008, Lynn Blodgett, Tom Burlin, John Rexford, Kevin Kyser and Tom Blodgett had written change of control agreements for benefits that were due to them upon a change of control. As discussed in the section entitled “Certain Executive Arrangements — Mr. Lynn Blodgett’s Amended and Restated Employment Agreement”, Mr. Lynn Blodgett’s change of control agreement has subsequently been replaced by his amended and restated employment agreement, effective as of May 1, 2008. As a result, Mr. Lynn Blodgett’s benefits under his change of control agreement ceased to apply upon the adoption of his employment agreement. However, we have included a description of the change of control agreement since it was in place during much of fiscal year 2008. The change in control agreements for certain of the other executive officers remain in effect.
     As defined in each of the change of control agreements, a change of control occurs if: (i) we undergo a consolidation or merger in which we are not the surviving company or in which our common stock is converted into cash, securities or other property such that holders of our common stock do not have the same proportionate ownership of the surviving company’s common stock as they held of our common stock prior to the merger or consolidation; (ii) we sell, lease or transfer all or substantially all of our assets to a company in which we own less than 80% of the outstanding voting securities; (iii) we adopt or implement a plan or proposal for our liquidation; (iv) a person or entity (other than one or more trusts established by us for the benefit of our employees or a person or entity that holds 15% or more of our outstanding common stock on the date the particular change of control agreement was entered into) becomes the beneficial owner of 51% or more of our outstanding common stock; or (v) during any period of 24 consecutive months there is a turnover of a majority of the Board of Directors. Excluded from the determination of the turnover of directors are: (i) those directors who are replaced by new directors who are approved by a vote of at least a majority of the directors (continuing director) who have been a member of the Board of Directors before the date specified in each respective change of control agreement, (ii) a member of the Board of Directors who succeeds an otherwise continuing director and who was elected, or nominated for election by our stockholders, by a majority of the continuing directors then still in office, and (iii) any director elected, or nominated for election by our stockholders to fill any vacancy or newly created directorship by a majority of the continuing directors still in office. Each named executive officer listed above is entitled to receive the severance benefit described below upon consummation of any change of control event.
     Each of the change of control agreements provide for cash benefits payable to the executive as well as certain non cash benefits that the Company will be responsible for providing in the event of a change in control.
     Each of Mr. Burlin’s, Mr. Kyser’s, Mr. Rexford’s and Mr. Tom Blodgett’s current change of control benefits include a lump sum payment equal to (a) three times the sum of (i) the executive’s per annum base salary, plus (ii) the executive’s bonus for the preceding fiscal year (or if employed for less than one year, the bonus the executive officer would have received if employed for all of the preceding fiscal year), plus (b) the executive’s target bonus for the then-current fiscal year, pro rated to reflect the number of days the executive was employed by us in that fiscal year.
     Mr. Rexford’s change of control benefits during the fiscal year ending June 30, 2008 included a lump sum payment, equal to (a) three times the sum of (i) the executive’s per annum base salary, plus (ii) the sum of (y) the amount paid to the executive under his commission arrangement with the Company from December 1, 2006 through June 30, 2007, plus (z) the bonus the executive earned under the Company’s Special Executive FY07 Bonus Plan (up to a maximum of $750,000), plus (b) the executive’s target bonus for the then-current fiscal year, pro rated to reflect the number of days the executive was employed by us in that fiscal year.
     Under the change of control agreements, we will also (a) pay accrued but unpaid compensation and deferred compensation; (b) continue to provide for up to three years following the executive’s termination of employment insurance benefits (medical, dental, life insurance, disability and accidental death and dismemberment) to the executive until the executive secures employment that provides replacement insurance and thereafter (subject to the three year limit) to the extent any new insurance the executive receives from a subsequent employer does not cover a pre-existing condition, (c) provide outplacement counseling assistance for one year; (d) maintain director’s and officer’s liability insurance on behalf of the executive, at the level in effect immediately prior to the change of control, for the five (5) year period following the change of control; and (e) credit the executive with three years of participation and age credit when determining any executive’s eligibility for post-retirement benefits under any welfare benefit plan.
     Each of these executives is also entitled to receive additional payments to compensate for the effect of excise taxes imposed under Section 4999 of the Internal Revenue Code and any interest or penalties associated with these excise taxes upon payments made by us for the benefit of the executive. Any excise tax gross up that may be owed by the Company to reimburse the executives for their actual excise tax liability would be determined based on the total change of control compensation, including, if applicable, the accelerated vesting of equity options held by the executives, and the amount of such options held at the change of control date, the exercise prices and vesting dates of each grant outstanding. Other significant variable factors which would affect the calculation of the excise tax gross up would be the actual change of control date, stock price paid upon the change of control, the determination of the future federal, state and local income tax rates applicable for the affected executives, and the actual terms and structure of the change of control transaction, such as valuation methodology for stock options, whether equity, stock and or options held by the executives may be cashed out, substituted for equity of the acquirer, substituted for options of the acquirer, or some combination of these.
     If an excise tax is incurred by an executive, the tax gross up amount payable by the Company in cash to the executive is determined by the following formula:
(Tentative excise tax before gross up)

divided by
(one less the sum of all tax rates applicable to the executive, such as excise tax rate(s), federal income tax rate, Medicare tax rate, social security tax rate (only if the executive has not already exceeded the maximum wage base for the year of the change of control), state income tax rate, and any local income tax rates (e.g., city, county or other local taxing jurisdiction)).
     Each of the change of control agreements may be terminated by us with one year advance written notice to the respective named executive officer; however, if a change of control is consummated prior to termination by us, these agreements will remain in effect for the time necessary to give effect to the terms of the agreements.
     In addition, please refer to the discussion in the section entitled “Certain Executive Arrangements” below.
Change of Control and Termination Payments
     Change of Control Benefits Payable at June 30, 2008
     The table below includes (i) the estimated amounts of cash compensation and the estimated value of non cash benefits per the terms of the employment and change of control agreements, as well as the Supplemental Executive Retirement Agreement for Mr. Deason; (ii) the estimated excise tax amounts based on the cash and non cash benefits and the values attributable to the accelerated vesting of stock options under Rev. Proc. 2003-68; and (iii) the vesting of unvested stock options, assuming a change of control on June 30, 2008 (and the closing price of $53.49 for the Class A shares on that date).

			Cash	Vesting of
			Payment	Unvested
	Cash Payment	Value of Non	for Tax	Stock
	(before Tax Gross	Cash Benefits ($)	Gross Up	Options	Total
Executive Officer	Up) ($)(a)	(b)	($)	($)	($)
Darwin Deason (c)	$27,728,217	$273,483	$12,985,234	$2,817,000	$43,803,934

Lynn Blodgett	6,604,473	203,157	—	2,231,880	9,039,510

Tom Burlin	3,693,240	268,491	1,895,941	1,021,600	6,879,272

John Rexford	3,936,944	281,145	—	955,800	5,173,889

Kevin Kyser	2,604,774	264,969	1,389,927	577,755	4,837,425

Tom Blodgett	2,897,850	267,399	—	659,880	3,825,129

Total	$47,465,498	$1,558,644	$16,271,102	$8,263,915	$73,559,159

(a)	The cash payment is principally composed of the base salary and bonus component, but also includes the cash payment for accrued but unpaid compensation, 401(k) deferred compensation and supplemental deferred compensation.

(b)	The non cash benefits include an estimate for director’s and officer’s liability insurance, continued insurance benefits and outplacement counseling.

(c)	Includes Supplemental Executive Retirement Agreement amount of $13,108,042 payable if a change of control occurred on June 30, 2008.
     Termination Benefits Payable at June 30, 2008 for Involuntary Termination Without Cause, Termination By the Executive for Good Reason or Termination of Agreement

     The table below includes (i) the estimated amount of cash compensation that would be paid to Mr. Deason under his Supplemental Executive Retirement Agreement (the “Agreement”), assuming that his employment terminated on June 30, 2008 for one of the following reasons: (a) normal or late retirement (as defined in the Agreement); (b) total and permanent disability (as defined in the Agreement); (c) death; (d) resignation for any reason not described in (a) through (c) or (e) termination by the Company for any reason other than cause (as defined in the Agreement); (ii) the estimated amount of cash compensation and the estimated value of non cash benefits per the terms of the employment agreement with Mr. Lynn Blodgett and the vesting of unvested stock options, assuming that his employment terminated on June 30, 2008, when the Company’s stock closing price was $53.49 for one of the following reasons: (e) involuntary termination without cause; (f) termination by Mr. Lynn Blodgett for “good reason” (as defined in his employment agreement) or (g) the termination of his agreement; and (iii) the estimated amount of cash compensation, for the other executive officers, assuming that their employment was terminated on June 30, 2008 as a result of a “qualifying termination” (as defined below).

			Vesting of
		Value of Non	Unvested
	Cash Payment	Cash Benefits ($)	Stock	Total
Executive Officer	($)	(d)	Options ($)	($)
Darwin Deason (a)	$ 13,108,042	—	—	$ 13,108,042

Lynn Blodgett (b)	6,604,473	203,157	2,231,880	9,039,510

Tom Burlin (c)	88,119	—	—	88,119

John Rexford (c)	370,285	—	—	370,285

Kevin Kyser (c)	580,779	—	—	580,779

Tom Blodgett(c)	549,929	—	—	549,929

Total	$ 21,301,627	$ 203,157	$ 2,231,880	$ 23,736,664

(a)	The cash payment is the Supplemental Executive Retirement Agreement amount of $13,108,042 payable if a termination occurred on June 30, 2008.

(b)	The cash payment is composed of (i) any accrued but unpaid compensation; (ii) three times the base salary and bonus paid for the prior year; (iii) 401(k) deferred compensation and supplemental deferred compensation.

(c)	The cash payment is composed of (i) amounts which could be received under the Company’s Supplemental Unemployment Pay Plan (the “Plan”) as described in the next sentence; and (ii) 401(k) deferred compensation (under the ACS Savings Plan) and supplemental deferred compensation. (under the ACS Supplemental Savings Plan). Under the Plan, full time US-based employees with at least one full year of service who are terminated because of a “qualifying termination” (as defined in the Plan) and who otherwise are not eligible for benefits upon the their termination of employment may receive two weeks of base pay (less any amounts from any state unemployment program for which the employee would be eligible) for each full year of service, subject to a maximum of ten weeks of base pay and their compliance with the conditions of the Plan. Messrs. Rexford, Kyser and Tom Blodgett would be eligible for ten weeks of base pay under the Plan and Mr. Burlin would be eligible for six weeks of base pay. These figures for the Plan assume no payments are received from any state unemployment program. In addition to payments under the Plan, Mr. Burlin, Mr. Rexford, Mr. Kyser and Mr. Tom Blodgett would be entitled to receive $30,427, $274,131, $517,317 and $468,198, respectively, in 401(k) deferred compensation under the ACS Savings Plan and supplemental deferred compensation under the ACS Supplemental Savings Plan upon termination. To the extent these executive officers are or were one of the named executive officers, their contributions to the ACS Savings Plan and the ACS Supplemental Savings Plan would be or would have been included in the Salary column of the Summary Compensation Table.

(d)	The non cash benefits include an estimate for director’s and officer’s liability insurance, continued insurance benefits and outplacement counseling.

     Termination Benefits Payable at June 30, 2008 for Involuntary Termination For Cause
     None of the named executive officers would have been entitled to any cash compensation (other than accrued but unpaid compensation and 401(k) deferred compensation under the ACS Savings Plan and supplemental deferred compensation under the ACS Supplemental Savings Plan) if they were terminated for cause on June 30, 2008. Assuming that this had occurred on June 30, 2008, the named executive officers would have been entitled to receive the following amounts: Mr. Deason, $35,545; Mr. Lynn Blodgett, $28,846; Mr. Burlin, $30,427; Mr.. Rexford, $274,131; Mr. Kyser, $517,317 and Mr. Tom Blodgett, $468,198. To the extent these executive officers are or were one of the named executive officers, their contributions to the ACS Savings Plan and the ACS Supplemental Savings Plan would be or would have been included in the Salary column of the Summary Compensation Table.
Equity Compensation Plan Information
     For a summary of certain information related to our stock option and employee stock purchase plans, please see Part II, Item 5 — “Market for our Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities” included in the Original Filing.
Compensation Committee Interlocks and Insider Participation
     During fiscal year 2007, the Compensation Committee was comprised solely of independent directors: Messrs. O’Neill, Kosberg and Holland (Mr. Holland was appointed to the Committee in January 2007). On November 21, 2007, Messrs. O’Neill, Kosberg and Holland resigned from the Board of Directors. On November 25, 2007 the Board of Directors appointed Messrs. Miller (Chairman), Krauss and Varasano to the Compensation Committee. On March 19, 2008, the Compensation Committee was reconstituted to consist of Messrs. Miller (Chairman), Sullivan and Varasano. No member of our Compensation Committee during fiscal year 2008, or currently, was an employee or officer or former employee or officer of the Company or any of its subsidiaries or had any interest in a transaction or relationship requiring disclosure under Item 404 of Regulation S-K promulgated by the SEC during fiscal year 2007. None of our executive officers served on the Board of Directors or on the compensation committee of any other entity, for which any executive officers of such other entity served either on our Board of Directors or on our Compensation Committee. For information on insider participation, see the section entitled “Certain Relationships and Related Transactions” below.
Director Compensation
For Fiscal Year 2008
     The following table shows compensation information for our current non-employee directors for fiscal year 2008.

					Change in
					Pension
					Value and
				Non-Equity	Non-qualified
	Fees Earned	Stock	Option	Incentive Plan	Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	Cash ($)(1)	($)	($) (2)(3)	($)	Earnings ($)	($)	($)
Robert Druskin	$19,500	—	$43,080	—	—	—	$62,580
Kurt R. Krauss	93,000	—	90,502	—	—	—	183,502
Ted B. Miller Jr.	85,500	—	90,502	—	—	—	176,002
Frank Varasano	91,500	—	90,502	—	—	—	182,002
Paul E. Sullivan	59,250	—	60,368	—	—	—	119,618

(1)	This column reports the amount of cash compensation paid in fiscal year 2008 for Board and Committee service. This column includes fees paid to our non-employee directors for attending Board and Committee meetings (in person or telephonically), service as lead independent director, service as chair of one of the Committees of the Board, annual retainer, and participation in the Special Committee overseeing the internal investigation of our stock option grant practices.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes in 2008 fiscal year for the fair value of stock options previously granted to the directors. The fair value was estimated using the Black-Scholes option-pricing model in accordance with SFAS 123(R).

(3)	The following directors had the following outstanding option awards at the end of fiscal year 2008 (June 30, 2008):

		Number of
	Option Grant	Option Shares	Grant Date Fair
Director	Date	Granted (a)	Value ($)
Robert Druskin	3/19/08	50,000	$47.43
Kurt R. Krauss	12/7/07	50,000	44.78
Ted B. Miller Jr.	12/7/07	50,000	44.78
Frank Varasano	12/7/07	50,000	44.78
Paul E. Sullivan	2/23/08	50,000	51.03

(a)	33-1/3% of such options vest and become exercisable on the first, second and third anniversary date of each grant, unless a “change of control” (as defined in the applicable plan) occurs and makes the options fully exercisable.
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
     In fiscal year 2008, our non-employee directors were eligible to receive the following compensation for their services:

Fiscal Year 2008		Compensation
•	Independent Director Annual Retainer	$45,000
•	Lead Independent Director Annual Retainer	$25,000
•	Audit Committee Chair Annual Retainer	$15,000
•	Nominating and Corporate Governance Committee Chair Annual Retainer	$5,000
•	Compensation Committee Chair Annual Retainer	$5,000
•	Board Meeting (in person)	$2,000
•	Board Meeting (telephonic)	$1,000
•	Audit Committee Meeting (in person)	$2,000
•	Audit Committee Meeting (telephonic)	$1,000
•	Special Committee Meetings (chair)	$15,000/month
•	Special Committee Meetings	$10,000/month
•	Annual Stock Option Grant	7,500 shares
•	Initial Stock Option Grant	40,000 shares	(a)

(a)	Effective December 7, 2007, the initial stock option grant to newly appointed directors was increased to 50,000 shares of our Class A common stock.
     Pursuant to our Executive Benefit Plan, directors are also eligible for reimbursement up to $1,000 annually for any physical examination for the director performed by a designated physician or other licensed physician of their choice.
Stock Ownership Guidelines
     For information regarding the Company’s guidelines for stock ownership by its directors and executive officers, see the section entitled “Stock Ownership Guidelines” earlier in this document.
Certain Executive Arrangements
Mr. Lynn Blodgett’s Amended and Restated Employment Agreement
     We entered into an amended and restated employment agreement with Mr. Lynn Blodgett effective as of May 1, 2008. The employment agreement, which was previously reviewed and approved by the Board of Directors and replaced an earlier agreement, has a term that currently ends on December 14, 2008, provided that the term will automatically be extended for an additional one year period, unless 30 days prior to December 14 of any year either Mr. Blodgett or the Board of Directors gives notice to the other party that they do not wish to extend the term. Further, under the employment agreement, Mr. Blodgett is eligible to receive a discretionary bonus as may be determined by the Board of Directors or Compensation Committee. Mr. Blodgett is also eligible to participate in the Company’s 1997 Stock Plan and 2007 Equity Plan or any omnibus stock incentive or award plans adopted by the Company.
     If we terminate Mr. Lynn Blodgett’s employment without cause, as defined below, or if the employment agreement terminates, the Company will be required to pay Mr. Lynn Blodgett all of his accrued and unpaid base salary. In addition, the Company will pay Mr. Lynn Blodgett a lump sum severance payment equal to three times the sum of (i) his annual base salary, plus (ii) an amount equal to his discretionary bonus for the immediately preceding fiscal year. Further, any unvested stock options or other equity-based awards granted to Mr. Lynn Blodgett under the 1997 Stock Plan, the 2007 Equity Plan or any omnibus stock incentive or award plans adopted by the Company that are outstanding as of the date of such termination will become fully vested and non-forfeitable.
     As used in Mr. Lynn Blodgett’s employment agreement, cause means: (A) the willful and continued failure of executive to perform substantially all of his duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to Mr. Lynn Blodgett by the Board of Directors which specifically identifies the manner in which the Board of Directors believes that he has not substantially performed his duties, or (B) the willful engaging by Mr. Lynn Blodgett in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.
     In the event Mr. Lynn Blodgett terminates his employment agreement for good reason (as defined below), he will be entitled to his accrued compensation and the same lump sum severance payment described above. The following events constitute good reason under Mr. Lynn Blodgett’s employment agreement: (i) a change of control; (ii) Mr. Lynn Blodgett’s removal from his position as Chief Executive Officer other than as result of a termination without cause, termination for cause, termination by executive without good reason, termination for disability, or termination for death; or (iii) the Company’s failure to make a payment to Mr. Lynn Blodgett required under the employment agreement, if the breach is not cured within 20 days of the executive sending written notice to the Company.
     Mr. Lynn Blodgett will be entitled to a change of control benefit, upon the consummation of any change in control (as defined below) in a lump sum equal to the greater of three times the sum of his per annum base salary, plus his bonus for the preceding fiscal year. In the event his employment with the Company is terminated by the Company without cause or by him for good reason within three days of a change in control, he would be entitled to receive the greater of (i) the amount described in the prior sentence or (ii) the amount he would be entitled to receive if he is terminated without cause or his employment terminates Further, any unvested stock options or other equity-based awards granted to Mr. Lynn Blodgett under the 1997 Stock Plan, the 2007 Equity Plan or any omnibus stock incentive or award plans adopted by the Company that are outstanding as of the date of such change in control will become fully vested and non-forfeitable.
     A change of control will occur if: (i) we undergo a consolidation or merger in which we are not the surviving company or in which our common stock is converted into cash, securities or other property such that holders of our common stock do not have the same proportionate ownership of the surviving company’s common stock as they held of our common stock prior to the merger or consolidation; (ii) we sell, lease or transfer all or substantially all of our assets to a company in which we own less than 80% of the outstanding voting securities; (iii) we adopt or implement a plan or proposal for our liquidation; (iv) a person or entity (other than one or more trusts established by us for the benefit of our employees) becomes the beneficial owner of 51% or more of our outstanding common stock; or (v) during any period of 24 consecutive months there is a turnover of a majority of the Board. Excluded from the determination of the turnover of directors are: (i) those directors who are replaced by new directors who are approved by a vote of at least a majority of the directors (continuing director) who have been a member of our Board of Directors since January 1, 2004, (ii) a member of the Board of Directors who succeeds an otherwise continuing director and who was elected, or nominated for election by our stockholders, by a majority of the continuing directors then still in office, and (iii) any director elected, or nominated for election by our stockholders to fill any vacancy or newly created directorship by a majority of the continuing directors still in office.
     If Mr. Lynn Blodgett is terminated without cause, terminates his employment for good reason or is terminated because of a disability or if the agreement terminates, the Company will also be required to pay the cost of his continuation coverage under COBRA until the earlier of 12 months from the date of his termination or the date that he becomes employed by another employer.
     In order to receive the severance payment described above, Mr. Lynn Blodgett will be required to execute a separation agreement and general release of claims that is acceptable to the Company.
     Under his employment agreement, Mr. Blodgett is also entitled to receive the same excise tax gross-up benefit as in the change of control agreements described in the section entitled “Change of Control and Termination Payments — Change of Control Benefits Payable at June 30, 2008” below.
Mr. Deason’s Amended Employment Agreement
     We initially entered into an employment agreement with Mr. Deason effective as of February 16, 1999. On December 7, 2007, the employment agreement was amended by the Company and Mr. Deason in order to remove certain exclusive governance rights previously held by Mr. Deason, including his right to recommend to the Compensation Committee, salary, bonus, stock option and other compensation matters for our President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Executive Vice Presidents, General Counsel, Secretary and Treasurer and his right to appoint certain officers and recommend directors for election or removal from the Board of Directors. The agreement now provides that the Compensation Committee will consult with Mr. Deason in determining the compensation policies of the Company and the compensation of the Company’s executive officers.
     The employment agreement has a term that currently ends on May 18, 2013, provided that such term will automatically be extended for an additional year on May 18 of each year, unless 30 days prior to May 18 of any year Mr. Deason gives notice to us that he does not wish to extend the term or our Board of Directors, upon a unanimous vote of the directors, except for Mr. Deason, gives notice to Mr. Deason that it does not wish to extend the term. The employment agreement provides for a base salary of $525,000 with annual adjustments to Mr. Deason’s base salary by a percentage equal to the average percentage adjustments to the annual salaries of our top five executive officers (excluding promotions). The employment agreement also provides for an annual bonus based on the achievement of financial goals set for Mr. Deason by the Compensation Committee. This bonus can be up to 250% of Mr. Deason’s base salary for that year, or at the discretion of the Compensation Committee, a greater percentage, which is consistent with the bonus percentage Mr. Deason has been eligible to receive since 1996.
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
     Under his employment agreement, Mr. Deason is entitled to receive the same excise tax gross-up benefit as in the change of control agreements described in the section entitled “Change of Control and Termination Payments — Change of Control Benefits Payable at June 30, 2008” below.
Mr. Deason’s Voting Agreement
     During fiscal year 2006 the Board of Directors authorized a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to 55.5 million shares of our Class A common stock. That Tender Offer was completed in March 2006 and 7.4 million shares of Class A common stock were purchased in the Tender Offer. In connection with the Tender Offer, Mr. Deason entered into a Voting Agreement with the Company dated February 9, 2006 (the “Voting Agreement”) in which he agreed to limit his ability to cause the additional voting power he would hold as a result of the Tender Offer to affect the outcome of any matter submitted to the vote of the stockholders of the Company after consummation of the Tender Offer.
     On December 7, 2007, the Board of the Directors approved an amendment of the Voting Agreement, to provide that Mr. Deason’s voting power with respect to 1,989,864 shares of Class A common stock and 6,599,372 shares of Class B common stock held by him as of December 7, 2007, would not exceed 45% as a result of share repurchases by the Company pursuant to the Company’s share repurchase program. Other than as expressly set forth in the Voting Agreement, Mr. Deason continues to have the power to exercise all rights attached to the shares he owns, including the right to dispose of his shares and the right to receive any distributions thereon.
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
     Mr. Deason and a special committee of the Board of Directors have not reached an agreement regarding the fair compensation to be paid to Mr. Deason for entering into the Voting Agreement. However, whether or not Mr. Deason and our special committee are able to reach agreement on compensation to be paid to Mr. Deason, the Voting Agreement will remain in effect.

     This summary of the Voting Agreement is qualified in its entirety by the terms of the Voting Agreement, which is filed as Exhibit 99.1 to our Current Report on Form 8-K filed December 10, 2007.
Mr. Deason’s Supplemental Executive Retirement Agreement
     We entered into a Supplemental Executive Retirement Agreement with Mr. Deason in December 1998, which was amended in August 2003 to conform the normal retirement date specified therein to our fiscal year end next succeeding the termination of the employment agreement between Mr. Deason and us. The normal retirement date under the Supplemental Executive Retirement Agreement was subsequently amended in June 2005 to conform to the termination date of the employment agreement with the exception of the determination of any amount deferred in taxable years prior to January 1, 2005 for purposes of applying the provisions of the American Jobs Creation Act of 2004 and the regulations and interpretive guidance published pursuant thereto (the “AJCA”). Pursuant to the Supplemental Executive Retirement Agreement, which was reviewed and approved by the Board of Directors, Mr. Deason will receive a benefit upon the occurrence of events described below equal to an actuarially calculated amount based on a percentage of his average monthly compensation determined by his monthly compensation during the highest 36 consecutive calendar months from among the 120 consecutive calendar months ending on the earlier of his termination of employment or his normal retirement date. The amount of this benefit payable by us is expected to be offset by the value of particular options granted to Mr. Deason (including 150,000 shares covered by options granted in October 1998 with an exercise price of $11.53 per share, which were exercised in full on October 2, 2008, and 300,000 shares granted in August 2003 with an exercise price of $44.10 per share).
     To the extent that we determine that our estimated actuarial liability under the Supplemental Executive Retirement Agreement exceeds the “in the money” value of such options, such deficiency would be reflected in our results of operations as of the date of such determination. In the event that the value of the remaining options granted to Mr. Deason exceeds the benefit, the excess benefit will accrue to Mr. Deason and we will have no further obligation under the Supplemental Executive Retirement Agreement.
     If the payment is caused by a change of control and at such time Mr. Deason would be subject to an excise tax under Section 4999 of the Internal Revenue Code with respect to the benefit, the amount of the benefit will be grossed-up to offset this tax. The percentage applied to the average monthly compensation is 56% for benefit determinations made on or any time after May 18, 2005. The events triggering the benefit are retirement, total and permanent disability, death, resignation, and change of control or termination for any reason other than cause. The benefit will be paid in a lump sum or, at the election of Mr. Deason, in monthly installments over a period not to exceed 10 years.
     We estimated, as of June 30, 2008, that our obligation with respect to Mr. Deason under the Supplemental Executive Retirement Agreement was approximately $9.0 million and that the value (the excess of the market price over the option exercise price) of the options at June 30, 2008 was $9.1 million. The options for 150,000 shares were exercised in full on October 2, 2008, six days before their expiration, when the price of our stock was $48.77.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of October 6, 2008, certain information with respect to the shares of Class A common stock and Class B common stock beneficially owned by (i) stockholders known to us to own more than 5% of the outstanding shares of such classes, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.

	Amount			Amount				Percent of
	and Nature	Percent of		and Nature		Percent of		Total Shares
	of	Total Shares		of		Total Shares		of Class A		Percent of
	Beneficial	of Class A		Beneficial		of Class B		and Class B		Total
	Ownership	Common		Ownership		Common		Common		Voting
	of Class A	Stock		of Class B		Stock		Stock		Power
	Common	Owned		Common		Owned		Owned		Owned
Name	Stock	Beneficially		Stock		Beneficially		Beneficially		Beneficially (1)
BENEFICIAL OWNERS OF MORE THAN 5% OF OUR COMMON STOCK
Pzena Investment Mgmt. (2) 120 West 45th Street, 20th Floor New York, NY 10036	8,969,292	9.9%			*		*	9.2%		5.7%
Oppenheimer Funds (3) 6803 South Tucson Way Centennial, CO 80112	7,885,465	8.7%			*		*	8.1%		5.0%
FMR Corp. (4) 82 Devonshire Street Boston, MA 02109	5,033,176	5.5%			*		*	5.1%		3.2%
Darwin Deason (5)	2,740,364	3.0%		6,599,372		100%		9.5%		43.6%
Lynn Blodgett (6)	499,300		*		*		*		*	*
John Rexford (7)	185,525		*		*		*		*	*
Tom Burlin (8)	121,100		*		*		*		*	*
Kevin Kyser (9)	72,921		*		*		*		*	*
Tom Blodgett (10)	142,420		*		*		*		*	*
Robert Druskin	0		*		*		*		*	*
Kurt R. Krauss (11)	2,500		*		*		*		*	*
Ted B. Miller Jr	10,000		*		*		*		*	*
Frank Varasano (12)	4,400		*		*		*		*	*
Paul E. Sullivan	4,500		*		*		*		*	*
All Current Executive Officers and Directors as a Group (18 persons) (13)	3,996,544	4.3%		6,599,372		100%		10.7%		44.1%

*	Less than 1%

(1)	In calculating the percent of total voting power, the voting power of shares of Class A common stock (one vote per share) and Class B common stock (ten votes per share) are aggregated. As of October 6, 2008, there were 90,951,472 shares of Class A common stock and 6,599,372 shares of Class B common stock issued (excluding 21,001,929 shares of Class A common stock held as treasury shares).

(2)	Based on filings by the stockholder with the Securities and Exchange Commission dated February 29, 2008. Such stockholder has indicated that it has sole voting power with respect to 6,929,779 shares and no voting power with respect to the remaining shares and sole investment power with respect to all shares.

(3)	Based on filings by the stockholder with the Securities and Exchange Commission dated February 4, 2008. Such stockholder has indicated that it has sole voting power with respect to no shares and shared voting power with respect to the remaining shares and shared investment power with respect to all shares.

(4)	Based on filings by the stockholder with the Securities and Exchange Commission dated February 14, 2008. Such stockholder has indicated that it has sole voting power with respect to 392,569 shares and no voting power with respect to the remaining shares and sole investment power with respect to all shares.

(5)	The shares of our Class A common stock noted in the table include 600,000 shares of Class A common stock which are not outstanding but are subject to options exercisable within 60 days of October 6, 2008; and 7,470 shares owned by Mr. Deason through the ACS Employee Stock Purchase Plan. See discussion of Mr. Deason’s voting rights in the section entitled “Deason Voting Agreement” below. As of October 6, 2008, Mr. Deason had also pledged 1,802,894 of his Class A shares to three financial institutions.

(6)	Includes 495,800 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of October 6, 2008.

(7)	Includes 180,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of October 6, 2008; 2,104 shares of Class A common stock owned through the ACS 401(k) Plan; 921 shares of Class A common stock owned through the ACS Employee Stock Purchase Plan; and 2,500 shares of Class A common stock owned through an individual retirement account.

(8)	Includes 120,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of October 6, 2008.

(9)	Includes 71,500 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of October 6, 2008; 921 shares of Class A common stock owned through the ACS 401(k) Plan; and 200 shares of Class A common stock owned through an individual retirement account.

(10)	Includes 140,800 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of October 6, 2008; 1,301 shares of Class A common stock owned through the ACS Employee Stock Purchase Plan, and 319 shares of Class A common stock owned through the ACS.401(k) Plan.

(11)	Includes 2,500 shares of Class A common stock owned through an individual retirement account.

(12)	Includes 2,200 shares of Class A common stock owned through an individual retirement account.

(13)	Includes 1,818,300 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of October 6, 2008; 3,875 shares of Class A common stock owned through the ACS 401(k) plan; 11,475 shares of Class A common stock owned through the ACS Employee Stock Purchase Plan and 7,400 shares of Class A common stock owned through individual retirement accounts.
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
     We currently have approximately 65,000 people supporting client operations and recruit qualified candidates for our employment needs. Relatives of our executive officers and other employees are eligible for hire by the Company. We currently have six employees who receive more than $120,000 in annual compensation (salary, bonus and commission) who are related to our current executive officers, including executive officers who are also directors, as of June 30, 2008. These are routine employment arrangements entered into in the ordinary course of business and the compensation of each such family member is commensurate with that of their peers. All of these family members are at levels below senior vice president except Thomas Blodgett who reports to Tom Burlin, our Chief Operating Officer, and is the brother of our President and Chief Executive Officer, Lynn Blodgett, and Tas Panos, who reports to our President and Chief Executive Officer, and is the brother-in-law of our Chairman of the Board of Directors, Darwin Deason. Tas Panos is employed as Executive Vice President, General Counsel and Secretary, earned $413,180 in base salary and bonus compensation during fiscal year 2008 and was granted options to purchase 140,000 shares of our Class A common stock during fiscal year 2008. The annual base salaries for the remaining four employees range from approximately $132,000 to $249,999.
     On May 22, 2008, the Board of Directors adopted a formal written policy regarding the review, approval or ratification of related party transactions under which the Company is to provide to the Board of Directors for their review, and to disclose in its public filings, all related party transactions that are required to be disclosed under Item 404(a) of Regulation S-K.
     Please see the information under the caption “Corporate Governance” in Item 10 of this Part III for information regarding director independence.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm’s Fees
     Fees for professional services provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories, were as follows (in thousands):

	2008	2007
Audit Fees	$4,484	$5,142
Audit-Related Fees	147	136
Tax Fees	55	93
All Other Fees	52	53

Total Fees	$4,738	$5,424

     Audit Fees include fees for assistance with and review of documents filed with the SEC, including our annual and interim financial statements and required consents. Audit Fees also include fees (i) for the audit of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and (ii) related to our internal investigation into our stock option grant practices. Audit-Related Fees include fees for accounting consulting services and matters related to mergers, acquisitions and divestitures. Tax Fees include fees for tax consulting and tax compliance and preparation work. All Other Fees include fees for research tools.
     All audit and non-audit services provided to us by our independent registered public accounting firm are required to be pre-approved by the Audit Committee in accordance with the policies and procedures set forth in our current Audit Committee Charter. The Audit Committee or the Chairman of the Audit Committee has approved all of our independent registered public accounting firm’s engagements and fiscal year 2008 and 2007 fees presented above pursuant to its pre-approval policy.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents have been filed as part of this report.
1. None.
2. None.
3. Exhibits:
     31.2 — Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated October 24, 2008.
     31.4 — Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated October 24, 2008.
     32.2 — Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated October 24, 2008. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed”.
     32.4 — Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated October 24, 2008. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed”.
(c) Not applicable.
(d) Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized representative.

Date: October 24, 2008	Affiliated Computer Services, Inc.
	By:	/s/ Kevin Kyser
Kevin Kyser
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of October, 2008.

Signature	Title

/s/ Darwin Deason (Darwin Deason)	Director, Chairman of the Board

/s/ Lynn R. Blodgett (Lynn R. Blodgett)	Director, President and Chief Executive Officer

/s/ Kevin Kyser (Kevin Kyser)	Executive Vice President and Chief Financial Officer

/s/ Laura Rossi (Laura Rossi)	Senior Vice President and Chief Accounting Officer

/s/ Kurt R. Krauss (Kurt R. Krauss)	Director

/s/ Ted B. Miller Jr. (Ted B. Miller Jr.)	Director

/s/ Frank Varasano (Frank Varasano)	Director

/s/ Paul E. Sullivan (Paul E. Sullivan)	Director

/s/ Robert Druskin (Robert Druskin)	Director

Index to Exhibits

Exhibit
Number	Exhibit Name
2.1	Stock Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Corporation and Affiliated Computer Services, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Service, Inc. and Affiliated Computer Services, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.3	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).

2.4	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).

2.5	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Certificate of Elimination of the Series A Cumulative Redeemable Preferred Stock of Affiliated Computer Services, Inc. dated August 20, 2001 (filed as Exhibit 4.3 to our Registration Statement on Form S-8, File No. 333-42385, filed June 13, 2007 and incorporated herein by reference).

3.4	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on August 21, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed August 27, 2008 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

Exhibit
Number	Exhibit Name
4.3	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.5	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.6	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

9.1	Voting Agreement, as amended December 7, 2007, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 99.1 to our Current Report on Form 8-K filed December 10, 2007 and incorporated herein by reference).

10.1†	1997 Stock Incentive Plan of the Company (filed as Appendix D to our Joint Proxy Statement on Schedule 14A, filed November 14, 1997 and incorporated herein by reference).

10.2†	Amendment No.1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004 (filed as Exhibit 4.6 to our Registration Statement on Form S-8, filed December 6, 2005 and incorporated herein by reference).

10.3†	2007 Equity Incentive Plan of the Company (filed as Appendix C to our Proxy Statement on Schedule 14A, filed April 30, 2007 and incorporated herein by reference).

10.4†	Form of Directors Indemnification Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 5, 2008 and incorporated herein by reference).

10.5†	Form of Change in Control Agreement, dated as of June 9, 2008 (June 6, 2008, in the case of Ann Vezina), by and between Affiliated Computer Services, Inc. and each of Tom Burlin, Kevin Kyser, Tom Blodgett and Ann Vezina (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.6†	Change in Control Agreement, dated as of June 9, 2008, by and between Affiliated Computer Services, Inc. and John Rexford (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.7†	Supplemental Executive Retirement Agreement, dated as of December 15, 1998, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed September 29, 1999 and incorporated herein by reference).

10.8†	Amendment to Supplemental Executive Retirement Agreement, dated as of November 13, 2003, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

10.9†	Amendment No. 2 to Supplemental Executive Retirement Agreement, dated as of June 30, 2005, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2005 and incorporated herein by reference).

10.10†	Amended and Restated Executive Employment Agreement, effective as of May 1, 2008, by and between Affiliated Computer Services, Inc. and Lynn Blodgett (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.11†	Employment Agreement, as amended December 7, 2007, between the Company and Darwin Deason (filed as Exhibit 99.2 to our Current Report on Form 8-K, filed December 10, 2007 and incorporated herein by reference).

Exhibit
Number	Exhibit Name
10.12†	Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2004 and incorporated herein by reference).

10.13†	Affiliated Computer Services, Inc. Executive Benefit Plan, effective as of January 1, 2002, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.14†	Form of Stock Option Agreement (filed as Exhibit 10.17 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.15†	Form of Stock Option Agreement (UK grant) (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.16†	Form of Stock Option Agreement (Switzerland, Canton of Fribourg) (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed May 16, 2006 and incorporated herein by reference.

10.17†	Form of Stock Option Agreement (Switzerland, Cantons of Aargau, Basel-Landschaft, Bern & Zurich) (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed May 16, 2006 and incorporated herein by reference.

10.18†	1997 Stock Incentive Plan for Employees in France (filed as Exhibit 10.35 to our Annual Report on Form 10-K filed January 23, 2007 and incorporated herein by reference).

10.19†	Form of Stock Option Agreement (France) (filed as Exhibit 10.36 to our Annual Report on Form 10-K filed January 23, 2007 and incorporated herein by reference).

10.20†*	Form of Stock Option Agreement (Canada, other than Quebec).

10.21†*	Form of Stock Option Agreement (Quebec).

10.22†*	Form of Stock Option Agreement (Germany).

10.23†	Agreement, dated as of September 30, 2005, between Affiliated Computer Services, Inc. and Jeffrey A. Rich (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).

10.24	Credit Agreement, dated March 20, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and various other agents, lenders and issuers (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.25	Amendment No. 1 to Credit Agreement dated as of March 30, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.24 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.26	Amendment No. 2 to Credit Agreement dated as of July 6, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.27	Amendment No. 3, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September 28, 2006 and incorporated herein by reference).

10.28	Amendment No. 4, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 22, 2006 and incorporated herein by reference).

Exhibit
Number		Exhibit Name
10.29		Pledge and Security Agreement, dated March 20, 2006, by and among Affiliated Computer Services and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.30		Deed of Assignment, dated March 20, 2006, by and among the companies listed on Schedule thereto, as Assignors, and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.31		Assignment of Receivables, dated March 20, 2006, by and among the entities listed in Schedule 1 thereto, as Assignors, and Citicorp USA, Inc. as Security Agent (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.32		Agreement and Deed of the Creation of a First Ranking Right of Pledge of Shares in Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.5 on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.33		Agreement and Deed of the Creation of a First Ranking Right of Pledge of Receivables of Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.34		Affirmation of Liens and Guaranties, dated as of July 6, 2006, by and among Affiliated Computer Services, Inc. and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.35		Confirmation Deed, dated as of July 6, 2006, by and among the entities listed on the Schedule thereto and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.36		Engagement Letter between Rich Capital, LLC and Affiliated Computer Services, Inc. dated June 9, 2006 (filed as Exhibit 10.1 on Form 8-K, filed June 12, 2006 and incorporated herein by reference).

10.37		Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Mark A. King (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

10.38		Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Warren D. Edwards (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of PricewaterhouseCoopers LLP.

23.2	*	Consent of Value Incorporated.

31.1	*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated August 28, 2008.

31.2	**	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated October 24, 2008.

31.3	*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated August 28, 2008.

31.4	**	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, dated October 24, 2008.

Exhibit
Number		Exhibit Name
32.1	*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated August 28, 2008. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	**	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated October 24, 2008. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.3	*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated August 28, 2008. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.4	**	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated October 24, 2008. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed with the Original Report

**	Filed with this Form 10-K/A

†	Management contract or compensation plan or arrangement