Form 10-Q
period 2008-09-30
AFFILIATED COMPUTER SERVICES INC
filed 2008-11-07
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of October 29, 2008

Class A Common Stock, $.01 par value	90,951,472
Class B Common Stock, $.01 par value	6,599,372

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$434,815	$461,883
Accounts receivable, net	1,459,272	1,378,285
Income taxes receivable	—	7,076
Prepaid expenses and other current assets	261,953	255,872

Total current assets	2,156,040	2,103,116

Property, equipment and software, net	897,785	920,637
Goodwill	2,764,591	2,785,164
Other intangibles, net	428,356	444,479
Other assets	199,121	216,003

Total assets	$6,445,893	$6,469,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$197,167	$198,191
Accrued compensation and benefits	154,443	244,888
Other accrued liabilities	354,351	338,861
Income taxes payable	21,493	—
Deferred taxes	83,072	82,017
Current portion of long-term debt	46,978	47,373
Current portion of unearned revenue	172,921	173,809

Total current liabilities	1,030,425	1,085,139

Senior Notes, net of unamortized discount	499,549	499,529
Other long-term debt	1,824,143	1,858,012
Deferred taxes	424,812	411,836
Other long-term liabilities	299,719	306,509

Total liabilities	4,078,648	4,161,025

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 111,803 and 111,660 shares issued, respectively	1,117	1,116
Class B convertible common stock, $.01 par value, 14,000 shares authorized, 6,600 shares issued and outstanding	66	66
Additional paid-in capital	1,714,701	1,702,340
Accumulated other comprehensive income (loss), net	(18,296)	18,830
Retained earnings	1,725,625	1,641,990
Treasury stock at cost, 21,002 shares	(1,055,968)	(1,055,968)

Total stockholders’ equity	2,367,245	2,308,374

Total liabilities and stockholders’ equity	$6,445,893	$6,469,399

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three months ended
	September 30,
	2008	2007
Revenues	$1,604,454	$1,493,083

Operating expenses:
Cost of revenues:
Wages and benefits	734,016	699,949
Services and supplies	373,505	341,766
Rent, lease and maintenance	202,143	184,918
Depreciation and amortization	97,606	90,824
Other	10,348	6,915

Cost of revenues	1,417,618	1,324,372

Other operating expenses	14,088	23,310

Total operating expenses	1,431,706	1,347,682

Operating income	172,748	145,401

Interest expense	35,208	43,970
Other non-operating expense (income), net	3,700	(680)

Pretax profit	133,840	102,111

Income tax expense	50,205	35,967

Net income	$83,635	$66,144

Earnings per share:
Basic	$0.86	$0.66

Diluted	$0.85	$0.65

Shares used in computing earnings per share:
Basic	97,307	99,721

Diluted	98,091	100,986
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$83,635	$66,144

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,606	90,824
Stock-based compensation expense	5,695	7,601
Excess tax benefit on stock-based compensation	(80)	(1,955)
Deferred income tax expense	14,319	3,791
Loss on long-term investments	5,987	1,853
Gain on sale of business units	(441)	—
Other non-cash activities	12,054	6,846
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(84,192)	(130,635)
Prepaid expenses and other current assets	(13,257)	(4,222)
Other assets	1,840	(3,598)
Accounts payable	(1,202)	51,547
Accrued compensation and benefits	(90,483)	(106,925)
Other accrued liabilities	9,564	(2,796)
Income taxes receivable/payable	29,301	36,322
Other long-term liabilities	(8,988)	5,058
Unearned revenue	1,244	(11,832)

Total adjustments	(21,033)	(58,121)

Net cash provided by operating activities	62,602	8,023

Cash flows from investing activities:
Purchases of property, equipment and software, net	(64,550)	(65,841)
Additions to other intangible assets	(9,541)	(9,481)
Payments for acquisitions, net of cash acquired	(4,751)	(23,697)
Proceeds from divestitures, net of transaction costs	9,307	—
Purchases of investments	(2,596)	—
Proceeds from sale of investments	10,551	—

Net cash used in investing activities	(61,580)	(99,019)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	—	22,961
Payments of long-term debt	(33,688)	(22,365)
Excess tax benefit on stock-based compensation	80	1,955
Proceeds from stock options exercised	5,599	27,276
Other, net	(81)	(102)

Net cash provided by (used in) financing activities	(28,090)	29,725

Net decrease in cash and cash equivalents	(27,068)	(61,271)
Cash and cash equivalents at beginning of period	461,883	307,286

Cash and cash equivalents at end of period	$434,815	$246,015

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
We are a Fortune 500 and S&P 500 company with approximately 63,000 employees providing business process outsourcing and information technology services to commercial and government clients. We were incorporated in Delaware on June 8, 1988 and our corporate headquarters is located in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.
The consolidated financial statements are comprised of our accounts and the accounts of our controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with our consolidated financial statements for the year ended June 30, 2008. The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period. The results for the interim period are not necessarily indicative of results to be expected for the year.
Significant accounting policies are detailed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
We present cost of revenues in our Consolidated Statements of Income based on the nature of the costs incurred. Substantially all these costs are incurred in the provision of services to our customers. The selling, general and administrative costs included in cost of revenues are not material and are not separately presented in the Consolidated Statements of Income.
2. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill for the three months ended September 30, 2008 are as follows (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2008	$1,546,870	$1,238,294	$2,785,164
Acquisition activity during the period	(3)	2,843	2,840
Divestiture activity during the period	—	(2,834)	(2,834)
Foreign currency translation adjustments	(15,229)	(5,350)	(20,579)

Balance as of September 30, 2008	$1,531,638	$1,232,953	$2,764,591

Approximately $2.2 billion, or 78%, of the original gross amount of goodwill recorded is deductible for income tax purposes. The acquisition activity during the three months ended September 30, 2008 is primarily due to the payment of contingent consideration earned during the three months ended September 30, 2008 on a prior year acquisition. The divestiture activity during the three months ended September 30, 2008 is due to the sale of the bindery business as discussed in Note 10.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following information relates to our other intangible assets (in thousands):

	As of September 30, 2008		As of June 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Acquired customer-related intangibles	$424,489	$(177,969)	$445,753	$(184,400)
Customer contract costs	251,423	(130,388)	251,837	(130,319)
All other	19,038	(13,125)	19,121	(12,401)

	$694,950	$(321,482)	$716,711	$(327,120)

Non-amortizable intangible assets:
Title plant	$51,045		$51,045
Tradename	3,843		3,843

	$54,888		$54,888

	Three months ended
	September 30,
	2008	2007
Amortization:
Contract inducements	$3,872	$3,727
Acquired customer-related intangibles	11,205	11,034
All other intangibles	8,213	6,364

Total amortization	$23,290	$21,125

Aggregate amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements is recorded as a reduction of related contract revenue. Amortizable intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 9 years. The amortization period for all other intangible assets, including trademarks, ranges from 3 to 20 years, with a weighted average of approximately 5 years.
Estimated amortization for the years ending June 30, (in thousands)

2009	$87,864
2010	73,555
2011	62,212
2012	43,250
2013	29,784

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. PENSION AND OTHER POST-EMPLOYMENT PLANS
Net periodic benefit cost
The following table provides the components of net periodic benefit cost (in thousands):

	Three months ended September 30,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.
Components of net periodic benefit cost
Defined benefit plans:
Service cost	$1,732	$894	$1,528	$926
Interest cost	1,994	191	1,632	123
Expected return on assets	(1,786)	(240)	(1,800)	(173)
Recognized net actuarial gain	1	—	—	—
Amortization of prior service costs	—	55	—	54

Net periodic benefit cost for defined benefit plans	$1,941	$900	$1,360	$930

Contributions
We made contributions to the pension plans of approximately $3.6 million during the three months ended September 30, 2008. We expect to contribute approximately $15 million to our pension plans during fiscal year 2009.
4. EQUITY
Share repurchase programs
On November 25, 2007, our Board of Directors endorsed a new $1 billion share repurchase program and authorized the purchase of up to $200 million of our Class A common stock under this program. The program allowed us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the SEC rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. During the three months ended December 31, 2007, we repurchased approximately 4.5 million shares at an average cost of approximately $44.18 per share (approximately $200 million) all of which have been retired. The purchase of these shares was funded with cash on hand and borrowings under our Credit Facility.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,
	2008	2007
Numerator:
Net Income	$83,635	$66,144

Denominator:
Basic weighted average shares	97,307	99,721
Effect of dilutive securities:
Stock options	784	1,265

Total potential common shares	784	1,265

Diluted weighted average shares	98,091	100,986

Earnings per share
Basic	$0.86	$0.66

Diluted	$0.85	$0.65

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. Weighted average stock options to purchase approximately 9.6 million and 8.2 million shares of common stock during the three months ended September 30, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the windfall tax benefit.
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
6. COMPREHENSIVE INCOME
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The components of comprehensive income are as follows (in thousands):

	Three months ended
	September 30,
	2008	2007
Net income	$83,635	$66,144
Other comprehensive income (loss):
Foreign currency translation adjustment	(36,334)	11,743
Unrealized losses on foreign exchange forward agreements (net of income tax of $(694) and $(114), respectively)	(1,145)	(201)
Amortization of unrealized loss on forward interest rate agreements (net of income tax of $240 and $240, respectively)	396	396
Unrealized gains (losses) on interest rate swap agreement (net of income tax of $159 and $(4,489), respectively)	264	(8,014)
Unrealized losses on interest rate collar agreements (net of income tax of $(207) and $0, respectively)	(342)	—
Amortization of prior service costs (net of income tax of $20 and $20, respectively)	35	34

Comprehensive income	$46,509	$70,102

The following table represents the components of accumulated other comprehensive income (in thousands):

	As of	As of
	September 30, 2008	June 30, 2008
Foreign currency gains	$5,668	$42,002
Unrealized gains on foreign exchange forward agreements (net of income tax of $259 and $953, respectively)	510	1,655
Unrealized loss on forward interest rate agreements (net of income tax of $(3,972) and $(4,212), respectively)	(6,633)	(7,029)
Unrealized losses on interest rate swap agreement (net of income tax of $(6,018) and $(6,177), respectively)	(9,960)	(10,224)
Unrealized gains on interest rate collar agreements (net of income tax of $572 and $779, respectively)	947	1,289
Unrecognized prior service costs (net of income tax of $(508) and $(528), respectively)	(898)	(933)
Unrealized losses on funded status of pension and other benefit plans (net of income tax of $(3,259) and $(3,259), respectively)	(7,930)	(7,930)

Total	$(18,296)	$18,830

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. DERIVATIVES AND HEDGING INSTRUMENTS
Interest rate hedges
In January 2008, we entered into a zero cost interest rate collar with an interest rate cap of 3.281% and a floor of 2.425%. The notional amount of the collar is $500 million executed in two transactions each having two year terms, $300 million of which expires on January 30, 2010 and $200 million of which expires on February 11, 2010. In March 2007, we entered into a five-year amortizing interest rate swap agreement structured so that we pay a fixed interest rate of 4.897%, and receive a floating interest rate equal to the one-month LIBOR rate. At September 30, 2008, the notional amount of the interest rate swap was $600 million. The interest rate collar and interest rate swap are designated as a cash flow hedge of forecasted interest payments on up to $1.1 billion of outstanding floating rate debt. The transactions had a fair market value of zero at inception. The unrealized loss on the transactions as of September 30, 2008 of $14.5 million ($9.0 million, net of income tax) is reflected in accumulated other comprehensive income, net and the fair market value of $(14.5 million) is reflected in other long-term liabilities. There was no deemed ineffectiveness related to these cash flow hedges. The unrealized loss on the transactions as of June 30, 2008 of $14.3 million ($8.9 million, net of income tax) is reflected in accumulated other comprehensive income (loss), net and the fair market value of $(14.3 million) was reflected in other long-term liabilities.
In order to hedge the variability of future interest payments related to our Senior Notes issuance, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of the Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) was recorded in accumulated other comprehensive income (loss), net, and is being amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. We amortized approximately $0.6 million to interest expense during both the three months ended September 30, 2008 and 2007. The amount of gain or loss related to hedge ineffectiveness was not material.
Foreign currency forward agreements
We utilize derivative financial instruments to manage our exposure to foreign currencies related to our domestic and international operations. We enter into foreign currency forward agreements in order to hedge the exchange rate risk associated with specific forecasted transactions, including payments and receipts from customers and suppliers, and funding of operating expenses of our offshore operations. We designate only those contracts which closely match the terms of the underlying transaction as cash flow hedges for accounting purposes. The forward contracts are assessed for effectiveness at inception and on an ongoing basis. During the three months ended September 30, 2008 and 2007, there was no material deemed ineffectiveness related to cash flow hedges, and no reclassification to earnings due to hedged transactions no longer expected to occur. The contracts will expire at various times over the next 24 months, with the majority expiring within the next 12 months. The net gain or loss on the contracts will be recognized in earnings when the contracts are settled.
As of September 30, 2008 and June 30, 2008, the notional amount of our cash flow hedges was $25.5 million and $42.6 million, respectively. As of September 30, 2008, the unrealized gain on these foreign exchange forward agreements, reflected in accumulated other comprehensive income (loss), net, was $0.8 million ($0.5 million, net of income tax) and the fair market value of $0.8 million is reflected in other current assets. As of June 30, 2008, the unrealized gain on these foreign exchange forward agreements, reflected in accumulated other comprehensive income (loss), net, was $2.6 million ($1.7 million, net of income tax) and the fair market value of $2.6 million was reflected in other current assets.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below provides additional information as of September 30, 2008 about our foreign currency forward contracts designated as cash flow hedges (in thousands):

	Notional
	Amount in
	$US					Weighted
	(Functional					Average	Cumulative
	currency in	Functional		Counter		Contract	Unrealized
Hedged Transaction	$US)	Currency		Currency		Rate	Gain in $US
Receipt of revenue	$1,145	EUR	793	CAD	1,091	0.727	$90
Payment of operating expenses	17,215	USD	17,215	MXN	193,000	11.198	260
Receipt of revenue	3,683	CHF	4,038	NOK	20,284	0.199	254
Receipt of revenue	396	CHF	434	EUR	269	1.623	10
Payment for merchandise	3,032	USD	3,032	CHF	3,549	1.171	155

Total	$25,471						$769

As part of the acquisition of the Transport Revenue division of Ascom AG in December 2005, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and U.S. dollar revenues. These agreements do not qualify for hedge accounting under SFAS 133. In addition, we have entered into certain other foreign currency contracts not designated as hedges for accounting purposes, although management believes they are essential economic hedges. We recorded a loss on non-qualified hedging instruments of approximately $0.7 million ($0.5 million, net of income tax) for the three months ended September 30, 2008, in other non-operating expense (income), net in our Consolidated Statements of Income. We recorded a loss on hedging instruments of approximately $0.2 million ($0.1 million, net of income tax) for the three months ended September 30, 2007, in other non-operating expense (income), net in our Consolidated Statements of Income. As of September 30, 2008 and June 30, 2008, the notional amount of these agreements was $12.7 million and $21.5 million, respectively, and will expire at various times over the next 24 months, with the majority expiring within the next 6 to 12 months. A liability was recorded for the related fair value of approximately $(1.3 million) and $(0.6 million) as of September 30, 2008 and June 30, 2008, respectively.
8. FAIR VALUE MEASUREMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). SFAS 157 is applied under existing accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. We adopted SFAS 157 effective July 1, 2008. There was no impact to our results of operations or financial condition as a result of the adoption of SFAS 157.
In February 2008, FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157” which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually. We are currently evaluating the impact, if any, that FSP FAS 157-2 will have on our financial condition and results of operations.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. (In thousands)

					Balance Sheet
Description	Level 1	Level 2	Level 3	Total	Classification
ASSETS
Foreign currency derivatives (a)	$—	$769	$—	$769	Other current assets
Deferred compensation investments in cash surrender value life insurance (b)	—	55,482	—	55,482	Other long-term assets
Deferred compensation investments in mutual funds (c)	—	26,388	—	26,388	Other long-term assets

Total assets	$—	$82,639	$—	$82,639

LIABILITIES
Foreign currency derivatives (a)	$—	$1,272	$—	$1,272	Other current liabilities
Deferred Compensation investment liabilities (d)	—	80,005	—	80,005	Other long-term liabilities
Interest rate swap and collar (e)	—	14,460	—	14,460	Other long-term liabilities

Total liabilities	$—	$95,737	$—	$95,737

(a)	Foreign currency derivatives consist of foreign currency forward agreements. Fair value is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties.

(b)	Fair value is reflected as the cash surrender value of company owned life insurance.

(c)	Fair value is based on quoted market prices for actively traded assets similar to those held by the deferred compensation plan.

(d)	Fair value of the deferred compensation liability is based on the fair value of investments corresponding to employees’ investment selections, based on quoted prices for similar assets in actively traded markets.

(e)	The fair values of the interest rate swap and collar are determined using prices obtained from pricing agencies and financial institutions who develop values based on inputs observable in active markets, including interest rates with consideration given to the nonperformance risk of the Company and that of its counterparties.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. SEGMENT INFORMATION
The following is a summary of certain financial information by reportable segment (in thousands):

	Commercial	Government	Corporate	Consolidated
Three months ended September 30, 2008
Revenues (a)	$959,417	$645,037	$—	$1,604,454
Operating expenses (excluding depreciation and amortization)	798,225	511,195	24,680	1,334,100
Depreciation and amortization expense	70,619	26,352	635	97,606

Operating income (loss)	$90,573	$107,490	$(25,315)	$172,748

Three months ended September 30, 2007
Revenues (a)	$878,879	$614,204	$—	$1,493,083
Operating expenses (excluding depreciation and amortization)	730,254	480,710	45,894	1,256,858
Depreciation and amortization expense	65,896	24,514	414	90,824

Operating income (loss)	$82,729	$108,980	$(46,308)	$145,401

(a)	Revenues in our Commercial segment include revenues from operations divested through the September 30, 2008 of $2.9 million for the three months ended September 30, 2007. Revenues in our Government segment include revenues from operations divested through September 30, 2008 of $0.3 million and $5.2 million for the three months ended September 30, 2008 and 2007, respectively.
10. DIVESTITURES
Sale of bindery business
During the three months ended September 30, 2008, we completed the sale of our bindery business in our Government segment and recorded a pre-tax gain on the sale of approximately $0.2 million ($0.8 million loss, net of income tax) in other operating expense in our Consolidated Statements of Income. The bindery business was not strategic to our ongoing operations.
Revenues from the bindery business were $0.3 million and $3.4 million for the three months ended September 30, 2008 and 2007, respectively. Operating income from the bindery business, excluding the gain on sale, was $0 and $0.8 million for the three months ended September 30, 2008 and 2007, respectively.
Sale of Unclaimed Property Reporting and Recovery Business
During the three months ended June 30, 2008, we completed the sale of Unclaimed Property Reporting and Recovery (“UPRR”) in our Commercial segment. During the three months ended June 30, 2008, we recorded a pre-tax gain on the sale of approximately $1.0 million ($0.6 million, net of income tax) and during the three months ended September 30, 2008, we recorded an additional $0.3 million ($0.2 million, net of income tax) in other operating expenses in our Consolidated Statements of Income. The UPRR business was not strategic to our ongoing operations.
Revenues from the UPRR business were $2.9 million for the three months ended September 30, 2007. Operating income from the UPRR business, excluding the gain on sale, was $0.1 million for the three months ended September 30, 2007.
Sale of our decision support business
During the three months ended December 31, 2007, we completed the sale of our decision support business in our Government segment and recorded a pre-tax gain on the sale of approximately $2.4 million ($1.6 million, net of income tax) in other operating expense in our Consolidated Statements of Income. The decision support business was not strategic to our ongoing operations.
Revenues from the decision support business were $1.8 million for the three months ended September 30, 2007. Operating income from the decision support business was $0.7 million for the three months ended September 30, 2007.

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
We initiated an internal investigation of our stock option grant practices in response to the pending informal investigation by the SEC and a subpoena from a grand jury in the Southern District of New York. The investigation reviewed our historical stock option grant practices during the period from 1994 through 2005, including all 73 stock option grants made by us during this period, and the related disclosure in our Form 10-Q for the three months ended March 31, 2006, filed May 15, 2006 (the “May 2006 Form 10-Q”). The results of our internal investigation are fully disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.
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
Related income tax effects included deferred income tax benefits on the compensation expense, and additional income tax liabilities and estimated penalties and interest related to the application of Internal Revenue Code Section 162(m) and related Treasury Regulations (“Section 162(m)”) to stock-based executive compensation previously deducted, that was no longer deductible as a result of revised measurement dates of certain stock option grants. We also included in our restatements additional income tax liabilities and estimated penalties and interest, with adjustments to additional paid-in capital and income tax expense, related to certain cash and stock-based executive compensation deductions previously taken under Section 162(m), which we believed may be non-deductible as a result of information that has been obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. During the three months ended March 31, 2007, we paid approximately $35 million of estimated income taxes, penalties and interest related to Section 162(m) issues. This payment is reflected in cash flows from operating activities at June 30, 2007. During fiscal year 2008, we resolved Section 162(m) executive compensation issues for fiscal years 2001 through 2003 with the Internal Revenue Service and used the same resolution criteria to adjust the liabilities for fiscal years 2004 and 2005, resulting in a revised liability of $26.9 million of income tax, interest and penalties. During fiscal year 2008, $5.9 million was released to income tax expense and $0.5 million was credited to additional paid-in capital. At this time, we cannot predict when these Section 162(m) issues will be resolved for fiscal years 2004 and 2005.
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
The tender offer expired on July 17, 2007. Pursuant to the offer, we accepted for amendment options to purchase 1,696,650 shares of our Class A common stock, which represented 99.6% of the shares of our Class A common stock subject to all Eligible Options. We paid cash payments in the aggregate amount of $4 million in accordance with the terms of the tender offer in the three months ended March 31, 2008 from cash flow from operating activities. During fiscal year 2008, we charged approximately $1.3 million to wages and benefits in our Consolidated Statement of Income and charged the balance of the estimated cash payments to additional paid-in capital in our Consolidated Balance Sheet.
In July 2007, we notified certain former employees with vested, unexercised and outstanding options which had exercise prices per share that were less, or may have been less, than the fair market value per share of ACS Class A common stock on the revised measurement dates for such options, as determined by us for accounting and tax purposes, that we will pay them the additional 20% income tax imposed by Section 409A based on the excess, if any, of the fair market value of our Class A common stock (up to $62 per share or up to $1.9 million in the aggregate) on the date a triggering event occurs or condition exists that under Section 409A results in the excess being recognized and reported as income on the former employee’s W-2 and the exercise price of the affected option (reduced by any gain that had become subject to tax in a prior year because of an earlier triggering event). As of September 30, 2008, we anticipate that these income tax reimbursements will be up to approximately $1.1 million based on the current fair market value of our Class A common stock on the exercise date and will be paid from cash flows from operating activities as the triggering event occurs for each option holder. During the three months ended September 30, 2008 and 2007, we (credited)/charged approximately $(0.3 million) and $0.8 million, respectively, to wages and benefits in our Consolidated Statement of Income related to these income tax reimbursements based on the current fair market value of our Class A common stock as of September 30, 2008 and 2007, respectively. The estimated liability related to these income tax reimbursements will be adjusted to reflect changes in the current fair market value of our Class A common stock each quarter until the options are exercised.
In the three months ended September 30, 2007, we amended the exercise price of outstanding stock options of certain current executive officers in order to re-price all or a portion of the respective option grants to the revised measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. We paid cash payments in the aggregate amount of $0.3 million in accordance with the terms of the amendment in fiscal year 2008 from cash flows from operating activities. Of the $0.3 million cash payment, approximately $43,000 was charged to wages and benefits in our Consolidated Statement of Income in the three months ended September 30, 2007, and the balance was charged to additional paid-in capital in our Consolidated Balance Sheet.
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
(UNAUDITED)
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
The Huntsinger, Oury, and Anchorage lawsuits were consolidated into one case on June 5, 2006, under the caption In Re Affiliated Computer Services, Inc. Derivative Litigation in the District Court of Dallas County, Texas, 193rd Judicial District (the “Texas State Derivative Action”). Plaintiffs seek to recover damages sustained by the Company, equitable relief, including disgorgement, and reimbursement for fees and expenses incurred in connection with the suits, including attorney’s fees. On March 26, 2007, plaintiffs filed a Third Amended Consolidated Complaint in which the plaintiffs alleged certain of the defendants breached their fiduciary duties in evaluating the buyout offer from Cerberus and any other offers (see further discussion below in “Litigation Arising from Buy-out Offer”). Defendant Jeff Rich has filed a motion for summary judgment on the basis of his purported release that has not been heard yet by the court. Additionally, the individual defendants filed a motion for partial summary judgment on the basis that plaintiffs lack standing concerning certain option grants that has not yet been heard by the court. On June 5, 2008, the parties filed a Stipulation to Stay Proceedings, ceasing all case activity for 60 days and on August 7, 2008 ACS filed an agreed motion to extend the stay. There is no pending trial date at this time. Please see “Regarding the Texas State Derivative Action and the Delaware Chancery Case” below for more information.
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
On August 15, 2006, plaintiff filed a First Amended Complaint in the Brandin lawsuit (the “Delaware Chancery Case”). The First Amended Complaint added Lynn R. Blodgett, David W. Black, Henry Hortenstine, Peter A. Bracken, William L. Deckelman, Jr., Warren Edwards, John M. Brophy, John Rexford, Dennis McCuistion, J. Livingston Kosberg and Clifford M. Kendall. On April 5, 2007, plaintiff Brandin filed a Motion for Summary Judgment against Darwin Deason, Jeffrey Rich and Mark King. Each of the parties has filed their respective briefs and a hearing on the Motion for Summary Judgment was held on February 5, 2008. In addition, on October 16, 2007, each of the individual defendants filed a Motion for Partial Dismissal, based on plaintiff’s lack of standing to challenge most of the stock option grants at issue. On June 3, 2008, an Unopposed Motion to Stay Pending SLC Determination was filed, which automatically granted a 60 day stay in this matter with a later court order extending the stay for an additional 30 days. The stay was extended an additional 60 days by agreement of all parties on August 7, 2008. There is no pending trial date at this time. Please see “Regarding the Texas State Derivative Action and the Delaware Chancery Case” below for more information.
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
On May 23, 2008, plaintiffs filed a Motion Seeking an Order re Defendants’ Efforts to Compromise the Claims which seeks an injunction against settlement of either the Delaware or Texas derivative matters (the “Injunction Motion”). On May 30, 2008, ACS filed a Motion to Stay Pending SLC Determination (the “ACS Stay Motion”). On September 18, 2008, the judge denied the ACS Stay Motion and the Injunction Motion. The Private Securities Litigation Relief Act stay remains in effect until such time as the pending motions to dismiss are ruled upon.
The Texas Federal Derivative Action is being vigorously defended. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs' claims, and accordingly, have not accrued any amount on our balance sheet related to the lawsuits. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any, should an unfavorable outcome occur for the Texas Federal Derivative Action.
Regarding the Texas State Derivative Action and the Delaware Chancery Case
On October 21, 2008, a Special Litigation Committee previously formed by the Company's Board of Directors completed its review of the Texas State Derivative Action and the Delaware Chancery Case. The Special Litigation Committee formally recommended that these cases be settled pursuant to the terms of a Memorandum of Understanding which was signed by the Company, the individual defendants in these cases and the plaintiffs in these cases on October 28, 2008.
The Company will file a Motion for Preliminary Approval of the Settlement with the Dallas County Texas State District Court. If approved by that court, a notice by publication will be given to the Company's stockholders giving them an opportunity to object to the settlement, including the award and amount of attorneys' fees to the plaintiffs. The proposed settlement includes the release of all state and federal derivative claims related to our prior stock option grant practices, the dismissal of the Texas State Derivative Action and the Delaware Chancery Case, the payment of an amount up to $13 million in legal fees by the Company to the plaintiffs' law firms and the collection of approximately $1.8 million from certain current and former executive officers and other monetary and non-monetary benefits to the Company, such as the cancellation of amounts claimed to be owed by the Company and the cancellation or repricing of stock options by some of the defendants. The cancellation or repricing of such stock options was completed in previous periods. The proposed settlement also requires the Company to make or have made specified corporate governance and other changes.
It is probable that there will be an objection to the settlement from at least the plaintiffs in the Texas Federal Derivative Action since they have already filed the Injunction Motion described above, which was denied on September 18, 2008. There will be a final hearing when the court rules on any stockholder objections and decides whether or not to approve the final settlement. An award of attorneys' fees to the plaintiffs is not final until the court rules on the anticipated objections to the settlement and approves the settlement.
We have assessed the probability of loss pursuant to Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" ("SFAS 5"). Due to the uncertainty related to the approval of the terms in the Memorandum of Understanding or the amounts that may be paid or collected upon reaching a settlement and final approval by the Court and resolution of the expected appeal process, we do not believe it is possible at this time to reasonably estimate the possible loss or range of loss, if any, related to the execution of the Memorandum of Understanding and therefore have not recorded any amounts in our financial statements for these claims.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On February 12, 2007, the Simeon case and the Burke case were consolidated into one case, under the caption, In re Affiliated Computer Systems [sic] ERISA Litigation, Master File No. 3:06-CV-1592-M. On December 20, 2007, an Order Preliminarily Approving Settlement was entered in the In re Affiliated Computer Systems [sic] ERISA Litigation consolidated case. Principally, the settlement provides for a payment to the plaintiffs and the ACS Savings Plan of a total of $1.5 million, which includes attorney fees, and received the final approval of the court at a hearing held on October 23, 2008. We recorded a charge of $1.5 million ($1 million, net of income tax) in other operating expense in our Consolidated Statements of Income during the three months ended December 31, 2007.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On May 4, 2007, each of the six Delaware buy-out cases was consolidated into one case, pending in the Delaware Chancery Court, entitled In Re Affiliated Computer Services, Inc. Shareholder Litigation, Civil Action No. 2821-VCL. On October 30, 2007, Cerberus withdrew its offer to acquire ACS. On November 2, 2007, a Consolidated Amended Class Action and Derivative Complaint was filed by the plaintiffs, adding allegations of breach of fiduciary duties related to the events surrounding the resignation of the outside directors. Plaintiffs seek equitable relief and recovery of unspecified monetary damages sustained by the Company. On April 8, 2008, a Verified Consolidated Second Amended Class and Derivative Action Complaint was filed alleging class and derivative claims of breach of fiduciary duty against all individual defendants and class and derivative for aiding and abetting against Cerberus and Citigroup. On May 23, 2008, all defendants, including ACS, filed their respective motions to dismiss. All briefing on the motions to dismiss is complete and the hearing on the motions occurred on October 22, 2008.
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
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $10.6 million ($6.6 million, net of income tax), unamortized deferred financing costs of $1.9 million ($1.2 million, net of income tax) and unamortized discount of $0.5 million ($0.3 million, net of income tax) associated with our Senior Notes as of September 30, 2008 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.

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
Investigations Regarding Florida Workforce Contracts
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. We had no revenue related to our workforce contracts in the state of Florida in fiscal years 2008 and 2007, as this business was sold during fiscal year 2006. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board of Directors of WFI announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the three months ended September 30, 2004, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement was fully reflected in our results of operations for the three months ended September 30, 2004. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS State and Local Solutions (“ACS SLS”) received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved.
On August 25, 2004, ACS SLS received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the DOL. The subpoena related to a workforce contract in Pinellas County, Florida, for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. Further, we settled a civil lawsuit with Pinellas County in December 2003, with respect to claims related to the services rendered to Pinellas County by Lockheed Martin Corporation prior to our acquisition of ACS SLS (those claims having been transferred with ACS SLS as part of the acquisition), and the settlement resulted in Pinellas County paying ACS SLS an additional $600,000. We are continuing to cooperate with the DOJ and DOL in connection with their investigations. At this stage of these investigations, we are unable to express an opinion as to their likely outcome. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any. During the three months ended December 31, 2005, we completed the divestiture of substantially all of our welfare-to-workforce business. However, we retained the liabilities for this business which arose from activities prior to the date of closing, including the contingent liabilities discussed above.
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
On September 20, 2008, a court ordered mediation was held in Tampa, Florida. ACS asked that Plaintiff or his counsel set forth facts which demonstrate a single instance in which Plaintiff was the original source of information evidencing a fraudulent act. They refused to do so and the mediation reached an impasse without settlement. We intend to vigorously defend this case. However, it is not possible at this time to reasonably estimate the likelihood of liability or range of loss, if any.
Litigation arising from alleged patent infringement
On April 4, 2008, JP Morgan Chase & Co. (“JPMorgan”) filed a lawsuit against Affiliated Computer Services, Inc. and ACS State & Local Solutions, Inc. (collectively, “ACS”) in U.S. District Court in Wilmington, Delaware. JPMorgan seeks certain declarations as well as unspecified monetary damages related to alleged violations by ACS of JPMorgan’s electronic payment card, lockbox, and check processing and imaging patents. ACS is vigorously defending this lawsuit and has counterclaimed against JPMorgan seeking certain declarations as well as monetary damages related to JPMorgan’s violations of ACS’s payment processing patents. At this time, we are unable to express an opinion as to the likely outcome of this matter and it is not possible to reasonably estimate either the range of recovery or range of loss, if any.
Other
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2008, $642.5 million of our outstanding surety bonds and $54.9 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $18.8 million of our letters of credit secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
Our Commercial education business performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2008, we serviced a FFEL portfolio of approximately 3 million loans with an outstanding principal balance of approximately $41.2 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2008, other accrued liabilities include reserves which we believe to be adequate.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the three months ended September 30, 2008 and 2007, we made contingent consideration payments of $2.9 million and $23.7 million, respectively, related to acquisitions completed in prior years. As of September 30, 2008, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities was approximately $39.5 million. Any such payments primarily result in a corresponding increase in goodwill.
In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.
12. NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 157 effective July 1, 2008. Please see Note 8 for a discussion of the adoption of SFAS 157 for financial assets and liabilities. There was no impact on our financial condition and results of operations as a result of the adoption of SFAS 157.
In February 2008, FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157” which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually. We are currently evaluating the impact, if any, that FSP FAS 157-2 will have on our financial condition and results of operations.
In October 2008, the FASB issued FASB Staff Position FAS 157-3 (“FSP FAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. We adopted FSP FAS 157-3 effective with the financial statements ended September 30, 2008. The adoption of FSP FAS 157-3 had no impact on our financial condition and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS 159 effective July 1, 2008. We did not elect the fair value option under SFAS 159 for any of our financial assets or liabilities upon adoption. The adoption of SFAS 159 did not have a material impact on our financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer accounts for business combinations. SFAS 141R includes guidance for recognizing and measuring the assets acquired, liabilities assumed, and any noncontrolling or minority interests in an acquisition. SFAS 141R applies prospectively and will become effective for business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact, if any, that SFAS 141R will have on our financial condition and results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a separate component of equity, and net income attributable to the parent and to the noncontrolling interest to be separately identified in the income statement. SFAS 160 also requires changes in a parent’s

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 applies prospectively and is effective for the Company beginning July 1, 2009. Certain presentation requirements of SFAS 160 are effective retrospectively. We are currently evaluating the impact, if any, that SFAS 160 will have on our financial condition and results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the impact, if any, that SFAS 161 will have on our financial statement disclosures.
13. SUBSEQUENT EVENTS
On October 30, 2008, we announced that we intend to implement an off-shoring initiative in order to lower future labor costs. Under this initiative, approximately 4,200 full-time employee positions in the United States and elsewhere are currently expected to be eliminated by the end of the first quarter of fiscal year 2010 while additional employees are hired in other locations outside the United States. The total pre-tax cost to eliminate these employee positions under this initiative is currently estimated at $38 million to $42 million, of which severance costs are currently estimated to be $14 million to $16 million and transition and other expenses are currently estimated to be $24 million to $26 million. We currently expect that almost all of these expenses will be cash expenditures. Additionally, we will be required to open additional facility sites and expand current facility sites outside of the United States in order to accommodate the increased offshore headcount. Capital expenditures related to these facilities are currently estimated at $15 million to $20 million over the next four quarters. We currently expect to incur a pre-tax charge for severance costs of $14 million to $16 million and transition and other expenses of $7 million to $9 million during the three months ended December 31, 2008 related to this initiative.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
All statements and assumptions contained or referenced in this Quarterly Report and its exhibits that are not based on historical fact, such as statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies, indebtedness, litigation, competitive positions, growth opportunities and plans and objectives of management, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such forward-looking statements and assumptions include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies, indebtedness, litigation, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the anticipated results, prospects, performance or achievements expressed or implied by such statements. Such risks and uncertainties include, but are not limited to: (a) the cost and cash flow impact of our debt and our ability to obtain further financing; (b) a reversal, on appeal, of a lower court’s determination that we have not defaulted on our Senior Notes and that those Notes have not been accelerated; (c) the complexity of the legal and regulatory environments in which we operate, including the effect of claims and litigation; (d) our oversight by the SEC and other regulatory agencies and investigations by those agencies; (e) our credit rating or further reductions of our credit rating; (f) a decline in revenues from or a loss or failure of significant clients; (g) our ability to recover capital investments in connection with our contracts; (h) possible period-to-period fluctuations in our non-recurring revenues and related cash flows; (i) competition and our ability to compete effectively; (j) unsatisfaction with our services by our clients; (k) our dependency to a significant extent on third party providers, such as subcontractors, a relatively small number of primary software vendors, utility providers and network providers; (l) our ability to identify, acquire or integrate other businesses or technologies; (m) our ability to manage our operations and our growth; (n) termination rights, audits and investigations related to our Government contracts; (o) delays in signing and commencing new business; (p) the effect of some provisions in contracts and our ability to control costs; (q) claims associated with our actuarial consulting and benefit plan management services; (r) claims of infringement of third-party intellectual property rights; (s) laws relating to individually identifiable information; (t) potential breaches of our security system; (u) the impact of budget deficits and/or fluctuations in the number of requests for proposals issued by governments; (v) risks regarding our international and domestic operations; (w) fluctuations in foreign currency exchange rates; (x) our ability to attract and retain necessary technical personnel, skilled management and qualified subcontractors; (y) risks associated with loans that we service; (z) the effect of certain provisions of our certificate of incorporation, bylaws and Delaware law and our stock ownership; and (aa) the price of our Class A common stock.
For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, and other reports from time to time we file with or furnish to the SEC. Forward-looking statements contained or referenced in this Quarterly Report and its exhibits speak only as of the date of this Report and forward-looking statements in documents incorporated by reference speak only as to the date of those documents. We disclaim, and do not undertake any obligation to, update or release any revisions to any forward-looking statement.
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
We enter into long-term relationships with clients to provide services that meet their ongoing business requirements while supporting their mission critical business process or information technology needs. We derive our revenues from delivering comprehensive business process outsourcing and information technology services solutions to commercial and government clients. A substantial portion of our revenues is derived from recurring monthly charges to our clients under service contracts with initial terms that vary from one to ten years. The recurring nature of our revenue provides us with predictable revenue streams during differing economic cycles. We define recurring revenues as revenues derived from services that our clients use each year in connection with their ongoing businesses, and accordingly, exclude software license fees, short-term contract programming and consulting engagements, product installation fees, and hardware and software sales. However, if we add consulting or other services to enhance the value delivered and offered to our clients that are primarily short-term in nature, we may experience variations in our mix of recurring versus non-recurring revenues.
New Business Pipeline
Management focuses on various metrics in analyzing our business and its performance and outlook. One such metric is our sales pipeline, which was approximately $2 billion of annual recurring revenues as of September 30, 2008. Our sales pipeline includes potential business opportunities that will be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue that are in excess of $100 million. Both the Commercial and Government pipelines have significant, quality opportunities within our vertical markets and horizontal solutions. As of September 30, 2008, the Commercial segment comprised approximately 55% of our pipeline and the Government segment comprised the remaining 45%. By service line, approximately 81% of our pipeline is business process outsourcing and approximately 19% of the pipeline is information technology solutions as of September 30, 2008. The Commercial segment pipeline includes opportunities in information technology services, commercial healthcare, transactional business process outsourcing and finance and accounting outsourcing. The Government segment pipeline includes opportunities in our domestic and international transportation business, in the state and local market for information technology and eligibility services, in government healthcare and with the federal government.
While the magnitude of our sales pipeline is an important indicator of potential new business signings and potential future internal revenue growth, actual new business signings and internal revenue growth depend on a number of factors including the effectiveness of our sales pursuit teams, competition for a deal, deal pricing, cash flow generation qualities of each deal and are subject to risks described further in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
New Business Signings
We define new business signings as estimated annual recurring revenue from new contracts and the incremental portion of renewals that are signed during the period, which represents the estimated first twelve months of revenue to be recorded under the contracts after full implementation. We use new business signings to forecast prospective revenues and to estimate capital commitments. Revenues for new business signings are measured under generally accepted accounting principles in the United States (“GAAP”). There are no third party standards or requirements governing the calculation of new business signings and our measure may not be comparable to similarly titled measures of other companies. We define total contract value as the estimated total revenues from contracts signed during the period. We use total contract value as an additional measure of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments. Revenues for annual recurring revenue and total contract value are measured under GAAP.
During the three months ended September 30, 2008, we signed contracts with new clients and incremental business with existing clients representing $203.4 million of annual recurring revenue with an estimated $774.3 million in total contract value. The Commercial segment contributed 45% of the new contract signings (based on annual recurring revenues) including new contracts with Ingersoll Rand for information technology services, Indiana Public Employees’ Retirement Fund for human resources outsourcing and Apple Computer, Inc. for customer service call center support. The Government segment contributed 55% of the new contract signings (based on annual recurring revenues) including new contracts with the Department of Education for loan servicing under the Federal Family Education Loan program and Montgomery County, Maryland for speed enforcement services.
Internal Revenue Growth
We use internal revenue growth as a measure of the organic growth of our business. Internal revenue growth is measured as total revenue growth less revenues from acquisitions and revenues from divested operations. At the date of an acquisition, we identify the trailing twelve months of revenue of the acquired company as the “pre-acquisition revenue of acquired companies.” Pre-acquisition revenue of the acquired companies is considered “acquired revenues” in our calculation, and actual revenues from the acquired company, either above or below “acquired revenues” are components of “internal growth” in our calculation. Revenues from divested operations are excluded from the internal revenue growth calculation in the periods following the effective date of the divestiture. We believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. Prior period internal revenue growth calculations are not restated for current period divestitures. Our measure of internal revenue growth may not be comparable to similarly titled measures of other companies. During the three months ended September 30, 2008, total revenue grew 8% over the prior year period excluding divestitures and internal revenue grew 5% over the prior year period.
Client Renewal Rates
We focus on the performance of our contractual obligations and continually monitor client satisfaction. Renewal rates are the best indicator of client satisfaction. We calculate our renewal rate based on the total annual recurring revenue of renewals won as a percentage of total annual recurring revenue of all renewals sought. During the three months ended September 30, 2008, we renewed approximately 76% of total renewals sought, totaling $304.3 million of annual recurring revenue with a total contract value of approximately $1.1 billion. The decline of our renewal rate during the three months ended September 30, 2008 is primarily due to the non-renewal of the Georgia Medicaid contract, for which our protest of the award to a competitor was denied during the quarter. We will continue to earn revenue under our Georgia Medicaid contract until the end of fiscal year 2010. We do not expect a permanent drop in our renewal rates. Average contract life for renewals varies between our government and commercial segments. The average contract life of renewals in the government segment is often longer than those in the commercial segment.
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
We monitor the capital intensity, defined as the total of capital expenditures and additions to intangible assets as a percentage of revenue, of new business signings. Understanding the capital intensity of new business signings is critical in determining the future free cash flow generating levels of our business. Historically, the capital intensity in our business has ranged between 5% and 7% of revenue. During the three months ended September 30, 2008 and 2007, the overall capital intensity of our business was approximately 5% of revenues. We expect that as our new business signings ramp, we will incur capital expenditures associated with the new business, which could result in increased capital intensity over the fiscal year 2008 percentage, but we expect that the capital intensity will remain within our historical range. We believe the expected capital intensity range of our new business signings reflects a healthy competitive environment and the related risks we are taking with respect to our new business process outsourcing business and information technology services business.
Employees
Attracting, retaining and training our employees has been a key component to our historical success and will continue to be a major factor in our future success. Because we operate in intensely competitive markets, our success depends to a significant extent on our ability to attract, retain and motivate highly skilled and qualified personnel. We review our employee retention rates on a regional and global basis to ensure that we are competitive in hiring, retaining and motivating our employees. We utilize activity based compensation as a means to motivate certain of our employees in both segments of our business and believe our use of activity based compensation is a competitive advantage for ACS.
Other
We identified a number of risk factors in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Management monitors the general economic conditions, changes in technology and other developments in the markets we serve, competitive pricing trends and contractual terms for future impact on the Company in order to be able to respond effectively and on a timely basis to these developments.
We report our financial results in accordance with GAAP. However, we believe that certain non-GAAP financial measures and ratios, used in managing our business, may provide users of this financial information with additional meaningful comparisons between current results and prior reported results. Certain of the information set forth herein and certain of the information presented by us from time to time (including free cash flow and internal revenue growth) may constitute non-GAAP financial measures within the meaning of Regulation G adopted by the SEC. We have presented herein and we will present in other information we publish that contains any of these non-GAAP financial measures a reconciliation of these measures to the most directly comparable GAAP financial measure. The presentation of this non-GAAP information is not meant to be considered in isolation or as a substitute for comparable amounts determined in accordance with GAAP.
Significant Developments
Deason/Cerberus Proposal
Please see Note 3 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for a discussion of the Deason/Cerberus proposal to purchase the Company.
During the three months ended September 30, 2008 and 2007, we recognized approximately $0.1 million and $4.1 million, respectively, in legal and other costs related to this potential transaction and $0.7 million and $0.8 million, respectively, related to stockholder derivative lawsuits related to this potential transaction as discussed in Note 11 to our Consolidated Financial Statements.

Subsequent Events
On October 30, 2008, we announced that we intend to implement an off-shoring initiative in order to lower future labor costs. Under this initiative, approximately 4,200 full-time employee positions in the United States and elsewhere are currently expected to be eliminated by the end of the first quarter of fiscal year 2010 while additional employees are hired in other locations outside the United States. The total pre-tax cost to eliminate these employee positions under this initiative is currently estimated at $38 million to $42 million, of which severance costs are currently estimated to be $14 million to $16 million and transition and other expenses are currently estimated to be $24 million to $26 million. We currently expect that almost all of these expenses will be cash expenditures. Additionally, we will be required to open additional facility sites and expand current facility sites outside of the United States in order to accommodate the increased offshore headcount. Capital expenditures related to these facilities are currently estimated at $15 million to $20 million over the next four quarters. We currently expect to incur a pre-tax charge for severance costs of $14 million to $16 million and transition and other expenses of $7 million to $9 million during the three months ended December 31, 2008 related to this initiative.

Revenue Growth
Internal revenue growth is measured as total revenue growth less acquired revenue from acquisitions and revenues from divested operations. At the date of acquisition, we identify the trailing twelve months of revenue of the acquired company as the “pre-acquisition revenue of acquired companies.” Pre-acquisition revenue of the acquired companies is considered “acquired revenues” in our calculation, and revenues from the acquired company, either above or below that amount are components of “internal growth” in our calculation. We use the calculation of internal revenue growth to measure revenue growth excluding the impact of acquired revenues and the revenue associated with divested operations and we believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. Revenues from divested operations are excluded from the internal revenue growth calculation in the periods following the effective date of the divestiture. Internal revenue growth calculations reported in prior periods are not restated for current period divestitures. Our measure of internal revenue growth may not be comparable to similarly titled measures of other companies. The following table sets forth the calculation of internal revenue growth (in thousands):

	Three Months Ended September 30,
	2008	2007	$ Growth	Growth %
Consolidated
Total Revenues	$1,604,454	$1,493,083	$111,371	7%
Less: Divestitures	(316)	(8,116)	7,800

Adjusted	$1,604,138	$1,484,967	$119,171	8%

Acquired revenues	$48,511	$—	$48,511	3%
Internal revenues	1,555,627	1,484,967	70,660	5%

Total	$1,604,138	$1,484,967	$119,171	8%

Commercial
Total Revenues (a)	$959,417	$878,879	$80,538	9%
Less: Divestitures	(24)	(2,902)	2,878

Adjusted	$959,393	$875,977	$83,416	10%

Acquired revenues	$34,244	$—	$34,244	4%
Internal revenues	925,149	875,977	49,172	6%

Total	$959,393	$875,977	$83,416	10%

Government
Total Revenues (b)	$645,037	$614,204	$30,833	5%
Less: Divestitures	(292)	(5,214)	4,922

Adjusted	$644,745	$608,990	$35,755	6%

Acquired revenues	$14,267	$—	$14,267	2%
Internal revenues	630,478	608,990	21,488	4%

Total	$644,745	$608,990	$35,755	6%

(a)	The Commercial segment includes revenues from operations divested through September 30, 2008 of $2.9 million for the three months ended September 30, 2007.

(b)	The Government segment includes revenues from operations divested through September 30, 2008 of $0.3 million and $5.2 million for the three months ended September 30, 2008 and 2007, respectively.

Results of Operations
The following table sets forth the items from our Consolidated Statements of Income expressed as a percentage of revenues. Please refer to the comparisons below for discussion of items affecting these percentages.

	Three months ended
	September 30,
	2008	2007
Revenues	100.0%	100.0%

Operating expenses:
Cost of revenues:
Wages and benefits	45.7%	46.9%
Services and supplies	23.3%	22.9%
Rent, lease and maintenance	12.6%	12.4%
Depreciation and amortization	6.1%	6.1%
Other	0.7%	0.4%

Cost of revenues	88.4%	88.7%

Other operating expenses	0.8%	1.6%

Total operating expenses	89.2%	90.3%

Operating income	10.8%	9.7%

Interest expense	2.2%	2.9%
Other non-operating expense (income), net	0.3%	0.0%

Pretax profit	8.3%	6.8%

Income tax expense	3.1%	2.4%

Net income	5.2%	4.4%

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007
Revenues
During the three months ended September 30, 2008, our revenues increased $111.4 million, or 7%, to $1.6 billion from $1.5 billion during the three months ended September 30, 2007. Excluding operations divested through September 30, 2008, revenues increased $119.2 million, or 8%. Internal revenue growth for the three months ended September 30, 2008 was 5% and the remainder of the revenue growth was related to acquisitions.
Revenue in our Commercial segment, which represents 60% of consolidated revenue for the three months ended September 30, 2008, increased $80.5 million, or 9%, to $959.4 million during the three months ended September 30, 2008 compared to the same period last year. Excluding operations divested through September 30, 2008, revenues increased $83.4 million, or 10%. Internal revenue growth was 6% and growth from acquisitions was 4%. Internal revenue growth was due primarily to growth in contracts with Verizon Wireless, Sprint Nextel Corporation, Allergan, Inc., GlaxoSmithKline, and Caremark, Inc. We also experienced growth in our learning process outsourcing and human resources consulting lines of business. The items discussed above collectively represent approximately 73% of our internal revenue growth for the period in this segment.
Revenue in our Government segment, which represents 40% of consolidated revenue for the three months ended September 30, 2008, increased $30.8 million, or 5%, to $645 million during the three months ended September 30, 2008 compared to the same period last year. Excluding revenues from operations divested through September 30, 2008, revenues increased $35.8 million, or 6%. Internal revenue growth was 4% and growth from acquisitions was 2%. We experienced growth in the following areas (i) our government healthcare line of business for Medicaid contracts with the District of Columbia and the states of Alaska, North Dakota and Tennessee, contracts with Florida Healthy Kids Corporation and Florida Choice

Counseling and a contract with the state of Pennsylvania for medical management review systems offset by declines due to the loss of the Florida Medicaid contract; (ii) our government constituent services line of business for contracts with the Texas Department of Housing and Community Affairs for eligibility determination and project management, the states of Pennsylvania, North Carolina and Nevada for unemployment insurance payment processing and the state of Indiana for electronic card payment processing; and (iii) our contract with the Department of Education. These increases were offset by a decline in our transportation business due to nonrecurring fare collection work in fiscal year 2008 for the city of Melbourne, Australia and lower unclaimed property business during the three months ended September 30, 2008. The areas discussed above collectively represent approximately 80% of our internal revenue growth for the period in this segment.
Operating expenses
Wages and benefits increased $34.1 million, or 4.9% during the three months ended September 30, 2008 compared to the same period in the prior year. As a percentage of revenue wages and benefits decreased 1.2% to 45.7% from 46.9% during the same period in the prior year. During the three months ended September 30, 2008 and 2007, we recorded $(0.3 million) and $0.8 million for estimated costs related to certain former employees’ stock options as discussed in Note 11 to our Consolidated Financial Statements. During the three months ended September 30, 2007, we recorded $1.2 million of compensation expense related to amending certain employee stock options as discussed in Note 11 to our Consolidated Financial Statements. During the three months ended September 30, 2008, we recorded lower compensation expense related to our deferred compensation plans as a result of decreases in the value of the liability to employees. The remaining decrease is primarily due to growth in our information technology business for which there was lower wages and benefits than our other operations.
Services and supplies increased $31.7 million, or 9.3%, to $373.5 million during the three months ended September 30, 2008 compared to the same period in the prior year. As a percentage of revenue, services and supplies increased 0.4% to 23.3% from 22.9% during the same period of the prior year. During the three months ended September 30, 2008, we recorded $0.1 million in costs related to our ongoing stock option investigation. During the three months ended September 30, 2007, we recorded $3.7 million in costs related to the potential sale of the Company as discussed in Significant Developments above.
Rent, lease and maintenance expenses increased $17.2 million, or 9.3%, to $202.1 million during the three months ended September 30, 2008 compared to the same period in the prior year. As a percentage of revenue, rent, lease and maintenance expenses increased 0.2%, to 12.6% from 12.4% during the same period in the prior year. During the three months ended September 30, 2008 and 2007, we recorded $0.6 million and $0.5 million, respectively, for electronic data storage costs related to our ongoing stock option investigation.
Other operating expenses decreased $9.2 million, or 39.6%, to $14.1 million during the three months ended September 30, 2008 compared to the same period in the prior year. As a percentage of revenue, other operating expenses decreased 0.8%, to 0.8%. During the three months ended September 30, 2008 and 2007, we recorded $3.6 million and $10.7 million, respectively, for legal costs related to our ongoing stock option investigation and stockholder derivative lawsuits as discussed in Note 11 to our Consolidated Financial Statements. During the three months ended September 30, 2008 and 2007, we recorded $0.7 million and $1.2 million, respectively, for legal costs related to the potential sale of the Company and stockholder derivative lawsuits. During the three months ended September 30, 2008, we recorded a pre-tax gain of approximately $0.2 million related to the sale of our bindery business as discussed in Note 10 to our Consolidated Financial Statements.

Operating income
Operating income increased $27.3 million, or 18.8%, to $172.7 million. As a percentage of revenue, operating income increased 1.1% to 10.8% during the three months ended September 30, 2008 from 9.7% during the same period of the prior year. Operating income during the three months ended September 30, 2008 and 2007 was impacted by the items discussed above, including the following (in millions):

	Three months ended
	September 30,
	2008	2007
Government segment:
Gain on sale of bindery business	$0.2	$—

Corporate segment:
Legal costs associated with the ongoing stock option investigations and stockholder derivative lawsuits	(4.4)	(11.1)
Legal costs associated with the potential sale of the Company and stockholder derivative lawsuits	(0.8)	(4.9)
Cost related to amending certain employee stock options	—	(1.2)
Cost related to certain former employees’ stock options	0.3	(0.8)

Total	$(4.7)	$(18.0)

As a percentage of revenue	-0.3%	-1.2%

Change as a percentage of revenue explained above	0.9%
Other net change as a percentage of revenue	0.2%

Total change as a percentage of revenue	1.1%

Interest expense
Interest expense decreased $8.8 million during the three months ended September 30, 2008 compared to the same period in the prior year, to $35.2 million primarily due lower interest rates on outstanding debt.
Other non-operating expense (income), net
Other non-operating expense (income), net increased $4.4 million during the three months ended September 30, 2008 compared to the same period in the prior year primarily due to losses on the investments supporting our deferred compensation plans.
Income tax expense
Our effective income tax rate increased to 37.5% for the three months ended September 30, 2008 from 35.2% for the three months ended September 30, 2007.  The effective tax rate for the three months ended September 30, 2007 included interest credits on expected tax refunds. Our effective income tax rate is higher than the 35% federal statutory rate primarily due to the effect of state income taxes.
Liquidity and Capital Resources
Cash flow
During the three months ended September 30, 2008, we generated approximately $62.6 million in cash flows provided by operating activities compared to $8 million in the three months ended September 30, 2007. Our cash flows provided by operating activities were impacted by higher collections on accounts receivable and lower payments to employees for annual incentive compensation plans offset by timing of payments to vendors for accounts payable and accrued liabilities.
Accounts receivable fluctuations may have a significant impact on our cash flows provided by operating activities. Accounts receivable can be negatively impacted by growth in revenues in one fiscal year or quarter compared to the prior fiscal year or quarter, where collections typically lag behind the related client billings, resulting in a use of cash for operating activities. Conversely, when revenue growth slows, then accounts receivable is positively impacted, resulting in a source of cash for operating activities. Additionally, accounts receivable is impacted by contracts where we apply percentage-of-completion accounting in the recognition of revenues. Under such contracts we may receive a different amount of payments from the clients during that fiscal year or quarter than the amount that we record as revenues during the same period. Such payments are typically dependent on original contract negotiations as to the timing of when such payments are due, and based on actual operational performance in the delivery of the contract milestones and associated client acceptance required under the contracts.

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

	Three months ended
	September 30,
	2008	2007
Net cash provided by operating activities	$62,602	$8,023
Purchases of property, equipment and software, net	(64,550)	(65,841)
Additions to other intangible assets	(9,541)	(9,481)

Free cash flow	$(11,489)	$(67,299)

During the three months ended September 30, 2008, net cash used in investing activities was $61.6 million compared to $99 million during the same period of the prior year. During the three months ended September 30, 2008, we used $4.8 million for acquisitions, primarily for contingent consideration and a working capital settlement related to prior year acquisitions. During the three months ended September 30, 2007, we used $23.7 million for acquisitions, net of cash acquired, primarily for contingent consideration payments for prior year acquisitions. Cash used for the purchase of property, equipment and software and additions to other intangible assets was $74.1 million and $75.3 million for the three months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008, we received $10.6 million in proceeds on investments which matured during the quarter and purchased $2.6 million of investments to support our deferred compensation plans.
During the three months ended September 30, 2008 and 2007, net cash provided by (used in) financing activities was $(28.1 million) and $29.7 million, respectively. Such financing activities include net borrowings on our Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”), proceeds from the exercise of stock options and excess tax benefits from stock-based compensation.
Credit arrangements
Draws made under our Credit Facility are made to fund cash acquisitions and share repurchases and for general working capital requirements. During the last twelve months, the balance outstanding under our credit facilities for borrowings ranged from $1.82 billion to $1.87 billion. At September 30, 2008, we have approximately $864.1 million of unused commitment under our revolving credit facility after giving effect to outstanding indebtedness of $62.3 million and $73.7 million of outstanding letters of credit that secure certain contractual performance and other obligations. Based on the current leverage ratios under our Credit Facility, we have approximately $379.3 million available for current draw under this revolving facility. At September 30, 2008, we had $1.82 billion outstanding under our Credit Facility, of which $1.8 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt. Approximately $1.79 billion of our outstanding Credit Facility bore interest from 4.45% to 6.25% and approximately $31.9 million bore interest from 3.74% to 3.91%. Please see Note 7 to our Consolidated Financial Statements for a discussion of the interest rate swap and interest rate collar agreements related to interest rates on our Credit Facility. We are in compliance with the covenants of our Credit Facility, as amended, as of the date of filing of this report.
Please see Note 11 to our Consolidated Financial Statements for a discussion of our outstanding surety bonds and letters of credit.
Please see Note 11 to our Consolidated Financial Statements for a discussion of the declaratory action with respect to the alleged default and purported acceleration of our Senior Notes.

Capital and Credit Market Risk
Due to the tightening of the capital and credit markets, we have performed assessments to determine the impact, if any, of recent market developments on our financial statements. Our additional assessment has included a review of access to liquidity in the credit market, counterparty creditworthiness, and operational risk. While we believe that the defensive nature of our business model provides us with predictable revenue streams during differing economic cycles, the current market volatility may create additional risks in the future.
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
Derivative instruments and hedging activities
Please see Note 7 to our Consolidated Financial Statements for a discussion of our derivative instruments and hedging activities.
Share Repurchase Program
Please see Note 4 to our Consolidated Financial Statements for a discussion of our share repurchase program.
Stock Option Repricing
Please see Note 11 to our Consolidated Financial Statements for a discussion of our offer to former employees related to stock option revised measurement dates as the result of our internal investigation of our stock option grant practices.
Other
At September 30, 2008, we had cash and cash equivalents of $434.8 million compared to $461.9 million at June 30, 2008. Our working capital (defined as current assets less current liabilities) increased $107.6 million to $1.13 billion at September 30, 2008 from $1.02 billion at June 30, 2008. Our current ratio (defined as total current assets divided by total current liabilities) was 2.1 and 1.9 at September 30, 2008 and June 30, 2008, respectively. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 50% and 51% at September 30, 2008 and June 30, 2008, respectively.
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

Disclosures about Contractual Obligations and Commercial Commitments as of September 30, 2008 (in thousands):

		Payments Due by Period
		Less than 1			After
Contractual Obligations	Total	Year	1-3 Years	4-5 Years	5 Years

Long-term debt (1)	$1,818,251	$18,278	$36,076	$1,763,840	$57
Senior Notes, net of unamortized discount (1)	499,549	—	249,971	—	249,578
Capital lease obligations (1)	52,870	28,700	22,854	1,316	—
Operating leases (2)	925,262	320,813	442,331	108,993	53,125
Purchase obligations (3) (4)	42,181	13,647	28,534	—	—

Total Contractual Cash Obligations	$3,338,113	$381,438	$779,766	$1,874,149	$302,760

		Amount of Commitment Expiration per Period
	Total
	Amounts	Less than 1			After 5
Other Commercial Commitments	Committed	Year	1-3 Years	4-5 Years	Years

Standby letters of credit	$73,677	$65,677	$8,000	$—	$—
Surety bonds	642,527	549,673	92,854	—	—

Total Commercial Commitments	$716,204	$615,350	$100,854	$—	$—

(1)	Excludes accrued interest of $11 million at September 30, 2008.

(2)	We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2013, which are included in operating leases in the table.

(3)	We have entered into various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2011, and are included in purchase obligations in the table.

(4)	In June 2006, we entered into a two year agreement with Rich Capital, LLC, an M&A advisory firm owned by Jeffery A. Rich, a former Chief Executive Officer, to provide us with advisory services in connection with potential acquisition candidates. This contractual obligation is included in purchase obligations in the table above. However, we have currently suspended payment under this agreement pending determination whether Rich Capital, LLC is capable of performing its obligations under the contract in view of the internal investigation’s conclusions regarding stock options awarded to Mr. Rich.
We made contributions of approximately $3.6 million to our pension plans during the three months ended September 30, 2008 and expect to contribute approximately $15 million to our pension plans during fiscal year 2009. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of September 30, 2008. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies for discussion of our pension plans.
As of September 30, 2008, we had gross reserves for uncertain tax positions totaling $34.4 million, which excludes $8.4 million of offsetting tax benefits recorded in accordance with FIN 48 (defined in Critical Accounting Policies – Income Taxes below).  We anticipate a significant change in the next 12 months to the total amount of FIN 48 unrecognized benefits due to ongoing negotiations with taxing authorities.  However, due to the uncertain nature of the settlement process, we are unable to make a reasonable estimate as to when cash settlements of these uncertain tax positions with taxing authorities will occur.
Please see Note 11 to our Consolidated Financial Statements for a discussion of our outstanding surety bonds and letters of credit.
Please see Note 11 to our Consolidated Financial Statements for a discussion of our obligation to make contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions.
As discussed in Note 11 to our Consolidated Financial Statements, as of September 30, 2008 we accrued approximately $1.1 million to be paid to former employees related to stock option revised measurement dates as the result of our internal investigation of our stock option grant practices.

Please see Note 11 to our Consolidated Financial Statements for a discussion of our exposure under our Commercial contract to perform third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions.
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
Stock-Based Compensation
SFAS No. 123 (revised 2004), “Share-based Payment” (“SFAS 123(R)”) requires us to recognize compensation expense for all stock-based payment arrangements based on the fair value of the stock-based payment on the date of grant. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:
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
Pension and Post-Employment Benefits
SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), establishes standards for reporting and accounting for pension benefits provided to employees. On June 30, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires recognition of the funded status of a defined benefit plan in the statement of financial position as an asset or liability if the plan is overfunded or underfunded, respectively. Changes in the funded status of a plan are required to be recognized in the year in which the changes occur, and reported in comprehensive income as a separate component of stockholders’ equity. Further, certain gains and losses that were not previously recognized in the financial statements are required to be reported in comprehensive income, and certain disclosure requirements were changed.
We made assumptions of discount rate, long-term rate of return on assets and rate of increase in compensation levels in order to determine our benefit obligations and net periodic benefit costs. These assumptions are described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There have been no changes to our assumptions since that filing.
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
Income Taxes
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances. Our provision for income taxes includes the impact of these reserve changes. In the event that there is a significant unusual or one-time item recognized in our operating results, the taxes attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.
Deferred income taxes are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which such differences are expected to reverse. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.
Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties.
Fair Value Measurements
We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) effective July 1, 2008. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). SFAS 157 is applied under existing accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. There was no impact on our financial condition and results of operations as a result of the adoption of SFAS 157.
In February 2008, FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157” which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually. We are currently evaluating the impact, if any, that FSP FAS 157-2 will have on our financial condition and results of operations.
The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Our fair value measurements as of September 30, 2008 are derived from Level 2 inputs that vary by type of financial instrument and consider nonperformance risk of the Company and that of its counterparties. We attributed Level 2 support to our foreign currency and interest rate risk hedges for which we were able to independently verify the valuation provided to us by the sponsoring financial institutions, using inputs such as currency exchange rates and interest rate forward pricing curves obtained from third party information and data retrieval services. We attributed Level 2 support to the values provided by third party administrators and fund custodians for the assets and liabilities related to our deferred compensation plans, for which we were able to independently verify quoted prices for similar assets traded in active markets.
New Accounting Pronouncements
Please see Note 12 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates.
Our Credit Facility is a variable rate facility that is tied to LIBOR. Based on our outstanding variable rate debt of $717 million at September 30, 2008, net of $1.1 billion under our interest rate swap and interest rate collar agreements discussed below, a 100 basis point change in LIBOR would change annual interest expense by approximately $4.0 million ($2.5 million, net of income tax).
We entered into a zero cost interest rate collar in January 2008. The collar is designated as a cash flow hedge of forecasted interest payments associated with our floating rate debt, and contains an interest rate cap of 3.281% and a floor of 2.425%. The notional amount of the collar is $500 million, which combined with our $600 million interest rate swap (discussed below), hedges $1.1 billion of our floating rate debt. The interest rate collar was executed in two transactions each having two year terms, $300 million of which expires on January 30, 2010 and $200 million of which expires February 11, 2010.
In March 2007, we entered into a five-year amortizing interest rate swap agreement. As of September 30, 2008 and June 30, 2008, the notional amount of the agreement totaled $600 million. The agreement is designated as a cash flow hedge of forecasted interest payments on floating rate debt. The interest rate swap is structured such that we pay a fixed rate of interest of 4.897%, and receive a floating rate of interest based on one month LIBOR.

As of September 30, 2008, there have been no other material changes in our market risk from June 30, 2008. For further information regarding our market risk, please see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2008. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2008 our disclosure controls and procedures were effective. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 11 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
As of the date of filing of this report, there have not been any material changes to the information related to the Item IA. Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on August 28, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Please see Note 11 to our Consolidated Financial Statements for a discussion of the declaratory action with respect to the alleged default and purported acceleration of our Senior Notes.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Reference is made to the Index to Exhibits beginning on page 41 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November, 2008.

AFFILIATED COMPUTER SERVICES, INC.
By:	/s/ Kevin Kyser
Kevin Kyser
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit
Number	Exhibit Name
2.1	Stock Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Corporation and Affiliated Computer Services, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Service, Inc. and Affiliated Computer Services, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.3	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).

2.4	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).

2.5	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Certificate of Elimination of the Series A Cumulative Redeemable Preferred Stock of Affiliated Computer Services, Inc. dated August 20, 2001 (filed as Exhibit 4.3 to our Registration Statement on Form S-8, File No. 333-42385, filed June 13, 2007 and incorporated herein by reference).

3.4	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on August 21, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed August 27, 2008 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.5	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.6	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

9.1	Voting Agreement, as amended December 7, 2007, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 99.1 to our Current Report on Form 8-K filed December 10, 2007 and incorporated herein by reference).

10.1†	1997 Stock Incentive Plan of the Company (filed as Appendix D to our Joint Proxy Statement on Schedule 14A, filed November 14, 1997 and incorporated herein by reference).

10.2†	Amendment No.1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004 (filed as Exhibit 4.6 to our Registration Statement on Form S-8, filed December 6, 2005 and incorporated herein by reference).

Index to Exhibits

Exhibit
Number	Exhibit Name
10.3†	2007 Equity Incentive Plan of the Company (filed as Appendix C to our Proxy Statement on Schedule 14A, filed April 30, 2007 and incorporated herein by reference).

10.4†	Form of Directors Indemnification Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 5, 2008 and incorporated herein by reference).

10.5†	Form of Change in Control Agreement, dated as of June 9, 2008 (June 6, 2008, in the case of Ann Vezina), by and between Affiliated Computer Services, Inc. and each of Tom Burlin, Kevin Kyser and Tom Blodgett (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.6†	Change in Control Agreement, dated as of June 9, 2008, by and between Affiliated Computer Services, Inc. and John Rexford (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.7†	Supplemental Executive Retirement Agreement, dated as of December 15, 1998, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed September 29, 1999 and incorporated herein by reference).

10.8†	Amendment to Supplemental Executive Retirement Agreement, dated as of November 13, 2003, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

10.9†	Amendment No. 2 to Supplemental Executive Retirement Agreement, dated as of June 30, 2005, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2005 and incorporated herein by reference).

10.10†	Amended and Restated Executive Employment Agreement, effective as of May 1, 2008, by and between Affiliated Computer Services, Inc. and Lynn Blodgett (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.11†	Employment Agreement, as amended December 7, 2007, between the Company and Darwin Deason (filed as Exhibit 99.2 to our Current Report on Form 8-K, filed December 10, 2007 and incorporated herein by reference).

10.12†	Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2004 and incorporated herein by reference).

10.13†	Affiliated Computer Services, Inc. Executive Benefit Plan, effective as of January 1, 2002, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.14†	Form of Stock Option Agreement (filed as Exhibit 10.17 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.15†	Form of Stock Option Agreement (UK grant) (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.16†	Form of Stock Option Agreement (Switzerland, Canton of Fribourg) (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed May 16, 2006 and incorporated herein by reference.

10.17†	Form of Stock Option Agreement (Switzerland, Cantons of Aargau, Basel-Landschaft, Bern & Zurich) (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed May 16, 2006 and incorporated herein by reference.

10.18†	1997 Stock Incentive Plan for Employees in France (filed as Exhibit 10.35 to our Annual Report on Form 10-K filed January 23, 2007 and incorporated herein by reference.)

10.19†	Form of Stock Option Agreement (France) (filed as Exhibit 10.36 to our Annual Report on Form 10-K filed January 23, 2007 and incorporated herein by reference.)

10.20†	Form of Stock Option Agreement (Canada, other than Quebec) (filed as Exhibit 10.20 to our Annual Report on Form 10-K filed August 28, 2008 and incorporated herein by reference.)

10.21†	Form of Stock Option Agreement (Quebec) (filed as Exhibit 10.21 to our Annual Report on Form 10-K filed August 28, 2008 and incorporated herein by reference.)

10.22†	Form of Stock Option Agreement (Germany) (filed as Exhibit 10.22 to our Annual Report on Form 10-K filed August 28, 2008 and incorporated herein by reference.)

10.23†	Agreement, dated as of September 30, 2005, between Affiliated Computer Services, Inc. and Jeffrey A. Rich (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).

Index to Exhibits

Exhibit
Number	Exhibit Name
10.24	Credit Agreement, dated March 20, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and various other agents, lenders and issuers (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.25	Amendment No. 1 to Credit Agreement dated as of March 30, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.24 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.26	Amendment No. 2 to Credit Agreement dated as of July 6, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.27	Amendment No. 3, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September 28, 2006 and incorporated herein by reference).

10.28	Amendment No. 4, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 22, 2006 and incorporated herein by reference).

10.29	Pledge and Security Agreement, dated March 20, 2006, by and among Affiliated Computer Services and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.30	Deed of Assignment, dated March 20, 2006, by and among the companies listed on Schedule thereto, as Assignors, and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.31	Assignment of Receivables, dated March 20, 2006, by and among the entities listed in Schedule 1 thereto, as Assignors, and Citicorp USA, Inc. as Security Agent (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.32	Agreement and Deed of the Creation of a First Ranking Right of Pledge of Shares in Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.5 on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.33	Agreement and Deed of the Creation of a First Ranking Right of Pledge of Receivables of Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.34	Affirmation of Liens and Guaranties, dated as of July 6, 2006, by and among Affiliated Computer Services, Inc. and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.35	Confirmation Deed, dated as of July 6, 2006, by and among the entities listed on the Schedule thereto and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.36	Engagement Letter between Rich Capital, LLC and Affiliated Computer Services, Inc. dated June 9, 2006 (filed as Exhibit 10.1 on Form 8-K, filed June 12, 2006 and incorporated herein by reference).

10.37	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Mark A. King (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

10.38	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Warren D. Edwards (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Index to Exhibits

Exhibit
Number	Exhibit Name
32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.