Form 10-Q
period 2008-12-31
AFFILIATED COMPUTER SERVICES INC
filed 2009-02-09
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of January 29, 2009

Class A Common Stock, $.01 par value	90,958,872
Class B Common Stock, $.01 par value	6,599,372

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	December 31,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$567,217	$461,883
Accounts receivable, net	1,493,314	1,378,285
Income taxes receivable	—	7,076
Prepaid expenses and other current assets	259,557	255,872

Total current assets	2,320,088	2,103,116

Property, equipment and software, net	912,085	920,637
Goodwill	2,760,023	2,785,164
Other intangibles, net	414,983	444,479
Other assets	187,096	216,003

Total assets	$6,594,275	$6,469,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241,338	$198,191
Accrued compensation and benefits	201,473	244,888
Other accrued liabilities	370,277	338,861
Income taxes payable	11,472	—
Deferred taxes	81,070	82,017
Current portion of long-term debt	50,160	47,373
Current portion of unearned revenue	196,012	173,809

Total current liabilities	1,151,802	1,085,139

Senior Notes, net of unamortized discount	499,569	499,529
Other long-term debt	1,821,548	1,858,012
Deferred taxes	427,872	411,836
Other long-term liabilities	310,930	306,509

Total liabilities	4,211,721	4,161,025

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 111,957 and 111,660 shares issued, respectively	1,119	1,116
Class B convertible common stock, $.01 par value, 14,000 shares authorized, 6,600 shares issued and outstanding	66	66
Additional paid-in capital	1,721,657	1,702,340
Accumulated other comprehensive income (loss), net	(85,462)	18,830
Retained earnings	1,801,142	1,641,990
Treasury stock at cost, 21,002 shares	(1,055,968)	(1,055,968)

Total stockholders’ equity	2,382,554	2,308,374

Total liabilities and stockholders’ equity	$6,594,275	$6,469,399

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues	$1,612,070	$1,511,442	$3,216,524	$3,004,525

Operating expenses:
Cost of revenues:
Wages and benefits	731,948	717,047	1,465,964	1,416,996
Services and supplies	403,365	326,457	776,870	668,223
Rent, lease and maintenance	196,491	185,203	398,634	370,121
Depreciation and amortization	95,616	94,358	193,222	185,182
Other	9,686	6,982	20,034	13,897

Cost of revenues	1,437,106	1,330,047	2,854,724	2,654,419

Other operating expenses	6,425	23,501	20,513	46,811

Total operating expenses	1,443,531	1,353,548	2,875,237	2,701,230

Operating income	168,539	157,894	341,287	303,295

Interest expense	35,896	43,049	71,104	87,019
Other non-operating expense (income), net	3,200	(5,509)	6,900	(6,189)

Pretax profit	129,443	120,354	263,283	222,465

Income tax expense	53,926	38,758	104,131	74,725

Net income	$75,517	$81,596	$159,152	$147,740

Earnings per share:
Basic	$0.77	$0.82	$1.63	$1.48

Diluted	$0.77	$0.81	$1.62	$1.47

Shares used in computing earnings per share:
Basic	97,548	99,505	97,428	99,613

Diluted	97,811	100,310	97,951	100,648
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$159,152	$147,740

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,222	185,182
Stock-based compensation expense	12,389	14,316
Excess tax benefit on stock-based compensation	(1,447)	(2,026)
Deferred income tax expense	28,003	61,472
Impairment charges	—	1,560
(Gain) loss on long-term investments	18,945	(367)
Gain on sale of business units	(1,849)	(2,430)
Other non-cash activities	22,151	11,879
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(103,015)	(85,004)
Prepaid expenses and other current assets	(9,600)	(1,899)
Other assets	(4,112)	(135)
Accounts payable	31,937	60,130
Accrued compensation and benefits	(47,676)	(60,948)
Other accrued liabilities	(8,034)	(33,025)
Income taxes receivable/payable	16,570	4,929
Other long-term liabilities	(15,118)	10,565
Unearned revenue	17,207	18,682

Total adjustments	149,573	182,881

Net cash provided by operating activities	308,725	330,621

Cash flows from investing activities:
Purchases of property, equipment and software, net	(148,596)	(132,402)
Additions to other intangible assets	(17,818)	(17,416)
Payments for acquisitions, net of cash acquired	(18,960)	(23,832)
Proceeds from divestitures, net of transaction costs	10,338	4,035
Purchases of investments	(7,596)	—
Proceeds from sale of investments	12,603	961
Other	—	(6,500)

Net cash used in investing activities	(170,029)	(175,154)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	30,687	197,077
Payments of long-term debt	(72,764)	(193,229)
Purchase of treasury shares	—	(200,000)
Excess tax benefit on stock-based compensation	1,447	2,026
Proceeds from stock options exercised	7,406	29,337
Other, net	(138)	(173)

Net cash used in financing activities	(33,362)	(164,962)

Net increase (decrease) in cash and cash equivalents	105,334	(9,495)
Cash and cash equivalents at beginning of period	461,883	307,286

Cash and cash equivalents at end of period	$567,217	$297,791

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
We are a Fortune 500 and S&P 500 company with more than 70,000 employees providing business process outsourcing and information technology services to commercial and government clients. We were incorporated in Delaware on June 8, 1988, and our corporate headquarters is located in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.
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
2. BUSINESS COMBINATIONS
In December 2008, we completed the acquisition of a South American-based customer care services provider. The transaction was valued at approximately $19.1 million plus related transaction costs, excluding contingent consideration of approximately $18.0 million based on future financial performance and assumed liabilities of $27.0 million. The acquisition was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $46.1 million. We recorded goodwill of $19.8 million, which is not deductible for income tax purposes, and intangible assets of $3.1 million. The $3.1 million of intangible assets is attributable to customer contracts, non-compete agreements and trade names with useful lives of approximately 4 years. Our Consolidated Balance Sheet as of December 31, 2008 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and is expected to be finalized upon receipt of the final third party valuation. We believe this acquisition will expand our customer care offering and will help us provide customers throughout the Americas and Europe a suite of cost competitive bilingual services in English and Spanish for their business process outsourcing solutions. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, December 9, 2008.
This acquisition is not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. GLOBAL PRODUCTION INITIATIVE
In October 2008, we announced plans to implement a global production initiative to lower future labor costs. Under this initiative, we intend to hire approximately 4,200 full-time employees in locations outside of the United States and reduce corresponding positions within the United States and Europe by the end of the first quarter of fiscal year 2010. The total pre-tax cost to reduce these employee positions under this initiative is estimated to be approximately $38.0 million to $42.0 million, of which severance costs are estimated to be approximately $14.0 million to $16.0 million and transition and other expenses are estimated to be approximately $24.0 million to $26.0 million. The transition costs consist primarily of duplicate labor costs as a result of job training and work shadowing, as well as related travel, retention and facility costs during the transition. We expect that substantially all of these expenses will be cash expenditures. The following table reflects the estimated charges over the term of the initiative for each of our segments (in thousands):

	Commercial	Government	Corporate	Total
Severance costs	$12,000 - $13,000	$2,000 - $3,000	$—	$14,000 - $16,000
Transition and other expenses	18,000 - 19,000	4,000 - 5,000	2,000 - 2,000	24,000 - 26,000

Total costs	$30,000 - $32,000	$6,000 - $8,000	$2,000 - $2,000	$38,000 - $42,000

As of December 31, 2008, we have added approximately 2,000 positions outside the United States and reduced corresponding positions in the United States and Europe as a result of this initiative. We accrued severance costs of $12.9 million ($8.0 million, net of income tax) and incurred $3.8 million ($2.3 million, net of income tax) for transition and other expenses in cost of revenues in our Consolidated Statement of Income during the three months ended December 31, 2008. The following table reflects charges recorded during the period in each of our segments (in thousands):

	Three Months Ended December 31, 2008
	Commercial	Government	Corporate	Total
Accrued severance costs	$10,849	$2,043	$—	$12,892
Transition and other expenses	3,180	540	62	3,782

Total costs	$14,029	$2,583	$62	$16,674

Additionally, we anticipate opening new facility sites and expanding current facilities globally in order to accommodate the increased offshore headcount. Capital expenditures related to these facilities are currently estimated at $15 million to $20 million over the next three quarters. During the three months ended December 31, 2008, we incurred $0.7 million in capital expenditures related to these facilities.
The following table reflects the activity for the accruals for involuntary termination of employees related to this initiative (in thousands):

Balance at September 30, 2008	$—
Accruals	12,892
Payments	(1,189)

Balance at December 31, 2008	$11,703

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill for the six months ended December 31, 2008 are as follows (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2008	$1,546,870	$1,238,294	$2,785,164
Acquisition activity during the period	19,799	2,891	22,690
Divestiture activity during the period	—	(2,834)	(2,834)
Foreign currency translation adjustments	(37,491)	(7,506)	(44,997)

Balance as of December 31, 2008	$1,529,178	$1,230,845	$2,760,023

The acquisition activity during the six months ended December 31, 2008 is primarily related to the purchase of a South American-based customer care services provider (see Note 2) and the payment of contingent consideration earned during the period on a prior year acquisition. The divestiture activity during the six months ended December 31, 2008 is due to the sale of the bindery business as discussed in Note 13. Approximately $2.2 billion, or 78%, of the original gross amount of goodwill recorded is deductible for income tax purposes.
The following information relates to our other intangible assets (in thousands):

	As of December 31, 2008		As of June 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Acquired customer-related intangibles	$419,310	$(186,399)	$445,753	$(184,400)
Customer contract costs	256,818	(136,675)	251,837	(130,319)
All other	17,868	(10,827)	19,121	(12,401)

	$693,996	$(333,901)	$716,711	$(327,120)

Non-amortizable intangible assets:
Title plant	$51,045		$51,045
Tradename	3,843		3,843

	$54,888		$54,888

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Amortization:
Contract inducements	$3,790	$3,381	$7,662	$7,109
Acquired customer-related intangibles	10,655	10,945	21,860	21,979
All other intangibles	7,640	6,975	15,853	13,338

Total amortization	$22,085	$21,301	$45,375	$42,426

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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Estimated amortization for the years ending June 30, (in thousands):

2009	$88,923
2010	75,039
2011	63,727
2012	44,374
2013	30,296
5. TRADING SECURITIES
At December 31, 2008, we held equity investments classified as trading securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Trading securities are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short term differences in price. At December 31, 2008, we had $9.7 million of trading securities consisting of shares of common stock with an unrealized gain of $1.0 million related to shares still held on that date. Gains and losses related to trading securities are included in other non-operating expense (income) in our Consolidated Statements of Income.
We hold mutual fund investments related to our deferred compensation plans which are classified as trading securities under SFAS 115. As of December 31, 2008, we had an unrealized trading loss of $(4.8 million) related to $24.2 million of mutual fund investments held on that date. As of December 31, 2007, we had an unrealized trading gain of $0.8 million related to $29.0 million of mutual fund investments held on that date.
6. PENSION AND OTHER POST-EMPLOYMENT PLANS
Net periodic benefit cost
The following table provides the components of net periodic benefit cost (in thousands):

	Three Months Ended December 31,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.
Defined benefit plans:
Service cost	$1,480	$894	$1,570	$926
Interest cost	1,693	191	1,680	123
Expected return on assets	(1,497)	(240)	(1,844)	(173)
Recognized net actuarial gain	1	—	—	—
Amortization of prior service costs	—	55	—	54

Net periodic benefit cost for defined benefit plans	$1,677	$900	$1,406	$930

	Six Months Ended December 31,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.
Defined benefit plans:
Service cost	$3,212	$1,788	$3,098	$1,852
Interest cost	3,687	382	3,312	246
Expected return on assets	(3,283)	(480)	(3,644)	(346)
Recognized net actuarial gain	2	—	—	—
Amortization of prior service costs	—	110	—	108

Net periodic benefit cost for defined benefit plans	$3,618	$1,800	$2,766	$1,860

Contributions
We made contributions to the pension plans of approximately $3.0 million and $6.6 million during the three and six months ended December 31, 2008. We expect to contribute approximately $15.0 million to our pension plans during fiscal year 2009.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Supplemental Executive Retirement Agreement
On December 23, 2008, Darwin Deason, the Chairman of our Board of Directors, agreed, at our request, to amend the Supplemental Executive Retirement Agreement dated December 1998, between Mr. Deason and the Company, as amended in August 2003 and June 2005(the “Agreement”) in order to ensure that the Agreement would comply with Section 409A of the Internal Revenue Code (“Section 409A”). Pursuant to transition rules under Section 409A, we requested that Mr. Deason agree that, on January 1, 2009, the Agreement be terminated and that Mr. Deason receive a cash lump sum, even though he was not retiring. The cash lump sum of approximately $9.5 million, as determined pursuant to the amendment to the Agreement, was paid in January 2009, and was consideration for (1) the accrued benefit that Mr. Deason would have earned under the Agreement, as if normal retirement occurred on January 1, 2009, (2) the costs Mr. Deason incurred in connection with the exercise of the options issued to Mr. Deason in connection with the Agreement in 1998 and (3) the termination of the options issued to Mr. Deason in connection with the Agreement in 2003. Thereafter, we have no obligations to Mr. Deason pursuant to the Agreement or the related options. The termination of the Agreement (the “SERP Termination”) removes the potential future liability we might incur under the Agreement. During the three and six months ended December 31, 2008, we recorded a charge of $8.9 million ($10.4 million, net of income tax) related to the SERP Termination. The $9.5 million lump sum payment, all of which was accrued as of December 31, 2008, was made to Mr. Deason in January 2009.
7. EQUITY
On November 25, 2007, our Board of Directors endorsed a $1 billion share repurchase program and authorized the purchase of up to $200 million of our Class A common stock under this program. The program allowed us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. During the three and six months ended December 31, 2007, we repurchased approximately 4.5 million shares at an average cost of approximately $44.18 per share (approximately $200 million) all of which have been retired. The purchase of these shares was funded with cash on hand and borrowings under our Credit Facility (defined in Note 14).
8. EARNINGS PER SHARE
In accordance with SFAS No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Numerator:
Net Income	$75,517	$81,596	$159,152	$147,740

Denominator:
Basic weighted average shares	97,548	99,505	97,428	99,613
Effect of dilutive securities:
Stock options	263	805	523	1,035

Total potential common shares	263	805	523	1,035

Diluted weighted average shares	97,811	100,310	97,951	100,648

Earnings per share
Basic	$0.77	$0.82	$1.63	$1.48

Diluted	$0.77	$0.81	$1.62	$1.47

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. Weighted average stock options to purchase approximately 13.0 million and 10.4 million shares of common stock during the three months ended December 31, 2008 and 2007, respectively, and 11.3 million and 9.3 million shares of common stock during the six months ended December 31, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the windfall tax benefit.
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises. We calculate the assumed proceeds from excess tax benefits based on the deferred tax assets actually recorded without consideration of “as if” deferred tax assets calculated under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).
9. COMPREHENSIVE INCOME
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
The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income	$75,517	$81,596	$159,152	$147,740
Other comprehensive income (loss):
Foreign currency translation adjustment	(45,559)	3,814	(81,893)	15,556
Unrealized gains (losses) on foreign exchange forward agreements (net of income tax of $(799), $23, $(1,493) and $(91), respectively)	(1,158)	34	(2,303)	(167)
Amortization of unrealized loss on forward interest rate agreements (net of income tax of $240, $240, $480 and $480, respectively)	396	397	792	793
Unrealized gains (losses) on interest rate swap agreement (net of income tax of $(8,793), $(4,685), $(8,633) and $(9,174), respectively)	(14,552)	(7,754)	(14,288)	(15,768)
Unrealized gains (losses) on interest rate collar agreements (net of income tax of $(3,824), $0, $(4,031) and $0, respectively)	(6,328)	—	(6,670)	—
Amortization of prior service costs (net of income tax of $20, $20, $40 and $40, respectively)	35	34	70	68

Comprehensive income	$8,351	$78,121	$54,860	$148,222

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table represents the components of accumulated other comprehensive income (in thousands):

	As of	As of
	December 31,	June 30,
	2008	2008
Foreign currency gains (losses)	$(39,891)	$42,002
Unrealized gains (losses) on foreign exchange forward agreements (net of income tax of $(540) and $953)	(648)	1,655
Unrealized loss on forward interest rate agreements (net of income tax of $(3,732) and $(4,212))	(6,237)	(7,029)
Unrealized gains (losses) on interest rate swap agreement (net of income tax of $(14,811) and $(6,178))	(24,512)	(10,224)
Unrealized gains (losses) on interest rate collar agreements (net of income tax of $(3,252) and $779)	(5,381)	1,289
Unrecognized prior service costs (net of income tax of $(488) and $(528))	(863)	(933)
Unrealized losses on funded status of pension and other benefit plans (net of income tax of $(3,259) and $(3,259))	(7,930)	(7,930)

Total	$(85,462)	$18,830

10. DERIVATIVES AND HEDGING INSTRUMENTS
Interest rate hedges
In January 2008, we entered into a zero cost interest rate collar with an interest rate cap of 3.281% and a floor of 2.425%. The notional amount of the collar is $500 million executed in two transactions each having two year terms, $300 million of which expires on January 30, 2010 and $200 million of which expires on February 11, 2010. In March 2007, we entered into a five-year amortizing interest rate swap agreement structured so that we pay a fixed interest rate of 4.897%, and receive a floating interest rate equal to the one-month LIBOR rate. At December 31, 2008, the notional amount of the interest rate swap was $600 million. The interest rate collar and interest rate swap are designated as a cash flow hedge of forecasted interest payments on up to $1.1 billion of outstanding floating rate debt. The transactions had a fair market value of zero at inception. The unrealized loss on the transactions as of December 31, 2008 of $48 million ($29.9 million, net of income tax) is reflected in accumulated other comprehensive income (loss), net and the fair market value of $(48 million) is reflected in other accrued liabilities and other long-term liabilities. There was no deemed ineffectiveness related to these cash flow hedges. The unrealized loss on the transactions as of June 30, 2008 of $14.3 million ($8.9 million, net of income tax) is reflected in accumulated other comprehensive income (loss), net and the fair market value of $(14.3 million) was reflected in other long-term liabilities.
In order to hedge the variability of future interest payments related to our Senior Notes issuance, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of the Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) was recorded in accumulated other comprehensive income (loss), net, and is being amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. We amortized approximately $0.6 million to interest expense during both the three months ended December 31, 2008 and 2007 and $1.3 million to interest expense during both the six months ended December 31, 2008 and 2007.
Foreign currency forward agreements
We utilize derivative financial instruments to manage our exposure to foreign currencies related to our domestic and international operations. We enter into foreign currency forward agreements in order to hedge the exchange rate risk associated with specific forecasted transactions, including payments and receipts from customers and suppliers, and funding of operating expenses of our offshore operations. We designate only those contracts which closely match the terms of the underlying transaction as cash flow hedges for accounting purposes. The forward contracts are assessed for effectiveness at inception and on an ongoing basis. During the three and six months ended December 31, 2008 and 2007, there was no material deemed ineffectiveness related to cash flow hedges, and no reclassification to earnings due to hedged transactions no

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
longer expected to occur. The contracts will expire at various times over the next 24 months, with the majority expiring within the next 12 months. The net gain or loss on the contracts will be recognized in earnings when the contracts are settled.
As of December 31, 2008 and June 30, 2008, the notional amount of our foreign exchange cash flow hedges was $83.2 million and $42.6 million, respectively. As of December 31, 2008, an unrealized loss of $2.9 million ($1.8 million, net of income tax) was recorded in accumulated other comprehensive income (loss), net and the fair market value of $2.9 million was recorded in other current liabilities. As of December 31, 2008, an unrealized gain of $1.7 million ($1.2 million, net of income tax) was recorded in accumulated other comprehensive income (loss), net and the fair market value of $1.7 million was recorded in other current assets. As of June 30, 2008, the unrealized gain on these foreign exchange forward agreements, reflected in accumulated other comprehensive income (loss), net, was $2.6 million ($1.7 million, net of income tax) and the fair market value of $2.6 million was reflected in other current assets.
The table below provides additional information as of December 31, 2008 about our foreign currency forward contracts designated as cash flow hedges (in thousands):

	Notional
	Amount in
	$US					Weighted	Cumulative
	(Functional					Average	Unrealized
	currency in	Functional		Counter		Contract	Gain (Loss)
Hedged Transaction	$US)	Currency		Currency		Rate	in $US

Receipt of revenue	$638	EUR	452	CAD	623	0.726	$118
Payment of operating expenses	40,616	USD	40,616	MXN	550,000	13.541	(2,490)
Payment of operating expenses	11,104	USD	11,104	PHP	568,800	51.223	663
Payment of operating expenses	26,132	USD	26,132	INR	1,290,000	49.364	(394)
Receipt of revenue	3,328	CHF	3,514	NOK	17,683	0.199	795
Receipt of revenue	411	CHF	434	EUR	269	1.613	31
Payment for equipment	976	USD	976	CHF	1,136	1.163	89

Total	$83,205						$(1,188)

As part of the acquisition of the Transport Revenue division of Ascom AG in December 2005, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and U.S. dollar revenues. These agreements do not qualify for hedge accounting under SFAS 133. In addition, we have entered into certain other foreign currency contracts not designated as hedges for accounting purposes, although management believes they are essential economic hedges. We recorded a gain on non-qualified hedging instruments of approximately $1.4 million ($0.9 million, net of income tax) and $0.7 million ($0.5 million, net of income tax) for the three and six months ended December 31, 2008, respectively, in other non-operating expense (income), net in our Consolidated Statements of Income. We recorded income on non-qualified hedging instruments of approximately $1.0 million ($0.7 million, net of income tax) and $0.8 million ($0.6 million, net of income tax) for the three and six months ended December 31, 2007, respectively, in other non-operating expense (income), net in our Consolidated Statements of Income. As of December 31, 2008 and June 30, 2008, the notional amount of these agreements was $8.3 million and $21.5 million, respectively, and will expire at various times over the next 24 months, with the majority expiring within the next 6 to 12 months. The fair market value of the foreign exchange forward agreements as of December 31, 2008 of approximately $0.2 million was recorded in other current assets in our Consolidated Balance Sheets. The fair market value of the foreign exchange forward agreements as of June 30, 2008 of approximately $(0.6 million) was recorded in other current liabilities in our Consolidated Balance Sheets.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. FAIR VALUE MEASUREMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and liabilities. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). SFAS 157 is applied under existing accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. We adopted SFAS 157 effective July 1, 2008. There was no impact to our results of operations or financial condition as a result of the adoption of SFAS 157.
In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually. We are currently evaluating the impact, if any, that FSP 157-2 will have on our financial condition and results of operations.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

Description	Level 1	Level 2	Level 3	Total
ASSETS
Other current assets
Equity securities (a)	$9,661	$—	$—	$9,661
Foreign currency derivatives (b)	—	1,970	—	1,970
Other assets
Deferred compensation investments in cash surrender life insurance (c)	—	47,260	—	47,260
Deferred compensation investments in mutual funds (d)	—	24,156	—	24,156

Total assets	$9,661	$73,386	$—	$83,047

LIABILITIES
Other current liabilities
Foreign currency derivatives (b)	$—	$2,915	$—	$2,915
Interest rate swap (e)	—	19,422	—	19,422
Other long-term liabilties
Deferred compensation plan liabilities (f)	—	67,890	—	67,890
Interest rate swap and collar (e)	—	28,534	—	28,534

Total liabilities	$—	$118,761	$—	$118,761

(a)	The fair value of the equity securities is determined using quoted prices in active markets for identical instruments.

(b)	Foreign currency derivatives consist of foreign currency forward agreements. Fair value is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties.

(c)	Fair value is reflected as the cash surrender value of company owned life insurance.

(d)	Fair value is based on quoted market prices for actively traded assets similar to those held by the deferred compensation plan.

(e)	The fair values of the interest rate swap and collar are determined using prices obtained from pricing agencies and financial institutions that develop values based on inputs observable in active markets, including interest rates, with consideration given to the nonperformance risk of the Company and that of its counterparties.

(f)	Fair value of the deferred compensation liability is based on the fair value of investments corresponding to employees’ investment selections, based on quoted prices for similar assets in actively traded markets.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. SEGMENT INFORMATION
The following is a summary of certain financial information by reportable segment (in thousands):

	Commercial	Government	Corporate	Consolidated
Three Months Ended December 31, 2008
Revenues (a)	$963,354	$648,716	$—	$1,612,070
Operating expenses (excluding depreciation and amortization)	813,541	515,907	18,467	1,347,915
Depreciation and amortization expense	68,607	26,191	818	95,616

Operating income (loss)	$81,206	$106,618	$(19,285)	$168,539

Three Months Ended December 31, 2007
Revenues (a)	$903,022	$608,420	$—	$1,511,442
Operating expenses (excluding depreciation and amortization)	748,147	464,808	46,235	1,259,190
Depreciation and amortization expense	69,456	24,513	389	94,358

Operating income (loss)	$85,419	$119,099	$(46,624)	$157,894

Six Months Ended December 31, 2008
Revenues (b)	$1,922,771	$1,293,753	$—	$3,216,524
Operating expenses (excluding depreciation and amortization)	1,611,766	1,027,102	43,147	2,682,015
Depreciation and amortization expense	139,226	52,543	1,453	193,222

Operating income (loss)	$171,779	$214,108	$(44,600)	$341,287

Six Months Ended December 31, 2007
Revenues (b)	$1,781,901	$1,222,624	$—	$3,004,525
Operating expenses (excluding depreciation and amortization)	1,478,401	945,518	92,129	2,516,048
Depreciation and amortization expense	135,352	49,027	803	185,182

Operating income (loss)	$168,148	$228,079	$(92,932)	$303,295

(a)	Revenues in our Commercial segment include revenues from operations divested through December 31, 2008 of $3.5 million for the three months ended December 31, 2007. Revenues in our Government segment include revenues from operations divested through December 31, 2008 of $5.5 million for the three months ended December 31, 2007.

(b)	Revenues in our Commercial segment include revenues from operations divested through December 31, 2008 of $6.4 million for the six months ended December 31, 2007. Revenues in our Government segment include revenues from operations divested through December 31, 2008 of $0.3 million and $10.7 million for the six months ended December 31, 2008 and 2007, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. DIVESTITURES
Sale of bindery business
During the three months ended September 30, 2008, we completed the sale of our bindery business in our Government segment and recorded a pre-tax gain on the sale of approximately $0.2 million ($0.8 million loss, net of income tax) in other operating expenses in our Consolidated Statements of Income. The bindery business was not strategic to our ongoing operations.
Revenues from the bindery business were $0 and $3.7 million for the three months ended December 31, 2008 and 2007, respectively, and $0.3 million and $7.1 million for the six months ended December 31, 2008 and 2007, respectively. Operating income from the bindery business, excluding the gain on sale, was $0 and $0.9 million for the three months ended December 31, 2008 and 2007, respectively, and $0 and $1.7 million for the six months ended December 31, 2008 and 2007, respectively.
Sale of Unclaimed Property Reporting and Recovery Business
During the three months ended June 30, 2008, we completed the sale of Unclaimed Property Reporting and Recovery (“UPRR”) in our Commercial segment. During the three months ended June 30, 2008, we recorded a pre-tax gain on the sale of approximately $1.0 million ($0.6 million, net of income tax). During the three and six months ended December 31, 2008, we recorded an additional $0.3 million ($0.2 million, net of income tax) and $0.5 million ($0.4 million, net of income tax), respectively, in other operating expenses in our Consolidated Statements of Income. The UPRR business was not strategic to our ongoing operations.
Revenues from the UPRR business were $3.5 and $6.4 million for the three and six months ended December 31, 2007, respectively. Operating income from the UPRR business, excluding the gain on sale, was $0.2 million and $0.3 million for the three and six months ended December 31, 2007, respectively.
Sale of our decision support business
During the three months ended December 31, 2007, we completed the sale of our decision support business in our Government segment and recorded a pre-tax gain on the sale of approximately $2.4 million ($1.6 million, net of income tax) in other operating expenses in our Consolidated Statements of Income. The decision support business was not strategic to our ongoing operations.
Revenues from the decision support business were $1.8 million and $3.7 million for the three and six months ended December 31, 2007, respectively. Operating income from the decision support business was $0.8 million and $1.5 million for the three and six months ended December 31, 2007, respectively.
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
On May 17, 2006, we received a grand jury subpoena from the United States District Court, Southern District of New York, requesting production of documents related to the granting of our stock option grants. We have responded to the grand jury subpoena and have produced documents to the United States Attorney’s Office in connection with the grand jury proceeding. We have informed the SEC and the United States Attorney’s Office for the Southern District of New York of the results of our internal investigation into our stock option grant practices (discussed below) and will continue to cooperate with these governmental entities and their investigations.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Related income tax effects included deferred income tax benefits on the compensation expense, and additional income tax liabilities and estimated penalties and interest related to the application of Internal Revenue Code Section 162(m) and related Treasury Regulations (“Section 162(m)”) to stock-based executive compensation previously deducted, that was no longer deductible as a result of revised measurement dates of certain stock option grants. We also included in our restatements additional income tax liabilities and estimated penalties and interest, with adjustments to additional paid-in capital and income tax expense, related to certain cash and stock-based executive compensation deductions previously taken under Section 162(m), which we believed may be non-deductible as a result of information that has been obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. During the three months ended March 31, 2007, we paid approximately $35 million of estimated income taxes, penalties and interest related to Section 162(m) issues. This payment is reflected in cash flows from operating activities at June 30, 2007. During fiscal year 2008, we resolved Section 162(m) executive compensation issues for fiscal years 2001 through 2003 with the Internal Revenue Service and used the same resolution criteria to adjust the liabilities for fiscal years 2004 and 2005, resulting in a revised liability of $26.9 million of income tax, interest and penalties. During the three months ended June 30, 2008, $5.9 million was released to income tax expense and $0.5 million was credited to additional paid-in capital. At this time, we cannot predict when these Section 162(m) issues will be resolved for fiscal years 2004 and 2005.
In December 2006, we amended the exercise price of outstanding stock options of certain current executive officers, other executive officers and former executive officers in order to re-price all or a portion of the respective option grant to the revised measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. We paid cash payments in the aggregate amount of $2.4 million in accordance with the terms of the amendment during the three months ended March 31, 2008 from cash flows from operating activities. Of the $2.4 million cash payment, approximately $0.5 million was charged to wages and benefits in our Consolidated Statement of Income during the three months ended December 31, 2006, and the balance was charged to additional paid-in capital in our Consolidated Balance Sheet.
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
The tender offer expired on July 17, 2007. Pursuant to the offer, we accepted for amendment options to purchase 1,696,650 shares of our Class A common stock, which represented 99.6% of the shares of our Class A common stock subject to all Eligible Options. We paid cash payments in the aggregate amount of $4 million in accordance with the terms of the tender offer in the three months ended March 31, 2008 from cash flows from operating activities. During the three months ended

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2007, we charged approximately $1.3 million to wages and benefits in our Consolidated Statement of Income and charged the balance of the estimated cash payments to additional paid-in capital in our Consolidated Balance Sheet.
In July 2007, we notified certain former employees with vested, unexercised and outstanding options which had exercise prices per share that were less, or may have been less, than the fair market value per share of our Class A common stock on the revised measurement dates for such options, as determined by us for accounting and tax purposes, that we will pay them the additional 20% income tax imposed by Section 409A based on the excess, if any, of the fair market value of our Class A common stock (up to $62 per share or up to $1.9 million in the aggregate) on the date a triggering event occurs or condition exists that under Section 409A results in the excess being recognized and reported as income on the former employee’s W-2 and the exercise price of the affected option (reduced by any gain that had become subject to tax in a prior year because of an earlier triggering event). As of December 31, 2008, we anticipate that these income tax reimbursements will be up to approximately $0.6 million based on the fair market value of our Class A common stock on the exercise date and will be paid from cash flows from operating activities as the triggering event occurs for each option holder. During the three and six months ended December 31, 2008, we credited approximately $(0.5 million) and $(0.8 million), respectively, and during the three and six months ended December 31, 2007, we (credited)/charged approximately $(0.4 million) and $0.5 million, respectively, to wages and benefits in our Consolidated Statements of Income related to these income tax reimbursements based on the current fair market value of our Class A common stock as of December 31, 2008 and 2007, respectively. The estimated liability related to these income tax reimbursements will be adjusted to reflect changes in the current fair market value of our Class A common stock each quarter until the options are exercised.
During the three months ended September 30, 2007, we amended the exercise price of outstanding stock options of certain current executive officers in order to re-price all or a portion of the respective option grants to the revised measurement date to avoid adverse tax consequences to individual option holders under Section 409A of the Internal Revenue Code. We paid cash payments in the aggregate amount of $0.3 million in accordance with the terms of the amendment during the three months ended March 31, 2008 from cash flows from operating activities. Of the $0.3 million cash payment, approximately $43,000 was charged to wages and benefits in our Consolidated Statement of Income in the three months ended September 30, 2007, and the balance was charged to additional paid-in capital in our Consolidated Balance Sheet.
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
The Huntsinger, Oury, and Anchorage lawsuits were consolidated into one case on June 5, 2006, under the caption In Re Affiliated Computer Services, Inc. Derivative Litigation in the District Court of Dallas County, Texas, 193rd Judicial District (the “Texas State Derivative Action”). Plaintiffs seek to recover damages sustained by the Company, equitable relief, including disgorgement, and reimbursement for fees and expenses incurred in connection with the suits, including attorney’s fees. On March 26, 2007, plaintiffs filed a Third Amended Consolidated Complaint in which the plaintiffs alleged certain of the defendants breached their fiduciary duties in evaluating the buyout offer from Cerberus and any other offers (see further

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
discussion below in “Litigation Arising from Buy-out Offer”). Defendant Jeff Rich filed a Motion for Summary judgment on the basis of his purported release that has not been heard yet by the court. Additionally, the individual defendants filed a Motion for Partial Summary Judgment on the basis that plaintiffs lack standing concerning certain option grants that has not yet been heard by the court. On June 5, 2008, the parties filed a Stipulation to Stay Proceedings, ceasing all case activity for 60 days and on August 7, 2008 ACS filed an agreed motion to extend the stay. There is no pending trial date at this time.
On November 20, 2008, the parties filed their Joint Motion for Preliminary Approval of Settlement of Derivative Claims and Approval of Notice. The judge granted preliminary approval of the motion and scheduled a hearing for final approval of the settlement to be held on February 13, 2009.
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
On August 15, 2006, plaintiff filed a First Amended Complaint in the Brandin lawsuit (the “Delaware Chancery Case”). The First Amended Complaint added Lynn R. Blodgett, David W. Black, Henry Hortenstine, Peter A. Bracken, William L. Deckelman, Jr., Warren Edwards, John M. Brophy, John Rexford, Dennis McCuistion, J. Livingston Kosberg and Clifford M. Kendall. On April 5, 2007, plaintiff Brandin filed a Motion for Summary Judgment against Darwin Deason, Jeffrey Rich and Mark King. Each of the parties has filed their respective briefs and a hearing on the Motion for Summary Judgment was held on February 5, 2008. In addition, on October 16, 2007, each of the individual defendants filed a Motion for Partial Dismissal, based on plaintiff’s lack of standing to challenge most of the stock option grants at issue. On June 3, 2008, an Unopposed Motion to Stay Pending SLC Determination was filed, which automatically granted a 60 day stay in this matter with a later court order extending the stay for an additional 30 days. The stay was extended an additional 60 days by agreement of all parties on August 7, 2008. On November 25, 2008, the Delaware court was informed of the proposed settlement and related filing in the Texas State Derivative Action.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On February 1, 2008, plaintiffs filed their Second Amended Derivative Complaint. Defendants filed motions to dismiss this complaint and filed a Motion to Strike the complaint for failing to comply with the parameters of the December 17, 2007 order permitting plaintiffs to file an amended complaint.
On May 23, 2008, plaintiffs filed a Motion Seeking an Order re Defendants’ Efforts to Compromise the Claims seeking an injunction against settlement of either the Delaware or Texas derivative matters (the “Injunction Motion”). On May 30, 2008, ACS filed a Motion to Stay Pending SLC Determination (the “ACS Stay Motion”). On September 18, 2008, the judge denied the Injunction Motion and the ACS Stay Motion. On November 17, 2008, the judge denied all motions to dismiss. The trial of this matter is scheduled for December 7, 2009.
The Texas Federal Derivative Action is being vigorously defended. We continue to believe that we have a meritorious defense to all or a substantial portion of the plaintiffs’ claims, and accordingly, have not accrued any amount on our Consolidated Balance Sheets related to the lawsuits. However, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any, should an unfavorable outcome occur for the Texas Federal Derivative Action.
Regarding the Texas State Derivative Action and the Delaware Chancery Case
On October 21, 2008, a Special Litigation Committee previously formed by the Company’s Board of Directors completed its review of the Texas State Derivative Action and the Delaware Chancery Case. The Special Litigation Committee formally recommended that these cases be settled pursuant to the terms of a Memorandum of Understanding which was signed by the Company, the individual defendants in these cases and the plaintiffs in these cases on October 28, 2008.
On November 20, 2008, the parties filed their Joint Motion for Preliminary Approval of Settlement of Derivative Claims and Approval of Notice with the Texas State District Court. The judge granted preliminary approval of the motion and scheduled a hearing for final approval on February 13, 2009.
Notice to shareholders of the proposed settlement as defined in the approved notice was sent on December 10, 2008. Shareholders had until January 23, 2009 to file an objection to the settlement, including the award and amount of attorneys’ fees to the plaintiffs. The proposed settlement includes the release of all state and federal derivative claims related to our prior stock option grant practices, the dismissal of the Texas State Derivative Action and the Delaware Chancery Case, the payment of an amount up to $13 million in legal fees by the Company to the plaintiffs’ law firms and the collection of approximately $1.8 million from certain current and former executive officers and other monetary and non-monetary benefits to the Company, such as the cancellation of amounts claimed to be owed some of the defendants. The cancellation or repricing of such stock options was completed in previous periods. The proposed settlement also requires the Company to make or have made specified corporate governance and other changes.
On January 23, 2009, the Plaintiffs in the Federal Court action filed an Objection to the proposed settlement. The parties filed their respective responses. The Texas State Court will hold the final approval hearing on February 13, 2009 where the court will rule on any stockholder objections and decide whether or not to approve the final settlement. An award of attorneys’ fees to the plaintiffs is not final until the court rules on the anticipated objections to the settlement and approves the settlement.
We have assessed the probability of loss pursuant to SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). Due to the uncertainty related to the approval of the terms in the Memorandum of Understanding or the amounts that may be paid or collected upon reaching a settlement and final approval by the Court and resolution of the expected appeal process, we do not believe it is possible at this time to reasonably estimate the possible loss or range of loss, if any, related to the execution of the Memorandum of Understanding and therefore have not recorded any amounts in our financial statements for these claims.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
United States District Court of Texas for the Northern District of Texas
Based on the same set of facts as alleged in the above cases, two lawsuits were filed under the Employee Retirement Income Security Act (“ERISA”) alleging breach of ERISA fiduciary duties by the directors and officers as well as the ACS Benefits Administrative Committee, in connection with the retention of ACS’ Class A common stock as an investment option in the ACS Savings Plan, and by causing the our Savings Plan to invest in our Class A common stock in light of the alleged stock option issues, as follows:
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
On February 12, 2007, the Simeon case and the Burke case were consolidated into one case, under the caption, In re Affiliated Computer Systems [sic] ERISA Litigation, Master File No. 3:06-CV-1592-M. On December 20, 2007, an Order Preliminarily Approving Settlement was entered in the In re Affiliated Computer Systems [sic] ERISA Litigation consolidated case. Principally, the settlement provided for a payment to the plaintiffs and the ACS Savings Plan of a total of $1.5 million, which included attorney fees, and received the final approval of the court at a hearing held on October 23, 2008. We recorded a charge of $1.5 million ($1.0 million, net of income tax) in other operating expense in our Consolidated Statement of Income during the three months ended December 31, 2007.
Other Related Matters
On December 9, 2008, Mr. Deason received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff is considering recommending that the SEC bring civil claims against Mr. Deason for alleged violations of the federal securities laws in connection with certain public disclosures relating to the Company’s historical stock option grant practices. Under the procedure established by the SEC, Notice recipients have the opportunity to respond in writing to a Notice before the staff makes any formal recommendation to the SEC regarding what claims, if any, should be brought by the SEC. Mr. Deason and the Company believe that there is no basis for any claim against Mr. Deason, and they have separately provided written submissions to the SEC vigorously defending that position. The Company has not received any indication that it will receive a Wells Notice from the SEC.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On May 4, 2007, each of the six Delaware buy-out cases was consolidated into one case, pending in the Delaware Chancery Court, entitled In Re Affiliated Computer Services, Inc. Shareholder Litigation, Civil Action No. 2821-VCL. On October 30, 2007, Cerberus withdrew its offer to acquire ACS. On November 2, 2007, a Consolidated Amended Class Action and Derivative Complaint was filed by the plaintiffs, adding allegations of breach of fiduciary duties related to the events surrounding the resignation of the outside directors. Plaintiffs seek equitable relief and recovery of unspecified monetary damages sustained by the Company. On April 8, 2008, a Verified Consolidated Second Amended Class and Derivative Action Complaint was filed alleging class and derivative claims of breach of fiduciary duty against all individual defendants and class and derivative for aiding and abetting against Cerberus and Citigroup. On May 23, 2008, all defendants, including ACS, filed their respective motions to dismiss. The hearing on the motions occurred on October 22, 2008. On February 6, 2009, the judge in the case granted ACS’ Motion to Dismiss and dismissed each of plaintiffs’ counts with prejudice. The plaintiffs may appeal this decision.
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
In addition, in the Texas State Court Consolidated stock option derivative case, on March 26, 2007, plaintiffs filed a Third Amended Consolidated Complaint, adding causes of action related to the announced buy-out transaction as well. On May 1, 2007, ACS and the individual defendants filed a Special Exceptions Motion, on the grounds that plaintiffs’ buy-out claims were not yet ripe for adjudication, i.e., no claim related to the Proposal can properly be the subject of litigation, because the Proposal has not been accepted or recommended by either the Company or by the Special Committee formed to evaluate the Proposal and strategic alternatives to the Proposal, and that plaintiffs cannot bring both direct and derivative claims in a single lawsuit. The Third Amended Petition also alleges breach of fiduciary duty premised upon an allegation that our assets and information were misappropriated by Mr. Deason and Cerberus in order to facilitate their preparation of the Proposal, and that the Proposal represents an attempt to extinguish the derivative claims related to stock option practices by eliminating the standing of the plaintiff stockholders to pursue those claims. The Third Amended Petition also suggested that the consideration offered to stockholders in the Proposal was inadequate and sought to enjoin consummation of the Proposal. Plaintiffs sought equitable relief and recovery of unspecified monetary damages sustained by the Company.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Second Amended Derivative Complaint does not contain any allegations concerning the buy-out. Defendants filed motions to dismiss this complaint and filed a Motion to Strike the complaint for failing to comply with the parameters of the December 17, 2007 order permitting plaintiffs to file an amended complaint.
On May 23, 2008, Plaintiffs filed a Motion Seeking an Order re Defendants’ Efforts to Compromise the Claims which sought an injunction against settlement of either the Delaware or Texas derivative matters (the “Injunction Motion”). On May 30, 2008, we filed a Motion to Stay Pending SLC Determination (the “ACS Stay Motion”). On September 18, 2008, the judge denied the Injunction Motion and the ACS Stay Motion. On November 17, 2008, the judge denied all motions to dismiss. The trial is scheduled for December 7, 2009.
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
It is our position that no default occurred under the Indenture and that no acceleration occurred with respect to the Senior Notes or otherwise under the Indenture. Further we filed a lawsuit against the Trustee in the United States District Court, Northern District of Texas, Dallas Division, seeking a declaratory judgment affirming our position. The Trustee filed an answer and counterclaim seeking immediate payment of all principal and accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim sought damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes. On February 12, 2008, the judge granted our Motion for Summary Judgment, awarded us our court costs, and dismissed all counter-claims against us. Subsequently, Defendant Wilmington Trust Co. filed its Notice of Appeal and Appellant Brief. We have filed our response and the matter is set for oral argument in the 5th Circuit Court on February 9, 2009.
Unless and until there is a final judgment rendered in the lawsuit described above (including any appellate proceedings), no legally enforceable determination can be made as to whether the failure to timely file the Annual Report on Form 10-K for the period ending June 30, 2006 is a default under the Indenture as alleged by the letters referenced above. If there is a final

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
legally enforceable determination that the failure to timely file the Annual Report on Form 10-K for the period ending June 30, 2006 is a default under the Indenture, and that acceleration with respect to the Senior Notes was proper, the principal and premium, if any, and all accrued and unpaid interest, if any, on the Senior Notes would be immediately due and payable.
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
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $10 million ($6.2 million, net of income tax), unamortized deferred financing costs of $1.8 million ($1.1 million, net of income tax) and unamortized discount of $0.4 million ($0.3 million, net of income tax) associated with our Senior Notes as of December 31, 2008 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.
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
Investigations Regarding Florida Workforce Contracts
On January 30, 2004, the Florida Agency for Workforce Innovation’s (“AWI”) Office of Inspector General (“OIG”) issued a report that reviewed 13 Florida workforce regions, including Dade and Monroe counties, and noted concerns related to the accuracy of customer case records maintained by our local staff. We had no revenue related to our workforce contracts in the state of Florida in fiscal years 2009 and 2008, as this business was sold during fiscal year 2006. In March 2004, we filed our response to the OIG report. The principal workforce policy organization for the State of Florida, which oversees and monitors the administration of the State’s workforce policy and the programs carried out by AWI and the regional workforce boards, is Workforce Florida, Inc. (“WFI”). On May 20, 2004, the Board of Directors of WFI held a public meeting at which the Board of Directors of WFI announced that WFI did not see a systemic problem with our performance of these workforce services and that it considered the issue closed. There were also certain contract billing issues that arose during the course of our performance of our workforce contract in Dade County, Florida, which ended in June 2003. However, during the three months ended September 30, 2004, we settled all financial issues with Dade County with respect to our workforce contract with that county and the settlement was fully reflected in our results of operations for the three months ended September 30, 2004. We were also advised in February 2004 that the SEC had initiated an informal investigation into the matters covered by the OIG’s report, although we have not received any request for information or documents since the middle of calendar year 2004. On March 22, 2004, ACS State and Local Solutions (“ACS SLS”) received a grand jury document subpoena issued by the U.S. District Court for the Southern District of Florida. The subpoena was issued in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (“DOL”) into the subsidiary’s workforce contracts in Dade and Monroe counties in Florida, which also expired in June 2003, and which were included in the OIG’s report. On August 11, 2005, the South Florida Workforce Board notified us that all deficiencies in our Dade County workforce contract have been appropriately addressed and all findings are considered resolved.

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
Other
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2008, $626.3 million of our outstanding surety bonds and $54.8 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $18.8 million of our letters of credit secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
Our Commercial education business performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At December 31, 2008, we serviced a FFEL portfolio of approximately 3.3 million loans with an outstanding principal balance of approximately $43.1 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of December 31, 2008, other accrued liabilities include reserves which we believe to be adequate.
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the six months ended December 31, 2008 and 2007, we made contingent consideration payments of $2.9 million and $23.7 million, respectively, related to acquisitions completed in prior years. As of December 31, 2008, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities was approximately $57.5 million. Any such payments result in a corresponding increase in goodwill.
As of December 31, 2008, we had gross reserves for uncertain tax positions totaling $35.0 million, which excludes $8.4 million of offsetting tax benefits recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). We anticipate a significant change in the next 12 months to the total amount of FIN 48 unrecognized benefits due to ongoing negotiations with taxing authorities. However, due to the uncertain nature of the settlement process, we are unable to make a reasonable estimate as to when cash settlements of these uncertain tax positions with taxing authorities will occur.
In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.
15. NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 157 effective July 1, 2008. Please see Note 11 for a discussion of the adoption of SFAS 157 for financial assets and liabilities. There was no impact on our financial condition and results of operations as a result of the adoption of SFAS 157.
In February 2008, FASB issued FSP 157-2 which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually. We are currently evaluating the impact, if any, that FSP 57-2 will have on our financial condition and results of operations.
In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. We adopted FSP 157-3 effective with the financial statements ended September 30, 2008. The adoption of FSP 157-3 had no impact on our financial condition and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS 159 effective July 1, 2008. We did not elect the fair value option under SFAS 159 for any of our financial assets or liabilities upon adoption. The adoption of SFAS 159 did not have a material impact on our financial condition or results of operations.

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the impact, if any, that SFAS 161 will have on our financial statement disclosures.
In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We have not yet determined the effect, if any, that FSP 132(R)-1 will have on our financial statement disclosures.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
All statements and assumptions contained or referenced in this Quarterly Report and its exhibits that are not based on historical fact, such as statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies, indebtedness, litigation, competitive positions, growth opportunities and plans and objectives of management, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such forward-looking statements and assumptions include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies, indebtedness, litigation, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the anticipated results, prospects, performance or achievements expressed or implied by such statements. Such risks and uncertainties include, but are not limited to: (a) the cost and cash flow impact of our debt and our ability to obtain further financing; (b) a reversal, on appeal, of a lower court’s determination that we have not defaulted on our Senior Notes and that those Notes have not been accelerated; (c) the complexity of the legal and regulatory environments in which we operate, including the effect of claims and litigation; (d) our oversight by the SEC and other regulatory agencies and investigations by those agencies; (e) our credit rating or further reductions of our credit rating; (f) a decline in revenues from or a loss or failure of significant clients; (g) our ability to recover capital investments in connection with our contracts; (h) possible period-to-period fluctuations in our non-recurring revenues and related cash flows; (i) competition and our ability to compete effectively; (j) dissatisfaction with our services by our clients; (k) our dependency to a significant extent on third party providers, such as subcontractors, a relatively small number of primary software vendors, utility providers and network providers; (l) our ability to identify, acquire or integrate other businesses or technologies; (m) our ability to manage our operations and our growth; (n) termination rights, audits and investigations related to our Government contracts; (o) delays in signing and commencing new business; (p) the effect of some provisions in contracts and our ability to control costs; (q) claims associated with our actuarial consulting and benefit plan management services; (r) claims of infringement of third-party intellectual property rights; (s) laws relating to individually identifiable information; (t) potential breaches of our security system; (u) the impact of budget deficits and/or fluctuations in the number of requests for proposals issued by governments; (v) risks regarding our international and domestic operations; (w) fluctuations in foreign currency exchange rates; (x) our ability to attract and retain necessary technical personnel, skilled management and qualified subcontractors; (y) risks associated with loans that we service; (z) the effect of certain provisions of our certificate of incorporation, bylaws and Delaware law and our stock ownership; and (aa) the price of our Class A common stock.
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
We generate the majority of our revenues under long-term contracts, which historically has provided a certain level of predictability with regards to our financial results. However, our financial results may be impacted by global economic conditions. If the current economic downturn is prolonged or severe, it could negatively affect our clients, their financial results and their demand for our services. If the demand for our services declines, it could have a material negative impact on our business. However, we believe that the diversity of our services and client base will help us mitigate the impact of a sustained downturn. We continue to closely monitor our costs of operations in order to remain flexible in responding to the overall economic uncertainty.

We generally enter into long-term relationships with clients to provide services that meet their ongoing business requirements while supporting their mission critical business process or information technology needs. We derive our revenues from delivering comprehensive business process outsourcing and information technology solutions to commercial and government clients. A substantial portion of our revenues is derived from recurring monthly charges to our clients under service contracts with initial terms that vary from one to ten years. The recurring nature of our revenue provides us with a certain level of predictability with regards to our revenue streams during differing economic cycles. We define recurring revenues as revenues derived from services that our clients use each year in connection with their ongoing businesses, and accordingly, exclude non-recurring revenue related to software license fees, short-term contract programming and consulting engagements, product installation fees, and hardware and software sales. We may experience variations in our mix of recurring versus non-recurring revenues if we provide consulting or other services that are primarily short-term in nature.
New Business Pipeline
Management focuses on various metrics in analyzing our business and its performance and outlook. One such metric is our sales pipeline, which was approximately $2.1 billion of annual recurring revenues as of December 31, 2008. Our sales pipeline includes potential business opportunities that we expect will be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue that are in excess of $100 million. Both the Commercial and Government pipelines have significant, quality opportunities within our vertical markets and horizontal solutions. As of December 31, 2008, the Commercial segment comprised approximately 51% of our pipeline and the Government segment comprised the remaining 49%. By service line, approximately 81% of our pipeline is business process outsourcing and approximately 19% of the pipeline is information technology solutions as of December 31, 2008. The Commercial segment pipeline includes opportunities in information technology services, commercial healthcare, transactional business process outsourcing including customer care centers, human resources outsourcing, learning process outsourcing and finance and accounting outsourcing. The Government segment pipeline includes opportunities in our domestic and international transportation business, in the state and local market for information technology, eligibility and electronic payment services, in government healthcare and with the federal government.
While the size of our sales pipeline is an important indicator of potential new business signings and potential future internal revenue growth, actual new business signings and internal revenue growth depend on a number of factors including the effectiveness of our sales pursuit teams, competition for a deal, deal pricing, cash flow generation qualities of each deal and are subject to risks described further in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
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
During the three months ended December 31, 2008, we signed contracts with new clients and incremental business with existing clients representing $201.8 million of annual recurring revenue with an estimated $852.8 million in total contract value. The Commercial segment contributed 54% of the new contract signings (based on annual recurring revenues) including contracts with US Bank, Bridgepoint Education, Delta Air Lines, Inc., Ingersoll Rand and T-Mobile. The Government segment contributed 46% of the new contract signings (based on annual recurring revenues) including contracts with the Saudi Arabian Ministry of Interior for global transportation services and the Massachusetts Department of Workforce Development for electronic payment services. We continued to leverage our student loan processing solution with the Department of Education.

Internal Revenue Growth
We use internal revenue growth as a measure of the organic growth of our business. Internal revenue growth is measured as total revenue growth less revenues from acquisitions and revenues from divested operations. At the date of an acquisition, we identify the trailing twelve months of revenue of the acquired company as the “pre-acquisition revenue of acquired companies.” Pre-acquisition revenue of the acquired companies is considered “acquired revenues” in our calculation, and actual revenues from the acquired company, either above or below “acquired revenues” are components of “internal growth” in our calculation. Revenues from divested operations are excluded from the internal revenue growth calculation in the periods following the effective date of the divestiture. We believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. Prior period internal revenue growth calculations are not restated for current period divestitures. Our measure of internal revenue growth may not be comparable to similarly titled measures of other companies. During the three months ended December 31, 2008, total revenue grew 7% over the prior year period, excluding divestitures, and internal revenue grew 4% over the prior year period. During the six months ended December 31, 2008, total revenue grew 8% over the prior year period, excluding divestitures, and internal revenue growth grew 4% over the prior year period.
Client Renewal Rates
We focus on the performance of our contractual obligations and continually monitor client satisfaction. Renewal rates are the best indicator of client satisfaction. We calculate our renewal rate based on the total annual recurring revenue of renewals won as a percentage of total annual recurring revenue of all renewals sought. During the three and six months ended December 31, 2008, we renewed approximately 94% and 86%, respectively, of total renewals sought, totaling $456.5 million and $760.8 million, respectively, of annual recurring revenue with a total contract value of approximately $1.3 billion and $2.4 billion, respectively. The decline of our renewal rate during the six months ended December 31, 2008 was primarily due to the non-renewal of the Georgia Medicaid contract, for which our protest of the award to a competitor was denied during the three months ended September 30, 2008. We will continue to earn revenue under our Georgia Medicaid contract until the end of fiscal year 2010. We do not expect a permanent drop in our renewal rates. Average contract life for renewals varies between our government and commercial segments. The average contract life of renewals in the government segment is often longer than those in the commercial segment.
Capital Intensity
Management responds to technological advances and the rapid changes in the requirements of our clients by committing substantial amounts of our resources to the operation of multiple hardware platforms, the customization of products and services that incorporate new technology and the continuous training of our personnel. Management continually assesses the capital intensity of these technological advances and client requirements, addressing the challenge to stay ahead of the competition with innovative solutions and provide a lower cost solution for clients.
We monitor the capital intensity of new business signings, which we define as the total of capital expenditures and additions to intangible assets as a percentage of revenue. The capital intensity of new business signings is critical to determine the future free cash flow generating levels of our business. Historically, the capital intensity in our business has ranged between 5% and 7% of revenue. During the six months ended December 31, 2008 and 2007, the overall capital intensity of our business was approximately 5.2% and 5.0% of revenues, respectively. We expect that as our new business signings ramp, we will incur capital expenditures associated with the new business, which could result in increased capital intensity over the fiscal year 2008 percentage, but we expect that the capital intensity will remain within our historical range. We believe the expected capital intensity range of our new business signings reflects a healthy competitive environment and the related risks we are taking with respect to our new business process outsourcing business and information technology solutions business.
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
Significant Developments
Global Production Initiative
In October 2008, we announced plans to implement a global production initiative to lower future labor costs. Under this initiative, we intend to hire approximately 4,200 full-time employees in locations outside of the United States and reduce corresponding positions within the United States and Europe by the end of the first quarter of fiscal year 2010. The total pre-tax cost to reduce these employee positions under this initiative is estimated to be approximately $38.0 million to $42.0 million, of which severance costs are estimated to be approximately $14.0 million to $16.0 million and transition and other expenses are estimated to be approximately $24.0 million to $26.0 million. The transition costs consist primarily of duplicate labor costs as a result of job training and work shadowing, as well as related travel, retention and facility costs during the transition. We expect that substantially all of these expenses will be cash expenditures. The following table reflects the estimated charges over the term of the initiative for each of our segments (in thousands):

	Commercial	Government	Corporate	Total
Severance costs	$12,000 - $13,000	$2,000 - $3,000	$—	$14,000 - $16,000
Transition and other expenses	18,000 - 19,000	4,000 - 5,000	2,000 - 2,000	24,000 - 26,000

Total costs	$30,000 - $32,000	$6,000 - $8,000	$2,000 - $2,000	$38,000 - $42,000

As of December 31, 2008, we have added approximately 2,000 positions outside the United States and reduced corresponding positions in the United States and Europe as a result of this initiative. We accrued severance costs of $12.9 million ($8.0 million, net of income tax) and incurred $3.8 million ($2.3 million, net of income tax) for transition and other expenses in cost of revenues in our Consolidated Statement of Income during the three months ended December 31, 2008. The following table reflects charges recorded during the period in each of our segments (in thousands):

	Three Months Ended December 31, 2008
	Commercial	Government	Corporate	Total
Accrued severance costs	$10,849	$2,043	$—	$12,892
Transition and other expenses	3,180	540	62	3,782

Total costs	$14,029	$2,583	$62	$16,674

We anticipate using a substantial portion of the savings generated from this initiative to invest in innovation, sales and other client opportunities. Upon completion, we estimate the full annual run rate pre-tax savings will be approximately $40 million after these investments.
Additionally, we anticipate opening new facility sites and expanding current facilities globally in order to accommodate the increased offshore headcount. Capital expenditures related to these facilities are currently estimated at $15 million to $20 million over the next three quarters. During the three months ended December 31, 2008, we incurred $0.7 million in capital expenditures related to these facilities.
The following table reflects the activity for the accruals for involuntary termination of employees related to this initiative (in thousands):

Balance at September 30, 2008	$—
Accruals	12,892
Payments	(1,189)

Balance at December 31, 2008	$11,703

Acquisition
Please see Note 2 to our Consolidated Financial Statements for a discussion of our acquisition activity during the period.
Supplemental Executive Retirement Agreement
Please see Note 6 to our Consolidated Financial Statements for a discussion of the termination of the Supplemental Executive Retirement Plan Agreement (the “SERP Termination”) with the Chairman of our Board of Directors.
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

	Three Months Ended December 31,				Six Months Ended December 31,
	2008	2007	$ Growth	% Growth	2008	2007	$ Growth	% Growth
Consolidated
Total Revenues	$1,612,070	$1,511,442	$100,628	7%	$3,216,524	$3,004,525	$211,999	7%
Less: Divestitures	(24)	(8,972)	8,948		(340)	(17,088)	16,748

Adjusted	$1,612,046	$1,502,470	$109,576	7%	$3,216,184	$2,987,437	$228,747	8%

Acquired revenues	$51,041	$—	$51,041	3%	$99,552	$—	$99,552	4%
Internal revenues	1,561,005	1,502,470	58,535	4%	3,116,632	2,987,437	129,195	4%

Total	$1,612,046	$1,502,470	$109,576	7%	$3,216,184	$2,987,437	$228,747	8%

Commercial
Total Revenues (a)	$963,354	$903,022	$60,332	7%	$1,922,771	$1,781,901	$140,870	8%
Less: Divestitures	(24)	(3,461)	3,437		(48)	(6,363)	6,315

Adjusted	$963,330	$899,561	$63,769	7%	$1,922,723	$1,775,538	$147,185	8%

Acquired revenues	$36,774	$—	$36,774	4%	$71,018	$—	$71,018	4%
Internal revenues	926,556	899,561	26,995	3%	1,851,705	1,775,538	76,167	4%

Total	$963,330	$899,561	$63,769	7%	$1,922,723	$1,775,538	$147,185	8%

Government
Total Revenues (b)	$648,716	$608,420	$40,296	7%	$1,293,753	$1,222,624	$71,129	6%
Less: Divestitures	—	(5,511)	5,511		(292)	(10,725)	10,433

Adjusted	$648,716	$602,909	$45,807	8%	$1,293,461	$1,211,899	$81,562	7%

Acquired revenues	$14,267	$—	$14,267	3%	$28,534	$—	$28,534	3%
Internal revenues	634,449	602,909	31,540	5%	1,264,927	1,211,899	53,028	4%

Total	$648,716	$602,909	$45,807	8%	$1,293,461	$1,211,899	$81,562	7%

(a)	The Commercial segment includes revenues from operations divested through December 31, 2008 of $3.5 million and $6.4 million for the three and six months ended December 31, 2007, respectively.

(b)	The Government segment includes revenues from operations divested through December 31, 2008 of $5.5 million for the three months ended December 31, 2007, and $0.3 million and $10.7 million for the six months ended December 31, 2008 and 2007, respectively.

Results of Operations
The following table sets forth the items from our Consolidated Statements of Income expressed as a percentage of revenues. Please refer to the comparisons below for discussion of items affecting these percentages.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues:
Wages and benefits	45.4%	47.4%	45.6%	47.1%
Services and supplies	25.0%	21.6%	24.2%	22.2%
Rent, lease and maintenance	12.2%	12.3%	12.4%	12.3%
Depreciation and amortization	5.9%	6.2%	6.0%	6.2%
Other	0.6%	0.5%	0.6%	0.5%

Cost of revenues	89.1%	88.0%	88.8%	88.3%

Other operating expenses	0.4%	1.6%	0.6%	1.6%

Total operating expenses	89.5%	89.6%	89.4%	89.9%

Operating income	10.5%	10.4%	10.6%	10.1%

Interest expense	2.3%	2.8%	2.2%	2.9%
Other non-operating expense (income), net	0.2%	-0.4%	0.2%	-0.2%

Pretax profit	8.0%	8.0%	8.2%	7.4%

Income tax expense	3.3%	2.6%	3.3%	2.5%

Net income	4.7%	5.4%	4.9%	4.9%

Comparison of the three months ended December 31, 2008 to the three months ended December 31, 2007
Revenues
During the three months ended December 31, 2008, our revenues increased $100.6 million, or 7%, to $1.61 billion from $1.51 billion during the three months ended December 31, 2007. Excluding operations divested through December 31, 2008, revenues increased $109.6 million, or 7%. Internal revenue growth for the three months ended December 31, 2008 was 4% and the remainder of the revenue growth was related to acquisitions.
Revenue in our Commercial segment, which represents 60% of consolidated revenue for the three months ended December 31, 2008, increased $60.3 million, or 7%, to $963.4 million during the three months ended December 31, 2008 compared to the same period last year. Excluding operations divested through December 31, 2008, revenues increased $63.8 million, or 7%. Internal revenue growth was 3% and growth from acquisitions was 4%. Internal revenue growth was due to growth in the following areas: (i) information technology outsourcing related to project deliveries of hardware and software as well as our contract with Allergan, Inc., offset by declines in our information technology consulting business and our contracts with Nike, Inc. and Computer Sciences Corporation; (ii) business process outsourcing with growth in our relationships with Verizon and Wellpoint, Inc. offset by declines in our healthcare consulting business; and (iii) commercial services with growth in our learning process outsourcing business offset by rate reductions on renewals in our commercial education and financial services business. The items discussed above collectively represent approximately 83% of our internal revenue growth for the period in this segment.
Revenue in our Government segment, which represents 40% of consolidated revenue for the three months ended December 31, 2008, increased $40.3 million, or 7%, to $648.7 million during the three months ended December 31, 2008 compared to the same period last year. Excluding revenues from operations divested through December 31, 2008, revenues increased $45.8 million, or 8%. Internal revenue growth was 5% and growth from acquisitions was 3%. We experienced internal revenue growth in the following areas: (i) our government healthcare line of business for Medicaid contracts with the states of Texas, Alaska, North Dakota, Tennessee and the District of Columbia, a contract with Florida Healthy Kids Corporation offset by declines due to the non-renewal of the Florida Medicaid contract; (ii) our state and local line of business with contracts with the Texas Department of Housing and Community Affairs for eligibility determination and (iii) our federal business with incremental Federal Family Education Loan program (“FFEL”) loan volumes. The areas discussed above collectively represent approximately 87% of our internal revenue growth for the period in this segment.
Operating expenses
Wages and benefits increased $14.9 million, or 2.1%, to $731.9 million. As a percentage of revenue, wages and benefits decreased 2% to 45.4% from 47.4% during the same period in the prior year. During the three months ended December 31, 2008 and 2007, we recorded a (benefit) charge in wages and benefits of approximately $(12.8 million) and $1.8 million, respectively, related to our deferred compensation plans as a result of the change in the market value of the liability to employees. Increased revenue related to project deliveries of hardware and software contributed 1.2% of the decrease in wages and benefits as a percentage of revenue due to the lower component of wages and benefits than our other operations. During the three months ended December 31, 2008, we recorded $12.9 million in severance costs and $2.1 million in other labor and benefit costs related to our global production initiative as discussed in Significant Developments above and Note 3 to our Consolidated Financial Statements. During the three months ended December 31, 2008, we recorded an $8.9 million charge associated with the SERP Termination as discussed in Note 6 to our Consolidated Financial Statements. During the three months ended December 31, 2008 and 2007, we recorded a credit of $(0.5 million) and $(0.4 million), respectively, for estimated costs related to certain former employees’ stock options as discussed in Note 14 to our Consolidated Financial Statements.
Services and supplies increased $76.9 million, or 23.6%, to $403.4 million. As a percentage of revenue, services and supplies increased 3.4% to 25.0% from 21.6% during the same period of the prior year. Increased revenue related to project deliveries of hardware and software contributed approximately 1.9% of the increase in services and supplies as a percentage of revenue. These project deliveries have a higher component of services and supplies than our other operations. During the three months ended December 31, 2008, we recorded $0.5 million in costs related to our global production initiative as discussed in Significant Developments above and Note 3 to our Consolidated Financial Statements. During the three months ended December 31, 2008, we recorded $0.1 million in costs related to our ongoing stock option investigation. During the three months ended December 31, 2008 and 2007, we recorded a charge (credit) of approximately $0.2 million and $(0.2 million), respectively, related to the potential sale of the Company and stockholder derivative lawsuits.
Rent, lease and maintenance expenses increased $11.3 million, or 6.1%, to $196.5 million. As a percentage of revenue, rent, lease and maintenance expenses decreased 0.1%, to 12.2% from 12.3% during the same period in the prior year. During the three months ended December 31, 2008, we recorded $1.2 million related to our global production initiative as discussed in Significant Developments above and Note 3 to our Consolidated Financial Statements. During the three months ended December 31, 2008 and 2007, we recorded $0.8 million and $0.7 million, respectively, for electronic data storage costs related to our ongoing stock option investigation.
Other expenses increased $2.7 million, or 38.7%, to $9.7 million. As a percentage of revenue, other expenses increased 0.1%, to 0.6% from 0.5% during the same period in the prior year. During the three months ended December 31, 2007, we recorded a $1.6 million asset impairment charge in our Commercial segment related to the termination of a Commercial client that was acquired.

Other operating expenses decreased $17.1 million, or 72.7%, to $6.4 million. As a percentage of revenue, other operating expenses decreased 1.2%, to 0.4%. Operating expenses during the three months ended December 31, 2008 and 2007 were impacted by the items discussed above, including the following (in millions):

	Three Months Ended
	December 31,
	2008	2007
Commercial segment:
Gain on sale of unclaimed property business	$(0.3)	$—

Government segment:
Gain on sale of our decision support business	—	(2.4)
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	—	(2.2)

Corporate segment:
Legal costs associated with the ongoing stock option investigations and stockholder derivative lawsuits, net of insurance recovery	(5.6)	12.3
Legal costs associated with the potential sale of the Company and stockholder derivative lawsuits	0.2	4.0

Total	$(5.7)	$11.7

As a percentage of revenue	-0.4%	0.8%

Change as a percentage of revenue explained above	-1.2%

Operating income
Operating income increased $10.6 million, or 6.7%, to $168.5 million. As a percentage of revenue, operating income increased 0.1% to 10.5% during the three months ended December 31, 2008 from 10.4% during the same period of the prior year. Operating income during the three months ended December 31, 2008 and 2007 was impacted by the items discussed above, including the following (in millions):

	Three Months Ended
	December 31,
	2008	2007
Commercial segment:
Costs related to our global production initiative	$(14.0)	$—
Gain on sale of unclaimed property business	0.3	—
Impairment charge related to the termination of a Commercial client that was acquired	—	(1.6)

Government segment:
Costs related to our global production initiative	(2.6)	—
Gain on sale of decision support business	—	2.4
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	—	2.2

Corporate segment:
Benefit (costs) related to our deferred compensation plans	12.8	(1.8)
SERP Termination	(8.9)	—
Legal credit (costs) associated with the ongoing stock option investigations and stockholder derivative lawsuits, net of insurance recovery	4.7	(13.0)
Legal costs associated with the potential sale of the Company and stockholder derivative lawsuits	(0.4)	(3.8)
Credit related to certain former employees’ stock options	0.5	0.4
Costs related to our global production initiative	(0.1)	—

Total	$(7.7)	$(15.2)

As a percentage of revenue	-0.5%	-1.0%

Change as a percentage of revenue explained above	0.5%
Other net change as a percentage of revenue	-0.4%

Total change as a percentage of revenue	0.1%

Interest expense
Interest expense decreased $7.2 million compared to the same period in the prior year primarily due to lower interest rates on outstanding debt.
Other non-operating expense (income), net
Other non-operating expense (income), net increased $8.7 million compared to the same period in the prior year. The three months ended December 31, 2008 and 2007 include (losses) gains on the investments supporting our deferred compensation plans of approximately $(12.3 million) and $1.5 million, respectively, offset by gains on foreign currency and marketable securities.
Income tax expense
Our effective income tax rate increased to 41.7% for the three months ended December 31, 2008 from 32.2% for the three months ended December 31, 2007. The effective tax rate for the three months ended December 31, 2007 included interest credits on tax refunds which were netted against our tax liability, resulting in a $4.0 million reduction of interest expense calculated in accordance with FIN 48. Our effective income tax rate for the three months ended December 31, 2008 is higher than the 35% federal statutory rate primarily due to the effect of state income taxes, the tax impact of the cash lump sum payment related to the SERP Termination as discussed in Note 6 to our Consolidated Financial Statements and the change in cash surrender value of life insurance policies underlying certain of our deferred compensation obligations.

Comparison of the six months ended December 31, 2008 to the six months ended December 31, 2007
Revenues
During the six months ended December 31, 2008, our revenues increased $212 million, or 7%, to $3.22 billion from $3.0 billion during the six months ended December 31, 2007. Excluding operations divested through December 31, 2008, revenues increased $228.7 million, or 8%. Internal revenue growth for the six months ended December 31, 2008 was 4% and the remainder of the revenue growth was related to acquisitions.
Revenue in our Commercial segment, which represents 60% of consolidated revenue for the six months ended December 31, 2008, increased $140.9 million, or 8%, to $1.92 billion during the six months ended December 31, 2008 compared to the same period last year. Excluding operations divested through December 31, 2008, revenues increased $147.2 million, or 8%. Internal revenue growth was 4% and growth from acquisitions was 4%. Internal revenue growth was due to growth in the following areas: (i) information technology outsourcing related to project deliveries of hardware and software as well as our contract with Allergan, Inc. offset by declines in our information technology consulting business and our contract with Nike, Inc.; (ii) business process outsourcing with growth in our relationships with Verizon and Wellpoint, Inc.; and (iii) commercial services with growth in our learning process outsourcing business and our human resources consulting business offset by rate reductions on renewals in our commercial education and financial services business. The items discussed above collectively represent approximately 82% of our internal revenue growth for the period in this segment.
Revenue in our Government segment, which represents 40% of consolidated revenue for the six months ended December 31, 2008, increased $71.1 million, or 6%, to $1.29 billion during the six months ended December 31, 2008 compared to the same period last year. Excluding revenues from operations divested through December 31, 2008, revenues increased $81.6 million, or 7%. Internal revenue growth was 4% and growth from acquisitions was 3%. We experienced internal revenue growth in the following areas: (i) our government healthcare line of business for Medicaid contracts with the states of Alaska, North Dakota, Tennessee and the District of Columbia, and a contract with Florida Healthy Kids Corporation offset by declines due to the non-renewal of the Florida Medicaid contract; (ii) our state and local business with contracts with the Texas Department of Housing and Community Affairs for eligibility determination; (iii) our federal business with incremental FFEL loan volumes; and (iv) our transportation business due to nonrecurring fare collection work in fiscal year 2008 for the city of Melbourne, Australia. The areas discussed above collectively represent approximately 91% of our internal revenue growth for the period in this segment.
Operating expenses
Wages and benefits increased $49.0 million, or 3.5%, to $1.47 billion. As a percentage of revenue, wages and benefits decreased 1.5% to 45.6% from 47.1% during the same period in the prior year. During the six months ended December 31, 2008 and 2007, we recorded a (benefit) charge to wages and benefits of approximately $(18.9 million) and $0.3 million, respectively, related to our deferred compensation plans as a result of changes in the market value of the liability to employees. Increased revenue related to project deliveries of hardware and software contributed approximately 0.8% of the decrease in wages and benefits as a percentage of revenue, due to a lower component of wages and benefits than our other operations. During the six months ended December 31, 2008, we recorded $12.9 million in severance costs and $2.1 million in other labor and benefit costs related to our global production initiative as discussed in Significant Developments above and Note 3 to our Consolidated Financial Statements. During the six months ended December 31, 2008, we recorded an $8.9 million charge associated with the SERP Termination as discussed in Note 6 to our Consolidated Financial Statements. During the six months ended December 31, 2008 and 2007, we recorded a (benefit) charge of approximately $(0.8 million) and $0.5 million, respectively, for estimated costs related to certain former employees’ stock options as discussed in Note 14 to our Consolidated Financial Statements. During the six months ended December 31, 2007, we recorded a charge of approximately $1.2 million of compensation expense related to amending certain employee stock options as discussed in Note 14 to our Consolidated Financial Statements.
Services and supplies increased $108.6 million, or 16.3%, to $776.9 million. As a percentage of revenue, services and supplies increased 2.0% to 24.2% from 22.2% during the same period of the prior year. Increased revenue related to project deliveries of hardware and software contributed approximately 1.5% of the change in services and supplies as a percentage of revenue. These project deliveries have a higher component of services and supplies than our other operations. During the six months ended December 31, 2008, we recorded $0.5 million in costs related to our global production initiative. During the six months ended December 31, 2008, we recorded $0.3 million in costs related to our ongoing stock option investigation. During the six months ended December 31, 2008 and 2007, we recorded $0.3 million and $3.5 million, respectively, in costs related to the potential sale of the Company and stockholder derivative lawsuits.
Rent, lease and maintenance expenses increased $28.5 million, or 7.7%, to $398.6 million. As a percentage of revenue, rent, lease and maintenance expenses increased 0.1%, to 12.4% from 12.3% during the same period in the prior year. During the six months ended December 31, 2008, we recorded $1.2 million in costs related to our global production initiative. During the six months ended December 31, 2008 and 2007, we recorded $1.4 million and $1.1 million, respectively, for electronic data storage costs related to our ongoing stock option investigation.

Other expenses increased $6.1 million, or 44.2%, to $20.0 million. As a percentage of revenue, other expenses increased 0.1%, to 0.6% from 0.5% during the same period in the prior year. During the six months ended December 31, 2007, we recorded a $1.6 million asset impairment charge in our Commercial segment related to the termination of a Commercial client that was acquired.
Other operating expenses decreased $26.3 million, or 56.2%, to $20.5 million. As a percentage of revenue, other operating expenses decreased 1.0%, to 0.6%. Operating expenses during the six months ended December 31, 2008 and 2007 were impacted by the items discussed above, including the following (in millions):

	Six Months Ended
	December 31,
	2008	2007
Commercial segment:
Gain on sale of unclaimed property business	$(0.5)	$—
Estimated pre-acquisition litigation settlement related to our human resources consulting and outsourcing business acquired from Mellon Financial Corporation in May 2005	—	3.0

Government segment:
Gain on sale of bindery business	(0.2)	—
Gain on sale of our decision support business	—	(2.4)
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	—	(2.2)

Corporate segment:
Legal costs associated with the ongoing stock option investigations and stockholder derivative lawsuits, net of insurance recovery	(2.0)	23.0
Legal costs associated with the potential sale of the Company and stockholder derivative lawsuits	0.9	5.2

Total	$(1.8)	$26.6

As a percentage of revenue	-0.1%	0.9%

Change as a percentage of revenue explained above	-1.0%

Operating income
Operating income increased $38.0 million, or 12.5%, to $341.3 million. As a percentage of revenue, operating income increased 0.5% to 10.6% during the six months ended December 31, 2008 from 10.1% during the same period of the prior year. Operating income during the six months ended December 31, 2008 and 2007 was impacted by the items discussed above, including the following (in millions):

	Six Months Ended
	December 31,
	2008	2007
Commercial segment:
Costs related to our global production initiative	$(14.0)	$—
Gain on sale of unclaimed property business	0.5	—
Estimated pre-acquisision litigation settlement related to our human resources consulting and outsourcing business acquired from Mellon Financial Corporation in May 2005	—	(3.0)
Impairment charge related to the termination of a Commercial client that was acquired	—	(1.6)

Government segment:
Costs related to our global production initiative	(2.6)	—
Gain on sale of bindery business	0.2	—
Gain on sale of our decision support business	—	2.4
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	—	2.2

Corporate segment:
Benefit (cost) related to our deferred compensation plans	18.9	(0.3)
SERP Termination	(8.9)	—
Legal credit (costs) associated with the ongoing stock option investigations and stockholder derivative lawsuits , net of insurance recovery	0.3	(24.1)
Legal costs associated with the potential sale of the Company and stockholder derivative lawsuits	(1.2)	(8.7)
Cost related to amending certain employee stock options	—	(1.2)
Credit (cost) related to certain former employees’ stock options	0.8	(0.5)
Costs related to our global production initiative	(0.1)	—

Total	$(6.1)	$(34.8)

As a percentage of revenue	-0.2%	-1.2%

Change as a percentage of revenue explained above	1.0%
Other net change as a percentage of revenue	-0.5%

Total change as a percentage of revenue	0.5%

Interest expense
Interest expense decreased $15.9 million compared to the same period in the prior year primarily due to lower interest rates on outstanding debt.
Other non-operating expense (income), net
Other non-operating expense (income), net increased $13.1 million compared to the same period in the prior year. During the six months ended December 31, 2008 and 2007, we recorded losses on the investments supporting our deferred compensation plans of approximately $18.1 million and $0.1 million, respectively, offset by gains on foreign currency and marketable securities.
Income tax expense
Our effective income tax rate increased to 39.6% for the six months ended December 31, 2008 from 33.6% for the six months ended December 31, 2007. The effective tax rate for the six months ended December 31, 2007 included interest credits on tax refunds which were netted against our tax liability, resulting in a $4.0 million reduction of interest expense calculated in accordance with FIN 48. Our effective income tax rate for the six months ended December 31, 2008 is higher than the 35% federal statutory rate primarily due to the effect of state income taxes, the tax impact of the cash lump sum payment related to the SERP Termination as discussed in Note 6 to our Consolidated Financial Statements and the change in cash surrender value of life insurance policies underlying certain of our deferred compensation obligations.

Liquidity and Capital Resources
Cash flow
During the six months ended December 31, 2008, we generated approximately $308.7 million in cash flows provided by operating activities compared to $330.6 million in the six months ended December 31, 2007. Our cash flows provided by operating activities were impacted by increases in accounts receivable and higher payments to taxing authorities during the six months ended December 31, 2008 compared to the prior year. During the six months ended December 31, 2007, we received a favorable ruling from the Internal Revenue Service that resulted in our recording a refund of prior year taxes paid, which reduced payments due for then current income tax obligations.
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

	Six Months Ended
	December 31,
	2008	2007
Net cash provided by operating activities	$308,725	$330,621
Purchases of property, equipment and software, net	(148,596)	(132,402)
Additions to other intangible assets	(17,818)	(17,416)

Free cash flow	$142,311	$180,803

During the six months ended December 31, 2008, net cash used in investing activities was $170.0 million compared to $175.2 million during the same period of the prior year. Net cash used in investing activities includes the following:
•	During the six months ended December 31, 2008, we used $19.0 million for acquisitions, net of cash acquired, primarily for the acquisition of a South American-based customer care services provider and contingent consideration and a working capital settlement related to prior year acquisitions. During the six months ended December 31, 2007, we used $23.8 million for acquisitions, net of cash acquired, primarily for contingent consideration payments for prior year acquisitions, including Heritage Information Systems, Inc. and Primax Recoveries, Inc.

•	During the six months ended December 31, 2008, we received $10.3 million related to our divestiture activities, including the sale of our bindery business. During the six months ended December 31, 2007, we received $4 million related to the sale of our decision support business.

•	Cash used for the purchase of property, equipment and software and additions to other intangible assets was $166.4 million and $149.8 million for the six months ended December 31, 2008 and 2007, respectively. Historically, the capital intensity in our business has ranged between 5% and 7% of revenue. During the six months ended December 31, 2008 and 2007, the overall capital intensity of our business was approximately 5.2% and 5.0% of revenues, respectively.

•	During the six months ended December 31, 2008, we received $12.6 million in proceeds primarily for investments which matured during the period and purchased $7.6 million of investments to support our deferred compensation plans.

•	During the six months ended December 31, 2007, we paid Lockheed Martin Corporation $6.5 million to settle all claims related to the sale of the majority of our federal business and our acquisition of Lockheed Martin Corporation’s commercial information technology services business in fiscal year 2004.
During the six months ended December 31, 2008 and 2007, net cash used in financing activities was $33.4 million and $165.0 million, respectively. Such financing activities include net borrowings on our Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”), proceeds from the exercise of stock options and excess tax benefits from stock-based compensation offset by purchases of treasury shares under our share repurchase program.
Credit arrangements
Draws made under our Credit Facility are made to fund cash acquisitions and share repurchases and for general working capital requirements. During the last twelve months, the balance outstanding under our credit facilities for borrowings ranged from $1.81 billion to $1.87 billion. At December 31, 2008, we have approximately $859.4 million of unused commitment under our revolving credit facility after giving effect to outstanding indebtedness of $67.0 million and $73.6 million of outstanding letters of credit that secure certain contractual performance and other obligations. Based on the current leverage ratios under our Credit Facility, we have approximately $394.2 million available for current draw under this revolving facility. At December 31, 2008, we had $1.82 billion outstanding under our Credit Facility, of which $1.8 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt. Approximately $1.78 billion of our outstanding Credit Facility bore interest from 2.47% to 4.2% and approximately $33.2 million bore interest of approximately 1.61%. Please see Note 10 to our Consolidated Financial Statements for a discussion of the interest rate swap and interest rate collar agreements related to interest rates on our Credit Facility. We are in compliance with the covenants of our Credit Facility, as amended, as of the date of filing of this report.
Please see Note 14 to our Consolidated Financial Statements for a discussion of our outstanding surety bonds and letters of credit.
Please see Note 14 to our Consolidated Financial Statements for a discussion of the declaratory action with respect to the alleged default and purported acceleration of our Senior Notes.
Capital and Credit Market Risk
Due to the tightening of the capital and credit markets, we have performed assessments to determine the impact, if any, of recent market developments on our financial statements. Our additional assessment has included a review of access to liquidity in the credit market, counterparty creditworthiness, and operational risk. While we believe that the defensive nature of our business model provides us with a certain level of predictability in our revenue streams during differing economic cycles, the current market volatility may create additional risks in the future.
Credit ratings
On March 20, 2007, following the announcement that ACS founder Darwin Deason and private equity fund Cerberus proposed to buy the Company, Fitch, Moody’s and Standard & Poor’s (“S&P”) placed us on review for potential downgrade. On December 3, 2007, Fitch removed us from Rating Watch Negative and on December 20, 2007 affirmed our rating at BB with a Stable Outlook, except for our Senior Notes which remain at BB-. On January 3, 2008, S&P removed us from CreditWatch with negative implications and confirmed our credit rating at BB with a negative outlook. On January 28, 2008, Moody’s concluded their review of ACS for potential downgrade and confirmed our rating at Ba2 with a stable outlook. On August 8, 2008, S&P confirmed our BB rating and revised our outlook to stable. There may be additional reductions in our ratings depending on the timing and amounts that may be drawn under our Credit Facility. As a result, the terms of any financings we choose to enter into in the future may be adversely affected. In addition, as a result of these downgrades, the sureties which provide performance bonds backing our contractual obligations could reduce the availability of these bonds, increase the price of the bonds to us or require us to provide collateral such as a letter of credit. However, we believe that we will continue to have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals. In addition, certain of our commercial outsourcing contracts provide that, in the event our credit ratings are downgraded to certain specified levels, the client may elect to terminate its contract with us and either pay a reduced termination fee or in some limited instances, no termination fee. While we do not anticipate that the downgrading of our credit ratings will result in a material loss of commercial outsourcing revenue due to the client’s exercise of these termination rights, there can be no assurance that such a credit ratings downgrade will not adversely affect these client relationships.

Derivative instruments and hedging activities
Please see Note 10 to our Consolidated Financial Statements for a discussion of our derivative instruments and hedging activities.
Share Repurchase Program
Please see Note 7 to our Consolidated Financial Statements for a discussion of our share repurchase program.
Stock Option Repricing
Please see Note 14 to our Consolidated Financial Statements for a discussion of our offer to former employees related to stock option revised measurement dates as the result of our internal investigation of our stock option grant practices.
Other
At December 31, 2008, we had cash and cash equivalents of $567.2 million compared to $461.9 million at June 30, 2008. Our working capital (defined as current assets less current liabilities) increased $150.3 million to $1.17 billion at December 31, 2008 from $1.02 billion at June 30, 2008. Our current ratio (defined as total current assets divided by total current liabilities) was 2.0 and 1.9 at December 31, 2008 and June 30, 2008, respectively. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 50% and 51% at December 31, 2008 and June 30, 2008, respectively.
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
Disclosures about Contractual Obligations and Commercial Commitments as of December 31, 2008 (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt (1)	$1,818,395	$18,230	$36,065	$1,764,061	$39
Senior Notes, net of unamortized discount (1)	499,569	—	249,976	—	249,593
Capital lease obligations (1)	53,313	31,930	20,524	859	—
Operating leases (2)	906,393	323,510	420,016	109,303	53,564
Purchase obligations (3) (4)	34,787	10,987	23,800	—	—

Total Contractual Obligations	$3,312,457	$384,657	$750,381	$1,874,223	$303,196

		Amount of Commitment Expiration per Period
	Total
	Amounts	Less than			After 5
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	Years

Standby letters of credit	$73,563	$73,563	$—	$—	$—
Surety bonds	626,319	570,469	53,675	2,175	—

Total Commercial Commitments	$699,882	$644,032	$53,675	$2,175	$—

(1)	Excludes accrued interest of $5.4 million at December 31, 2008.

(2)	We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2013, which are included in operating leases in the table.

(3)	We have entered into various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2011, and are included in purchase obligations in the table.

(4)	In June 2006, we entered into a two year agreement with Rich Capital, LLC, an M&A advisory firm owned by Jeffery A. Rich, a former Chief Executive Officer, to provide us with advisory services in connection with potential acquisition candidates. This contractual obligation is included in purchase obligations in the table above. However, we have currently suspended payment under this agreement pending determination whether Rich Capital, LLC is capable of performing its obligations under the contract in view of the previously reported internal investigation’s conclusions regarding stock options awarded to Mr. Rich.

We made contributions of approximately $6.6 million to our pension plans during the six months ended December 31, 2008 and expect to contribute approximately $15.0 million to our pension plans during fiscal year 2009. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of December 31, 2008. Please see Critical Accounting Policies — Pensions and Post-Employment Benefits below for discussion of our pension plans.
As of December 31, 2008, we had gross reserves for uncertain tax positions totaling $35 million, which excludes $8.4 million of offsetting tax benefits recorded in accordance with FIN 48 (defined in Critical Accounting Policies — Income Taxes below). We anticipate a significant change in the next 12 months to the total amount of FIN 48 unrecognized benefits due to ongoing negotiations with taxing authorities. However, due to the uncertain nature of the settlement process, we are unable to make a reasonable estimate as to when cash settlements of these uncertain tax positions with taxing authorities will occur.
Please see Note 14 to our Consolidated Financial Statements for a discussion of our outstanding surety bonds and letters of credit.
Please see Note 14 to our Consolidated Financial Statements for a discussion of our obligation to make contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions.
As discussed in Note 14 to our Consolidated Financial Statements, as of December 31, 2008 we accrued approximately $0.6 million to be paid to former employees related to stock option revised measurement dates as the result of our internal investigation of our stock option grant practices.
Please see Note 14 to our Consolidated Financial Statements for a discussion of our exposure under our Commercial contract to perform third party student loan servicing in the FFEL program on behalf of various financial institutions.
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

Pension and Post-Employment Benefits
SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), establishes standards for reporting and accounting for pension benefits provided to employees. On June 30, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires recognition of the funded status of a defined benefit plan in the statement of financial position as an asset or liability if the plan is overfunded or underfunded, respectively. Changes in the funded status of a plan are required to be recognized in the year in which the changes occur, and reported in comprehensive income as a separate component of stockholders’ equity. Further, certain gains and losses that were not previously recognized in the financial statements are required to be reported in comprehensive income, and certain disclosure requirements were changed.
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
The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Our fair value measurements as of December 31, 2008 are derived from Level 1 and Level 2 inputs that vary by type of financial instrument and consider nonperformance risk of the Company and that of its counterparties. We attributed Level 1 support to our trading securities for which we were able to verify quoted prices for identical assets in actively traded markets. We attributed Level 2 support to our foreign currency and interest rate risk hedges for which we were able to independently verify the valuation provided to us by the sponsoring financial institutions, using inputs such as currency exchange rates and interest rate forward pricing curves obtained from third party information and data retrieval services. We attributed Level 2 support to the values provided by third party administrators and fund custodians for the assets and liabilities related to our deferred compensation plans, for which we were able to independently verify quoted prices for similar assets traded in active markets.
New Accounting Pronouncements
Please see Note 15 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates.
Our Credit Facility is a variable rate facility that is tied to LIBOR. We have $1.8 billion of variable rate debt, of which $1.1 billion is hedged under our interest rate swap and interest rate collar agreements discussed below. Based on the net amount of outstanding variable rate debt of $717 million at December 31, 2008, a 100 basis point change in LIBOR would change annual interest expense by approximately $7.2 million ($4.5 million, net of income tax).
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
In March 2007, we entered into a five-year amortizing interest rate swap agreement. As of December 31, 2008 and June 30, 2008, the notional amount of the agreement totaled $600 million. The agreement is designated as a cash flow hedge of forecasted interest payments on floating rate debt. The interest rate swap is structured such that we pay a fixed rate of interest of 4.897%, and receive a floating rate of interest based on one month LIBOR.
As of December 31, 2008, there have been no other material changes in our market risk from June 30, 2008. For further information regarding our market risk, please see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2008. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2008 our disclosure controls and procedures were effective. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 14 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
As of the date of filing of this report, there have not been any material changes to the information related to the Item 1A. Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on August 28, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Information regarding alleged defaults upon senior securities is incorporated by reference from the discussion of the declaratory action with respect to the alleged default and purported acceleration of our Senior Notes contained in Note 14 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
The 2008 Annual Meeting of Stockholders will be held on May 28, 2009. Pursuant to Rule 14a-8 of the Exchange Act and in accordance with Section 8(c) of our Bylaws, respectively, our Board of Directors has made an affirmative determination of (i) a reasonable deadline for timely submission under Rule 14a-8 and (ii) a reasonable deadline by which stockholders must provide notice of a proposal to us under our Bylaws. Stockholder proposals for the 2008 Annual Meeting of Stockholders, including those that will not be included in the proxy statement and form of proxy distributed by the Board of Directors, must be received no sooner than February 11, 2009, but not later than March 4, 2009, which the Board has determined constitutes a reasonable deadline for timely submission of proposals under Rule 14a-8 and separately constitutes a reasonable time for stockholders to provide notice to us under our Bylaws. The foregoing time limits also apply in determining whether notice is timely for purposes of rules adopted by the Securities and Exchange Commission relating to the exercise of discretionary voting authority with respect to proxies. Stockholder proposals must be sent to our principal executive offices, 2828 North Haskell Avenue, Dallas, Texas 75204.
ITEM 6. EXHIBITS
Reference is made to the Index to Exhibits beginning on page 50 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of February, 2009.

AFFILIATED COMPUTER SERVICES, INC.
By:	/s/ Kevin Kyser
Kevin Kyser
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit
Number	Exhibit Name
2.1	Stock Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Corporation and Affiliated Computer Services, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated as of July 31, 2003 between Lockheed Martin Service, Inc. and Affiliated Computer Services, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 14, 2003 and incorporated herein by reference).

2.3	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).

2.4	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).

2.5	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Certificate of Elimination of the Series A Cumulative Redeemable Preferred Stock of Affiliated Computer Services, Inc. dated August 20, 2001 (filed as Exhibit 4.3 to our Registration Statement on Form S-8, File No. 333-42385, filed June 13, 2007 and incorporated herein by reference).

3.4	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on August 21, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed August 27, 2008 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.5	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.6	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

9.1	Voting Agreement, as amended December 7, 2007, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 99.1 to our Current Report on Form 8-K filed December 10, 2007 and incorporated herein by reference).

10.1†	1997 Stock Incentive Plan of the Company (filed as Appendix D to our Joint Proxy Statement on Schedule 14A, filed November 14, 1997 and incorporated herein by reference).

10.2†	Amendment No.1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004 (filed as Exhibit 4.6 to our Registration Statement on Form S-8, filed December 6, 2005 and incorporated herein by reference).

Index to Exhibits

Exhibit
Number	Exhibit Name
10.3†	2007 Equity Incentive Plan of the Company (filed as Appendix C to our Proxy Statement on Schedule 14A, filed April 30, 2007 and incorporated herein by reference).

10.4†	Form of Directors Indemnification Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 5, 2008 and incorporated herein by reference).

10.5†	Form of Change in Control Agreement, dated as of June 9, 2008 (June 6, 2008, in the case of Ann Vezina), by and between Affiliated Computer Services, Inc. and each of Tom Burlin, Kevin Kyser and Tom Blodgett (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.6†	Change in Control Agreement, dated as of June 9, 2008, by and between Affiliated Computer Services, Inc. and John Rexford (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.7†	Amendment to Change in Control Agreements with certain executive officers (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.8†	Supplemental Executive Retirement Agreement, dated as of December 15, 1998, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed September 29, 1999 and incorporated herein by reference).

10.9†	Amendment to Supplemental Executive Retirement Agreement, dated as of November 13, 2003, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

10.10†	Amendment No. 2 to Supplemental Executive Retirement Agreement, dated as of June 30, 2005, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2005 and incorporated herein by reference).

10.11†	Amendment No. 3 to Supplemental Executive Retirement Agreement by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.12†	Amended and Restated Executive Employment Agreement, effective as of May 1, 2008, by and between Affiliated Computer Services, Inc. and Lynn Blodgett (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.13†	Amendment to Amended and Restated Executive Employment Agreement by and between Affiliated Computer Services, Inc. and Lynn Blodgett (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.14†	Employment Agreement, as amended December 7, 2007, between the Company and Darwin Deason (filed as Exhibit 99.2 to our Current Report on Form 8-K, filed December 10, 2007 and incorporated herein by reference).

10.15†	Amendment to Employment Agreement between the Company and Darwin Deason (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.16†	Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2004 and incorporated herein by reference).

10.17†	Affiliated Computer Services, Inc. Executive Benefit Plan, effective as of January 1, 2002, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.18†	Form of Stock Option Agreement (filed as Exhibit 10.17 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.19†	Form of Stock Option Agreement (UK grant) (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.20†	Form of Stock Option Agreement (Switzerland, Canton of Fribourg) (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed May 16, 2006 and incorporated herein by reference.

10.21†	Form of Stock Option Agreement (Switzerland, Cantons of Aargau, Basel-Landschaft, Bern & Zurich) (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed May 16, 2006 and incorporated herein by reference.

10.22†	1997 Stock Incentive Plan for Employees in France (filed as Exhibit 10.35 to our Annual Report on Form 10-K filed January 23, 2007 and incorporated herein by reference.)

10.23†	Form of Stock Option Agreement (France) (filed as Exhibit 10.36 to our Annual Report on Form 10-K filed January 23, 2007 and incorporated herein by reference.)

Index to Exhibits

Exhibit
Number	Exhibit Name
10.24†	Form of Stock Option Agreement (Canada, other than Quebec) (filed as Exhibit 10.20 to our Annual Report on Form 10-K filed August 28, 2008 and incorporated herein by reference.)

10.25†	Form of Stock Option Agreement (Quebec) (filed as Exhibit 10.21 to our Annual Report on Form 10-K filed August 28, 2008 and incorporated herein by reference.)

10.26†	Form of Stock Option Agreement (Germany) (filed as Exhibit 10.22 to our Annual Report on Form 10-K filed August 28, 2008 and incorporated herein by reference.)

10.27†	Agreement, dated as of September 30, 2005, between Affiliated Computer Services, Inc. and Jeffrey A. Rich (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).

10.28	Credit Agreement, dated March 20, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and various other agents, lenders and issuers (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.29	Amendment No. 1 to Credit Agreement dated as of March 30, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.24 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.30	Amendment No. 2 to Credit Agreement dated as of July 6, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.31	Amendment No. 3, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September 28, 2006 and incorporated herein by reference).

10.32	Amendment No. 4, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 22, 2006 and incorporated herein by reference).

10.33	Pledge and Security Agreement, dated March 20, 2006, by and among Affiliated Computer Services and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.34	Deed of Assignment, dated March 20, 2006, by and among the companies listed on Schedule thereto, as Assignors, and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.35	Assignment of Receivables, dated March 20, 2006, by and among the entities listed in Schedule 1 thereto, as Assignors, and Citicorp USA, Inc. as Security Agent (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.36	Agreement and Deed of the Creation of a First Ranking Right of Pledge of Shares in Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.5 on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.37	Agreement and Deed of the Creation of a First Ranking Right of Pledge of Receivables of Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.38	Affirmation of Liens and Guaranties, dated as of July 6, 2006, by and among Affiliated Computer Services, Inc. and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.39	Confirmation Deed, dated as of July 6, 2006, by and among the entities listed on the Schedule thereto and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.40	Engagement Letter between Rich Capital, LLC and Affiliated Computer Services, Inc. dated June 9, 2006 (filed as Exhibit 10.1 on Form 8-K, filed June 12, 2006 and incorporated herein by reference).

10.41	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Mark A. King (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

Index to Exhibits

Exhibit
Number	Exhibit Name
10.42	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Warren D. Edwards (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.