Form 10-Q
period 2009-03-31
AFFILIATED COMPUTER SERVICES INC
filed 2009-05-11
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	April 30, 2009
Class A Common Stock, $.01 par value	90,995,952
Class B Common Stock, $.01 par value	6,599,372

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share amounts)

	March 31,	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$496,718	$461,883
Accounts receivable, net	1,494,530	1,378,285
Income taxes receivable	—	7,076
Prepaid expenses and other current assets	257,228	255,872

Total current assets	2,248,476	2,103,116

Property, equipment and software, net	930,351	920,637
Goodwill	2,803,832	2,785,164
Other intangibles, net	421,115	444,479
Other assets	179,673	216,003

Total assets	$6,583,447	$6,469,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193,240	$198,191
Accrued compensation and benefits	176,239	244,888
Other accrued liabilities	429,438	338,861
Income taxes payable	8,358	—
Deferred taxes	71,581	82,017
Current portion of long-term debt	45,738	47,373
Current portion of unearned revenue	174,984	173,809

Total current liabilities	1,099,578	1,085,139

Senior Notes, net of unamortized discount	499,589	499,529
Other long-term debt	1,794,423	1,858,012
Deferred taxes	448,543	411,836
Other long-term liabilities	283,931	306,509

Total liabilities	4,126,064	4,161,025

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 111,996 and 111,660 shares issued, respectively	1,119	1,116
Class B convertible common stock, $.01 par value, 14,000 shares authorized, 6,600 shares issued and outstanding	66	66
Additional paid-in capital	1,721,874	1,702,340
Accumulated other comprehensive income (loss), net	(104,093)	18,830
Retained earnings	1,894,385	1,641,990
Treasury stock at cost, 21,002 shares	(1,055,968)	(1,055,968)

Total stockholders’ equity	2,457,383	2,308,374

Total liabilities and stockholders’ equity	$6,583,447	$6,469,399

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues	$1,610,429	$1,542,370	$4,826,953	$4,546,895

Operating expenses:
Cost of revenues:
Wages and benefits	733,178	736,646	2,199,142	2,153,642
Services and supplies	386,990	338,320	1,163,860	1,006,543
Rent, lease and maintenance	193,192	184,622	591,826	554,743
Depreciation and amortization	95,334	96,413	288,556	281,595
Other	8,025	7,274	28,059	21,171

Cost of revenues	1,416,719	1,363,275	4,271,443	4,017,694

Other operating expenses	19,389	15,184	39,902	61,995

Total operating expenses	1,436,108	1,378,459	4,311,345	4,079,689

Operating income	174,321	163,911	515,608	467,206

Interest expense	30,738	39,325	101,842	126,344
Other non-operating expense (income), net	(1,122)	(4,514)	5,778	(10,703)

Pretax profit	144,705	129,100	407,988	351,565

Income tax expense	51,461	46,462	155,592	121,187

Net income	$93,244	$82,638	$252,396	$230,378

Earnings per share:
Basic	$0.96	$0.86	$2.59	$2.34

Diluted	$0.95	$0.85	$2.58	$2.32

Shares used in computing earnings per share:
Basic	97,572	96,089	97,475	98,447

Diluted	98,042	96,921	97,979	99,414
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$252,396	$230,378

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288,556	281,595
Stock-based compensation expense	18,679	20,460
Excess tax benefit on stock-based compensation	(1,608)	(2,647)
Deferred income tax expense	37,512	101,049
Impairment charges	—	1,560
Loss on long-term investments	21,792	2,307
Gain on sale of business units	(2,151)	(2,678)
Provision for uncollectible accounts receivable	4,548	1,361
Other non-cash activities	28,403	17,640
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(89,235)	(82,804)
Prepaid expenses and other current assets	(7,412)	(7,951)
Other assets	(2,615)	(4,705)
Accounts payable	(9,771)	94,748
Accrued compensation and benefits	(75,149)	(71,259)
Other accrued liabilities	15,874	(22,377)
Income taxes receivable/payable	6,557	(7,441)
Other long-term liabilities	(30,181)	2,139
Unearned revenue	(5,585)	8,726

Total adjustments	198,214	329,723

Net cash provided by operating activities	450,610	560,101

Cash flows from investing activities:
Purchases of property, equipment and software, net	(232,322)	(192,563)
Additions to other intangible assets	(29,936)	(25,844)
Payments for acquisitions, net of cash acquired	(99,709)	(150,462)
Proceeds from divestitures, net of transaction costs	10,640	4,035
Purchases of investments	(7,596)	(8,479)
Proceeds from sale of investments	13,239	2,908
Other	—	(6,500)

Net cash used in investing activities	(345,684)	(376,905)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	31,042	213,697
Payments of long-term debt	(110,954)	(217,696)
Purchase of treasury shares	—	(200,000)
Excess tax benefit on stock-based compensation	1,608	2,647
Proceeds from stock options exercised	8,424	40,035
Other, net	(211)	(258)

Net cash used in financing activities	(70,091)	(161,575)

Net increase in cash and cash equivalents	34,835	21,621
Cash and cash equivalents at beginning of period	461,883	307,286

Cash and cash equivalents at end of period	$496,718	$328,907

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
We are a Fortune 500 and S&P 500 company with approximately 74,000 employees providing business process outsourcing and information technology services to commercial and government clients. We were incorporated in Delaware on June 8, 1988, and our corporate headquarters is located in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.
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
2. BUSINESS COMBINATIONS
In December 2008, we completed the acquisition of Grupo Multivoice (“Multivoice”), a South American-based customer care services provider. The transaction was valued at approximately $19.3 million plus related transaction costs, excluding contingent consideration of up to $18.0 million based on future financial performance, and assumed liabilities of $28.2 million. The acquisition was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $47.5 million. We recorded goodwill of $20.0 million, which is not deductible for income tax purposes, and intangible assets of $3.6 million. The $3.6 million of intangible assets is attributable to customer contracts, non-compete agreements and trade names with useful lives of approximately 4 years. Our Consolidated Balance Sheet as of March 31, 2009 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We believe this acquisition will expand our customer care offering and will help us provide customers throughout the Americas and Europe a suite of cost competitive bilingual services in English and Spanish for their business process outsourcing solutions. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, December 9, 2008.
In March 2009, we completed the acquisition of e-Services Group International (“e-Services”), a Caribbean-based business process outsourcing (“BPO”) and customer care company. The transaction was valued at approximately $71.1 million plus related transaction costs and assumed liabilities of $22.7 million. The acquisition was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $93.8 million. We recorded goodwill of $53.8 million, of which 47% is deductible for income tax purposes, and intangible assets of $20.7 million. The $20.7 million of intangible assets is attributable to customer relationships, non-compete agreements and a trade name with useful lives of approximately 5 years. Our Consolidated Balance Sheet as of March 31, 2009 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and is expected to be finalized upon receipt of the final third party valuation. We believe this acquisition will expand our global customer care services and will allow us to expand in a location that gives clients access to cost competitive customer care and BPO services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, March 24, 2009.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. GLOBAL PRODUCTION INITIATIVE
In October 2008, we announced plans to implement a global production initiative to lower future labor costs. Under this initiative, we intend to hire approximately 4,200 full-time employees in locations outside of the United States and reduce corresponding positions within the United States and Europe by the end of the first quarter of fiscal year 2010. We may elect to hire offshore fewer positions than we are terminating onshore, as we leverage technology and other business process outsourcing solutions, in an effort to achieve a cost effective solution. The total pre-tax cost to reduce these employee positions under this initiative is estimated to be approximately $31.0 million to $34.0 million, of which severance costs are estimated to be approximately $10.0 million to $11.0 million and transition and other expenses are estimated to be approximately $21.0 million to $23.0 million. The transition costs consist primarily of duplicate labor costs as a result of job training and work shadowing, as well as related travel, retention and facility costs during the transition. Substantially all of these expenses to date, and substantially all of the expected expenses, have been or will be cash expenditures. The following table reflects the estimated charges over the term of the initiative for each of our segments (in thousands):

	Commercial	Government	Corporate	Total
Severance costs	$9,000 - $9,500	$1,000 - $1,500	$—	$10,000 - $11,000
Transition and other expenses	16,000 - 17,000	3,000 - 3,500	2,000 - 2,500	21,000 - 23,000

Total costs	$25,000 - $26,500	$4,000 - $5,000	$2,000 - $2,500	$31,000 - $34,000

As of March 31, 2009, we have added approximately 3,000 positions outside the United States and Europe and reduced corresponding positions in the United States and Europe as a result of this initiative. During the three and nine months ended March 31, 2009, we recorded severance costs (benefits) of $(2.6 million), $(1.7 million), net of income tax, and $10.3 million, $6.3 million, net of income tax, respectively, and incurred $6.3 million, $4.1 million, net of income tax, and $10.1 million, $6.4 million, net of income tax, respectively, for transition and other expenses in cost of revenues in our Consolidated Statements of Income. During the three months ended March 31, 2009, we announced a plan to assist displaced employees who are experiencing financial hardships during these difficult economic times. We made contributions of approximately $0.5 million, $ 0.3 million, net of income tax, related to this plan during the three months ended March 31, 2009, which are included in the transition costs discussed above. The following table reflects charges recorded during the period in each of our segments (in thousands):

	Three Months Ended March 31, 2009
	Commercial	Government	Corporate	Total
Accrued severance costs	$(2,138)	$(449)	$—	$(2,587)
Transition and other expenses	4,521	797	969	6,287

Total costs	$2,383	$348	$969	$3,700

	Nine Months Ended March 31, 2009
	Commercial	Government	Corporate	Total
Accrued severance costs	$8,711	$1,594	$—	$10,305
Transition and other expenses	7,701	1,337	1,031	10,069

Total costs	$16,412	$2,931	$1,031	$20,374

Additionally, we anticipate opening new facilities and expanding current facilities globally in order to accommodate the increased offshore headcount. Capital expenditures related to these facilities are currently estimated at $12 million to $14 million. During the nine months ended March 31, 2009, we incurred $6.2 million in capital expenditures related to these facilities.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reflects the activity for the accruals for involuntary termination of employees related to this initiative (in thousands):

Balance at December 31, 2008	$11,703
Accruals, net of reversals	(2,587)
Payments	(1,701)

Balance at March 31, 2009	$7,415

Balance at June 30, 2008	$—
Accruals, net of reversals	10,305
Payments	(2,890)

Balance at March 31, 2009	$7,415

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill for the nine months ended March 31, 2009 are as follows (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2008	$1,546,870	$1,238,294	$2,785,164
Acquisition activity during the period	73,812	3,226	77,038
Divestiture activity during the period	—	(2,834)	(2,834)
Foreign currency translation adjustments	(43,891)	(11,645)	(55,536)

Balance as of March 31, 2009	$1,576,791	$1,227,041	$2,803,832

The acquisition activity during the nine months ended March 31, 2009 is primarily related to the purchases of Multivoice and e-Services (see Note 2) and the payment of contingent consideration earned during the period on a prior year acquisition. The divestiture activity during the nine months ended March 31, 2009 is due to the sale of the bindery business as discussed in Note 13. Approximately $2.2 billion, or 78%, of the original gross amount of goodwill recorded is deductible for income tax purposes.
The following information relates to our other intangible assets (in thousands):

	As of March 31, 2009		As of June 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Acquired customer-related intangibles	$425,595	$(186,234)	$445,753	$(184,400)
Customer contract costs	259,534	(142,407)	251,837	(130,319)
All other	20,332	(10,593)	19,121	(12,401)

	$705,461	$(339,234)	$716,711	$(327,120)

Non-amortizable intangible assets:
Title plant	$51,045		$51,045
Tradename	3,843		3,843

	$54,888		$54,888

Aggregate amortization includes amounts charged to amortization expense for customer-related intangibles and other intangibles, other than contract inducements. Amortization of contract inducements is recorded as a reduction of related contract revenue. Amortizable intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 9 years. The amortization period for all other intangible assets, including trademarks, ranges from 1 to 20 years, with a weighted average of approximately 6 years.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Estimated amortization for the years ending June 30, (in thousands):

2009	$93,811
2010	82,436
2011	68,965
2012	49,875
2013	35,215
5. TRADING SECURITIES
At March 31, 2009, we held equity investments classified as trading securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Trading securities are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short term differences in price. At March 31, 2009, we had $2.2 million of trading securities consisting of shares of common stock with an unrealized gain of $0.3 million related to shares still held on that date. Gains and losses related to trading securities are included in other non-operating expense (income) in our Consolidated Statements of Income.
We hold mutual fund investments related to our deferred compensation plans which are classified as trading securities under SFAS 115. As of March 31, 2009, we had an unrealized trading loss of $(5.1 million) related to $23.5 million of mutual fund investments held on that date. As of March 31, 2008, we had an unrealized trading loss of $(0.3 million) related to $28.0 million of mutual fund investments held on that date.
6. PENSION AND OTHER POST-EMPLOYMENT PLANS
Net periodic benefit cost
The following table provides the components of net periodic benefit cost (in thousands):

	Three Months Ended
	March 31,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Defined benefit plans:
Service cost	$1,355	$894	$1,530	$926
Interest cost	1,553	191	1,647	123
Expected return on assets	(1,361)	(240)	(1,777)	(173)
Recognized net actuarial gain	2	—	—	—
Amortization of prior service costs	—	55	—	54

Net periodic benefit cost for defined benefit plans	$1,549	$900	$1,400	$930

	Nine Months Ended
	March 31,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Defined benefit plans:
Service cost	$4,567	$2,682	$4,628	$2,778
Interest cost	5,240	573	4,959	369
Expected return on assets	(4,644)	(720)	(5,421)	(519)
Recognized net actuarial gain	4	—	—	—
Amortization of prior service costs	—	165	—	162

Net periodic benefit cost for defined benefit plans	$5,167	$2,700	$4,166	$2,790

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contributions
We made contributions to the pension plans of approximately $3.6 million and $10.2 million during the three and nine months ended March 31, 2009. We expect to contribute approximately $12.2 million to our pension plans during fiscal year 2009.
Supplemental Executive Retirement Agreement
On December 23, 2008, Darwin Deason, the Chairman of our Board of Directors, agreed, at our request, to amend the Supplemental Executive Retirement Agreement dated December 1998, between Mr. Deason and the Company, as amended in August 2003 and June 2005 (the “Agreement”) in order to ensure that the Agreement would comply with Section 409A of the Internal Revenue Code (“Section 409A”). Pursuant to transition rules under Section 409A, we requested that Mr. Deason agree that, on January 1, 2009, the Agreement be terminated and that Mr. Deason receive a cash lump sum, even though he was not retiring. The cash lump sum of approximately $9.5 million, as determined pursuant to the amendment to the Agreement, was paid in January 2009, and was consideration for (1) the accrued benefit that Mr. Deason would have earned under the Agreement, as if normal retirement occurred on January 1, 2009, (2) the costs Mr. Deason incurred in connection with the exercise of the options issued to Mr. Deason in connection with the Agreement in 1998 and (3) the termination of the options issued to Mr. Deason in connection with the Agreement in 2003. Thereafter, we have no obligations to Mr. Deason pursuant to the Agreement or the related options. The termination of the Agreement (the “SERP Termination”) removes the potential future liability we might incur under the Agreement. During the nine months ended March 31, 2009, we recorded a charge of $8.9 million ($10.4 million, net of income tax) related to the SERP Termination. The $9.5 million lump sum payment was made to Mr. Deason in January 2009.
7. EQUITY
On November 25, 2007, our Board of Directors endorsed a $1 billion share repurchase program and authorized the purchase of up to $200 million of our Class A common stock under this program. The program allowed us to repurchase our shares on the open market, from time to time, in accordance with the requirements of the Securities and Exchange Commission (“SEC”) rules and regulations, including shares that could be purchased pursuant to SEC Rule 10b5-1. The number of shares to be purchased and the timing of purchases will be based on the level of cash and debt balances, general business conditions, and other factors, including alternative investment opportunities. During the nine months ended March 31, 2008, we repurchased approximately 4.5 million shares at an average cost of approximately $44.18 per share (approximately $200 million) all of which have been retired. The purchase of these shares was funded with cash on hand and borrowings under our Credit Facility (defined in Note 14). There has been no activity in our share repurchase program during the nine months ended
March 31, 2009.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. EARNINGS PER SHARE
In accordance with SFAS No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator:
Net Income	$93,244	$82,638	$252,396	$230,378

Denominator:
Basic weighted average shares	97,572	96,089	97,475	98,447
Effect of dilutive securities:
Stock options	470	832	504	967

Total potential common shares	470	832	504	967

Diluted weighted average shares	98,042	96,921	97,979	99,414

Earnings per share
Basic	$0.96	$0.86	$2.59	$2.34

Diluted	$0.95	$0.85	$2.58	$2.32

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. Weighted average stock options to purchase approximately 11.5 million and 10.3 million shares of common stock during the three months ended March 31, 2009 and 2008, respectively, and 11.4 million and 9.6 million shares of common stock during the nine months ended March 31, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the windfall tax benefit.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income	$93,244	$82,638	$252,396	$230,378
Other comprehensive income (loss):
Foreign currency translation adjustment	(21,062)	10,467	(102,955)	26,023
Unrealized gains (losses) on foreign exchange forward agreements (net of income tax of $266, $690, $(1,227) and $599, respectively)	402	1,340	(1,901)	1,173
Amortization of unrealized loss on forward interest rate agreements (net of income tax of $239, $240, $719 and $719, respectively)	397	396	1,189	1,189
Unrealized gains (losses) on interest rate swap agreement (net of income tax of $579, $(6,435), $(8,055) and $(15,609), respectively)	958	(10,650)	(13,330)	(26,418)
Unrealized gains (losses) on interest rate collar agreements (net of income tax of $387, $(1,241), $(3,644) and $(1,241), respectively)	639	(2,054)	(6,031)	(2,054)
Amortization of prior service costs (net of income tax of $20, $20, $60 and $60, respectively)	35	34	105	102

Comprehensive income	$74,613	$82,171	$129,473	$230,393

The following table represents the components of accumulated other comprehensive income (in thousands):

	As of	As of
	March 31,	June 30,
	2009	2008
Foreign currency gains (losses)	$(60,953)	$42,002
Unrealized gains (losses) on foreign exchange forward agreements (net of income tax of $(274) and $953)	(246)	1,655
Unrealized loss on forward interest rate agreements (net of income tax of $(3,493) and $(4,212))	(5,840)	(7,029)
Unrealized losses on interest rate swap agreement (net of income tax of $(14,232) and $(6,178))	(23,554)	(10,224)
Unrealized gains (losses) on interest rate collar agreements (net of income tax of $(2,865) and $779)	(4,742)	1,289
Unrecognized prior service costs (net of income tax of $(468) and $(528))	(828)	(933)
Unrealized losses on funded status of pension and other benefit (net of income tax of $(3,259) and $(3,259))	(7,930)	(7,930)

Total	$(104,093)	$18,830

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DERIVATIVES AND HEDGING INSTRUMENTS
We use certain financial derivatives to mitigate our exposure to volatility in interest rates and foreign currency exchange rates. We use these derivative instruments to hedge exposures in the ordinary course of business and do not invest in derivative instruments for speculative purposes. Each derivative is designated as a cash flow hedge, or remains undesignated. We account for these derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”). Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded net of related tax effects in accumulated other comprehensive income (loss), net and are reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Any changes in derivative fair values due to ineffectiveness are recognized currently in income. Changes in the fair value of undesignated hedges are recognized currently in the income statement as other non-operating expense (income).
We adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to SFAS No. 133” (“SFAS 161”), which requires enhanced disclosures about how derivative and hedging activities affect the Company’s financial position, financial performance and cash flows. SFAS 161 was effective for the Company beginning January 1, 2009. This pronouncement resulted in enhanced disclosures, but did not have an impact on the Company’s consolidated financial statements.
Foreign currency forward agreements
We utilize derivative financial instruments to manage our exposure to foreign currencies related to our domestic and international operations. We enter into foreign currency forward agreements in order to hedge the exchange rate risk associated with specific forecasted transactions, including revenue receipts from customers and payments to suppliers for cost of revenues. Currencies that we hedge consist primarily of the euro, Mexican peso, Indian rupee, Philippine peso and Swiss franc. We designate only those contracts which closely match the terms of the underlying transaction as cash flow hedges for accounting purposes. The forward contracts are assessed for effectiveness at inception and on an ongoing basis. During the three and nine months ended March 31, 2009 and 2008, there was no material deemed ineffectiveness related to cash flow hedges, and no reclassification to earnings due to hedged transactions no longer expected to occur. The contracts will expire at various times over the next 36 months, with the majority expiring within the next 12 months. Results of hedges of revenue receipts and payments to suppliers are recognized in revenues and cost of revenues, respectively, when the underlying transactions affect net income. The net loss of $(0.5 million), $(0.2 million), net of income tax related to our revenue and cost of revenue hedges outstanding as of March 31, 2009 is expected to be recognized in earnings within the next 12 months. An immaterial amount of gain relates to hedges with maturities extending beyond 12 months. As of March 31, 2009 and June 30, 2008, the notional amount of our foreign exchange cash flow hedges was $79.8 million and $42.6 million, respectively.
Derivatives not designated as hedging instruments
We have entered into certain other foreign currency contracts not designated as qualified hedges for accounting purposes, although management believes they are essential economic hedges. As of March 31, 2009 and June 30, 2008, the notional amount of these agreements was $4.0 million and $21.5 million, respectively, and will expire at various times over the next 24 months.
Interest rate hedges
In January 2008, we entered into a zero cost interest rate collar with an interest rate cap of 3.281% and a floor of 2.425%. The notional amount of the collar is $500 million executed in two transactions each having two year terms, $300 million of which expires on January 30, 2010 and $200 million of which expires on February 11, 2010. In March 2007, we entered into a five-year amortizing interest rate swap agreement structured so that we pay a fixed interest rate of 4.897%, and receive a floating interest rate equal to the one-month LIBOR rate. At March 31, 2009, the notional amount of the interest rate swap was $475 million. The interest rate collar and interest rate swap are designated as a cash flow hedge of forecasted interest payments on up to $975 million of outstanding floating rate debt. The transactions had a fair market value of zero at inception. Over the next 12 months, we expect to reclassify $27.0 million of deferred losses from accumulated other comprehensive income to interest expense as interest payments related to the designated interest rate swap and collars are recognized.
In order to hedge the variability of future interest payments related to our Senior Notes issuance, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of the Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. The settlement of the forward interest rate agreements of $19 million ($12 million, net of income tax) was recorded in accumulated other comprehensive income (loss), net, and is being amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. We amortized approximately $0.6 million to interest expense during both the three months ended March 31, 2009 and 2008 and $1.9 million to interest expense during both the nine months ended March 31, 2009 and 2008.
Please see Note 11 for a description of how the financial instruments below are valued in accordance with SFAS 157 and Note 9 for additional information on changes in other comprehensive income for the three and nine months ended March 31, 2009.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheet (in thousands):

		As of
		March 31,
Item	Balance Sheet Location	2009
Asset derivatives

Derivatives designated as hedging instruments under SFAS 133:
Foreign exchange forward agreements	Prepaid expenses and other current assets	$1,167

		1,167

Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward agreements	Prepaid expenses and other current assets	8

		8

Total asset derivatives		$1,175

Liability derivatives

Derivatives designated as hedging instruments under SFAS 133:
Foreign exchange forward agreements	Other accrued liabilities	$1,686
Interest rate swap and collar	Other accrued liabilities	27,029
Interest rate swap and collar	Other long-term liabilities	18,365

		47,080

Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward agreements	Other accrued liabilities	12

		12

Total liability derivatives		$47,092

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the amounts affecting the Consolidated Statements of Income for the three and nine months ended March 31, 2009:

				Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in Other			Accumulated Other
	Comprehensive Income			Comprehensive Income
	on Derivatives (a)			into Income (a)
	Three	Nine	Location of Gain	Three	Nine
	Months	Months	(Loss) Reclassified	Months	Months
	Ended	Ended	from Accumulated	Ended	Ended
	March 31,	March 31,	Other Comprehensive	March 31,	March 31,
Derivatives designated under SFAS 133	2009	2009	Income into Income (a)	2009	2009
Cash flow hedges:
Foreign currency forward contracts	$(64)	$308	Revenues	$209	$462
Foreign currency forward contracts	(775)	(5,284)	Cost of revenues	(1,716)	(2,310)
Interest rate swap	(4,986)	(34,927)	Interest expense	(6,523)	(13,542)
Interest rate collar	(1,239)	(12,032)	Interest expense	(2,265)	(2,357)

Total designated cash flow hedges	$(7,064)	$(51,935)		$(10,295)	$(17,747)

(a)	For the three and nine months ended March 31, 2009, we recorded no ineffectiveness from cash flow hedges.

		Gain (Loss) Recognized
		in Income on Derivatives
Derivatives not Designated	Location of Gain (Loss)	Three Months Ended	Nine Months Ended
under SFAS 133	Recognized in Income	March 31, 2009	March 31, 2009
Foreign currency forward contracts	Other non-operating expense, net	$(656)	$(1,099)
At March 31, 2009, Citibank, N.A., Wells Fargo Bank, N.A., and SunTrust Bank were the counterparties with respect to all but an insignificant portion of our hedge liability totaling $1.1 billion in notional amounts. The aggregate fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liability position at March 31, 2009 is $47.1 million.
Under the terms of our derivative instruments with each of these counterparties, in the event of (i) bankruptcy or insolvency of the Company (or certain of its subsidiaries as set forth in the Credit Facility), (ii) bankruptcy or insolvency of the counterparty under the derivative instrument, or (iii) certain events of default (including failure to pay or deliver, cross defaults and the failure to comply with specified secured interest and lien requirements) or illegality, impossibility or certain tax events, in each case, the derivative instruments may terminate and we may be required to pay termination amounts there under to the extent we owe such amounts to the relevant counterparty. In addition, the terms of certain of these derivative instruments provide for termination of such instruments and the payment of termination amounts (to the extent we owe such a termination amount) if the Company were to be merged with or into, or all or substantially all of its assets were to be acquired by, another entity, and the surviving or transferee entity’s creditworthiness is materially weaker than the Company’s. We have netting arrangements with each of these counterparties that provide for offsetting payables against receivables from separate derivative instruments with each of the counterparties. Each of these counterparties to our derivative instruments are also lenders under our Credit Facility. Our Credit Facility, senior subordinated notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt instruments and possible termination of those derivative instruments in certain situations.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. FAIR VALUE MEASUREMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). SFAS 157 is applied under existing accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. We adopted SFAS 157 effective July 1, 2008. There was no impact to our results of operations or financial condition as a result of the adoption of SFAS 157.
In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually. We are currently evaluating the impact, if any, that FSP 157-2 will have on our financial condition and results of operations.
In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. We adopted FSP 157-3 effective with the financial statements ended September 30, 2008. The adoption of FSP 157-3 had no impact on our financial condition and results of operations.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP 157-4”). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact, if any, that FSP 157-4 will have on our financial condition and results of operations.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

Description	Level 1	Level 2	Level 3	Total
ASSETS
Other current assets
Equity securities (a)	$2,153	$—	$—	$2,153
Foreign currency derivatives (b)	—	1,175	—	1,175
Other assets
Deferred compensation investments in cash surrender life insurance (c)	—	44,922	—	44,922
Deferred compensation investments in mutual funds (d)	—	23,502	—	23,502

Total assets	$2,153	$69,599	$—	$71,752

LIABILITIES
Other current liabilities
Foreign currency derivatives (b)	$—	$1,698	$—	$1,698
Interest rate swap and collar (e)	—	27,029	—	27,029
Other long-term liabilities
Deferred compensation plan liabilities (f)	—	64,992	—	64,992
Interest rate swap (e)	—	18,365	—	18,365

Total liabilities	$—	$112,084	$—	$112,084

(a)	The fair value of the equity securities is determined using quoted prices in active markets for identical instruments.

(b)	Foreign currency derivatives consist of foreign currency forward agreements. Fair value is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties.

(c)	Fair value is reflected as the cash surrender value of company owned life insurance.

(d)	Fair value is based on quoted market prices for actively traded assets similar to those held by the deferred compensation plan.

(e)	The fair values of the interest rate swap and collar are determined using prices obtained from pricing agencies and financial institutions that develop values based on inputs observable in active markets, including interest rates, with consideration given to the nonperformance risk of the Company and that of its counterparties.

(f)	Fair value of the deferred compensation liability is based on the fair value of investments corresponding to employees’ investment selections, based on quoted prices for similar assets in actively traded markets.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. SEGMENT INFORMATION
The following is a summary of certain financial information by reportable segment (in thousands):

	Commercial	Government	Corporate	Consolidated
Three Months Ended March 31, 2009
Revenues (a)	$973,808	$636,621	$—	$1,610,429
Operating expenses (excluding depreciation and amortization)	797,484	513,652	29,638	1,340,774
Depreciation and amortization expense	68,567	25,809	958	95,334

Operating income (loss)	$107,757	$97,160	$(30,596)	$174,321

Three Months Ended March 31, 2008
Revenues (a)	$922,385	$619,985	$—	$1,542,370
Operating expenses (excluding depreciation and amortization)	767,071	484,728	30,247	1,282,046
Depreciation and amortization expense	69,985	26,038	390	96,413

Operating income (loss)	$85,329	$109,219	$(30,637)	$163,911

Nine Months Ended March 31, 2009
Revenues (b)	$2,896,579	$1,930,374	$—	$4,826,953
Operating expenses (excluding depreciation and amortization)	2,409,250	1,540,754	72,785	4,022,789
Depreciation and amortization expense	207,793	78,352	2,411	288,556

Operating income (loss)	$279,536	$311,268	$(75,196)	$515,608

Nine Months Ended March 31, 2008
Revenues (b)	$2,704,286	$1,842,609	$—	$4,546,895
Operating expenses (excluding depreciation and amortization)	2,245,472	1,430,246	122,376	3,798,094
Depreciation and amortization expense	205,337	75,065	1,193	281,595

Operating income (loss)	$253,477	$337,298	$(123,569)	$467,206

(a)	Revenues in our Commercial segment include revenues from operations divested through March 31, 2009 of $2.6 million for the three months ended March 31, 2008. Revenues in our Government segment include revenues from operations divested through March 31, 2009 of $3.8 million for the three months ended March 31, 2008.

(b)	Revenues in our Commercial segment include revenues from operations divested through March 31, 2009 of $9.0 million for the nine months ended March 31, 2008. Revenues in our Government segment include revenues from operations divested through March 31, 2009 of $0.3 million and $14.5 million for the nine months ended March 31, 2009 and 2008, respectively.
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
Revenues from the bindery business were $0.3 million for the nine months ended March 31, 2009 and $3.8 million and $10.9 million for the three and nine months ended March 31, 2008, respectively. Operating income from the bindery business, excluding the gain on sale, was $0.9 million and $2.6 million for the three and nine months ended March 31, 2008, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Sale of Unclaimed Property Reporting and Recovery Business
During the three months ended June 30, 2008, we completed the sale of Unclaimed Property Reporting and Recovery (“UPRR”) in our Commercial segment and we recorded a pre-tax gain on the sale of approximately $1.0 million ($0.6 million, net of income tax). During the three and nine months ended March 31, 2009, we recorded an additional gain of $0.3 million ($0.2 million, net of income tax) and $0.8 million ($0.5 million, net of income tax), respectively, in other operating expenses in our Consolidated Statements of Income. The UPRR business was not strategic to our ongoing operations.
Revenues from the UPRR business were $2.6 million and $9.0 million for the three and nine months ended March 31, 2008, respectively. Operating (loss) income from the UPRR business, excluding the gain on sale, was $(0.1 million) and $0.1 million for the three and nine months ended March 31, 2008, respectively.
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
Revenues from the decision support business were $3.7 million for the nine months ended March 31, 2008. Operating income from the decision support business was $1.5 million for the nine months ended March 31, 2008.
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
We initiated an internal investigation of our stock option grant practices in response to the pending informal investigation by the SEC and a subpoena from a grand jury in the Southern District of New York. The investigation reviewed our historical stock option grant practices during the period from 1994 through 2005, including all 73 stock option grants made by us during this period, and the related disclosure in our Form 10-Q for the three months ended March 31, 2006 (the “May 2006 Form 10-Q”). The results of our internal investigation are fully disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006 (the “2006 Form 10-K/A”).
Subsequent to the delivery of the results of the investigation, we, with the approval of our Audit Committee, determined that the cumulative non-cash stock-based compensation expense adjustment and related income tax effects were material. Our decision to restate our financial statements was based on the facts obtained by management and a special committee comprised of all of the then independent members of the Board of Directors, which oversaw the internal investigation. We determined that the cumulative, pre-tax, non-cash stock-based compensation expense resulting from revised measurement dates was approximately $51.2 million during the period from our initial public offering in 1994 through June 30, 2006. The corrections relate to options covering approximately 19.4 million shares. Previously reported total revenues were not impacted by our restatement. The impact of the restatement on each year of our previously issued financial statements is more fully disclosed in our 2006 Form 10-K/A.

Related income tax effects included deferred income tax benefits on the compensation expense, and additional income tax liabilities and estimated penalties and interest related to the application of Internal Revenue Code Section 162(m) and related Treasury Regulations (“Section 162(m)”) to stock-based executive compensation previously deducted, that was no longer

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
deductible as a result of revised measurement dates of certain stock option grants. We also included in our restatements additional income tax liabilities and estimated penalties and interest, with adjustments to additional paid-in capital and income tax expense, related to certain cash and stock-based executive compensation deductions previously taken under Section 162(m), which we believed may be non-deductible as a result of information that has been obtained by us in connection with our internal investigation, due to factors unrelated to revised measurement dates. During the three months ended March 31, 2007, we paid approximately $35.0 million of estimated income taxes, penalties and interest related to Section 162(m) issues. This payment is reflected in cash flows from operating activities at June 30, 2007. During fiscal year 2008, we resolved Section 162(m) executive compensation issues for fiscal years 2001 through 2003 with the Internal Revenue Service and used the same resolution criteria to adjust the liabilities for fiscal years 2004 and 2005, resulting in a revised liability of $26.9 million of income tax, interest and penalties. During the three months ended June 30, 2008, $5.9 million was released to income tax expense and $0.5 million was credited to additional paid-in capital. At this time, we cannot predict when these Section 162(m) issues will be resolved for fiscal years 2004 and 2005.

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
The tender offer expired on July 17, 2007 and we accepted for amendment, pursuant to the offer, options to purchase 1,696,650 shares of our Class A common stock. This represented 99.6% of the shares of our Class A common stock subject to all Eligible Options. We paid cash payments in the aggregate amount of $4.0 million in accordance with the terms of the tender offer in the three months ended March 31, 2008 from cash flows from operating activities. During the three months ended September 30, 2007, we charged approximately $1.3 million to wages and benefits in our Consolidated Statement of Income and charged the balance of the estimated cash payments to additional paid-in capital in our Consolidated Balance Sheet.
In July 2007, we notified certain former employees with vested, unexercised and outstanding options which had exercise prices per share that were less, or may have been less, than the fair market value per share of our Class A common stock on the revised measurement dates for such options, as determined by us for accounting and tax purposes, that we will pay them the additional 20% income tax imposed by Section 409A based on the excess, if any, of the fair market value of our Class A common stock (up to $62 per share or up to $1.9 million in the aggregate) on the date a triggering event occurs or condition exists that under Section 409A results in the excess being recognized and reported as income on the former employee’s W-2 and the exercise price of the affected option (reduced by any gain that had become subject to tax in a prior year because of an earlier triggering event). As of March 31, 2009, we anticipate that these income tax reimbursements will be up to approximately $0.8 million based on the fair market value of our Class A common stock on the exercise date and will be paid from cash flows from operating activities as the triggering event occurs for each option holder. During the three and nine months ended March 31, 2009, we charged (credited) approximately $0.2 million and $(0.6 million), respectively, and during the three and nine months ended March 31, 2008, we charged approximately $0.5 million and $1.0 million, respectively, to wages and benefits in our Consolidated Statements of Income related to these income tax reimbursements based on the current fair market value of our Class A common stock as of March 31, 2009 and 2008, respectively. The estimated liability related to these income tax reimbursements will be adjusted to reflect changes in the current fair market value of our Class A common stock each quarter until the options are exercised. Through March 31, 2009, we paid $0.1 million related to this liability and a liability of approximately $0.7 million is recorded in other current liabilities in our Consolidated Balance Sheet as of March 31, 2009.

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
On November 20, 2008, the parties filed their Joint Motion for Preliminary Approval of Settlement of Derivative Claims and Approval of Notice. The judge granted preliminary approval of the motion and scheduled a hearing for final approval of the settlement, which is currently set for May 18, 2009.
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
On August 15, 2006, plaintiff filed a First Amended Complaint in the Brandin lawsuit (the “Delaware Chancery Case”). The First Amended Complaint added Lynn R. Blodgett, David W. Black, Henry Hortenstine, Peter A. Bracken, William L. Deckelman, Jr., Warren Edwards, John M. Brophy, John Rexford, Dennis McCuistion, J. Livingston Kosberg and Clifford M. Kendall. On April 5, 2007, plaintiff Brandin filed a Motion for Summary Judgment against Darwin Deason, Jeffrey Rich

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
and Mark King. Each of the parties has filed their respective briefs and a hearing on the Motion for Summary Judgment was held on February 5, 2008. In addition, on October 16, 2007, each of the individual defendants filed a Motion for Partial Dismissal, based on plaintiff’s lack of standing to challenge most of the stock option grants at issue. On November 25, 2008, the Delaware court was informed of the proposed settlement and related filing in the Texas State Derivative Action which includes a dismissal of the Delaware Chancery Case. Please see “Regarding the Texas State Derivative Action and the Delaware Chancery Case” below for more information. There is no pending trial date at this time.
Regarding the Texas State Derivative Action and the Delaware Chancery Case
On October 21, 2008, a Special Litigation Committee previously formed by the Company’s Board of Directors (the “SLC”) completed its review of the Texas State Derivative Action and the Delaware Chancery Case. The Special Litigation Committee formally recommended that these cases be settled pursuant to the terms of a Memorandum of Understanding which was signed by the Company, the individual defendants in these cases and the plaintiffs in these cases on October 28, 2008.
On November 20, 2008, the parties filed their Joint Motion for Preliminary Approval of Settlement of Derivative Claims and Approval of Notice with the Texas State District Court. The judge granted preliminary approval of the motion and scheduled a hearing for final approval, which is currently set for May 18, 2009.
Notice to shareholders of the proposed settlement as defined in the approved notice was sent on December 10, 2008. The proposed settlement includes the release of all state and federal derivative claims related to our prior stock option grant practices, the dismissal of the Texas State Derivative Action and the Delaware Chancery Case, the payment of an amount up to $13.0 million in legal fees by the Company to the plaintiffs’ law firms and the collection of approximately $1.8 million from certain current and former executive officers and other monetary and non-monetary benefits to the Company, such as the cancellation of amounts claimed to be owed some of the defendants. The cancellation or repricing of such stock options was completed in previous periods. The proposed settlement also requires the Company to make or have made specified corporate governance and other changes.
On January 23, 2009, the plaintiffs in the Texas Federal Derivative Action filed an objection to the proposed settlement. The parties filed their respective responses. In connection with the settlement of the Texas Federal Derivative Action and preliminary approval discussed below, the plaintiffs in the Texas Federal Derivative Action are required to withdraw their objection. The Texas State District Court will hold the final approval hearing on May 18, 2009 where the court will rule on any stockholder objections and decide whether or not to approve the final settlement. An award of attorneys’ fees to the plaintiffs is not final until the court approves the settlement.
The Company will receive approximately $22 million from its Directors’ and Officers’ Insurance carriers, which is in addition to amounts previously received, as discussed below. The attorneys’ fees that the Company will pay pursuant to the Texas State Derivative Action of approximately $13.0 million and the Texas Federal Derivative Action of approximately $8.6 million aggregate to approximately $22 million. Therefore, the settlement of these actions has not had a material impact on our results of operations.
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
The Alaska Electrical and Lunceford cases were consolidated into one case on August 1, 2006, under the caption In Re Affiliated Computer Services Federal Derivative Litigation, in the United States District Court for the Northern District of Texas, Master File No. 3:06-CV-1110-M (the “Texas Federal Derivative Action”). On February 1, 2008, plaintiffs filed their Second Amended Derivative Complaint.

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
On April 28, 2009, a Memorandum of Understanding was entered into between the Company and the plaintiffs, which, has been further documented by way of a formal Stipulation of Settlement, which, upon final approval by the federal court, will effectively resolve the Texas Federal Derivative Action. On May 6, 2009, the parties filed a Stipulation of Settlement and a Motion for Expedited Ruling, requesting the federal judge to grant his preliminary approval of the settlement and to schedule a final approval hearing. On May 8, 2009, the federal judge granted his preliminary approval of the settlement and scheduled a final approval hearing for June 19, 2009. The proposed settlement includes the dismissal of the Texas Federal Derivative Action, the waiver of the objection to the settlement of the Texas State Derivative Action, the release of all federal derivative claims in the Texas Federal Derivative Action, the payment of approximately $8.6 million in legal fees by the Company to the plaintiffs’ law firms, and the payment by the Company’s Directors’ and Officers’ insurance carriers of $30 million to the Company, of which $8 million of this amount was received in the second quarter of fiscal year 2009. An award of attorneys’ fees to the plaintiffs is not final until the court approves the settlement.
As discussed above, the Company will receive approximately $22 million from its Directors’ and Officers’ Insurance carriers, which is in addition to amounts previously received. The attorneys’ fees that the Company will pay pursuant to the Texas State Derivative Action of approximately $13.0 million and the Texas Federal Derivative Action of approximately $8.6 million aggregate to approximately $22 million. Therefore, the settlement of these actions has not had a material impact on our results of operations.
United States District Court of Texas for the Northern District of Texas

Based on the same set of facts as alleged in the above cases, two lawsuits were filed under the Employee Retirement Income Security Act (“ERISA”) alleging breach of ERISA fiduciary duties by the directors and officers as well as the ACS Benefits Administrative Committee, in connection with the retention of ACS’ Class A common stock as an investment option in the ACS Savings Plan, and by causing the ACS Savings Plan to invest in our Class A common stock in light of the alleged stock option issues.
On February 12, 2007, these two lawsuits were consolidated into one case, under the caption, In re Affiliated Computer Systems [sic] ERISA Litigation, Master File No. 3:06-CV-1592-M. On December 20, 2007, an Order Preliminarily Approving Settlement was entered in the In re Affiliated Computer Systems [sic] ERISA Litigation consolidated case. Principally, the settlement provided for a payment to the plaintiffs and the ACS Savings Plan of a total of $1.5 million, which included attorney fees, and received the final approval of the court at a hearing held on October 23, 2008. We recorded a charge of $1.5 million ($1.0 million, net of income tax) in other operating expenses in our Consolidated Statement of Income during the three months ended December 31, 2007.
Other Related Matters
On December 9, 2008, Darwin Deason received a “Wells Notice” (the “Notice”) from the staff of the SEC indicating that the staff is considering recommending that the SEC bring civil claims against Mr. Deason for alleged violations of the federal securities laws in connection with certain public disclosures relating to the Company’s historical stock option grant practices. The Company subsequently was advised by the staff of the SEC that it will not recommend to the SEC that charges be brought against Mr. Deason.
Litigation Arising from Buy-Out Offer
Several lawsuits were filed in connection with the announced buyout transaction announced in March 2007, generally alleging claims related to breach of fiduciary duty, and seeking class action status. The plaintiffs in each case purport to be ACS stockholders bringing a class action on behalf of all of our public stockholders. Each plaintiff alleges that the proposal (“Proposal”) presented to us by Darwin Deason and Cerberus on March 20, 2007, to acquire our outstanding stock, was unfair to shareholders, because the consideration offered in the Proposal is alleged to be inadequate and to have resulted from an unfair process.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In the Delaware Chancery Court, six cases were filed. On May 4, 2007, each of these six Delaware buy-out cases was consolidated into one case in the Delaware Chancery Court entitled In Re Affiliated Computer Services, Inc. Shareholder Litigation, Civil Action No. 2821-VCL. On October 30, 2007, Cerberus withdrew its offer to acquire ACS. On November 2, 2007, a Consolidated Amended Class Action and Derivative Complaint was filed by the plaintiffs, adding allegations of breach of fiduciary duties related to the events surrounding the resignation of the outside directors. Plaintiffs sought equitable relief and recovery of unspecified monetary damages sustained by the Company. On April 8, 2008, a Verified Consolidated Second Amended Class and Derivative Action Complaint was filed alleging class and derivative claims of breach of fiduciary duty against all individual defendants and class and derivative for aiding and abetting against Cerberus and Citigroup. On May 23, 2008, all defendants, including ACS, filed their respective motions to dismiss. The hearing on the motions occurred on October 22, 2008.
On February 6, 2009, the judge in the case granted ACS’ Motion to Dismiss and dismissed each of plaintiffs’ counts with prejudice. The time for plaintiffs to appeal the dismissal has passed.
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
On March 29, 2007, the two stand-alone buy-out cases pending in the District Court of Dallas County, Texas were consolidated into the Texas State Derivative Action.
In addition, in the Texas State Derivative Action, on March 26, 2007, plaintiffs filed a Third Amended Consolidated Complaint, adding causes of action related to the announced buy-out transaction as well. On May 1, 2007, ACS and the individual defendants filed a Special Exceptions Motion, on the grounds that plaintiffs’ buy-out claims were not yet ripe for adjudication, i.e., no claim related to the Proposal can properly be the subject of litigation, because the Proposal has not been accepted or recommended by either the Company or by the Special Committee formed to evaluate the Proposal and strategic alternatives to the Proposal, and that plaintiffs cannot bring both direct and derivative claims in a single lawsuit. The Third Amended Petition also alleges breach of fiduciary duty premised upon an allegation that our assets and information were misappropriated by Mr. Deason and Cerberus in order to facilitate their preparation of the Proposal, and that the Proposal represents an attempt to extinguish the derivative claims related to stock option practices by eliminating the standing of the plaintiff stockholders to pursue those claims. The Third Amended Petition also suggested that the consideration offered to stockholders in the Proposal was inadequate and sought to enjoin consummation of the Proposal. Plaintiffs sought equitable relief and recovery of unspecified monetary damages sustained by the Company.
In the Texas Federal Derivative Action, on April 5, 2007, the plaintiffs filed an Amended Complaint, adding causes of action related to the announced buy-out transaction as well, and adding as defendants, Clifford Kendall, David Black, Henry Hortenstine, Peter A. Bracken, William Deckelman, Jr., PricewaterhouseCoopers LLP, and Cerberus Capital Management, L.P. Like the Third Amended Petition in the Texas State Derivative Action, the Amended Complaint in the Texas Federal Derivative Action challenged both the process through which the Proposal was generated, and the substance of the Proposal. Plaintiffs filed their Second Amended Derivative Complaint on February 1, 2008 and dropped all buyout related claims.
All litigation arising from the buy-out offer has been dismissed.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
It is our position that no default occurred under the Indenture and that no acceleration occurred with respect to the Senior Notes or otherwise under the Indenture. Further we filed a lawsuit against the Trustee in the United States District Court, Northern District of Texas, Dallas Division, seeking a declaratory judgment affirming our position. The Trustee filed an answer and counterclaim seeking immediate payment of all principal and accrued and unpaid interest on the Senior Notes. Alternatively, the counterclaim sought damages measured by the difference between the fair market value of the Senior Notes on or about September 22, 2006 and par value of the Senior Notes. On February 12, 2008, the judge granted our Motion for Summary Judgment, awarded us our court costs, and dismissed all counter-claims against us. Subsequently, Defendant Wilmington Trust Co. filed its Notice of Appeal and Appellant Brief with the United States Court of Appeals for the Fifth Circuit (“5th Circuit Court”).
On April 16, 2009, the 5th Circuit Court affirmed the February 12, 2008 decision in the United States District Court, Northern District of Texas, Dallas Division.
Until the time passes for the Defendant, Wilmington Trust Company, to file an appeal of the 5th Circuit Court decision, no legally enforceable determination can be made as to whether the failure to timely file the Annual Report on Form 10-K for the period ending June 30, 2006 is a default under the Indenture as alleged by the letters referenced above. If there is a final legally enforceable determination that the failure to timely file the Annual Report on Form 10-K for the period ending June 30, 2006 is a default under the Indenture, and that acceleration with respect to the Senior Notes was proper, the principal and premium, if any, and all accrued and unpaid interest, if any, on the Senior Notes would be immediately due and payable.
In the event the claim of default against us made by certain holders of the Senior Notes is upheld in a court of law and we are required to pay off the Senior Notes, it is most likely that we would utilize cash on hand and borrowings under our Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending, Inc. and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”) to fund such payoff. Under the terms of the Credit Facility, we can utilize borrowings under the Revolving Facility, subject to certain liquidity requirements, or may seek additional commitments for funding under the Term Loan Facility of the Credit Facility. We estimate we have sufficient liquidity to meet both the needs of our operations and any potential payoff of the Senior Notes. While we do have availability under our Credit Facility to draw funds to repay the Senior Notes, there may be a decrease in our credit availability that could otherwise be used for other corporate purposes, such as acquisitions and share repurchases.
If our Senior Notes are refinanced or the determination is made that the outstanding balance is due to the noteholders, the remaining unrealized loss on forward interest rate agreements reported in other comprehensive income of $9.3 million ($5.8 million, net of income tax), unamortized deferred financing costs of $1.6 million ($1.0 million, net of income tax) and unamortized discount of $0.4 million ($0.3 million, net of income tax) associated with our Senior Notes as of March 31, 2009 may be adjusted and reported as interest expense in our Consolidated Statement of Income in the period of refinancing or demand.
Investigation Concerning Procurement Process at Hanscom Air Force Base
In October 2002, one of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery — Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation (“ManTech”); however, we have agreed to indemnify ManTech with respect to this DOJ investigation. We believe all applicable statutes of limitations related to this inquiry have expired.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Investigations Regarding Florida Workforce Contracts
On August 25, 2004, ACS State and Local Solutions, Inc. (“ACS SLS”) received a grand jury document subpoena issued by the U.S. District Court for the Middle District of Florida (the “Florida Court”) in connection with an inquiry being conducted by the DOJ and the Inspector General’s Office of the U.S. Department of Labor (the “DOL”). The subpoena related to a workforce contract in Pinellas County, Florida (the “Pinellas Contract”), for the period from January 1999 to the contract’s expiration in March 2001, which was prior to our acquisition of this business from Lockheed Martin Corporation in August 2001. We believe that all applicable statutes of limitations related to this inquiry have expired.
On January 3, 2003, a Complaint was filed under seal in the Florida Court by a former Pinellas County Administrator under the “Qui Tam” provisions of the False Claims Act. The United States subsequently filed a notice with the Florida Court that it would not intervene and we were subsequently served with the Complaint after the Florida Court unsealed it. The allegations in the Complaint arose from the Pinellas Contract that was the subject of the grand jury document subpoena discussed above. The plaintiff was seeking statutory penalties for each violation. On April 3, 2009, the Florida Court granted ACS’ motion for summary judgment and dismissed the Complaint with prejudice.
Litigation arising from alleged patent infringement
On April 4, 2008, JP Morgan Chase & Co. (“JPMorgan”) filed a lawsuit against Affiliated Computer Services, Inc. and ACS SLS (collectively, “ACS”) in U.S. District Court in Wilmington, Delaware. JPMorgan seeks certain declarations as well as unspecified monetary damages related to alleged violations by ACS of JPMorgan’s electronic payment card, lockbox, and check processing and imaging patents. ACS is vigorously defending this lawsuit and has counterclaimed against JPMorgan seeking certain declarations as well as monetary damages related to JPMorgan’s violations of ACS’s payment processing patents. At this time, we are unable to express an opinion as to the likely outcome of this matter and it is not possible to reasonably estimate either the range of recovery or range of loss, if any.
Other
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2009, $644.7 million of our outstanding surety bonds and $58.4 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $18.8 million of our letters of credit secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
Our Commercial education business performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At March 31, 2009, we serviced a FFEL portfolio of approximately 3.8 million loans with an outstanding principal balance of approximately $46.6 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2009, other accrued liabilities include reserves which we believe to be adequate.
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the nine months ended March 31, 2009 and 2008, we made contingent consideration payments of $2.9 million and $23.7 million, respectively, related to acquisitions completed in prior years. As of March 31, 2009, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities was approximately $57.5 million. Any such payments result in a corresponding increase in goodwill.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of March 31, 2009, we had gross reserves for uncertain tax positions totaling $36.0 million, which excludes $8.4 million of offsetting tax benefits recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). We anticipate a significant change in the next 12 months to the total amount of FIN 48 unrecognized benefits due to ongoing negotiations with taxing authorities. However, due to the uncertain nature of the settlement process, we are unable to make a reasonable estimate as to when cash settlements of these uncertain tax positions with taxing authorities will occur.
In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.
15. NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted SFAS 157 effective July 1, 2008. Please see Note 11 for a discussion of the adoption of SFAS 157 and the related FASB Staff Positions and the impact on our financial condition and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS 159 effective July 1, 2008. We did not elect the fair value option under SFAS 159 for any of our financial assets or liabilities upon adoption. The adoption of SFAS 159 did not have a material impact on our financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer accounts for business combinations. SFAS 141(R) includes guidance for recognizing and measuring the assets acquired, liabilities assumed, and any noncontrolling or minority interests in an acquisition. SFAS 141(R) applies prospectively and will become effective for business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact, if any, that SFAS 141(R) will have on our financial condition and results of operations.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We adopted SFAS 161 effective January 1, 2009. There was no impact on our financial condition and results of operations as a result of the adoption of SFAS 161.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not anticipate the adoption of SFAS 162 will have an impact on our financial condition and results of operations.
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). This FSP amends FAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We have not yet determined the effect, if any, that FSP 132(R)-1 will have on our financial statement disclosures.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
All statements and assumptions contained or referenced in this Quarterly Report and its exhibits that are not based on historical fact, such as statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies, indebtedness, litigation, competitive positions, growth opportunities and plans and objectives of management, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such forward-looking statements and assumptions include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies, indebtedness, litigation, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the anticipated results, prospects, performance or achievements expressed or implied by such statements. Such risks and uncertainties include, but are not limited to: (a) the cost and cash flow impact of our debt and our ability to obtain further financing; (b) a reversal, on appeal, of two lower court decisions that we have not defaulted on our Senior Notes and that those Notes have not been accelerated; (c) the complexity of the legal and regulatory environments in which we operate, including the effect of claims and litigation; (d) our oversight by the SEC and other regulatory agencies and investigations by those agencies; (e) our credit rating or further reductions of our credit rating; (f) a decline in revenues from or a loss or failure of significant clients; (g) our ability to recover capital investments in connection with our contracts; (h) possible period-to-period fluctuations in our non-recurring revenues and related cash flows; (i) competition and our ability to compete effectively; (j) dissatisfaction with our services by our clients; (k) our dependency to a significant extent on third party providers, such as subcontractors, a relatively small number of primary software vendors, utility providers and network providers; (l) our ability to identify, acquire or integrate other businesses or technologies; (m) our ability to manage our operations and our growth; (n) termination rights, audits and investigations related to our Government contracts; (o) delays in signing and commencing new business; (p) the effect of some provisions in contracts and our ability to control costs; (q) claims associated with our actuarial consulting and benefit plan management services; (r) claims of infringement of third-party intellectual property rights; (s) laws relating to individually identifiable information; (t) potential breaches of our security system; (u) the impact of budget deficits and/or fluctuations in the number of requests for proposals issued by governments; (v) risks regarding our international and domestic operations; (w) fluctuations in foreign currency exchange rates; (x) our ability to attract and retain necessary technical personnel, skilled management and qualified subcontractors; (y) risks associated with loans that we service; (z) the effect of certain provisions of our certificate of incorporation, bylaws and Delaware law and our stock ownership; and (aa) the price of our Class A common stock.
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
We generate the majority of our revenues under long-term contracts, which historically has provided a certain level of predictability with regards to our financial results. However, our financial results may be impacted by global economic conditions. If the current economic downturn is prolonged or severe, it could negatively affect our clients, their financial results and their demand for our services or result in additional bad debt expense should they enter bankruptcy or liquidation. If the demand for our services declines, it could have a material negative impact on our business. We believe that the diversity of our services and client base will help us mitigate the impact of a sustained downturn. We continue to closely monitor our costs of operations in order to remain flexible in responding to the overall economic uncertainty.

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
New Business Pipeline
Management focuses on various metrics in analyzing our business and its performance and outlook. One such metric is our sales pipeline, which was approximately $2.0 billion of annual recurring revenues as of March 31, 2009. Our sales pipeline includes potential business opportunities that we expect will be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue that are in excess of $100 million. Both the Commercial and Government pipelines have significant, quality opportunities within our vertical markets and horizontal solutions. As of March 31, 2009, the Commercial segment comprised approximately 55% of our pipeline and the Government segment comprised the remaining 45%. By service line, approximately 80% of our pipeline is business process outsourcing and approximately 20% of the pipeline is information technology solutions as of March 31, 2009. The Commercial segment pipeline includes opportunities in information technology services, commercial healthcare, transactional business process outsourcing, including customer care, finance and accounting outsourcing, human resources outsourcing, student loan processing and learning process outsourcing. The Government segment pipeline includes opportunities in our domestic and international transportation business, in the state and local market for information technology, eligibility, public safety and electronic payment services, in government healthcare and with the federal government.
While the size of our sales pipeline is an important indicator of potential new business signings and potential future internal revenue growth, actual new business signings and internal revenue growth depend on a number of factors including the effectiveness of our sales pursuit teams, competition for a deal, deal pricing, ramp of new business, cash flow generation qualities of each deal and are subject to risks described further in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
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
During the three months ended March 31, 2009, we signed contracts with new clients and incremental business with existing clients representing $341.8 million of annual recurring revenue with an estimated $1.64 billion in total contract value. The Commercial segment contributed 71% of the new contract signings and the Government segment contributed 29% of the new contract signings (based on annual recurring revenues). We expanded existing relationships in both our Commercial Healthcare Payer and Government Healthcare lines of business. The Communications and Consumer Goods line of business was also a contributor to our third quarter signings.
During the nine months ended March 31, 2009, we signed contracts with new clients and incremental business with existing clients representing $747.0 million of annual recurring revenue with an estimated $3.27 billion in total contract value. The Commercial segment contributed 59% of the new contract signings and the Government segment contributed 41% of the new contract signings (based on annual recurring revenues).

Internal Revenue Growth
We use internal revenue growth as a measure of the organic growth of our business. Internal revenue growth is measured as total revenue growth less revenues from acquisitions and revenues from divested operations.  At the date of an acquisition, we identify the trailing twelve months of revenue of the acquired company as the “pre-acquisition revenue of acquired companies.”  Pre-acquisition revenue of the acquired companies is considered “acquired revenues” in our calculation, and actual revenues from the acquired company, either above or below “acquired revenues” are components of “internal growth” in our calculation.  Revenues from operations divested through the end of the current period are excluded from the internal revenue growth calculation in the periods following the effective date of the divestiture.  We believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. Prior period internal revenue growth calculations are not restated for current period divestitures. Our measure of internal revenue growth may not be comparable to similarly titled measures of other companies. During the three months ended March 31, 2009, total revenue grew 5% over the prior year period, excluding divestitures, and internal revenue grew 3% over the prior year period. During the nine months ended March 31, 2009, total revenue grew 7% over the prior year period, excluding divestitures, and internal revenue grew 4% over the prior year period.
Client Renewal Rates
We focus on the performance of our contractual obligations and continually monitor client satisfaction. Renewal rates are the best indicator of client satisfaction. We calculate our renewal rate based on the total annual recurring revenue of renewals won as a percentage of total annual recurring revenue of all renewals sought.  During the three and nine months ended March 31, 2009, we renewed approximately 84% and 85%, respectively, of total renewals sought, totaling $323.9 million and $1.08 billion, respectively, of annual recurring revenue with a total contract value of approximately $890.2 million and $3.30 billion, respectively.    Average contract life for renewals varies between our government and commercial segments. The average contract life of renewals in the government segment is often longer than those in the commercial segment.
Capital Intensity
Management responds to technological advances and the rapid changes in the requirements of our clients by committing substantial amounts of our resources to the operation of multiple hardware platforms, the customization of products and services that incorporate new technology and the continuous training of our personnel. Management continually assesses the capital intensity of these technological advances and client requirements, addressing the challenge to provide innovative solutions and a lower cost solution for clients.
We monitor the capital intensity of new business signings, which we define as the total of capital expenditures and additions to intangible assets as a percentage of revenue. The capital intensity of new business signings is critical to determine the future free cash flow generating levels of our business. Historically, the capital intensity in our business has ranged between 5% and 7% of revenue. During the nine months ended March 31, 2009 and 2008, the overall capital intensity of our business was approximately 5.4% and 4.8% of revenues, respectively. We expect that as our new business signings ramp, we will incur capital expenditures associated with the new business, which could result in increased capital intensity over the fiscal year 2008 percentage, but we expect that the capital intensity will remain within our historical range.
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

Significant Developments
Global Production Initiative
In October 2008, we announced plans to implement a global production initiative to lower future labor costs. Under this initiative, we intend to hire approximately 4,200 full-time employees in locations outside of the United States and reduce corresponding positions within the United States and Europe by the end of the first quarter of fiscal year 2010. We may elect to hire offshore fewer positions than we are terminating onshore, as we leverage technology and other business process outsourcing solutions, in an effort to achieve a cost effective solution. The total pre-tax cost to reduce these employee positions under this initiative is estimated to be approximately $31.0 million to $34.0 million, of which severance costs are estimated to be approximately $10.0 million to $11.0 million and transition and other expenses are estimated to be approximately $21.0 million to $23.0 million. The transition costs consist primarily of duplicate labor costs as a result of job training and work shadowing, as well as related travel, retention and facility costs during the transition. Substantially all of these expenses to date, and substantially all of the expected expenses, have been or will be cash expenditures. The following table reflects the estimated charges over the term of the initiative for each of our segments (in thousands):

	Commercial	Government	Corporate	Total
Severance costs	$9,000 - $9,500	$1,000 - $1,500	$—	$10,000 - $11,000
Transition and other expenses	16,000 - 17,000	3,000 - 3,500	2,000 - 2,500	21,000 - 23,000

Total costs	$25,000 - $26,500	$4,000 - $5,000	$2,000 - $2,500	$31,000 - $34,000

As of March 31, 2009, we have added approximately 3,000 positions outside the United States and Europe and reduced corresponding positions in the United States and Europe as a result of this initiative. During the three and nine months ended March 31, 2009, we recorded severance costs (benefits) of $(2.6 million), $(1.7 million), net of income tax, and $10.3 million, $6.3 million, net of income tax, respectively, and incurred $6.3 million, $4.1 million, net of income tax, and $10.1 million, $6.4 million, net of income tax, respectively, for transition and other expenses in cost of revenues in our Consolidated Statements of Income. During the three months ended March 31, 2009, we announced a plan to assist displaced employees who are experiencing financial hardships during these difficult economic times. We made contributions of approximately $0.5 million, $0.3 million, net of income tax, related to this plan during the three months ended March 31, 2009, which are included in the transition costs discussed above. The following table reflects charges recorded during the period in each of our segments (in thousands):

	Three Months Ended March 31, 2009
	Commercial	Government	Corporate	Total
Accrued severance costs	$(2,138)	$(449)	$—	$(2,587)
Transition and other expenses	4,521	797	969	6,287

Total costs	$2,383	$348	$969	$3,700

	Nine Months Ended March 31, 2009
	Commercial	Government	Corporate	Total
Accrued severance costs	$8,711	$1,594	$—	$10,305
Transition and other expenses	7,701	1,337	1,031	10,069

Total costs	$16,412	$2,931	$1,031	$20,374

We anticipate using a substantial portion of the savings generated from this initiative to invest in innovation, sales and other client opportunities. Upon completion, we estimate the full annual run rate pre-tax savings will be approximately $40 million after these investments.
Additionally, we anticipate opening new facilities and expanding current facilities globally in order to accommodate the increased offshore headcount. Capital expenditures related to these facilities are currently estimated at $12 million to $14 million. During the nine months ended March 31, 2009, we incurred approximately $6.2 million in capital expenditures related to these facilities.

The following table reflects the activity for the accruals for involuntary termination of employees related to this initiative (in thousands):

Balance at December 31, 2008	$11,703
Accruals, net of reversals	(2,587)
Payments	(1,701)

Balance at March 31, 2009	$7,415

Balance at June 30, 2008	$—
Accruals, net of reversals	10,305
Payments	(2,890)

Balance at March 31, 2009	$7,415

Acquisitions
During the nine months ended March 31, 2009, we completed two acquisitions in our Commercial segment, Grupo Multivoice (“Multivoice”) and e-Services Group International (“e-Services”). Please see Note 2 to our Consolidated Financial Statements for a discussion of these acquisitions.
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

Revenue Growth
We use internal revenue growth as a measure of the organic growth of our business. Internal revenue growth is measured as total revenue growth less revenues from acquisitions and revenues from divested operations.  At the date of an acquisition, we identify the trailing twelve months of revenue of the acquired company as the “pre-acquisition revenue of acquired companies.”  Pre-acquisition revenue of the acquired companies is considered “acquired revenues” in our calculation, and actual revenues from the acquired company, either above or below “acquired revenues” are components of “internal growth” in our calculation.  Revenues from operations divested through the end of the current period are excluded from the internal revenue growth calculation in the periods following the effective date of the divestiture.  We believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. Prior period internal revenue growth calculations are not restated for current period divestitures. Internal revenue growth calculations reported in prior periods are not restated for current period divestitures. Our measure of internal revenue growth may not be comparable to similarly titled measures of other companies. The following table sets forth the calculation of internal revenue growth (in millions):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2009	2008	Growth %	2009	2008	Growth %
Consolidated
Total Revenues	$1,610	$1,542	4%	$4,827	$4,547	6%
Less: Divestitures	—	(6)		—	(24)

Adjusted	$1,610	$1,536	5%	$4,827	$4,523	7%

Acquired revenues	$41	$4	2%	$140	$4	3%
Internal revenues	1,569	1,532	3%	4,687	4,519	4%

Total	$1,610	$1,536	5%	$4,827	$4,523	7%

Commercial
Total Revenues	$974	$922	6%	$2,897	$2,704	7%
Less: Divestitures	—	(2)		—	(9)

Adjusted	$974	$920	6%	$2,897	$2,695	7%

Acquired revenues	$27	$4	3%	$97	$4	3%
Internal revenues	947	916	3%	2,800	2,691	4%

Total	$974	$920	6%	$2,897	$2,695	7%

Government
Total Revenues	$636	$620	3%	$1,930	$1,843	5%
Less: Divestitures	—	(4)		—	(15)

Adjusted	$636	$616	3%	$1,930	$1,828	6%

Acquired revenues	$14	$—	2%	$43	$—	3%
Internal revenues	622	616	1%	1,887	1,828	3%

Total	$636	$616	3%	$1,930	$1,828	6%

Results of Operations
The following table sets forth the items from our Consolidated Statements of Income expressed as a percentage of revenues. Please refer to the comparisons below for discussion of items affecting these percentages.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues:
Wages and benefits	45.6%	47.8%	45.6%	47.4%
Services and supplies	24.0%	21.9%	24.1%	22.1%
Rent, lease and maintenance	12.0%	12.0%	12.2%	12.2%
Depreciation and amortization	5.9%	6.2%	6.0%	6.2%
Other	0.5%	0.5%	0.6%	0.5%

Cost of revenues	88.0%	88.4%	88.5%	88.4%

Other operating expenses	1.2%	1.0%	0.8%	1.3%

Total operating expenses	89.2%	89.4%	89.3%	89.7%

Operating income	10.8%	10.6%	10.7%	10.3%

Interest expense	1.9%	2.5%	2.1%	2.8%
Other non-operating expense (income), net	-0.1%	-0.3%	0.1%	-0.2%

Pretax profit	9.0%	8.4%	8.5%	7.7%

Income tax expense	3.2%	3.0%	3.3%	2.6%

Net income	5.8%	5.4%	5.2%	5.1%

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008
Revenues
During the three months ended March 31, 2009, our revenues increased $68.1 million, or 4%, to $1.61 billion from $1.54 billion during the three months ended March 31, 2008. Excluding operations divested through March 31, 2009, revenues increased $74.5 million, or 5%. Internal revenue growth for the three months ended March 31, 2009 was 3% and the remainder of the revenue growth was related to acquisitions.
Revenue in our Commercial segment, which represents 60% of consolidated revenue for the three months ended March 31, 2009, increased $51.4 million, or 6%, to $973.8 million during the three months ended March 31, 2009 compared to the same period last year. Excluding operations divested through March 31, 2009, revenues increased $54.0 million, or 6%. Internal revenue growth was 3% and growth from acquisitions was 3%. Internal revenue growth was due to growth in the following areas: (i) business process outsourcing with growth in our wireless customer care, healthcare payer business and financial services lines of business; (ii) commercial services with growth in our learning process outsourcing business and our finance and accounting outsourcing business offset by rate reductions on renewals in our commercial education and financial services business and (iii) information technology outsourcing related to deliveries of hardware and software offset by declines in our information technology consulting business.
Revenue in our Government segment, which represents 40% of consolidated revenue for the three months ended March 31, 2009, increased $16.6 million, or 3%, to $636.6 million during the three months ended March 31, 2009 compared to the same period last year. Excluding revenues from operations divested through March 31, 2009, revenues increased $20.5 million, or 3%. Internal revenue growth was 1% and growth from acquisitions was 2%. We experienced internal revenue growth in the following areas: (i) our state and local business, with growth in electronic payment services, (ii) government healthcare line of business; and (iii) our federal business with incremental student loan volumes. This growth was offset by declines in our transportation line of business due to a decline in volumes in our violations processing business as well as tolling and parking project work.

Operating expenses
Wages and benefits decreased $3.5 million, or 0.5%, to $733.2 million. As a percentage of revenue, wages and benefits decreased 2.2% to 45.6% from 47.8% during the same period in the prior year. During the three months ended March 31, 2009 and 2008, we recorded a benefit in wages and benefits of approximately $(2.7 million) and $(3.9 million), respectively, related to our deferred compensation plans as a result of the change in the market value of the liability to employees. During the three months ended March 31, 2009, we recorded a benefit of $(2.6 million) in severance costs and incurred $3.5 million in other labor and benefit costs related to our global production initiative as discussed in Significant Developments above and Note 3 to our Consolidated Financial Statements. During the three months ended March 31, 2009 and 2008, we recorded a charge of $0.2 million and $0.5 million, respectively, for estimated costs related to certain former employees’ stock options as discussed in Note 14 to our Consolidated Financial Statements.
Services and supplies increased $48.7 million, or 14.4%, to $387.0 million. As a percentage of revenue, services and supplies increased 2.1% to 24.0% from 21.9% during the same period of the prior year. Increased revenue related to deliveries of hardware and software contributed approximately 1.9% of the increase in services and supplies as a percentage of revenue. These deliveries have a higher component of services and supplies than our other operations. During the three months ended March 31, 2009, we recorded $1.2 million in costs related to our global production initiative as discussed in Significant Developments above and Note 3 to our Consolidated Financial Statements. During the three months ended March 31, 2009, we recorded $0.1 million in costs related to our ongoing stock option investigation.
Rent, lease and maintenance expenses increased $8.6 million, or 4.6%, to $193.2 million. As a percentage of revenue, rent, lease and maintenance expenses remained flat when compared to the same period in the prior year. During the three months ended March 31, 2009, we recorded $1.1 million related to our global production initiative as discussed in Significant Developments above and Note 3 to our Consolidated Financial Statements. During the three months ended March 31, 2009 and 2008, we recorded $0.8 million and $0.6 million, respectively, for electronic data storage costs related to our ongoing stock option investigation.
Other operating expenses increased $4.2 million, or 27.7%, to $19.4 million. As a percentage of revenue, other operating expenses increased 0.2%, to 1.2%. Operating expenses during the three months ended March 31, 2009 and 2008 were impacted by the items discussed above, including the following (in millions):

	Three Months Ended
	March 31,
	2009	2008
Commercial segment:
Costs related to our global production initiative	$0.3	$—
Gain on sale of unclaimed property business	(0.3)	—
Pre-acquisition litigation settlement related to our human resources consulting and outsourcing business acquired from Mellon Financial Corporation in May 2005 and subsequent recovery from seller	—	(1.8)

Government segment:
Costs related to our global production initiative	0.2	—

Corporate segment:
Legal costs associated with the ongoing stock option investigations and stockholder derivative lawsuits, net of insurance recovery	6.5	9.2
Legal (benefits) costs associated with the potential sale of the Company and stockholder derivative lawsuits, net of insurance recovery	(0.4)	0.2

Total	$6.3	$7.6

As a percentage of revenue	0.4%	0.5%

Change as a percentage of revenue explained above	-0.1%
Other net change as a percentage of revenue	0.3%

Total change as a percentage of revenue	0.2%

Operating income
Operating income increased $10.4 million, or 6.4%, to $174.3 million. As a percentage of revenue, operating income increased 0.2% to 10.8% during the three months ended March 31, 2009 from 10.6% during the same period of the prior year. Operating income during the three months ended March 31, 2009 and 2008 was impacted by the items discussed above, including the following (in millions):

	Three Months Ended
	March 31,
	2009	2008
Commercial segment:
Costs related to our global production initiative	$(2.4)	$—
Gain on sale of unclaimed property business	0.3	—
Pre-acquisition litigation settlement related to our human resources consulting and outsourcing business acquired from Mellon Financial Corporation in May 2005 and subsequent recovery from seller	—	1.8

Government segment:
Costs related to our global production initiative	(0.3)	—

Corporate segment:
Benefit related to our deferred compensation plans	2.6	3.9
Legal costs associated with the ongoing stock option investigations and stockholder derivative lawsuits, net of insurance recovery	(7.3)	(9.8)
Legal benefit (costs) associated with the potential sale of the Company and stockholder derivative lawsuits, net of insurance recovery	0.4	(0.2)
Costs related to certain former employees’ stock options	(0.2)	(0.5)
Costs related to our global production initiative	(1.0)	—

Total	$(7.9)	$(4.8)

As a percentage of revenue	-0.5%	-0.3%

Change as a percentage of revenue explained above	-0.2%
Other net change as a percentage of revenue	0.4%

Total change as a percentage of revenue	0.2%

Interest expense
Interest expense decreased $8.6 million compared to the same period in the prior year primarily due to lower outstanding balances and lower interest rates on outstanding debt.
Other non-operating expense (income), net
Other non-operating expense (income), net decreased $3.4 million, to $(1.1 million) from $(4.5 million) in the same period in the prior year. The three months ended March 31, 2009 and 2008 include losses on the investments supporting our deferred compensation plans of approximately $2.8 million and $4.1 million, respectively, offset by gains on foreign currency and marketable securities.
Income tax expense
Our effective income tax rate decreased to 35.6% for the three months ended March 31, 2009 from 36.0% for the three months ended March 31, 2008.  Our effective income tax rate for the three months ended March 31, 2009 is higher than the 35% federal statutory rate primarily due to the effect of state income taxes.

Comparison of the nine months ended March 31, 2009 to the nine months ended March 31, 2008
Revenues
During the nine months ended March 31, 2009, our revenues increased $280.1 million, or 6%, to $4.83 billion from $4.55 billion during the nine months ended March 31, 2008. Excluding operations divested through March 31, 2009, revenues increased $303.3 million, or 7%. Internal revenue growth for the nine months ended March 31, 2009 was 4% and the remainder of the revenue growth was related to acquisitions.
Revenue in our Commercial segment, which represents 60% of consolidated revenue for the nine months ended March 31, 2009, increased $192.3 million, or 7%, to $2.90 billion during the nine months ended March 31, 2009 compared to the same period last year. Excluding operations divested through March 31, 2009, revenues increased $201.2 million, or 7%. Internal revenue growth was 4% and growth from acquisitions was 3%. Internal revenue growth was due to growth in the following areas: (i) business process outsourcing, particularly in our customer care, healthcare payer and financial services lines of business; (ii) commercial services with growth in our learning process outsourcing business offset by rate reductions on renewals in our commercial education and financial services business and (iii) information technology outsourcing related to deliveries of hardware and software.
Revenue in our Government segment, which represents 40% of consolidated revenue for the nine months ended March 31, 2009, increased $87.8 million, or 5%, to $1.93 billion during the nine months ended March 31, 2009 compared to the same period last year.  Excluding revenues from operations divested through March 31, 2009, revenues increased $102.1 million, or 6%.  Internal revenue growth was 3% and growth from acquisitions was 3%.  We experienced internal revenue growth in the following areas: (i) our state and local business with growth in our eligibility determination and electronic payment services; (ii) our government healthcare line of business; and (iii) our federal business with incremental student loan volumes. This growth was offset by declines in our transportation line of business due to a decline in volumes in our violations processing business as well as tolling and parking project work.
Operating expenses
Wages and benefits increased $45.5 million, or 2.1%, to $2.20 billion. As a percentage of revenue, wages and benefits decreased 1.8% to 45.6% from 47.4% during the same period in the prior year. During the nine months ended March 31, 2009 and 2008, we recorded a benefit to wages and benefits of approximately $(22.6 million) and $(3.7 million), respectively, related to our deferred compensation plans as a result of changes in the market value of the liability to employees. Increased revenue related to deliveries of hardware and software contributed approximately 1.0% of the decrease in wages and benefits as a percentage of revenue, due to a lower component of wages and benefits than our other operations. During the nine months ended March 31, 2009, we recorded $10.3 million in severance costs and $5.7 million in other labor and benefit costs related to our global production initiative as discussed in Significant Developments above and Note 3 to our Consolidated Financial Statements. During the nine months ended March 31, 2009, we recorded an $8.9 million charge associated with the SERP Termination as discussed in Note 6 to our Consolidated Financial Statements. During the nine months ended March 31, 2009 and 2008, we recorded a (benefit) charge of approximately $(0.6 million) and $1.0 million, respectively, for estimated costs related to certain former employees’ stock options as discussed in Note 14 to our Consolidated Financial Statements. During the nine months ended March 31, 2008, we recorded a charge of approximately $1.2 million of compensation expense related to amending certain employee stock options as discussed in Note 14 to our Consolidated Financial Statements.
Services and supplies increased $157.3 million, or 15.6%, to $1.16 billion. As a percentage of revenue, services and supplies increased 2.0% to 24.1% from 22.1% during the same period of the prior year. Increased revenue related to deliveries of hardware and software contributed approximately 1.7% of the change in services and supplies as a percentage of revenue. These deliveries have a higher component of services and supplies than our other operations. During the nine months ended March 31, 2009, we recorded $1.7 million in costs related to our global production initiative. During the nine months ended March 31, 2009, we recorded $0.4 million in costs related to our ongoing stock option investigation. During the nine months ended March 31, 2009 and 2008, we recorded $0.3 million and $3.5 million, respectively, in costs related to the potential sale of the Company and stockholder derivative lawsuits.
Rent, lease and maintenance expenses increased $37.1 million, or 6.7%, to $591.8 million. As a percentage of revenue, rent, lease and maintenance expenses remained flat compared to the same period in the prior year. During the nine months ended March 31, 2009, we recorded $2.3 million in costs related to our global production initiative. During the nine months ended March 31, 2009 and 2008, we recorded $2.1 million and $1.8 million, respectively, for electronic data storage costs related to our ongoing stock option investigation.

Other expenses increased $6.9 million, or 32.5%, to $28.1 million. As a percentage of revenue, other expenses increased 0.1%, to 0.6% from 0.5% during the same period in the prior year primarily due to increases in property tax expense and marketing and development costs. During the nine months ended March 31, 2008, we recorded a $1.6 million asset impairment charge in our Commercial segment related to the termination of a Commercial client that was acquired.
Other operating expenses decreased $22.1 million, or 35.6%, to $39.9 million. As a percentage of revenue, other operating expenses decreased 0.5%, to 0.8%. Operating expenses during the nine months ended March 31, 2009 and 2008 were impacted by the items discussed above, including the following (in millions):

	Nine Months Ended
	March 31,
	2009	2008
Commercial segment:
Costs related to our global production initiative	$0.3	$—
Gain on sale of unclaimed property business	(0.8)	—
Litigation settlement	—	3.0
Pre-acquisition litigation settlement related to our human resources consulting and outsourcing business acquired from Mellon Financial Corporation in May 2005 and subsequent recovery from seller	—	(1.8)

Government segment:
Costs related to our global production initiative	0.2	—
Gain on sale of bindery business	(0.2)	—
Gain on sale of our decision support business	—	(2.4)
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	—	(2.2)

Corporate segment:
Legal costs associated with the ongoing stock option investigations and stockholder derivative lawsuits, net of insurance recovery	4.5	32.2
Legal costs associated with the potential sale of the Company and stockholder derivative lawsuits, net of insurance recovery	0.5	5.4

Total	$4.5	$34.2

As a percentage of revenue	0.1%	0.8%

Change as a percentage of revenue explained above	-0.7%
Other net change as a percentage of revenue	0.2%

Total change as a percentage of revenue	-0.5%

Operating income
Operating income increased $48.4 million, or 10.4%, to $515.6 million. As a percentage of revenue, operating income increased 0.4% to 10.7% during the nine months ended March 31, 2009 from 10.3% during the same period of the prior year. Operating income during the nine months ended March 31, 2009 and 2008 was impacted by the items discussed above, including the following (in millions):

	Nine Months Ended
	March 31,
	2009	2008
Commercial segment:
Costs related to our global production initiative	$(16.4)	$—
Gain on sale of unclaimed property business	0.8	—
Litigation settlement	—	(3.0)
Impairment charge related to the termination of a Commercial client that was acquired	—	(1.6)
Pre-acquisition litigation settlement related to our human resources consulting and outsourcing business acquired from Mellon Financial Corporation in May 2005 and subsequent recovery from seller	—	1.8

Government segment:
Costs related to our global production initiative	(2.9)	—
Gain on sale of bindery business	0.2	—
Gain on sale of our decision support business	—	2.4
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	—	2.2

Corporate segment:
Benefit related to our deferred compensation plans	22.6	3.7
SERP Termination	(8.9)	—
Legal costs associated with the ongoing stock option investigations and stockholder derivative lawsuits , net of insurance recovery	(7.0)	(34.0)
Legal costs associated with the potential sale of the Company and stockholder derivative lawsuits, net of insurance recovery	(0.8)	(8.9)
Cost related to amending certain employee stock options	—	(1.2)
Benefit (cost) related to certain former employees’ stock options	0.6	(1.0)
Costs related to our global production initiative	(1.1)	—

Total	$(12.9)	$(39.6)

As a percentage of revenue	-0.3%	-0.9%

Change as a percentage of revenue explained above	0.6%
Other net change as a percentage of revenue	-0.2%

Total change as a percentage of revenue	0.4%

Interest expense
Interest expense decreased $24.5 million compared to the same period in the prior year primarily due to lower outstanding balances and lower interest rates on outstanding debt.
Other non-operating expense (income), net
Other non-operating expense (income), net increased $16.5 million, to $5.8 million from $(10.7 million) in the same period in the prior year. During the nine months ended March 31, 2009 and 2008, we recorded losses on the investments supporting our deferred compensation plans of approximately $22.0 million and $4.2 million, respectively, offset by gains on foreign currency and marketable securities.
Income tax expense
Our effective income tax rate increased to 38.1% for the nine months ended March 31, 2009 from 34.5% for the nine months ended March 31, 2008.  The effective tax rate for the nine months ended March 31, 2008 included interest credits on tax refunds which were netted against our tax liability, resulting in a $4.0 million reduction of interest expense calculated in accordance with FIN 48. Our effective income tax rate for the nine months ended March 31, 2009 is higher than the 35% federal statutory rate primarily due to the effect of state income taxes, the tax impact of the cash lump sum payment related to the SERP Termination as discussed in Note 6 to our Consolidated Financial Statements and the change in cash surrender value of life insurance policies underlying certain of our deferred compensation obligations.

Liquidity and Capital Resources
Cash flow
During the nine months ended March 31, 2009, we generated approximately $450.6 million in cash flows provided by operating activities compared to $560.1 million in the nine months ended March 31, 2008. Our cash flows provided by operating activities were impacted by timing of payments to vendors and higher payments to taxing authorities during the nine months ended March 31, 2009 compared to the prior year. During the nine months ended March 31, 2008, we received a favorable ruling from the Internal Revenue Service that resulted in our recording a refund of prior year taxes paid, which reduced payments due for then current income tax obligations. For the nine months ended March 31, 2009, our tax payments were approximately $75 million higher than for the same period in fiscal year 2008.
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

	Nine Months Ended
	March 31,
	2009	2008
Net cash provided by operating activities	$450,610	$560,101
Purchases of property, equipment and software, net	(232,322)	(192,563)
Additions to other intangible assets	(29,936)	(25,844)

Free cash flow	$188,352	$341,694

During the nine months ended March 31, 2009, net cash used in investing activities was $345.7 million compared to $376.9 million during the same period of the prior year. Net cash used in investing activities includes the following:
•	During the nine months ended March 31, 2009, we used $99.7 million for acquisitions, net of cash acquired, primarily for the acquisitions of Multivoice, e-Services and contingent consideration and a working capital settlement related to prior year acquisitions. During the nine months ended March 31, 2008, we used $150.5 million for acquisitions, net of cash acquired, primarily for contingent consideration payments for prior year acquisitions, including Heritage Information Systems, Inc. and Primax Recoveries, Inc.

•	During the nine months ended March 31, 2009, we received $10.6 million related to our divestiture activities, including the sale of our bindery business. During the nine months ended March 31, 2008, we received $4.0 million related to the sale of our decision support business.

•	Cash used for the purchase of property, equipment and software, net and additions to other intangible assets was $262.3 million and $218.4 million for the nine months ended March 31, 2009 and 2008, respectively. Historically, the capital intensity in our business has ranged between 5% and 7% of revenue. During the nine months ended March 31, 2009 and 2008, the overall capital intensity of our business was approximately 5.4% and 4.8% of revenues, respectively.

•	During the nine months ended March 31, 2009 and 2008, we received $13.2 million and $2.9 million, respectively, in proceeds primarily for investments which matured during the period and purchased $7.6 million and $8.5 million, respectively, of investments to support our deferred compensation plans.

•	During the nine months ended March 31, 2008, we paid Lockheed Martin Corporation $6.5 million to settle all claims related to the sale of the majority of our federal business and our acquisition of Lockheed Martin Corporation’s commercial information technology services business in fiscal year 2004.
During the nine months ended March 31, 2009 and 2008, net cash used in financing activities was $70.1 million and $161.6 million, respectively. Such financing activities include net borrowings on our Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”), proceeds from the exercise of stock options and excess tax benefits from stock-based compensation offset by purchases of treasury shares under our share repurchase program.
Credit arrangements
Draws made under our Credit Facility are made to fund cash acquisitions and share repurchases and for general working capital requirements. During the last twelve months, the balance outstanding under our credit facilities for borrowings ranged from $1.79 billion to $1.87 billion. At March 31, 2009, we have approximately $881.7 million of unused commitment under our revolving credit facility after giving effect to outstanding indebtedness of $41.0 million and $77.2 million of outstanding letters of credit that secure certain contractual performance and other obligations. Based on the current leverage ratios under our Credit Facility, we have approximately $461.6 million available for current draw under this revolving facility. At March 31, 2009, we had $1.79 billion outstanding under our Credit Facility, of which $1.73 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt. Approximately $1.76 billion of our outstanding Credit Facility bore interest from 2.4% to 2.6% and approximately $30.5 million bore interest of approximately 1.5%. Please see Note 10 to our Consolidated Financial Statements for a discussion of the interest rate swap and interest rate collar agreements related to interest rates on our Credit Facility. We are in compliance with the covenants of our Credit Facility, as amended, as of the date of filing of this report.
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
Credit ratings
On December 3, 2007, Fitch removed us from Rating Watch Negative and on December 20, 2007 affirmed our rating at BB with a Stable Outlook, except for our Senior Notes which remain at BB-. Fitch upgraded our outlook to Positive in March 2009. On January 3, 2008, S&P removed us from CreditWatch with negative implications and confirmed our credit rating at BB with a negative outlook. On January 28, 2008, Moody’s concluded their review of ACS for potential downgrade and confirmed our rating at Ba2 with a stable outlook. On August 8, 2008, S&P confirmed our BB rating and revised our outlook to stable. There may be additional reductions in our ratings depending on the timing and amounts that may be drawn under our Credit Facility. As a result, the terms of any financings we choose to enter into in the future may be adversely affected. In addition, as a result of these downgrades, the sureties which provide performance bonds backing our contractual obligations could reduce the availability of these bonds, increase the price of the bonds to us or require us to provide collateral such as a letter of credit. However, we believe that we will continue to have sufficient capacity in the surety markets and liquidity from our cash flow and Credit Facility to respond to future requests for proposals. In addition, certain of our commercial outsourcing contracts provide that, in the event our credit ratings are downgraded to certain specified levels, the client may elect to terminate its contract with us and either pay a reduced termination fee or in some limited instances, no termination fee. While we do not anticipate that the downgrading of our credit ratings will result in a material loss of commercial outsourcing revenue due to the client’s exercise of these termination rights, there can be no assurance that such a credit ratings downgrade will not adversely affect these client relationships.

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
Other
At March 31, 2009, we had cash and cash equivalents of $496.7 million compared to $461.9 million at June 30, 2008. Our working capital (defined as current assets less current liabilities) increased $130.9 million to $1.15 billion at March 31, 2009 from $1.02 billion at June 30, 2008. Our current ratio (defined as total current assets divided by total current liabilities) was 2.0 and 1.9 at March 31, 2009 and June 30, 2008, respectively. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 48.8% and 51.0% at March 31, 2009 and June 30, 2008, respectively.
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
Disclosures about Contractual Obligations and Commercial Commitments as of March 31, 2009 (in thousands):

		Payments Due by Period
		Less than 1			After
Contractual Obligations	Total	Year	1-3 Years	4-5 Years	5 Years

Long-term debt (1)	$1,787,936	$18,230	$77,106	$1,692,573	$27
Senior Notes, net of unamortized discount (1)	499,589	—	249,980	—	249,609
Capital lease obligations (1)	52,225	27,508	23,206	1,511	—
Operating lease obligations (2)	858,537	329,048	386,434	97,410	45,645
Purchase obligations (3)	28,099	10,324	17,775	—	—

Total Contractual Obligations	$3,226,386	$385,110	$754,501	$1,791,494	$295,281

		Amount of Commitment Expiration per Period
	Total
	Amounts	Less than 1			After 5
Other Commercial Commitments	Committed	Year	1-3 Years	4-5 Years	Years

Standby letters of credit	$77,246	$77,246	$—	$—	$—
Surety bonds	644,719	597,128	45,674	1,917	—

Total Other Commercial Commitments	$721,965	$674,374	$45,674	$1,917	$—

(1)	Excludes accrued interest of $11.3 million at March 31, 2009.

(2)	We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2018, which are included in operating leases in the table.

(3)	We have entered into various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2013, and are included in purchase obligations in the table.

We made contributions of approximately $10.2 million to our pension plans during the nine months ended March 31, 2009 and expect to contribute approximately $12.2 million to our pension plans during fiscal year 2009. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of March 31, 2009. Please see Critical Accounting Policies — Pensions and Post-Employment Benefits below for discussion of our pension plans.
As of March 31, 2009, we had gross reserves for uncertain tax positions totaling $36.0 million, which excludes $8.4 million of offsetting tax benefits recorded in accordance with FIN 48 (defined in Critical Accounting Policies – Income Taxes below). We anticipate a significant change in the next 12 months to the total amount of FIN 48 unrecognized benefits due to ongoing negotiations with taxing authorities. However, due to the uncertain nature of the settlement process, we are unable to make a reasonable estimate as to when cash settlements of these uncertain tax positions with taxing authorities will occur.
Please see Note 14 to our Consolidated Financial Statements for a discussion of our outstanding surety bonds and letters of credit.
Please see Note 14 to our Consolidated Financial Statements for a discussion of our obligation to make contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions.
As discussed in Note 14 to our Consolidated Financial Statements, as of March 31, 2009 we accrued approximately $0.7 million to be paid to former employees related to stock option revised measurement dates as the result of our internal investigation of our stock option grant practices.
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
Fair Value Measurements
We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective July 1, 2008. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). SFAS 157 is applied under existing accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. There was no impact on our financial condition and results of operations as a result of the adoption of SFAS 157.
In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually. We are currently evaluating the impact, if any, that FSP 157-2 will have on our financial condition and results of operations.
In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. We adopted FSP 157-3 effective with the financial statements ended September 30, 2008. The adoption of FSP 157-3 had no impact on our financial condition and results of operations.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP 157-4”). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact, if any, that FSP 157-4 will have on our financial condition and results of operations.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Our fair value measurements as of March 31, 2009 are derived from Level 1 and Level 2 inputs that vary by type of financial instrument and consider nonperformance risk of the Company and that of its counterparties. We attributed Level 1 support to our trading securities for which we were able to verify quoted prices for identical assets in actively traded markets. We attributed Level 2 support to our foreign currency and interest rate risk hedges for which we were able to independently verify the valuation provided to us by the sponsoring financial institutions, using inputs such as currency exchange rates and interest rate forward pricing curves obtained from third party information and data retrieval services. We attributed Level 2 support to the values provided by third party administrators and fund custodians for the assets and liabilities related to our deferred compensation plans, for which we were able to independently verify quoted prices for similar assets traded in active markets.
New Accounting Pronouncements
Please see Note 15 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates.
Our Credit Facility is a variable rate facility that is tied to LIBOR. We have $1.8 billion of variable rate debt, of which $1.0 billion is hedged under our interest rate swap and interest rate collar agreements discussed below. Based on the net amount of outstanding variable rate debt of $813 million at March 31, 2009, a 100 basis point change in LIBOR would change annual interest expense by approximately $8.1 million ($5.2 million, net of income tax).
We entered into a zero cost interest rate collar in January 2008. The collar is designated as a cash flow hedge of forecasted interest payments associated with our floating rate debt, and contains an interest rate cap of 3.281% and a floor of 2.425%. The notional amount of the collar is $500 million, which combined with our $475 million interest rate swap (discussed below), hedges $975 million of our floating rate debt. The interest rate collar was executed in two transactions each having two year terms, $300 million of which expires on January 30, 2010 and $200 million of which expires February 11, 2010.
In March 2007, we entered into a five-year amortizing interest rate swap agreement. As of March 31, 2009 and June 30, 2008, the notional amount of the agreement totaled $475 million and $600 million, respectively. The agreement is designated as a cash flow hedge of forecasted interest payments on floating rate debt. The interest rate swap is structured such that we pay a fixed rate of interest of 4.897%, and receive a floating rate of interest based on one month LIBOR.
As of March 31, 2009, there have been no other material changes in our market risk from June 30, 2008. For further information regarding our market risk, please see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2009. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2009 our disclosure controls and procedures were effective. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Reference is made to the Index to Exhibits beginning on page 49 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May, 2009.

AFFILIATED COMPUTER SERVICES, INC.
By:	/s/ Kevin Kyser
Kevin Kyser
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit
Number	Exhibit Name
2.1	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).

2.2	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).

2.3	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Certificate of Elimination of the Series A Cumulative Redeemable Preferred Stock of Affiliated Computer Services, Inc. dated August 20, 2001 (filed as Exhibit 4.3 to our Registration Statement on Form S-8, File No. 333-42385, filed June 13, 2007 and incorporated herein by reference).

3.4	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on August 21, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed August 27, 2008 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.5	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.6	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

9.1	Voting Agreement, as amended December 7, 2007, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 99.1 to our Current Report on Form 8-K filed December 10, 2007 and incorporated herein by reference).

10.1†	1997 Stock Incentive Plan of the Company (filed as Appendix D to our Joint Proxy Statement on Schedule 14A, filed November 14, 1997 and incorporated herein by reference).

10.2†	Amendment No. 1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004 (filed as Exhibit 4.6 to our Registration Statement on Form S-8, filed December 6, 2005 and incorporated herein by reference).

10.3†	2007 Equity Incentive Plan of the Company (filed as Appendix C to our Proxy Statement on Schedule 14A, filed April 30, 2007 and incorporated herein by reference).

10.4†	Form of Directors Indemnification Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 5, 2008 and incorporated herein by reference).

10.5†	Form of Change in Control Agreement, dated as of June 9, 2008 (June 6, 2008, in the case of Ann Vezina), by and between Affiliated Computer Services, Inc. and each of Tom Burlin, Kevin Kyser and Tom Blodgett (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

Index to Exhibits

Exhibit
Number	Exhibit Name
10.6†	Change in Control Agreement, dated as of June 9, 2008, by and between Affiliated Computer Services, Inc. and John Rexford (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.7†	Amendment to Change in Control Agreements with certain executive officers (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.8†	Supplemental Executive Retirement Agreement, dated as of December 15, 1998, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed September 29, 1999 and incorporated herein by reference).

10.9†	Amendment to Supplemental Executive Retirement Agreement, dated as of November 13, 2003, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

10.10†	Amendment No. 2 to Supplemental Executive Retirement Agreement, dated as of June 30, 2005, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2005 and incorporated herein by reference).

10.11†	Amendment No. 3 to Supplemental Executive Retirement Agreement by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.12†	Amended and Restated Executive Employment Agreement, effective as of May 1, 2008, by and between Affiliated Computer Services, Inc. and Lynn Blodgett (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.13†	Amendment to Amended and Restated Executive Employment Agreement by and between Affiliated Computer Services, Inc. and Lynn Blodgett (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.14†	Employment Agreement, as amended December 7, 2007, between the Company and Darwin Deason (filed as Exhibit 99.2 to our Current Report on Form 8-K, filed December 10, 2007 and incorporated herein by reference).

10.15†	Amendment to Employment Agreement between the Company and Darwin Deason (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.16†	Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2004 and incorporated herein by reference).

10.17†	Affiliated Computer Services, Inc. Executive Benefit Plan, effective as of January 1, 2002, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.18†	Form of Stock Option Agreement (filed as Exhibit 10.17 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.19†	Form of Stock Option Agreement (UK grant) (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.20†	Form of Stock Option Agreement (Switzerland, Canton of Fribourg) (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed May 16, 2006 and incorporated herein by reference.

10.21†	Form of Stock Option Agreement (Switzerland, Cantons of Aargau, Basel-Landschaft, Bern & Zurich) (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed May 16, 2006 and incorporated herein by reference.

10.22†	1997 Stock Incentive Plan for Employees in France (filed as Exhibit 10.35 to our Annual Report on Form 10-K filed January 23, 2007 and incorporated herein by reference.)

10.23†	Form of Stock Option Agreement (France) (filed as Exhibit 10.36 to our Annual Report on Form 10-K filed January 23, 2007 and incorporated herein by reference.)

10.24†	Form of Stock Option Agreement (Canada, other than Quebec) (filed as Exhibit 10.20 to our Annual Report on Form 10-K filed August 28, 2008 and incorporated herein by reference.)

10.25†	Form of Stock Option Agreement (Quebec) (filed as Exhibit 10.21 to our Annual Report on Form 10-K filed August 28, 2008 and incorporated herein by reference.)

10.26†	Form of Stock Option Agreement (Germany) (filed as Exhibit 10.22 to our Annual Report on Form 10-K filed August 28, 2008 and incorporated herein by reference.)

Index to Exhibits

Exhibit
Number	Exhibit Name
10.27†	Agreement, dated as of September 30, 2005, between Affiliated Computer Services, Inc. and Jeffrey A. Rich (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).

10.28	Credit Agreement, dated March 20, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and various other agents, lenders and issuers (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.29	Amendment No. 1 to Credit Agreement dated as of March 30, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.24 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.30	Amendment No. 2 to Credit Agreement dated as of July 6, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.31	Amendment No. 3, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September 28, 2006 and incorporated herein by reference).

10.32	Amendment No. 4, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 22, 2006 and incorporated herein by reference).

10.33	Pledge and Security Agreement, dated March 20, 2006, by and among Affiliated Computer Services and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.34	Deed of Assignment, dated March 20, 2006, by and among the companies listed on Schedule thereto, as Assignors, and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.35	Assignment of Receivables, dated March 20, 2006, by and among the entities listed in Schedule 1 thereto, as Assignors, and Citicorp USA, Inc. as Security Agent (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.36	Agreement and Deed of the Creation of a First Ranking Right of Pledge of Shares in Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.5 on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.37	Agreement and Deed of the Creation of a First Ranking Right of Pledge of Receivables of Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.38	Affirmation of Liens and Guaranties, dated as of July 6, 2006, by and among Affiliated Computer Services, Inc. and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.39	Confirmation Deed, dated as of July 6, 2006, by and among the entities listed on the Schedule thereto and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.40	Engagement Letter between Rich Capital, LLC and Affiliated Computer Services, Inc. dated June 9, 2006 (filed as Exhibit 10.1 on Form 8-K, filed June 12, 2006 and incorporated herein by reference).

10.41	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Mark A. King (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

10.42	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Warren D. Edwards (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Index to Exhibits

Exhibit
Number	Exhibit Name
32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.