Form 10-K
period 2009-06-30
AFFILIATED COMPUTER SERVICES INC
filed 2009-08-27
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Mark One

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2009
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Securities Registered Pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X ] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]
As of August 20, 2009, 91,042,152 shares of Class A common stock and 6,599,372 shares of Class B common stock were outstanding. The aggregate market value of the Class A common voting stock held by nonaffiliates of Affiliated Computer Services, Inc. as of the last business day of the second quarter of fiscal year 2009 approximated $4,081,054,213.
DOCUMENTS INCORPORATED BY REFERENCE: None

AFFILIATED COMPUTER SERVICES, INC.
FORM 10-K
Fiscal Year Ended June 30, 2009

PART I
ITEM 1. BUSINESS
Affiliated Computer Services, Inc. (“ACS” or the “Company”), is a provider of business process outsourcing and information technology services to commercial and government clients. We provide non-core, mission critical services that our clients need to run their day-to-day business. Our services are focused on vertical markets and centered on our clients’ needs. The services we provide enable our clients to concentrate on their core operations, respond to rapidly changing technologies and reduce expenses associated with their business processes and information processing. We typically service our clients through long-term contracts and leverage our global production model with approximately 74,000 employees worldwide. We support client operations in more than 100 countries.
We were incorporated in Delaware on June 8, 1988. Our corporate headquarters is located in Dallas, Texas. We are a Fortune 500 and S&P 500 company.
Business Strategy
The cornerstone of our business strategy is our focus on vertical markets and technology solutions that we can leverage across our business and client base. We have significant subject matter expertise and experience in the vertical markets we serve, which, combined with our business strategy, provides us with capabilities to deliver innovative solutions that enable our clients to achieve better outcomes through outsourcing.
The key elements of our business strategy include the following:
Focus on Vertical Markets– Our strategy is to continue to identify common vertical markets where we can leverage technology solutions across our existing client base and to attract new clients within the vertical markets. In addition, we seek to expand our services into new vertical markets where we can leverage our technology solutions, existing subject matter expertise or process expertise. Our ability to identify vertical markets provides us additional opportunities for growth and our ability to leverage our technology solutions provides us with opportunities to achieve economies of scale.
Innovate – We strive to continue to improve our technology and business process solutions through innovation and acquisitions. Our ability to innovate allows us to provide our clients with additional opportunities to reduce their operating expenses and to focus on their core operations, which deepens our client relationships, as we invest in their long-term success. Acquisitions allow us to expand our service offerings with proven innovative solutions and technology platforms.
Leverage our Operational Excellence Model – We believe that our long-term success is dependent upon our ability to apply our operational excellence model to our client contracts and internal processes. Our operational excellence model leverages our global production model, our incentive based compensation process, our proprietary systems and our financial discipline. Our ability to leverage our operational excellence model also helps us maintain a competitive cost structure.
Stay Nimble and Accountable– Our goal is to remain nimble and accountable by keeping our business units small and responsive. We believe our organizational structure provides us with better opportunities for growth.
Invest in our Sales Force and Processes – We intend to invest in our sales force and sales processes in order to generate incremental new business signings. Our ability to grow our new business signings is a critical element to growing our total and internal revenues.
Recruit, Train & Retain –We seek to hire motivated individuals with strong character and leadership traits and provide them with ongoing technological and leadership skills training. We believe that attracting, training, and retaining high quality employees is essential to our growth.
Complete Strategic and Tactical Acquisitions - Our acquisition strategy is to acquire companies and technology to expand the products and services we offer to existing clients, to obtain a presence in new, complementary markets and to expand our geographic presence.

Employees
As of June 30, 2009, we had approximately 74,000 employees, including approximately 42,000 employed domestically, with the balance employed in our international operations. Of our domestic employees, less than 1% are represented by a union. Approximately 1,900 of our international employees are represented by unions, primarily in Mexico, Ghana and Brazil. Approximately 1,400 of our European employees are subject to collective bargaining agreements. Employment arrangements for our international employees are often governed by works or labor council arrangements. We have had no work stoppages or strikes by our employees. Management considers its relations with employees and union officials to be good.
As of June 30, 2009, approximately 59,000 domestic and international employees support our commercial clients, approximately 14,000 primarily domestic employees support our government clients and approximately 1,000 primarily domestic employees are in our Corporate segment.
Segment Information
Our business is structured around two reportable operating segments – Commercial and Government. These segments are comprised of businesses that are focused on specific vertical markets or horizontal solutions. Our Commercial and Government segments are comprised of the following:

Commercial Reportable Operating Segment	Government Reportable Operating Segment

Commercial Services	Government Solutions
Human Capital Management Solutions	State & Local Solutions
Commercial Education and Financial Services	Federal Solutions
Finance and Accounting	Government Healthcare Solutions

Information Technology Outsourcing	Transportation Solutions
Electronic Toll Collections
Business Process Outsourcing	Photo Enforcement and Violations Processing
Communications and Consumer Goods	Public Transport
Healthcare Payer and Insurance	Parking
Healthcare Provider
Travel, Transportation and Logistics
Mortgage and Financial Services
Our focus on vertical markets and horizontal solutions provides us with subject matter expertise which allows us to deliver innovative and leveragable solutions that drive better outcomes for our clients.
During the last three fiscal years, our revenues by segment were as follows (in thousands):

	Fiscal Year Ended June 30,
	2009	2008	2007

Commercial (a)	$3,909,293	$3,673,981	$3,404,935
Government (b)	2,613,871	2,486,569	2,367,544

Total revenues	$6,523,164	$6,160,550	$5,772,479

(a)	Includes $0.1 million, $14.0 million and $18.0 million of revenues for fiscal years 2009, 2008 and 2007, respectively, from operations divested through June 30, 2009.

(b)	Includes $0.2 million, $17.9 million and $21.9 million of revenues for fiscal years 2009, 2008 and 2007, respectively, from operations divested through June 30, 2009.

Commercial Segment
Our Commercial segment accounted for approximately $3.9 billion, or 60% of our fiscal year 2009 revenues. Our Commercial segment provides business process outsourcing, information technology solutions, systems integration services and consulting services to our commercial clients. This segment is focused on both vertical markets and horizontal solutions. Vertical markets focus considers opportunities for growth and vertical market subject matter expertise including telecommunications, manufacturing, healthcare, transportation, consumer goods and retail, and financial services, which includes education services. Within the vertical markets we serve, we develop or acquire technology solutions that we leverage across our client base and each vertical market which provides us with economies of scale. Our horizontal solutions include information technology outsourcing, human capital management, finance and accounting, customer care, transaction processing and payment services.
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
The Commercial segment is organized to leverage our horizontal solutions and vertical market focus. Finance and Accounting, together with Human Capital Management Solutions and Commercial Education and Financial Services, comprise the Commercial Services operations within our Commercial segment.
Our significant horizontal solutions include the following:
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
Commercial Education and Financial Services
We are dedicated to helping higher education institutions improve quality of service, streamline internal processes, reduce costs and enhance overall productivity by leveraging our technology, support, best practices and subject matter expertise. Our loan servicing system provides a comprehensive range of loan services including inbound and outbound call center services, payment processing, entitlement processing, claim filing, pre-default collections, skip tracing and originations.
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

Information Technology Outsourcing (“ITO”)
Our ITO services allow our clients to focus on their core competencies while cost-effectively managing the quality of service delivery, infusing thought leadership and innovation to transform our clients’ IT organization. Our ITO services include the following:
Data Center Outsourcing - We provide a 24x7 support organization that maintains a unified set of tools and processes to support our clients’ information technology (“IT”) environments including: systems administration, database administration, systems monitoring, batch processing, data backup and capacity planning. We have 14 data centers and three enterprise command centers (“ECC”) in Dallas, Bangalore, India and Monterrey, Mexico. The Dallas facility operates as both a data center and an ECC. Our ECCs offer 24x7 access to operations analysts, service desk teams and systems programmers who deliver practices and procedures established to support and monitor our clients’ processing environment. Our data centers perform various processing activities with network monitoring and problem escalation supported by the ECCs.
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
Network Outsourcing - We provide telecommunications management services for voice and data networks including routers, switches, firewalls, VPN concentrators, channel extension nodes, telephone equipment, circuits and satellite earth stations. We are able to leverage our enterprise agreements, proprietary tools, procedures and skilled personnel to provide our clients with a scalable and automated processing environment.
Remote Infrastructure Management (RIM) - We provide RIM services that allow our clients to retain control of their IT assets but outsource the day-to-day IT operations management.
Help Desk/Service Desk Management - We deliver specialized service desk support from self-service to remote management and diagnostics. Our approach leverages real-time monitoring tools and techniques to ensure the quality and effectiveness of our service.
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
Disaster Recovery - We approach disaster recovery as a multidisciplinary function. We assess our clients’ specific enterprise requirements and then deploy solutions based on these requirements. Our solutions encompass routine off-site storage of backup data to full-scale duplicate sites that can be hot-switched on with little lead time.
Security Services - Our solutions provide security from the desktop to LAN/WAN and internet levels. We leverage a combination of mature methodologies and industry best practices that afford increased ability to protect valuable data while also satisfying industry audit requirements.
IT Commercial Services - We possess category knowledge and tools and processes that allow us to reduce IT and telecommunication costs for our clients. We support a wide range of platforms, software packages and technology operations and have alliances with major suppliers.

The key vertical markets, which comprise the Business Process Outsourcing operations within our Commercial segment, are as follows:
Communications and Consumer Goods
We deliver business process outsourcing (“BPO”) and information technology (“IT”) solutions to the communications industry, including voice, data, broadband, telephone, wireless, cable, entertainment, and satellite service providers. We operate customer care centers that provide client support services, help desk services, and third-party verification of service changes. We also provide client relationship management services, finance and accounting functions, and information technology solutions. Our communications and consumer goods vertical market includes our relationship with our largest client, Sprint Nextel Corporation, which represents 4% of our fiscal year 2009 revenues. With our acquisitions of Grupo Multivoice and e-Services Group International, we provide clients throughout the Americas and Europe a suite of cost competitive bilingual services in English and Spanish for their business process outsourcing solutions.
Healthcare Payer and Insurance
We deliver administrative efficiencies to our healthcare payer clients through our scalable and flexible transactional business solutions which encompass our global delivery model and domestic payer service centers. We offer an open technology solution that can be based on our technology or leverage our clients’ existing technology infrastructure. Our transactional business provides solutions for operational towers including claims, membership and billing, provider maintenance and eligibility.
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
Mortgage and Financial Services
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
Government Segment
During fiscal year 2009, our Government segment generated revenues of approximately $2.6 billion, or 40% of our revenues. Our services help domestic and international government agencies reduce their operating costs, increase their revenue streams and improve the quality of services that they deliver to their constituents. We provide services to four broad government markets which include state and local government, government healthcare, federal government and transportation solutions, which provides services to both domestic and international clients. Our services include technology and business process based services with a focus on transaction processing, child support payment processing, electronic toll collection, traffic violations processing, program management services, such as Medicaid fiscal agent services, and student loan processing services.
Pricing for our services in the government market varies by the type of service. For business process outsourcing services, we typically price our services based on the number of transactions processed or the number of human services cases managed. Our information technology services are normally priced on a resource utilization basis. Resources utilized include processing time, the number of desktops managed, professional services and consulting time and materials, data storage and retrieval utilization, client accounts, client employee headcount and output media utilized. For services where a development project is required, pricing is generally on a fixed price basis.
In connection with the sale of the majority of our federal business in November 2003 (the “Divested Federal Business”), we entered into a five-year non-competition agreement with Lockheed Martin Corporation that generally prohibited us from offering services or products that were previously provided by the Divested Federal Business. This non-competition agreement expired in November 2008. The expiration of this agreement allows us to compete for federal government contracts, beyond our current relationships with the Department of Education and other federal agencies.
State and Local Solutions, Federal Solutions and Government Healthcare Solutions comprise the Government Solutions key vertical markets within our Government segment as discussed below:
State & Local Solutions (“SLS”)
We help state and local government agencies by providing services that improve agencies’ operating efficiency, increase the level of service provided to their constituents, increase agencies’ revenue streams and reduce overall operating costs of service delivery. Our service offerings include the following:
IT Services – We provide information technology services to state and local governments throughout the United States. Our information technology services include full data center management, application integration and maintenance, network management and security, seat management, helpdesk services, and disaster recovery services.
Child Support Solutions – We provide child support payment processing services, including high volume remittance processing and disbursements, as well as associated employer outreach and client service activities. Our services include e-Childcare Solutions®, a paperless, web-based time and attendance system. States that use e-Childcare can document and pay for child care at the point of service, verify eligibility in real time and compensate providers for actual services rendered.
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
Eligibility Solutions – We offer a range of services and solutions to assist governments in their efforts to modernize their human services eligibility process that range from an enterprise-wide transformation using our @dvtantage proprietary software product to modernizing their eligibility systems with a commercial off-the-shelf solution.
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
Student Loan Processing – We provide comprehensive loan servicing for the Department of Education’s Direct Student Loan program, including consolidation loan processing, debt collection services on delinquent accounts, IT infrastructure operations and support, maintenance and development of information systems, and portfolio management services.
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
Government Healthcare Solutions (“GHS”)
GHS provides our state government clients with health program management solutions to help them administer their programs and control the cost of healthcare. We support the full healthcare continuum including member enrollment, claims processing, health management and eHealth solutions.  Our GHS service offerings include the following:
Health Program Administration – We provide Medicaid program administration and operate customized systems as of June 30, 2009 for 13 states and the District of Columbia and offer a comprehensive set of services, including managed care enrollment, eligibility administration, claims processing, provider relations and third-party liability services. We provide business process transformation services, systems development and implementation services, program and policy consulting, analytic and clinical consulting services, customer care operations, health information exchange solutions, claims processing and mailroom operations. Our GHS proprietary, service oriented architecture, next generation Enterprise Medicaid Management Information System is in implementation for three state Medicaid programs.
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
Pharmacy Benefits Management – We provide state governments with customized solutions to meet their pharmacy program goals. We help our clients to contain costs, improve drug therapy, and deliver value to their healthcare-dependent constituents. We serve 28 pharmacy benefits management programs in 24 states and the District of Columbia as of June 30, 2009.

Transportation Solutions (“TS”)
We help transportation agencies worldwide address their unique challenges with revenue collection and regulation compliance services. From fare collection to toll solutions and from back-office processing to infrastructure installation, we provide systems and services that help governments with their transportation problems. We serve domestic and international clients, helping them address common problems around the world, including traffic management and congestion and the desire to improve efficiency of fare collections systems. Our TS business serves an international client base including clients in the United States, Canada, Mexico, France, Switzerland, Italy, Latvia, Saudi Arabia and Australia. Our service offerings include the following:
Electronic Toll Collection (“ETC”) – Our ETC solution supports all aspects of ETC operations, including account maintenance, autoload, transponder distribution and replacement, and violations processing. We also provide lane integration solutions, including Open Road Tolling, which allows drivers to pay tolls at highway speeds.
Commercial Vehicle Operations – PrePass® is a sophisticated, nationwide intelligent transportation system that enables motor carriers to comply electronically with state weight and operating requirements before passing weigh stations at highway speeds. There are more than 412,000 trucks enrolled in the program, which operates in 28 states as of June 30, 2009.
Motor Vehicle Services – Our offerings include systems for processing and tracking fuel taxes and registrations across states, as well as service centers for state departments of motor vehicles to handle vehicle registration, titling, driver licensing and permit issuance.
Photo Enforcement and Violations Processing – We offer a variety of photo enforcement solutions, including red light, speeding, work zone, school zone, and railroad crossing enforcement, each built on our subject matter expertise and supported by our back-end violations processing systems.
Public Transport – Our customized fleet management and fare collection systems are used by municipal, regional and national transit agencies around the world to improve their operation and increase their revenue. From paper tickets to the most advanced contactless smart cards,  from automatic ticket vending machines to Web purchase, from small private companies to multimodal interoperable systems with clearing facilities, from Houston to Hong Kong; our systems are used by millions of passengers every day in more than 30 countries as of June 30, 2009.
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

Revenues by Service Line
Our revenues by service line over the past three years are shown in the following table (in thousands):

	Fiscal Year Ended June 30,
	2009	2008	2007

Business process outsourcing (a)	$5,148,750	$4,792,403	$4,322,164
Information technology services	1,025,469	1,041,036	1,013,801
Systems integration services	348,945	327,111	436,514

Total revenues	$6,523,164	$6,160,550	$5,772,479

(a)	Includes $0.3 million, $31.9 million and $39.9 million of revenues for fiscal years 2009, 2008 and 2007, respectively, from operations divested through June 30, 2009.
Competition
The markets for our services are intensely competitive and highly fragmented. We believe our competitive advantage comes from our use of world-class technology, subject matter expertise, process reengineering skills, proprietary software, our global production model and activity-based compensation.
We compete with a variety of companies in the markets we serve, as well as in-house departments performing the functions that we are seeking to outsource. Competition can be large multi-national corporations, accounting or consulting companies, smaller niche service providers and offshore service providers in low-cost locations.
Global Production Model
We believe our global production model is one of our key competitive advantages. This model encompasses employees in production centers around the world including India, Mexico, the Philippines, Jamaica, Ghana, Brazil, Guatemala, Chile, Argentina, Spain, Poland and Ireland, among others. Our global production model is enabled by our use of technology, including our workflow technology, which allows us to securely distribute discreet portions of client deliverables within data privacy limits across our global workforce and reassemble the finalized deliverable once each discreet portion is complete. Our global production model allows us to leverage lower cost production locations, consistent methodology and processes, and time zone advantages. During fiscal 2009, we increased the headcount in our global production model and anticipate further increases in the future.
Client Base
Our five largest clients accounted for approximately 14%, 13% and 13% of our fiscal years 2009, 2008 and 2007 revenues, respectively. Our largest client, Sprint Nextel Corporation, represented approximately 4%, 4% and 3% of our consolidated revenues for fiscal years 2009, 2008 and 2007, respectively.
Factors that clients consider when determining whether to outsource a function and the choice of service provider include the following: service offerings, service delivery approach, subject matter expertise, technological innovations, value-add propositions, reputation, references and price.
Geographic Information
Approximately 92%, 92% and 93% of our revenues for fiscal years 2009, 2008 and 2007, respectively, were derived from domestic clients. As of both June 30, 2009 and 2008, approximately 88% of our long-lived assets were located in the United States. As of June 30, 2009 and 2008, the largest concentrations of our long-lived assets located outside the United States were in France, the United Kingdom and Mexico, with approximately 2% of our total long-lived assets in each country.

Certifications and Governance
We have included the CEO and CFO certifications required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as Exhibits 31.1 and 31.2, respectively, to this fiscal year 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Annual CEO Certification, as required by Section 303A.12(a) of the New York Stock Exchange’s (“NYSE”) listing rules, regarding our compliance with the corporate governance listing standards of the NYSE, was submitted to the NYSE on May 29, 2009.
U.S. Securities and Exchange Commission Reports
All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the SEC on or after May 14, 1996, are available free of charge through the Investor Relations page of our internet website, www.acs-inc.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. Information contained on our internet website is not incorporated by reference in this Annual Report on Form 10-K. In addition, the SEC maintains an internet website containing reports, proxy and information statements, and other information filed electronically at www.sec.gov. You may also read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.
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
We have issued debt and have a substantial uncommitted facility available to us. With respect to the debt, we have $250 million in Senior Notes due on June 1, 2010 which requires us to have sufficient funds or credit available to repay or refinance that amount to avoid a default under those notes and a potential cross default under our other debt and credit facility or other debt instruments. If interest rates rise or if we draw additional amounts under the facility, our debt service cost could increase and limit cash flow available to fund our operations, and limit our ability to obtain further debt or equity financing.
As of June 30, 2009, we have outstanding $250 million aggregate principal amount of 4.70% Senior Notes due June 1, 2010 and $250 million aggregate principal amount of 5.20% Senior Notes due June 1, 2015 (collectively, the “Senior Notes”) and approximately $1.79 billion is drawn under our Credit Facility (defined below). If we do not have sufficient funds or credit available to repay or refinance the Senior Notes due on June 1, 2010 on that date, we will be in default under those notes (which may cause a cross default under our other Senior Notes and Credit Facility).
The Credit Facility provides for a senior secured term loan facility of $1.8 billion (the “Term Loan Facility”) and a senior secured revolving credit facility of $1 billion (the “Revolving Facility”) (collectively, the “Credit Facility”). The Credit Facility includes an uncommitted accordion feature of up to $750 million in the aggregate allowing for future incremental borrowings under the Revolving Facility or the Term Loan Facility, which may be used for general corporate purposes. An additional uncommitted accordion feature which allowed for incremental borrowings to be used to fund additional purchases of our equity securities or extinguishment of our Senior Notes expired on March 20, 2009.
Based on the current leverage ratios under our Credit Facility, we had approximately $483.0 million available for current draw under this revolving facility. Obligations under the Credit Facility are guaranteed by us and substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (but only to the extent such guarantees would not result in materially adverse tax consequences). In addition, Credit Facility obligations are secured under certain pledge agreements by (i) a first priority perfected pledge of all notes owned by us and the guarantors and the capital stock of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (subject to certain exceptions, including to the extent the pledge would give rise to additional SEC reporting requirements for our subsidiaries or result in materially adverse tax consequences), and (ii) a first priority perfected security interest in all other assets owned by us and the guarantors, subject to certain exceptions.
The interest rates under the Credit Facility fluctuate with changes in the market rates and with changes in our leverage ratio. Thus, our debt service cost will increase as market interest rates increase and as our leverage ratio increases. It will be necessary to utilize cash flow from operating activities to fund debt service cost related to our indebtedness. If we fail to have sufficient cash flow to satisfy the debt service cost of our indebtedness, then we could default on our indebtedness, resulting in foreclosure on the assets used to conduct our business. In addition, reduction of our available cash flow may negatively impact our business activities, including our ability to make future acquisitions, our ability to compete for client contracts requiring upfront capital costs, and our ability to meet our other obligations. Further, the amount of our indebtedness and our reduction in available cash flow may limit our ability to obtain further debt or equity financing. In addition, if we are fully drawn under our Credit Facility (including the increase resulting from the accordion features of the Revolving Facility), the book value of our equity may be in a deficit position.
The complexity of regulatory environments in which we operate has increased and may continue to increase our costs.
Our business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements and environmental legislation that have increased both our costs and the risk of noncompliance. Because our Class A common stock and Senior Notes are publicly traded, we are subject to certain rules and regulations for federal, state and financial market exchange entities (including the Public Company Accounting Oversight Board, the SEC and the NYSE). We have implemented policies and procedures and continue developing additional policies and procedures in response to recent corporate scandals and laws enacted by Congress. Without limiting the generality of the foregoing, we have made a significant effort to comply with the provisions of the Sarbanes-Oxley Act of 2002 (including, among other things the development of policies and procedures to satisfy the provisions thereof regarding internal control over financial reporting, disclosure controls and procedures and certification of financial statements appearing in periodic reports). Our effort to comply with these new regulations has resulted in, and is likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue generating activities to compliance activities.
We are subject to the oversight of the SEC and other regulatory agencies. Investigations by those agencies could divert management’s focus and could have a material adverse impact on our reputation and financial condition.
As a result of the regulation and oversight of the SEC and other regulatory agencies, we may be subject to legal and administrative proceedings. We are currently the subject of an ongoing SEC and Department of Justice (“DOJ”) investigation related to our historical stock option grant practices. As a result of these investigations, several derivative lawsuits were filed in connection with our stock option grant practices generally alleging claims related to breach of fiduciary duty and unjust enrichment by certain of our directors and senior executives. The shareholder derivative lawsuits have been resolved. However, as a result of these investigations and shareholder actions, we have incurred and could continue to incur significant legal costs and a significant amount of time of our senior management has been focused on these matters that otherwise would have been directed toward the growth and development of our business. The SEC and DOJ investigations are continuing and until these investigations of our stock option grant practices are complete, we are unable to predict the effect, if any, that these investigations and lawsuits will have on our business and financial condition, results of operations and cash flow. We cannot assure that the SEC and/or DOJ will not seek to impose fines or take other actions against us that could have a significant negative impact on our financial condition. In addition, publicity surrounding the SEC’s and DOJ’s investigations, or any enforcement action, even if ultimately resolved favorably for us, could have a material adverse impact on our cash flows, financial condition, results of operations or business.
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
Our revenues, profitability, financial condition and cash flow could be materially adversely affected by the loss or failure of significant clients. Some of our clients are in business sectors which have experienced significant financial difficulties or consolidation, and/or the reduction of volumes or their inability to make payments to us, as a result of, among other things, their merger or acquisition, divestiture of assets or businesses, contract expiration, non-renewal or early termination (including termination for convenience) or business or financial failure or deterioration. Economic and political conditions could affect our clients’ businesses and the markets they serve. A prolonged economic downturn, continued high energy prices or a negative or uncertain political climate could, or could continue to, adversely affect our clients’ financial conditions and the level of business activity of our clients and the industries we serve, which may reduce our clients’ demand for our services or depress pricing of those services and have a material adverse affect on our business, prospects, results of operations, revenues and cash flow. In addition, we incur certain fixed costs related to providing our information technology and business process outsourcing services to our clients. Therefore the loss or failure of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary for some period of time to serve our remaining clients, thereby reducing our profitability and cash flow.
Our ability to recover capital investments in connection with our contracts is subject to risk.
In order to attract and retain large outsourcing contracts, we sometimes make significant capital investments to perform our services under the contract, such as purchases of information technology equipment and costs incurred to develop and implement software. The net book value of such assets recorded, including a portion of our intangible assets, could be impaired, and our earnings and cash flow could be materially adversely affected in the event of the early termination of all or a part of such a contract or the reduction in volumes and services thereunder for reasons such as, among other things, a client’s merger or acquisition, divestiture of assets or businesses, business failure or deterioration, or a client’s exercise of contract termination rights.
We have non-recurring revenue, which subjects us to a risk that our revenues and cash flows from operations may fluctuate from period to period.
Revenue generated from our non-recurring services, including our consulting services, unclaimed property escheatment services and transportation projects, may fluctuate due to factors both within and outside of our control. Our mix of non-recurring and recurring revenues is impacted by acquisitions as well as growth in our non-recurring lines of business. There is less predictability and certainty in the timing and amount of revenue generated by our non-recurring services and, accordingly, our revenues, results of operations and cash flow may be significantly impacted by the timing and amounts of revenues generated from our non-recurring services.
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
Our ability to service our clients and deliver and implement solutions depends to a large extent on third party providers such as subcontractors, a relatively small number of primary software vendors and utility providers and network providers meeting their obligations to us and our expectations in a timely, quality manner. Our business, revenues, profitability and cash flows could be materially and adversely affected and we might incur significant additional liabilities if these third party providers do not meet these obligations or our expectations or if they terminate or refuse to renew their relationships with us or were to offer their products to us with less advantageous prices and other terms than we previously had. In addition, many of our facilities are located in jurisdictions outside of the United States where the provision of utility services, including electricity and water, may not be consistently reliable and, while there are backup systems in many of our operating facilities, an extended outage of utility or network services may have a material adverse effect on our operations, revenues, cash flow and profitability.
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
Approximately 40% of our fiscal year 2009 revenues were derived from contracts with federal, state and local governments and their agencies, including our contract with the Department of Education as well as international governments and their agencies. Governments and their agencies may have the right to terminate many of these contracts at any time, without cause. These contracts, upon their expiration or termination, are typically subject to a bidding process in which we may not be successful. Also, our Department of Education contract and our other federal contracts are subject to the approval of appropriations by the United States Congress to fund the expenditures of the federal government under this contract. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the negative publicity that arises from findings in such audits, investigations or the penalties or sanctions therefore could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.
We may incur delays in signing and commencing new business as the result of protests of government contracts that we are awarded.
After a government contract is awarded, depending on the applicable law, a competing bidder may protest the award. If we are awarded a contract and it is protested, it will be necessary to incur costs to defend the award of the contract. Costs to defend an award may be significant and could include hiring experts to defend the basis for the contract award. Some contract protests may take years to resolve. In some instances where we are awarded a contract, the contracting government entity may request that we sign a contract and commence services, even though the contract award has been protested. If the protest is upheld, then our contract would be terminated and the amounts due to us for services that have been performed to date would be subject to payment pursuant to the terms of the terminated contract. Such terms may not provide for full recovery of our incurred costs. In addition, if the government agency requests that we make changes to our contractual agreement during a protest period, but the government agency is unable or unwilling to modify the contract at the end of the protest period (whether or not we are successful in defending the protest), we may be unable to recover the full costs incurred in making such changes. In addition, we may suffer negative publicity as the result of any contract protest being upheld and our contract being terminated. Further, if the contract is re-bid, we could incur additional costs associated with the re-bid process and be subject to a potential protest if we are awarded a subsequent contract.
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
We are subject to breaches of our security systems.
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
Budget deficits and/or fluctuations in the number of requests for proposals issued by governments and their agencies may adversely impact our business.
Approximately 40% of our fiscal year 2009 revenues were derived from contracts with federal, state and local governments and their agencies, as well as international governments and their agencies. From time to time, government clients may face budget deficits. This is particularly true as a result of the recent economic conditions. Also, the number of requests for proposals issued by government agencies are subject to fluctuation. A significant number of our government contracts have provisions permitting termination by the contracting government agency for convenience. If government budgets were reduced, then services we provide could become non-essential and our contracts could be terminated and future contracting opportunities for government contracts could be limited. Such an event could cause the net book value of the investments we made to obtain and service the contract to become impaired. In addition, the loss of existing government contracts and future contracting opportunities could reduce our revenue and profitability.
Our international and domestic operations are subject to a number of risks.
We have expanded our international operations and continually evaluate the acquisition of companies formed and operating in foreign countries. As of June 30, 2009, we had approximately 32,000 employees in Mexico, India, Jamaica, the Philippines, Argentina, Chile, Ghana, Guatemala, the Dominican Republic, Malaysia, the United Kingdom, Colombia, Spain, Canada, and France, as well as a number of other countries, that primarily support our commercial business process and information technology services. Our international operations and acquisitions are subject to a number of risks. These risks include the possible impact on our operations of the laws of foreign countries where we may do business including, among others, data privacy, laws regarding licensing and labor council requirements. In addition, we may experience difficulty integrating the management and operations of businesses we acquire internationally, and we may have difficulty attracting, retaining and motivating highly skilled and qualified personnel to staff key managerial positions in our ongoing international operations. Our international operations may also be impacted by trade restrictions, such as tariffs and duties or other trade controls imposed by the United States or other jurisdictions, as well as other factors that may adversely affect our business, financial condition and operating results. Because of these foreign operations we are subject to regulations, such as those administered by the Department of Treasury’s Office of Foreign Assets Controls (“OFAC”) and export control regulations administered by the Department of Commerce. Violation of these regulations could result in fines, criminal sanctions against our officers, and prohibitions against exporting, as well as damage to our reputation, which could adversely affect our business, financial condition and operating results.
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
Although we report our operating results in U.S. dollars, a percentage of our revenues are denominated in currencies other than the U.S. dollar. Approximately 8% of our revenues for fiscal year 2009 were derived from internationally based clients. As of June 30, 2009, approximately 12% of our long-lived assets were located outside the United States.
Fluctuations in foreign currency exchange rates can have a number of adverse effects on us.
•
Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, operating income and the value of balance sheet items originally denominated in other currencies. Declines in the value of other currencies against the U.S. dollar could cause our consolidated earnings stated in U.S. dollars to be lower than our consolidated earnings in local currency and could affect our reported results when compared against other periods. Conversely, increases in the value of other currencies against the U.S. dollar could cause our consolidated earnings stated in U.S. dollars to be higher than our consolidated earnings in local currency and could affect our reported results when compared against other periods. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations.

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
Our Commercial Education line of business services (for various lenders and under various service agreements) a portfolio of approximately 5.0 million loans with an outstanding principal balance of approximately $55.6 billion as of June 30, 2009 made under the Federal Family Education Loan Program, which loans are guaranteed by a federal government agency. If a loan is in default, then a claim is made upon the guarantor. If the guarantor denies the claim because of a servicing error, then under certain of the servicing agreements we may be required to purchase the loan from the lender. Upon purchase of the loan, we attempt to cure the servicing errors and either sell the loan back to the guarantor (which must occur within a specified period of time) or sell the loan on the open market to a third party. We are subject to the risk that we may be unable to cure the servicing errors or sell the loan on the open market. Our reserves, which are based on historical information, may be inadequate if our servicing performance results in the requirement that we repurchase a substantial number of loans, which repurchase could have a material adverse impact on our cash flow and profitability.
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
Some provisions in our certificate of incorporation and bylaws could delay, defer, prevent or make more difficult a merger, tender offer, or proxy contest involving our capital stock. Our stockholders might view transactions such as these as being in their best interests because, for example, a change of control might result in a price higher than the market price for shares of the Class A common stock. Among other things, these provisions:
•	require an 80% vote of the stockholders to amend some provisions of our certificate of incorporation;

•	require an 80% vote of the stockholders to amend some provisions of our bylaws;

•	permit only our Chairman, President or a majority of the Board of Directors (calculated as if there were no vacancies) to call stockholder meetings;

•	authorize our Board of Directors to issue up to 3.0 million shares of preferred stock in series with the terms of each series to be fixed by our Board of Directors;

•	authorize our Board of Directors to issue Class B common stock, which shares are entitled to ten votes per share;

•	permit directors to be removed, with or without cause, only by a vote of at least 80% of the combined voting power; and

•	specify advance notice requirements for stockholder proposals and director nominations to be considered at a meeting of stockholders.
Further, Section 203 of the Delaware General Corporation Law also generally restricts mergers and other business combinations between us and any holder of 15% or more of our voting stock. Further, we have entered into change of control agreements with certain of our executive officers, which may have the effect of discouraging an unsolicited takeover proposal.
In addition, as of August 20, 2009, Darwin Deason beneficially owns 6,599,372 shares of Class B common stock and 2,140,884 shares of the Class A common stock and controls approximately 43.6% of our total voting power (based on shares of both classes of common stock outstanding). As a result, Mr. Deason has the requisite voting power to significantly affect many of our significant decisions, including the power to block corporate actions such as an amendment to most provisions of our certificate of incorporation. Mr. Deason has an employment agreement, with a term that currently ends on May 18, 2010, provided that such term shall automatically be extended for an additional year on May 18 of each year, unless thirty days prior to May 18 of any year, Mr. Deason gives notice to us that he does not wish to extend the term or our Board of Directors (upon a unanimous vote of the directors, except for Mr. Deason) gives notice to Mr. Deason that it does not wish to extend the term.
The price of our Class A common stock may fluctuate significantly, which may result in losses for investors.
The market price for the Class A common stock has been and may continue to be volatile. For example, during the 52-week period ended August 20, 2009, the closing prices of our Class A common stock as reported on the NYSE ranged from a high of $53.62 per share to a low of $35.72 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and our stock price could decline as a result.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of June 30, 2009, we have 316 locations in the United States, of which 156 locations are occupied by Commercial operations, 159 locations are occupied by Government operations, and our company-owned facility in Dallas, Texas, which is occupied by primarily Commercial and Corporate functions. We also have 108 locations in 28 other countries, of which 79 locations are occupied by Commercial operations and 29 locations are occupied by Government operations. In addition, we also have employees in client-owned locations. We own approximately 1.1 million square feet of real estate space and lease approximately 9.2 million square feet. The leases expire from calendar years 2009 to 2021 and we do not anticipate any significant difficulty in obtaining lease renewals or alternate space. Our executive offices are located in Dallas, Texas at a company-owned facility of approximately 630,000 square feet, which also houses a host data center and other operations. We believe that our current facilities are suitable and adequate for our current business.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 19 to our Consolidated Financial Statements set forth in Part I. Item 8 of this report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our 2008 Annual Meeting of Stockholders held on May 28, 2009, the following actions were taken:
1.	Election of Directors:

Name	For	Withheld
Darwin Deason	134,490,772	12,012,590
Lynn R. Blodgett	133,430,034	13,073,328
Robert Druskin	135,130,575	11,372,727
Kurt R. Krauss	135,135,983	11,367,379
Ted B. Miller, Jr.	129,838,836	16,664,526
Paul E. Sullivan	129,836,548	16,666,814
Frank Varasano	129,659,941	16,843,421
Each of the directors was elected by a plurality of the vote and will serve until their respective successors are elected and qualified.
2.	Approval of the Senior Executive Annual Incentive Plan:

For	Against	Abstain
139,402,154	7,016,377	84,830
3.	Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2009:

For	Against	Abstain
144,008,555	2,446,272	48,354

PART II
ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Price
Our Class A common stock is traded on the NYSE under the symbol “ACS.” The following table sets forth the high and low sales prices of our Class A common stock for the last two fiscal years as reported on the NYSE.

Fiscal Year Ended June 30, 2009	High	Low

First Quarter	$54.39	$45.32
Second Quarter	51.38	34.84
Third Quarter	50.30	42.10
Fourth Quarter	50.95	43.37

Fiscal Year Ended June 30, 2008

First Quarter	$58.70	$45.52
Second Quarter	52.61	39.46
Third Quarter	53.23	40.43
Fourth Quarter	57.40	49.55
On August 20, 2009, the last reported sales price of our Class A common stock as reported on the NYSE was $44.81 per share. As of that date, there were approximately 90,000 record holders of our Class A common stock and one record holder of our Class B common stock.
Dividends
Under the terms of our Credit Facility and Senior Notes (each as defined in Item 1A. Risk Factors), we are allowed to pay cash dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant. We intend to retain earnings for use in the operation of our business and, therefore, did not pay cash dividends in the fiscal years ended June 30, 2009, 2008 and 2007 and do not anticipate paying any cash dividends in the foreseeable future.
Stock Option and Employee Stock Purchase Plans
The following table summarizes certain information related to our stock option and employee stock purchase plans.

Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon exercise		equity compensation
	of outstanding	Weighted average	plans (excluding
	options, warrants	exercise price of	securities reflected in
	and rights	outstanding options,	initial column)
Plan Category	as of June 30, 2009	warrants and rights	as of June 30, 2009
Equity compensation plans approved by security shareholders
Stock options	14,415,910	$48.43	8,690,200
Employee stock purchase plan	N/A	N/A	534,457
Equity compensation plans not approved by security shareholders	-	-	-

Total	14,415,910	$48.43	9,224,657

Stock Option Repricing
Please see Note 14 to our Consolidated Financial Statements for a discussion of the December 2006 repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.

Share Repurchase Programs
Please see Note14 to our Consolidated Financial Statements for a discussion of our Share Repurchase Programs.
Performance Graph
The graph below compares the total cumulative return of our Class A common stock from June 30, 2004 through June 30, 2009 with the Standard & Poor’s 500 Software & Services Index and the Standard & Poor’s 500 Stock Index. The graph assumes the investment of $100 on June 30, 2004 and the reinvestment of all dividends. The stock price performance shown on the graph is not necessarily indicative of future stock performance.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this document. Please see the discussions “Significant Developments – Fiscal Years 2009, 2008 and 2007” in MD&A for a description of the more significant events, including business combinations, that impact comparability, as well as the Notes to our Consolidated Financial Statements (in thousands, except per share amounts).

	As of and for the Fiscal Year Ended June 30,
	2009	2008	2007(b)	2006	2005
Results of Operations Data:
Revenues (a)	$6,523,164	$6,160,550	$5,772,479	$5,353,661	$4,351,159
Operating income	$685,943	$645,078	$536,955	$617,284	$647,484
Net income	$349,943	$329,010	$253,090	$358,806	$409,569
Earnings per share – basic	$3.59	$3.36	$2.53	$2.91	$3.21
Earnings per share – diluted	$3.57	$3.32	$2.49	$2.87	$3.14
Weighted average shares outstanding – basic (c)	97,510	98,013	100,181	123,197	127,560
Weighted average shares outstanding – diluted (c)	98,006	98,993	101,572	125,027	130,556
Balance Sheet Data:
Working capital	$929,105	$1,017,977	$839,662	$704,158	$405,983
Total assets	$6,900,973	$6,469,399	$5,982,429	$5,502,437	$4,850,838
Total long-term debt (d) (less current portion)	$2,041,529	$2,357,541	$2,342,272	$1,614,032	$750,355
Stockholders’ equity	$2,622,132	$2,308,374	$2,066,168	$2,456,218	$2,811,712

(a)
Revenues from operations divested through June 30, 2009 were $0.3 million, $31.9 million, $39.9 million, $144.7 million and $273.4 million for fiscal years 2009, 2008, 2007, 2006 and 2005, respectively. Please see “Significant Developments – Fiscal Year 2009, 2008 and 2007” in MD&A and Note 20 to our Consolidated Financial Statements for a discussion of divestiture activity.

(b)
During fiscal year 2007 we recorded a non-cash impairment charge of approximately $76.4 million ($48.3 million, net of income tax) related to a change in terms on our contract with the Department of Education. Please see “Significant Developments – Fiscal Year 2007” in MD&A for further discussion.

(c)	Please see Note 14 to our Consolidated Financial Statements for a discussion of our share repurchase programs.

(d)
During fiscal year 2005, we issued $500 million of Senior Notes (defined in Item 1A. Risk Factors) and during fiscal year 2006 we entered into a new $800 million Term Loan Facility and $1 billion Revolving Facility (each as defined in Item 1A. Risk Factors). During fiscal year 2009, $250 million of Senior Notes due June 1, 2010 were reclassified to current liabilities. Please see “Liquidity and Capital Resources” in MD&A and Note 10 to our Consolidated Financial Statements for a discussion of our credit arrangements.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
All statements and assumptions contained in this Annual Report on Form 10-K and in the documents attached or incorporated by reference that are not based on historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements.

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
We enter into long-term relationships with clients to provide services that support their mission critical business process or information technology needs. We derive our revenues from delivering comprehensive business process outsourcing and information technology solutions to commercial and government clients.  A substantial portion of our revenues is derived from recurring monthly charges to our clients under service contracts with initial terms that vary from one to ten years. The recurring nature of our revenue provides us with predictable revenue streams during various economic cycles. We define recurring revenues as revenues derived from services that our clients use each year in connection with their ongoing businesses, and accordingly, exclude non-recurring revenue sources such as software license fees, short-term contract programming and consulting engagements, product installation fees, and hardware and software sales. If we add consulting or other services to enhance the value delivered and offered to our clients that are primarily short-term in nature, we may experience variations in our mix of recurring versus non-recurring revenues.
New Business Pipeline
Management focuses on various metrics in analyzing our business, its performance and its outlook. One such metric is our sales pipeline, which was approximately $2.0 billion of annual recurring revenues as of June 30, 2009.  Our sales pipeline includes potential business opportunities that will be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue that are in excess of $100 million. Both the Commercial and Government pipelines have significant, quality opportunities within our vertical markets and horizontal solutions. As of June 30, 2009, the Commercial segment comprised approximately 55% of our pipeline and the Government segment comprised the remaining 45%. By service line, approximately 87% of our pipeline is business process outsourcing and approximately 13% of the pipeline is information technology solutions as of June 30, 2009. The Commercial segment pipeline includes opportunities in transactional business process outsourcing, information technology outsourcing, commercial healthcare, benefits outsourcing and finance and accounting outsourcing. The Government segment pipeline includes opportunities in government healthcare, child support and electronic payment services and transportation.

While the magnitude of our sales pipeline is an important indicator of potential new business signings and potential future internal revenue growth, actual new business signings and internal revenue growth depend on a number of factors, including the effectiveness of our sales pursuit teams, competition for a deal, deal pricing and the cash flow generation qualities of each deal which are subject to risks described further in Item 1A. Risk Factors of this Annual Report on Form 10-K.
New Business Signings
We define new business signings as estimated annual recurring revenue from new contracts and the incremental portion of renewals that are signed during the period, which represents the estimated first twelve months of revenue to be recorded under the contracts after full implementation. We use new business signings to forecast prospective revenues and to estimate capital commitments.  There are no third party standards or requirements governing the calculation of new business signings and our measure may not be comparable to similarly titled measures of other companies. We define total contract value as the estimated total revenues from contracts signed during the period. We use total contract value as an additional measure of estimating total revenue represented by contractual commitments, both to forecast prospective revenues and to estimate capital commitments.  Revenues for new business signings, annual recurring revenue and total contract value are measured under GAAP (defined below).
During fiscal year 2009, we signed contracts with new clients and incremental business with existing clients representing $1.0 billion of annual recurring revenue with an estimated $4.5 billion in total contract value. The Commercial segment contributed 61% of the new contract signings and the Government segment contributed 39% of the new contract signings (based on annual recurring revenue).
Internal Revenue Growth
We use internal revenue growth as a measure of the organic growth of our business. Internal revenue growth is measured as total revenue growth less revenues from acquisitions and revenues from divested operations.  At the date of an acquisition, we identify the trailing twelve months of revenue of the acquired company as the “pre-acquisition revenue of acquired companies.”  Pre-acquisition revenue of the acquired companies is considered “acquired revenues” in our calculation, and actual revenues from the acquired company, either above or below “acquired revenues” are components of “internal growth” in our calculation.    Revenues from divested operations are excluded from the internal revenue growth calculation in the periods following the effective date of the divestiture.  We believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. Prior period internal revenue growth calculations are not restated for current period divestitures. Our measure of internal revenue growth may not be comparable to similarly titled measures of other companies. In fiscal year 2009, total revenue grew 6% over the prior fiscal year and internal revenue grew 3% over the prior fiscal year.
Client Renewal Rates
We focus on the performance of our contractual obligations and continually monitor client satisfaction. Renewal rates are the best indicator of client satisfaction. We calculate our renewal rate based on the total annual recurring revenue of renewals won as a percentage of total annual recurring revenue of all renewals sought. In fiscal year 2009, we renewed approximately 85% of total renewals sought, totaling $1.4 billion of annual recurring revenue with a total contract value of approximately $4.1 billion. In fiscal year 2008, we renewed approximately 92% of total renewals sought, totaling $752.7 million of annual recurring revenue with a total contract value of approximately $2.7 billion. Average contract life for renewals varies between our government and commercial segments. The average contract life of renewals in the Government segment is often longer than those in the Commercial segment.
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
We monitor the capital intensity, defined as the total of capital expenditures and additions to intangible assets, as a percentage of revenue, of new business signings. Understanding the capital intensity of new business signings is critical in determining the future free cash flow generating levels of our business. Historically, the capital intensity in our business has ranged between 5% and 7% of revenue. During fiscal years 2009 and 2008, the overall capital intensity of our business was approximately 6% and 5% of revenues, respectively. We expect that as our new business signings ramp, we will incur capital expenditures associated with the new business, which could result in increased capital intensity over the fiscal year 2009 percentage. We expect that capital intensity will remain within our historical range.

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
We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). However, we believe that certain non-GAAP financial measures and ratios, used in managing our business, may provide users of this financial information with additional meaningful comparisons between current results and prior reported results. Certain of the information set forth herein and certain of the information presented by us from time to time (including free cash flow and internal revenue growth) may constitute non-GAAP financial measures within the meaning of Regulation G adopted by the SEC which are reconciled to the most comparable GAAP financial measure. The presentation of this non-GAAP information is not meant to be considered in isolation or as a substitute for comparable amounts determined in accordance with GAAP.
Fiscal Year 2010 Outlook
Our goals for fiscal 2010 include increasing shareholder value by improving our financial metrics, including growth in revenues, both from internal sources and acquisitions, operating income and margins, net income and earnings per share. Our fiscal year 2009 new business signings of $1.0 billion of annual recurring revenue will, when ramped, help us achieve these goals. Additionally, we have set a goal to increase the fiscal year 2010 new business signings over fiscal year 2009 levels. To that end, we have added approximately 100 sales people and the support structure associated with them during fiscal year 2009, and intend to continue expanding the sales organization into fiscal year 2010.
During fiscal year 2009, we have worked with many of our clients who have faced unprecedented budgetary pressures due to the current economic environment, and have provided discounts through contract amendments to assist these clients. We have done this because we believe it’s the proper strategic decision in this environment, and we have received valuable goodwill and increased contract terms or other valuable consideration that benefits us long-term. We intend to continue this program into fiscal year 2010.
We expect demand for commercial business process and information technology solutions to remain strong during fiscal year 2010. We also anticipate our existing commercial clients will seek to increase their use of outsourcing as a means to increase their operating efficiency and reduce their costs in the future. We believe the Commercial segment will experience strong demand in fiscal year 2010 for transactional business process outsourcing, finance and accounting outsourcing, customer care outsourcing and traditional information technology services.
We anticipate strong demand for our government services. In addition to the areas that we have marketed historically, such as government healthcare, municipal services, electronic payment services and transportation services and solutions, we continue to believe that government entities could benefit from our commercial best practices in such areas as eligibility administration, human resources outsourcing, customer care and finance and accounting outsourcing. We anticipate growth in certain areas of the government business such as revenue generating services and entitlement programs, that have historically grown when government clients have experienced budget pressure.
We currently have projects underway that are changing the way we deliver our services to our clients and make them more competitive in their markets. We will continue to invest in innovation during fiscal year 2010, yet keep our capital intensity within historical ranges.

In the Government segment, we expect to expand our technology solutions and platforms, including our Enterprise Medicaid Management Information System in the state Medicaid market. We expect to leverage our existing broad international presence and subject matter expertise in the transportation market to markets beyond transportation. We believe we can expand our existing domestic solutions into solutions that we can market globally.
Our non-compete agreement with Lockheed Martin Corporation expired in November 2008.  The expiration of this agreement allows us to compete for federal government contracts, beyond our current relationships with the Department of Education and other federal agencies.
From a geographic perspective, we believe that there will continue to be strong demand in the United States and expect to see more business process outsourcing opportunities in Europe and abroad. Our acquisitions of Grupo Multivoice (“Multivoice”) and e-Services Group International (“e-Services”) expanded our customer care offering and will help us provide clients throughout the Americas and Europe a suite of cost competitive bilingual services in English and Spanish for their business process outsourcing solutions. Our acquisitions of sds business services GmbH, Syan Holdings Limited and VBHG Limited (“Anix”) strengthen our global information technology outsourcing presence in Europe and the United Kingdom.
We also intend to pursue strategic acquisitions in certain vertical markets that will enhance our existing service capabilities, expand our service offerings and increase our service innovation through technology solutions that we can leverage. We expect to strengthen our organization by promoting leaders from within the Company as well as recruiting top industry talent.
In both segments, we also plan to increase our penetration of low-cost delivery locations outside the United States and to deepen our use of incentive based compensation. We intend to expand our global delivery model and continue to explore cost-savings opportunities as we move higher tier work to lower cost locations.
Significant Developments – Fiscal Year 2009
Global Production Initiative
In October 2008, we announced plans to implement a global production initiative to lower future labor costs. Under this initiative, we intend to hire approximately 4,200 full-time employees in locations outside of the United States and reduce corresponding positions within the United States and Europe by the end of the first quarter of fiscal year 2010. The total pre-tax cost to reduce these employee positions under this initiative is estimated to be approximately $24 million to $26 million, of which severance costs are estimated to be approximately $7 million and transition and other expenses are estimated to be approximately $17 million to $19 million. The transition costs consist primarily of duplicate labor costs as a result of job training and work shadowing, as well as related travel, retention and facility costs during the transition. Substantially all of these expenses to date, and substantially all of the expected expenses, have been or will be cash expenditures. The following table reflects the estimated charges over the term of the initiative for each of our segments (in thousands):

	Commercial	Government	Corporate	Total
Severance costs	$6,000	$1,000	$-	$7,000
Transition and other expenses	12,000 - 13,000	2,500 - 3,000	2,500 - 3,000	17,000 - 19,000

Total costs	$18,000 - $19,000	$3,500 - $4,000	$2,500 - $3,000	$24,000 - $26,000

As of June 30, 2009, we added approximately 3,600 positions outside the United States and Europe and reduced corresponding positions in the United States and Europe as a result of this initiative. During fiscal year 2009, we recorded severance costs of $7.3 million, ($4.3 million, net of income tax) and incurred $14.1 million, ($9.1 million, net of income tax) for transition and other expenses in cost of revenues in our Consolidated Statements of Income. During fiscal year 2009, we announced a plan to assist displaced employees who are experiencing financial hardships during these difficult economic times. We made contributions of approximately $1.4 million, ($0.9 million, net of income tax), related to this plan during fiscal year 2009, which are included in the transition costs discussed above. The following table reflects charges recorded in each of our segments (in thousands):

	Fiscal Year Ended June 30, 2009
	Commercial	Government	Corporate	Total
Accrued severance costs	$5,967	$1,306	$-	$7,273
Transition and other expenses	10,223	1,914	1,942	14,079

Total costs	$16,190	$3,220	$1,942	$21,352

We anticipate using a substantial portion of the savings generated from this initiative to invest in innovation, sales and other client opportunities. Upon completion, we estimate the full annual run rate pre-tax savings will be approximately $40 million after these investments.
We opened new facilities and expanded current facilities globally in order to accommodate the increased offshore headcount. Capital expenditures related to these facilities are currently estimated at approximately $9.5 million. During fiscal year 2009, we incurred $8.8 million in capital expenditures related to these facilities.
The following table reflects the activity for the accruals for involuntary termination of employees related to this initiative during fiscal year ended June 30, 2009 (in thousands):

Balance at beginning of period	$-
Accruals, net of reversals	7,273
Payments	(5,024)

Balance at end of period	$2,249

New Business
During fiscal year 2009, we signed contracts with new clients and incremental business with existing clients representing $1.0 billion of annualized recurring revenue and an estimated $4.5 billion in total contract value. The Commercial segment contributed 61% of the new contract signings and the Government segment contributed 39% of the new contract signings (based on annual recurring revenues).
Acquisitions
During fiscal year 2009, we completed three acquisitions in our Commercial segment, Multivoice, e-Services, Anix and two other small aquisitions. Please see Note 3 to our Consolidated Financial Statements for a discussion of these acquisitions.
Supplemental Executive Retirement Agreement
Please see Note 11 to our Consolidated Financial Statements for a discussion of the termination of the Supplemental Executive Retirement Plan Agreement (the “SERP Termination”) with the Chairman of our Board of Directors.
Evaluation of Strategic Alternatives
We have incurred costs to evaluate our strategic alternatives, including the 2007 proposal from Darwin Deason, Chairman of the Board of Directors, and Cerberus Capital Management, L.P. (“Cerberus”).  In addition, several lawsuits were filed in connection with the announced Cerberus buyout transaction, generally alleging claims related to breach of fiduciary duty, and seeking class action status. Those lawsuits have been resolved. Please see Note 19 to our Consolidated Financial Statements for further discussion of these lawsuits. We expect that we may continue to incur costs related to our evaluation of strategic alternatives.
During fiscal years 2009, 2008 and 2007, we recognized approximately $0.2 million, $8.3 million and $4.0 million, respectively, in legal and other costs related to the evaluation of strategic alternatives, and $0.6 million, $1.5 million and $1.9 million, respectively, related to lawsuits discussed above.
Divestitures
Please see Note 20 to our Consolidated Financial Statements for a discussion of the sale of our bindery business during fiscal year 2009.
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
Acquisitions
We completed seven acquisitions during fiscal year 2008. Please see Note 3 to our Consolidated Financial Statements for a discussion of these acquisitions.

Divestitures
During fiscal year 2008, we completed the sale of our decision support business in our Government segment and recorded a gain on the sale of approximately $2.4 million ($1.6 million, net of income tax) in other operating expense in our Consolidated Statements of Income. We believe that the decision support business was not strategic to our ongoing operations.
During fiscal year 2008, we completed the sale of our Unclaimed Property Reporting and Recovery (“UPRR”) business in our Commercial segment. We recorded a gain on the sale of approximately $1.1 million ($0.7 million, net of income tax) and $1.0 million ($0.6 million, net of income tax) during fiscal years 2009 and 2008, respectively, in other operating expense in our Consolidated Statements of Income. We believe that the UPRR business was not strategic to our ongoing operations.
Share Repurchase Programs
Please see Note 14 to our Consolidated Financial Statements for a discussion of our share repurchases during fiscal year 2008.
Adoption of FIN 48
Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. Please see Note 12 to our Consolidated Financial Statements for a discussion of our adoption of FIN 48.
Stock Option Repricing
Please see Note 14 to our Consolidated Financial Statements for a discussion of the repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
Review of Stock Option Grant Practices
Please see Note 19 to our Consolidated Financial Statements for a discussion of the review of our stock option grant practices.
Significant Developments – Fiscal Year 2007
New Business
During fiscal year 2007, we signed contracts with new clients and incremental business with existing clients representing $607.0 million of annualized recurring revenue and an estimated $2.8 billion in total contract value. The Commercial segment contributed 64% of the new contract signings and the Government segment contributed 36% of the new contract signings (based on annual recurring revenues).
Acquisitions
We completed six acquisitions during fiscal year 2007. Please see Note 3 to our Consolidated Financial Statements for a discussion of these acquisitions.
Sale of Minority Interests in a Professional Services Business
In fiscal year 2007, we sold our minority interests in a professional services company, which was accounted for under the equity method, for approximately $19.0 million. We recorded a gain on the sale of our minority interests of approximately $8.2 million ($5.3 million, net of income tax) in other non-operating expense (income), net.
Share Repurchase Programs
Please see Note 14 to our Consolidated Financial Statements for a discussion of our share repurchases during fiscal year 2007.

Stock Option Repricing
Please see Note 14 to our Consolidated Financial Statements for a discussion of the December 2006 repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
Contract with the Department of Education
We provide comprehensive loan servicing for the Department of Education’s (the “Department”) Direct Student Loan program under the Common Services for Borrowers contract. Annual revenues from this contract represented approximately 3%, 3% and 4% of our fiscal year 2009, 2008 and 2007 revenues, respectively. We expect the contract to continue through the middle of fiscal year 2012 under the remaining two performance based periods. The Department may also exercise two additional option years at their discretion.
In May 2007, we and the Department agreed to cease development of certain software contemplated under the Common Services for Borrowers contract. At that time, we had implemented approximately $39.0 million of internally developed software into the current production system. As a result of the decision to cease development, we recorded a non-cash impairment charge of approximately $76.4 million (approximately $48.3 million, net of income tax) related to in-process capitalized development costs.
Government Healthcare Contract
During fiscal year 2007, we settled a dispute involving our contract with the North Carolina Department of Health and Human Services and recognized $3.4 million in revenue during fiscal year 2007 related to this settlement.
Restructuring Activities
During fiscal year 2006, we assessed our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we undertook certain restructuring initiatives and activities in order to enhance our competitive position in certain markets, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions. As of June 30, 2007, approximately 2,500 employees were involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management.
In our Commercial segment, we assessed the cost structure of our global production model, particularly our offshore processing activities. We identified offshore locations in which our labor costs were no longer competitive or where the volume of work processed by the site no longer justifies retaining the location, including one of our Mexican facilities. We recorded restructuring charges for involuntary termination of employees related to the closure of those duplicative facilities or locations of $6.5 million for the fiscal year ended June 30, 2007, which is reflected in wages and benefits in our Consolidated Statements of Income, and $2.4 million for the fiscal year ended June 30, 2007, for impairments of duplicative technology equipment and facility costs, facility shutdown and other costs, which are reflected as part of total operating expenses in our Consolidated Statements of Income.
In our Government segment, we assessed our competitive position, evaluated our market strategies and the technology used to support certain of our service offerings. We implemented operating practices that we utilize in our Commercial segment, including leveraging our proprietary workflow technology and implementing activity based compensation, in order to reduce our operating costs and enhance our competitive position. We recorded restructuring charges for involuntary termination of employees of $0.7 million for the fiscal year ended June 30, 2007, which is reflected in wages and benefits in our Consolidated Statements of Income. In fiscal year 2007, we recorded $0.5 million of costs related to the consolidation of solution development groups within the Government segment, which is reflected in total operating expenses in our Consolidated Statements of Income.

The following table summarizes the activity for the accrual for involuntary termination of employees exclusive of the Acquired HR Business (defined below) for the periods presented (in thousands):

	Fiscal Year Ended June 30,
	2008	2007
Beginning balance	$893	$899
Accruals	-	7,185
Reversals	(401)	-
Payments	(492)	(7,191)

Ending balance	$-	$893

We acquired the human resources consulting and outsourcing business of Mellon Financial Corporation (the “Acquired HR Business”) during fiscal year 2005. In connection with this acquisition, we recorded approximately $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The following table summarizes the activity for the accrual for involuntary termination of employees of the Acquired HR Business for the periods presented (in thousands):

	Fiscal Year Ended June 30,
	2009	2008	2007
Beginning balance	$82	$402	$3,521
Excess accrual credited to goodwill	-	(209)	(1,678)
Payments	(82)	(111)	(1,441)

Ending balance	$-	$82	$402

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
The following table sets forth the calculation of internal revenue growth (in millions):

	Fiscal Year Ended			Fiscal Year Ended
	June 30,		Growth	June 30,		Growth
	2009	2008	%	2008	2007	%
Consolidated
Total Revenues	$6,523	$6,161	6%	$6,161	$5,772	7%
Less: Divestitures	-	(32)		(5)	(11)

Adjusted	$6,523	$6,129	6%	$6,156	$5,761	7%

Acquired revenues	$188	$11	3%	$116	$4	2%
Internal revenues	6,335	6,118	3%	6,040	5,757	5%

Total	$6,523	$6,129	6%	$6,156	$5,761	7%

Commercial
Total Revenues (a)	$3,909	$3,674	6%	$3,674	$3,405	8%
Less: Divestitures	-	(14)		(5)	(6)

Adjusted	$3,909	$3,660	7%	$3,669	$3,399	8%

Acquired revenues	$132	$6	4%	$83	$-	2%
Internal revenues	3,777	3,654	3%	3,586	3,399	6%

Total	$3,909	$3,660	7%	$3,669	$3,399	8%

Government
Total Revenues (b)	$2,614	$2,487	5%	$2,487	$2,367	5%
Less: Divestitures	-	(18)		-	(5)

Adjusted	$2,614	$2,469	6%	$2,487	$2,362	5%

Acquired revenues	$56	$5	2%	$33	$4	1%
Internal revenues	2,558	2,464	4%	2,454	2,358	4%

Total	$2,614	$2,469	6%	$2,487	$2,362	5%

(a)	The Commercial segment includes revenues from operations divested through June 30, 2009 of $0.1 million, $14.0 million and $18.0 million for fiscal years 2009, 2008 and 2007, respectively.

(b)	The Government segment includes revenues from operations divested through June 30, 2009 of $0.2 million, $17.9 million and $21.9 million for fiscal years 2009, 2008 and 2007, respectively.

Results of Operations
The following table sets forth the items from our Consolidated Statements of Income expressed as a percentage of revenues. Please refer to the comparisons below for discussion of items affecting these percentages.

	Fiscal Year Ended June 30,
	2009	2008	2007

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues:
Wages and benefits	45.6%	47.2%	47.6%
Services and supplies	24.5%	22.5%	21.9%
Rent, lease and maintenance	12.0%	12.1%	12.2%
Depreciation and amortization	6.1%	6.2%	6.0%
Software impairment charge	-	-	1.3%
Other	0.5%	0.4%	0.5%

Cost of revenues	88.7%	88.4%	89.5%

Other operating expenses	0.8%	1.1%	1.2%

Total operating expenses	89.5%	89.5%	90.7%

Operating income	10.5%	10.5%	9.3%

Interest expense	2.0%	2.6%	3.2%
Other non-operating expense (income), net	-	-0.2%	-0.5%

Pretax profit	8.5%	8.1%	6.6%

Income tax expense	3.1%	2.8%	2.2%

Net income	5.4%	5.3%	4.4%

Comparison of Fiscal Year 2009 to Fiscal Year 2008
Revenues
Revenue increased $362.6 million, or 6%, to $6.5 billion during fiscal year 2009 from $6.2 billion during fiscal year 2008. Excluding revenues related to operations divested through June 30, 2009, our revenues increased $394.3 million, or 6%. Internal revenue growth was 3% and the remainder of the growth was related to acquisitions. Fiscal years 2009 and 2008 include revenues related to the operations divested through June 30, 2009 of $0.3 million and $31.9 million, respectively.
Revenue in our Commercial segment, which represented approximately 60% of our consolidated revenue for fiscal year 2009, increased $235.3 million to $3.9 billion in fiscal year 2009 compared to fiscal year 2008. Revenue growth from acquisitions was 4% and internal revenue growth was 3%. Internal revenue growth was due to growth in healthcare payer, business commercial education and financial services business and finance and accounting services business. We also had growth in information technology outsourcing related to deliveries of hardware and software. Our Commercial segment revenues for fiscal years 2009 and 2008 includes revenues related to our UPRR business, which was divested in the fourth quarter of fiscal year 2008, of $0.1 million and $14.0 million, respectively.
Revenue in our Government segment, which represented approximately 40% of our consolidated revenue for fiscal year 2009, increased $127.3 million, or 5%, to $2.6 billion in fiscal year 2009 compared to fiscal year 2008. Internal revenue growth was 4%. We experienced internal revenue growth in the following areas: (i) our state and local business with growth in our electronic payment services, unemployment benefits and children and youth services; (ii) our government healthcare line of business; and (iii) our federal business with incremental student loan volumes. This growth was offset by declines in our transportation line of business due to a decline in volumes in our violations processing business.

Operating expenses
Wages and benefits increased $69.3 million, or 2.4%, to $3.0 billion. As a percentage of revenues, wages and benefits decreased 1.6% to 45.6% in fiscal year 2009 from 47.2% in fiscal year 2008. During fiscal years 2009 and 2008, we recorded benefits to wages and benefits of approximately $(13.8 million) and $(3.1 million), respectively, related to our deferred compensation plans as a result of changes in the market value of the liability to employees. Increased revenue related to deliveries of hardware and software contributed approximately 0.7% of the decrease in wages and benefits as a percentage of revenue, due to a lower component of wages and benefits as a percentage of revenue than our other operations. During fiscal year 2009, we recorded $7.3 million in net severance costs and $7.6 million in other labor and benefit costs related to our global production initiative as discussed in Significant Developments above and Note 4 to our Consolidated Financial Statements. During fiscal year 2009, we recorded an $8.9 million charge associated with the SERP Termination as discussed in Note 11 to our Consolidated Financial Statements. During fiscal years 2009 and 2008, we recorded a (benefit) charge of approximately $(0.9 million) and $1.4 million, respectively, for estimated costs related to certain former employees’ stock options as discussed in Note 14 to our Consolidated Financial Statements. During fiscal year 2008, we recorded a charge of approximately $1.2 million of compensation expense related to amending certain employee stock options as discussed in Note 14 to our Consolidated Financial Statements.
Services and supplies increased $213.9 million, or 15.5%, to $1.6 billion in fiscal year 2009 from fiscal year 2008. As a percentage of revenues, services and supplies increased 2.0% to 24.5% in fiscal year 2009 from 22.5% in fiscal year 2008. Increased revenue related to deliveries of hardware and software contributed approximately 1.5% of the change in services and supplies as a percentage of revenue. During fiscal year 2009, we recorded $2.3 million in costs related to our global production initiative. During fiscal year 2009, we recorded $0.5 million in costs related to our ongoing stock option investigation. During fiscal years 2009 and 2008, we recorded $0.3 million and $3.5 million, respectively, in costs related to the evaluation of strategic alternatives of the Company and stockholder derivative lawsuits.
Rent, lease and maintenance increased $39.1 million, or 5.2%, to $785.2 million. As a percentage of revenues, rent, lease and maintenance decreased 0.1% to 12.0% in fiscal year 2009 from 12.1% in fiscal year 2008. During fiscal year 2009, we recorded $2.8 million in costs related to our global production initiative. During fiscal years 2009 and 2008, we recorded $2.9 million and $2.4 million, respectively, for electronic data storage costs related to our ongoing stock option investigation.
Other operating expenses decreased $20.0 million to $48.8 million. As a percentage of revenues, other operating expenses decreased 0.3% to 0.8%. The table below reflects some of the items impacting other operating expenses during fiscal years 2009 and 2008 (in millions):

	Fiscal Year Ended June 30,
	2009	2008
Commercial segment:
Cost related to our global production initiative	$1.0	$-
Litigation settlement	-	3.0
Gain on sale of UPRR	(1.1)	(1.0)
Litigation settlement related to pre-acquisition activities of the Acquired HR Business and subsequent recovery from seller		(1.8)

Government segment:
Cost related to our global production initiative	0.4	-
Gain on sale of bindery business	(0.2)
Gain on sale of our decision support business		(2.4)
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation		(2.2)

Corporate segment:
Legal costs associated with the ongoing stock option investigations and stockholder derivative lawsuits, net of insurance recovery	3.3	30.1
Legal costs associated with the evaluation of strategic alternatives and stockholder derivative lawsuits	0.5	6.3

Total	$3.9	$32.0

As a percentage of revenue	0.1%	0.5%

Change as a percentage of revenue explained above	-0.4%
Other net change as a percentage of revenue	0.1%

Total change as a percentage of revenue	-0.3%

Operating income
Operating income increased $40.9 million, or 6.3%, in fiscal year 2009 compared to the prior year. As a percentage of revenues, operating income remained flat.  The table below reflects some of the items impacting operating income during fiscal years 2009 and 2008 (in millions):

	Fiscal Year Ended June 30,
	2009	2008
Commercial segment:
Benefit related to our deferred compensation plans	$3.2	$0.9
Costs related to our global production initiative	(16.2)	-
Litigation settlement	-	(3.0)
Impairment charge related to the termination of a Commercial client that was acquired	-	(1.6)
Gain on sale of UPRR	1.1	1.0
Litigation settlement related to pre-acquisition activities of the Acquired HR Business and subsequent recovery from seller	-	1.8

Government segment:
Costs related to our global production initiative	(3.2)	-
Gain on sale of bindery business	0.2	-
Gain on sale of our decision support business	-	2.4
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	-	2.2

Corporate segment:
Benefit related to our deferred compensation plans	10.6	2.2
SERP Termination	(8.9)	-
Legal and other costs associated with the ongoing stock option investigations and stockholder derivative lawsuits, net of insurance recovery	(6.7)	(32.5)
Legal costs and other costs associated with the evaluation of strategic alternatives and stockholder derivative lawsuits	(0.8)	(9.9)
Cost related to amending certain employees stock options	-	(1.2)
Cost (credits) related to certain former employees’ stock options	0.9	(1.4)
Costs related to our global production initiative	(1.9)	-

Total	$(21.7)	$(39.1)

As a percentage of revenue	-0.3%	-0.6%

Change as a percentage of revenue explained above	0.3%
Other net change as a percentage of revenue	-0.3%

Total change as a percentage of revenue	0.0%

Interest expense
Interest expense decreased $31.6 million to $130.3 million, primarily due to lower interest rates on outstanding balances on our Credit Facility during fiscal year 2009 as compared to the same period of the prior year.
Other non-operating expense (income), net
Other non-operating expense (income), net increased $14.5 million, to $1.4 million from $(13.1 million) in the same period in the prior year. During fiscal years 2009 and 2008, we recorded losses on the investments supporting our deferred compensation plans of approximately $13.9 million and $4.0 million, respectively, lower interest income and lower gains on our hedging instruments in fiscal year 2009 as discussed in Note 17 to our Consolidated Financial Statements offset by higher gains on foreign currency and marketable securities during fiscal year 2009.
Income tax expense
Our effective income tax rate increased to 36.9% during fiscal year 2009 from 33.7% during fiscal year 2008.  The effective tax rate for fiscal year 2008 included interest credits on tax refunds which were netted against our tax liability, resulting in a $4.0 million reduction of interest expense calculated in accordance with FIN 48. Our effective income tax rate for fiscal year 2009 is higher than the 35% federal statutory rate primarily due to the effect of state income taxes, the tax impact of the cash lump sum payment related to the SERP Termination, as discussed in Note 11 to our Consolidated Financial Statements, and the change in cash surrender value of life insurance policies underlying certain of our deferred compensation obligations.

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
Revenue in our Commercial segment, which represented approximately 60% of our consolidated revenue for fiscal year 2008, increased $269.0 million, or 8%, to $3.67 billion in fiscal year 2008 compared to fiscal year 2007. Internal revenue growth was 6% and growth from acquisitions was 2%. Internal revenue growth was due to growth in the following areas: (i) business process outsourcing, particularly in our customer care and healthcare payer lines of business; (ii) commercial services with growth in our human resources outsourcing and consulting, learning process outsourcing and our commercial education and financial services lines of business; and (iii) information technology outsourcing business. Our Commercial segment revenues for fiscal years 2008 and 2007 includes revenues related to our UPRR business, which was divested in the fourth quarter of fiscal year 2008, of $5.1 million and $5.5 million, respectively.
Revenue in our Government segment, which represented approximately 40% of our consolidated revenue for fiscal year 2008, increased $119.0 million, to $2.49 billion in fiscal year 2008 compared to fiscal year 2007. Internal revenue growth was 4% and growth from acquisitions was 1%. We experienced internal revenue growth in the following areas: (i) our state and local business with growth in our eligibility determination offset by lower revenues from unclaimed property services; and (ii) our transportation line of business due to growth in our urban and airport parking services, as well as tolling and parking project work. Our Government segment revenues for fiscal year 2007 include revenues of approximately $5.1 million related to the our decision support business, which was divested in the second quarter of fiscal year 2008, and residual revenue from business divested in the prior year.
Operating expenses
Wages and benefits increased $159.6 million, or 5.8%, to $2.9 billion. As a percentage of revenues, wages and benefits decreased 0.4% to 47.2% in fiscal year 2008 from 47.6% in fiscal year 2007. During fiscal years 2008 and 2007, we recorded a (benefit) charge to wages and benefits of approximately $(3.1 million) and $11.7 million, respectively, related to our deferred compensation plans as a result of changes in the market value of the liability to employees. During the fiscal year 2008, we recorded $1.2 million of compensation expense related to amending certain employee stock options and $1.4 million for estimated costs related to certain former employees’ stock options as discussed in Note 14 to our Consolidated Financial Statements. Lower incentive compensation accruals during fiscal year 2008 contributed 0.2% of the decrease as a percentage of revenue. During fiscal year 2007, we recorded $7.2 million of compensation expense related to our fiscal year 2007 restructuring activities and $1.1 million for duplicate costs related to our efforts to relocate domestic functions to offshore facilities.
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
During fiscal year 2007, we recorded a non-cash impairment charge to in-process capitalized software related to our Department of Education contract of approximately $76.4 million as discussed above in “Significant Developments 2007 - Contract with the Department of Education.”

Other operating expenses increased $2.1 million to $68.8 million. As a percentage of revenues, other operating expenses decreased 0.1%, to 1.1%. The table below reflects some of the items impacting other operating expenses during fiscal years 2008 and 2007 (in millions):

	Fiscal Year Ended June 30,
	2008	2007
Commercial segment:
Litigation settlement	$3.0	$-
Gain on sale of UPRR	(1.0)	-
Litigation settlement related to pre-acquisition activities of the Acquired HR Business and subsequent recovery from seller	(1.8)	4.5
Provision for uncollectible accounts receivable related to the bankruptcy of a sub-prime lending client	-	1.5

Government segment:
Gain on sale of our decision support business	(2.4)	-
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	(2.2)	-

Corporate segment:
Legal costs associated with the ongoing stock option investigations and stockholder derivative lawsuits, net of insurance recovery	30.1	30.1
Legal costs associated with the evaluation of strategic alternatives and stockholder derivative lawsuits	6.3	3.1
Reversal of penalties related to Section 162(m) disallowances	-	(0.9)

Total	$32.0	$38.3

As a percentage of revenue	0.5%	0.7%

Change as a percentage of revenue explained above	-0.2%
Other net change as a percentage of revenue	0.1%

Total change as a percentage of revenue	-0.1%

Operating income
Operating income increased $108.1 million, or 20.1%, in fiscal year 2008 compared to the prior year. As a percentage of revenues, operating income increased 1.2%.  The table below reflects some of the items impacting operating income during fiscal years 2008 and 2007 (in millions):

	Fiscal Year Ended June 30,
	2008	2007
Commercial segment:
Benefit (charge) related to our deferred compensation plans	$0.9	$(3.6)
Litigation settlement	(3.0)	-
Impairment charge related to the termination of a Commercial client that was acquired	(1.6)	-
Gain on sale of UPRR	1.0	-
Costs related to our fiscal year 2007 restructuring activities	-	(8.9)
Litigation settlement related to pre-acquisition activities of the Acquired HR Business and subsequent recovery from seller	1.8	(4.5)
Provision for uncollectible accounts receivable and other charges related to the loss of a sub-prime lending client to bankruptcy	-	(1.7)
Asset impairments and other charges	-	(1.3)
Costs related to our efforts to relocate domestic functions to offshore facilities	-	(1.2)

Government segment:
Gain on sale of our decision support business	2.4	-
Gain on settlement of indemnification and other claims with Lockheed Martin Corporation	2.2	-
Software impairment charge related to the CSB contract	-	(76.4)
Revenue related to the settlement of the North Carolina Department of Health and Human Services contract dispute	-	3.4
Cost related to our restructuring activities	-	(1.3)

Corporate segment:
Benefit (charge) related to our deferred compensation plans	2.2	(8.1)
Legal and other costs associated with the ongoing stock option investigations and stockholder derivative lawsuits, net of insurance recovery	(32.5)	(32.3)
Legal costs and other costs associated with the evaluation of strategic alternatives and stockholder derivative lawsuits	(9.9)	(5.9)
Cost related to amending certain employees stock options	(1.2)	-
Cost related to certain former employees’ stock options	(1.4)	-
Reversal of accrued penalties related to the Section 162(m) disallowances	-	0.9

Total	$(39.1)	$(140.9)

As a percentage of revenue	-0.6%	-2.4%

Change as a percentage of revenue explained above	1.8%
Other net change as a percentage of revenue	-0.6%

Total change as a percentage of revenue	1.2%

Interest expense
Interest expense decreased $20.7 million, to $161.9 million, primarily due to lower interest rates on outstanding balances on our Credit Facility during fiscal year 2008 as compared to the same period of the prior year. Interest expense in fiscal year 2007 includes $2.6 million in charges related to a waiver fee on our Credit Facility.
Other non-operating expense (income), net
Other non-operating expense (income), net decreased $16.0 million to $(13.1 million) in fiscal year 2008 from $(29.1 million) in fiscal year 2007. Fiscal year 2007 includes a gain of $8.2 million on the sale of a minority interest in a professional services business. During fiscal years 2008 and 2007, we recorded losses (gains) on the investments supporting our deferred compensation plans of approximately $4.0 million and $(10.6 million), respectively. In addition, other income, net included higher foreign currency transaction gains and gains on our foreign currency forward agreements during fiscal year 2008.

Income tax expense
Our effective income tax rate decreased to 33.7% in fiscal year 2008 from 34% in fiscal year 2007. During fiscal year 2008 we reversed $5.9 million in income tax expense related to amounts previously accrued for Internal Revenue Code Section 162(m) deductions due to settlements with taxing authorities (please see Note 19 to our Consolidated Financial Statements for further discussion). During fiscal year 2007 we reversed $4.5 million in income tax expense related to amounts previously accrued for cash-based compensation related issues associated with Section 162(m) deductions.  Our effective income tax rate on operations is lower than the 35% federal statutory rate primarily due to the impact of refunds and additional settlements with taxing authorities resulting in a reduction of expenses calculated in accordance with FIN 48, offset by state income taxes.
Liquidity and Capital Resources
Cash Flows
We generated approximately $877.1 million, $826.8 million and $738.4 million in cash flows provided by operating activities in fiscal years 2009, 2008 and 2007, respectively.
Fiscal year 2009 cash flows provided by operating activities, compared to fiscal year 2008, were positively impacted by increased collection of accounts receivable and timing of payments to vendors, offset by higher payments to taxing authorities during fiscal year 2009 compared to the prior year. For fiscal year 2009, our tax payments were approximately $101.0 million higher than for the same period in fiscal year 2008. During fiscal year 2008, we received a favorable ruling from the Internal Revenue Service that resulted in our recording a refund of prior year taxes paid, which reduced payments due for then current income tax obligations.
Fiscal year 2008 cash flows provided by operating activities, compared to fiscal year 2007, were positively impacted by higher operating income, excluding the $76.4 million non-cash software impairment charge, lower income tax payments in fiscal year 2008, compared to fiscal year 2007, and favorable timing of vendor payments, offset by cash paid on tax, interest and penalties related to our stock option grant practices, the growth in our accounts receivable and increased incentive compensation payments made in fiscal year 2008, but which were earned and accrued in fiscal year 2007. The growth in our accounts receivable was caused by increases in unbilled accounts receivable, primarily in our Government segment, where revenues recognized under a cost plus contract and also under certain percentage-of-completion contracts were higher than the related billings and collections during the fiscal year.
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

	Fiscal Year Ended June 30,
	2009	2008	2007
Net cash provided by operating activities	$877,094	$826,777	$738,378
Purchases of property, equipment and software, net	(320,267)	(267,948)	(316,843)
Additions to other intangible assets	(42,480)	(40,358)	(43,187)

Free cash flow	$514,347	$518,471	$378,348

During fiscal years 2009, 2008 and 2007, cash used in investing activities was $526.5 million, $534.8 million and $529.0 million, respectively. Net cash used in investing activities includes the following:
•
During fiscal year 2009, we used $172.5 million for acquisitions, net of cash acquired, primarily for the acquisitions of Multivoice, e-Services, Anix and contingent consideration and a working capital settlement related to prior year acquisitions. We used $219.5 million in fiscal year 2008 for acquisitions, including Syan, sds, CompIQ and TMS. We used $182.7 million in fiscal year 2007 for acquisitions, including Systech, Primax, Albion and CDR. (Each as defined in Note 3 to our Consolidated Financial Statements).

•
During fiscal year 2009, we received $10.9 million related to our divestiture activities, including the sale of our bindery business. During fiscal year 2008, we received $6.3 million related to the sale of our decision support business.

•
Cash used for the purchase of property, equipment and software, net and additions to other intangible assets was $362.7 million, $308.3 million and $360.0 million during fiscal years 2009, 2008 and 2007, respectively. Historically, the capital intensity of our business has ranged between 5% and 7% of revenue. During fiscal years 2009, 2008 and 2007, the overall capital intensity of our business was approximately 6%, 5% and 6% of revenues, respectively. We expect that as our new business signings ramp, we will incur capital expenditures associated with the new business but we expect that the capital intensity will remain within our historical range.

•
During fiscal years 2009 and 2008, we received $13.3 million and $3.0 million, respectively, in proceeds primarily for investments which matured during the period. During fiscal year 2007, we received $20.3 million related to a minority investment which was sold during the year. During fiscal years 2009, 2008 and 2007, we purchased $15.1 million, $9.8 million and $6.5 million, respectively, of investments primarily to support our deferred compensation plans.

•
During fiscal year 2008, we paid Lockheed Martin Corporation $6.5 million to settle all claims related to the sale of the majority of our federal business and our acquisition of Lockheed Martin Corporation’s commercial information technology services business in fiscal year 2004.

During fiscal year 2009, we used approximately $81.6 million in financing activities, primarily for the repayment of outstanding debt. During fiscal year 2008, we used approximately $137.4 million in financing activities, including $200.0 million to purchase shares under our share repurchase program. We received proceeds from stock option exercises of $81.2 million. During fiscal year 2007, approximately $2.9 million was used in financing activities. Such financing activities included $696.7 million net borrowings of debt and the repurchase of shares of $730.7 million.
We entered into capital lease agreements of an aggregate of $25.7 million, $26.9 million and $47.8 million for the purchase of equipment during fiscal years 2009, 2008 and 2007, respectively.
Credit Arrangements
Draws made under our Credit Facility are made to fund cash acquisitions and share repurchases and for general working capital requirements. During the last twelve months, the balance outstanding under our credit facilities for borrowings ranged from $1.79 billion to $1.85 billion. At June 30, 2009, we had approximately $865.5 million of unused commitment under our revolving credit facility after giving effect to outstanding indebtedness of $43.5 million and $91.0 million of outstanding letters of credit that secure certain contractual performance and other obligations. Based on the current leverage ratios under our Credit Facility, we had approximately $483.0 million available for current draw under this revolving facility. At June 30, 2009, we had $1.79 billion outstanding under our Credit Facility, of which $1.77 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt. At June 30, 2009, $1.74 billion of our outstanding balances under our Credit Facility bore interest at approximately 2.31% and another $43.5 million of our outstanding balance bore interest from 1.44% to 2.20%. Please see Note 17 to our Consolidated Financial Statements for a discussion of the interest rate swap and interest rate collar agreements related to interest rates on our Credit Facility.
We have $250 million in Senior Notes due on June 1, 2010 which we intend to repay from cash on hand.
Please see Note 10 to our Consolidated Financial Statements for a discussion of the terms of our Credit Facility and our outstanding surety bonds and letters of credit.
Debt Covenants
The Credit Facility contains customary covenants, including but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, make certain restricted payments, or sell or transfer assets. The Credit Facility also limits the Company’s and our subsidiaries’ ability to incur additional indebtedness. The Credit

Agreement includes financial covenants relating to our financial performance. The two most significant financial covenants are a Maximum Senior Leverage Ratio covenant that requires us to maintain a ratio of Senior Indebtedness to consolidated EBITDA, as defined in the Credit Agreement, of not greater than 2.25 to 1.00 and a Minimum Interest Coverage Ratio covenant that requires us to maintain a ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Credit Agreement, of not less than 4.50 to 1.00.  At June 30, 2009 these ratios were 1.84 and 10.24, respectively. Our Senior Notes do not contain financial covenants.
While we do not believe any of these credit covenants to which we are subject presently materially restrict our operations, our ability to meet any one particular financial covenant can be affected by events beyond our control and could result in material adverse consequences that could negatively impact our business, results of operations and financial condition. Such adverse consequences could include defaults under our Credit Agreement or Senior Notes, the acceleration of repayment of amounts outstanding under these agreements, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under the Credit Agreement, or the lowering or modification of our credit ratings. As of June 30, 2009, we were in compliance with the covenants of our Credit Facility, as amended.
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
Derivative Instruments and Hedging Activities
Please see Note 17 to our Consolidated Financial Statements for a discussion of our derivative instruments and hedging activities.
Share Repurchase Programs
Please see Note 14 to our Consolidated Financial Statements for a discussion of our share repurchase programs.
Stock Option Repricing
Please see Note 14 to our Consolidated Financial Statements for a discussion of the repricing of certain outstanding stock options, our tender offer to amend certain options and results of the tender offer, as well as our offer to former employees.
Other
At June 30, 2009 and 2008, we had cash and cash equivalents of $730.9 million and $461.9 million, respectively. Our working capital (defined as current assets less current liabilities) decreased to $929.1 million at June 30, 2009 from $1.02 billion at June 30, 2008. Our current ratio (defined as total current assets divided by total current liabilities) was 1.6 and 1.9 at June 30, 2009 and 2008, respectively. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 47% and 51% at June 30, 2009 and 2008, respectively.
We believe that available cash and cash equivalents, together with cash generated from operations and available borrowings under our Credit Facility, will provide adequate funds for our anticipated internal growth and operating needs, including capital expenditures and the repayment of our $250 million of Senior Notes due June 1, 2010, and will meet the cash requirements of our contractual obligations. Should interest rates rise, our interest expense could increase and impact our results of operations and cash flows. In addition, we intend to continue our growth through acquisitions, which could require significant commitments of capital. In order to pursue such opportunities we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and expansion opportunities and how such opportunities will be financed.
Related Party Transactions
Please see Note 22 to our Consolidated Financial Statements for a discussion of transactions with related parties.
Disclosures about Contractual Obligations and Commercial Commitments as of June 30, 2009 (in thousands):

		Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt (1)	$1,786,863	$19,209	$43,553	$1,724,078	$23
Senior Notes, net of unamortized discount (1)	499,609	249,984	-	-	249,625
Capital lease obligations (1)	50,229	25,979	22,930	1,320	-
Operating leases (2)	1,012,187	369,490	406,447	144,017	92,233
Purchase obligations (3)	24,925	12,720	12,205	-	-

Total Contractual Cash Obligations	$3,373,813	$677,382	$485,135	$1,869,415	$341,881

		Amount of Commitment Expiration per Period
	Total
	Amounts	Less than			After 5
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	Years
Standby letters of credit	$91,001	$91,001	$-	$-	$-
Surety bonds	643,456	579,528	60,638	1,993	1,297

Total Commercial Commitments	$734,457	$670,529	$60,638	$1,993	$1,297

(1)	Excludes accrued interest of $4.8 million at June 30, 2009.

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

We made contributions of approximately $12.8 million to our pension plans during fiscal year 2009. We expect to contribute approximately $14.6 million to our pension plans in fiscal year 2010. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of June 30, 2009. Please see “Critical Accounting Policies” below for discussion of our pension plans.
Please see Note 10 to our Consolidated Financial Statements for a discussion of our outstanding surety bonds and letters of credit.
Please see Note 3 to our Consolidated Financial Statements for a discussion of our obligation to make contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions.
As discussed in Note 14 to our Consolidated Financial Statements, as of June 30, 2009, we have accrued approximately $0.4 million to be paid to current and former employees related to stock option repricing as the result of our internal investigation of our stock option grant practices.
As of June 30, 2009, we had gross reserves for uncertain tax positions totaling $38.9 million, which excludes $7.7 million of offsetting tax benefits recorded in accordance with FIN 48 (defined in Critical Accounting Policies – Income Taxes below).  We anticipate a change in the next 12 months to the total amount of FIN 48 unrecognized benefits due as a result of final settlements with tax authorities.  An estimate of the range of the cash settlement is between $8.0 million and $19.0 million.
Please see Note 19 to our Consolidated Financial Statements for a discussion of our exposure under our Commercial contract to perform third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions.
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
Use of Estimates
We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (i) allocation of revenues based upon fair values in multiple element arrangements; (ii) allowance for doubtful accounts; (iii) restructuring and related charges; (iv) asset impairments; (v) depreciable lives of assets; (vi) useful lives of intangible assets; (vii) pension and post-retirement benefit plans; (viii) income tax reserves and valuation allowances and (ix) contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates.
Revenue Recognition
A significant portion of our revenue is recognized based on objective criteria that do not require significant estimates or uncertainties. For example, transaction volumes and time and material and cost reimbursable arrangements are based on specific, objective criteria under the contracts. Accordingly, revenues recognized under these contracts do not require the use of significant estimates that are susceptible to change. Revenue recognized using the percentage-of-completion accounting method does require the use of estimates and judgment as discussed below.
Our policy follows the guidance from SEC Staff Accounting Bulletin 104, “Revenue Recognition,” (“SAB 104”) unless the transaction is within the scope of other specific authoritative guidance. SAB 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We recognize revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the fee is fixed or determinable, and collectibility is reasonably assured.
During fiscal year 2009, approximately 74% of our revenue was recognized based on transaction volumes, approximately 7% was fixed fee based, wherein our revenue is earned as we fulfill our performance obligations under the arrangement, approximately 6% was related to cost reimbursable contracts, approximately 5% of our revenue was recognized using percentage-of-completion accounting and the remainder is related to time and material contracts. Our revenue mix is subject to change due to the impact of acquisitions, divestitures and new business.
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
At times, we may contract with a client to provide more than one service; for instance, we may contract for an implementation or development project and also provide services or operate the system over a period of time. In these situations, we follow the guidance of Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides the methodology for separating the contract elements and allocating total arrangement consideration to the contract elements but does not stipulate the revenue recognition methodology that should be applied to these separate elements. Once the contract has been separated under the guidance of EITF 00-21 and arrangement consideration allocated, revenue recognition for each of the elements follows the applicable revenue recognition method, as described above. In certain instances where revenue cannot be allocated to a contract element delivered earlier than other elements, costs of delivery are deferred and recognized as the subsequent elements are delivered. Costs deferred do not exceed the relative fair value of the related element and are tested for impairment regularly.
We follow the guidance of EITF No. 99-19, “Reporting Revenues Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) whereby we evaluate transactions on a case by case basis to determine whether the transaction should be recorded on a gross or net basis. This evaluation includes, but is not limited to, assessing whether the Company (1) acts as a principal in the transaction; (2) has risks and rewards such as the risk of loss for collections, delivery or returns; (3) takes title to products where applicable; and (4) acts as an agent or broker with compensation on a commission or fee basis.
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
Valuation of Goodwill and Intangibles
Because we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible expense we could incur as a result of an impairment.
A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and reductions in growth rates.  Any adverse change in these factors could have a significant impact on the recoverability of goodwill.
In the fourth quarter of fiscal year 2009, we tested the recoverability of goodwill as part of our annual review with no indication of impairment. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value.  If a reporting unit’s carrying value exceeds its fair value, an impairment of goodwill may exist.  We estimate the fair value of each reporting unit utilizing an income approach, which incorporates the use of a discounted cash flow method. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data. Based on the results of our annual test, there was no indication that an impairment of goodwill existed after the first step test.  Therefore, we were not required to perform the second step test discussed below.
The fair values of reporting units estimated using the income approach were assessed for reasonableness by comparing those values to fair value estimates derived using a market approach. A market approach estimates fair value by applying performance metric multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.  If the fair value of the reporting unit derived using the market approach were significantly different from the fair value estimated in the income approach, we would reevaluate and adjust the assumptions used in the income approach.
If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step test must be performed to measure the amount of impairment loss. The amount of impairment loss is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference.
Other intangible assets consist primarily of acquired customer-related intangibles, and contract and migration costs related to new business activity, both of which are recorded at cost and amortized using the straight-line method over the contract terms. In connection with our revenue arrangements, we incur costs to originate long-term contracts and to perform the transition and setup activities necessary to enable us to perform under the terms of the arrangement. We capitalize certain incremental direct costs which are related to the contract origination or transition, implementation and setup activities and amortize them over the term of the arrangement. From time to time, we also provide certain inducements to clients in the form of various arrangements, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 10 years. The amortization period for all other intangible assets, excluding title plants and tradenames with indefinite useful lives, ranges from 1 to 20 years, with a weighted average of 5 years. For the acquisitions in all periods presented, except one small acquisition in our Commercial segment in fiscal year 2009, one small acquisition in our Commercial segment in fiscal year 2008 and one small acquisition in our Government segment during fiscal year 2007, we obtained a third-party valuation of the intangible assets from Value Incorporated. The determination of the value of other intangible assets requires us to make estimates and assumptions about estimated asset lives, future business trends and growth. In addition to our annual impairment testing, we continually evaluate whether events and circumstances have occurred that indicate the balance of intangible assets may not be recoverable. In evaluating impairment, we compare the estimated fair value of the intangible asset to its underlying book value. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.
Valuation of Property, Equipment and Software
We continually evaluate whether events and circumstances have occurred that indicate the balance of our property, equipment and software may not be recoverable. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our property, equipment and software, such revision could result in a non-cash impairment charge or an acceleration of depreciation or amortization expense that could have a material impact on our financial results.
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
Expected option lives and our stock price volatility are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option.
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
Pension and Post-Employment Benefits
SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), establishes standards for reporting and accounting for pension benefits provided to employees. SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), requires recognition of the funded status of a defined benefit plan in the statement of financial position as an asset or liability if the plan is overfunded or underfunded, respectively. Changes in the funded status of a plan are required to be recognized in the year in which the changes occur, and reported in comprehensive income as a separate component of stockholders’ equity. Further, certain gains and losses that were not previously recognized in the financial statements are required to be reported in comprehensive income, and certain disclosure requirements were changed. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year end.

Assumptions for calculating benefit obligations and net periodic benefit cost
The following table summarizes the weighted-average assumptions used in the determination of our benefit obligation:

	As of June 30,
	2009	2008
Non-U.S. Plans
Discount rate	5.75% - 6.74%	5.20% - 6.00%
Rate of increase in compensation levels	3.00% - 4.05%	3.00% - 5.45%

U.S. Plan
Discount rate	7.00%	6.80%
Rate of increase in compensation levels	3.90%	3.80%
The following table summarizes the assumptions used in the determination of our net periodic benefit cost of our pension plans:

	Fiscal Year Ended June 30,
	2009	2008	2007
Non-U.S. Plans
Discount rate	5.20% - 5.75%	5.20% - 6.00%	5.20% - 5.67%
Long-term rate of return on assets	7.00% - 7.25%	7.00% - 7.25%	6.50% - 7.00%
Rate of increase in compensation levels	3.00% - 5.45%	3.00% - 4.80%	4.25% - 4.60%

U.S. Plan
Discount rate	6.80%	6.40%	6.50%
Long-term rate of return on assets	8.00%	8.00%	8.00%
Rate of increase in compensation levels	3.80%	3.40%	3.50%
Our discount rate is determined based upon high quality corporate bond yields as of the measurement date. The table below illustrates the effect of increasing or decreasing the discount rates by 25 basis points (in thousands):

	Fiscal Year Ended June 30,
	2009		2008		2007
	Plus .25%	Less .25%	Plus .25%	Less .25%	Plus .25%	Less .25%
Non-U.S. Plans
Effect on pension benefit obligation	$(4,115)	$4,681	$(7,297)	$7,827	$(5,786)	$5,841
Effect on service and interest cost	$(479)	$482	$(582)	$569	$(485)	$488

U.S. Plan
Effect on pension benefit obligation	$(617)	$653	$(441)	$467	$(316)	$336
Effect on service and interest cost	$(143)	$151	$(144)	$152	$(145)	$153
We estimate the long-term rate of return on UK, Canadian, and U.S. plan assets will be 7.0%, 6.75%, and 7.75%, respectively, based on the long-term target asset allocation. Expected returns for the following asset classes used in the plans are based on a combination of long-term historical returns and current and expected market conditions.
The UK pension scheme’s target asset allocation is 50% equity securities, 40% debt securities and 10% in real estate. External investment managers manage all of the asset classes. The target asset allocation has been set by the plan’s trustee board with a view to meeting the long-term return assumed for setting the employer’s contributions while also reducing volatility relative to the plan’s liabilities. The managers engaged by the trustees manage their assets with a view to seeking moderate out-performance of appropriate benchmarks for each asset class. At this time, the trustees do not engage in any alternative investment strategies, apart from investments in funds holding UK commercial property.
The Canadian funded plan’s target asset allocation is 35% Canadian federal, provincial and corporate bonds, 30% larger capitalization Canadian stocks, 30% developed and larger capitalization global ex Canada stocks (mainly U.S. and international stocks) and 5% cash and cash equivalents. An external investment manager actively manages all of the asset classes. This manager uses an equal blend of large cap value and large cap growth for stocks in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. The bonds are managed using a core approach where multiple strategies are engaged such as interest rate anticipation, credit selection and yield curve positioning to mitigate overall risk. At this time, the manager does not engage in any alternative investment strategies.

The U.S. pension plan’s target asset allocation is 30% large capitalization U.S. equities, 5% small capitalization U.S. equities, 25% developed market non-U.S. equities, 30% long duration U.S. Treasury bonds and 10% in alternative investments. The asset allocation was set considering asset class expected returns and volatility relative to the duration of the liabilities of the pension plan.
The asset allocation is reviewed annually. The assets are held in a separate pension trust account at a custodian bank. External registered investment advisors manage the assets in active and passive strategies that are well diversified, investment grade, liquid and unleveraged.
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
Income Taxes
We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances. Our provision for income taxes includes the impact of these reserve changes. In the event that there is a significant unusual or one-time item recognized in our operating results, the taxes attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.
Deferred income taxes are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which such differences are expected to reverse. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.
Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. Please see Note 12 to our Consolidation Financial Statements for a discussion of the adoption of FIN 48 and its impact on our financial condition and results of operations.
New Accounting Pronouncements
Please see Note 26 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk resulting from changes in interest rates and foreign currency exchange rates, partially offset by changes in the market value of hedging instruments related to these risks. Sensitivity analysis is one technique available to measure the impact that changes in these rates could have on our results of operations or financial position. The following analysis provides an indication of our sensitivity to changes in interest rates and foreign currency exchange rates as of June 30, 2009.
Interest Rates
During fiscal year 2006, we entered into the Credit Facility (please see Note 10 to our Consolidated Financial Statements for more discussion).  The Term Loan Facility and Revolving Facility are variable rate instruments and are subject to market risk resulting from changes in interest rates.  Risk can be estimated by measuring the impact of a near-term adverse movement of 100 basis points in short-term market interest rates.  If interest rates had increased by 100 basis points at June 30, 2009, and the amount outstanding as of June 30, 2009 under our Credit Facility had been outstanding for the entire fiscal year, net of $975 million under our interest rate swap and interest rate collar discussed below, our results of operations would have decreased approximately $8.1 million ($5.1 million, net of income tax).

In January 2008, we entered into a two-year amortizing interest rate collar with an interest rate cap of 3.281% and a floor of 2.425%. The collar is structured so that we receive a floating rate equal to one month LIBOR, and pay a floating rate, subject to the cap and floor, equal to one month LIBOR. The notional amount of the collar is $500 million executed in two transactions each having two year terms, $300 million of which expires on January 30, 2010 and $200 million of which expires February 11, 2010. In March 2007, we entered into a five-year amortizing interest rate swap agreement structured so that we pay a fixed interest rate of 4.897%, and receive a floating interest rate equal to the one-month LIBOR rate. At June 30, 2009, the notional amount of the rate swap was $475 million. The interest rate collar and rate swap are designated as a cash flow hedge of forecasted interest payments on up to $975 million of outstanding floating rate debt. The transactions had a fair market value of zero at inception. The unrealized loss on the transactions as of June 30, 2009 of $36.6 million ($22.8 million, net of income tax) is reflected in accumulated other comprehensive income, net and the fair market value of ($36.6 million) is reflected in other current and long-term liabilities. The unrealized loss on the transactions as of June 30, 2008 of $14.3 million ($8.9 million, net of income tax) is reflected in accumulated other comprehensive income, net and the fair market value of ($14.3 million) is reflected in other long term liabilities. Over the next 12 months, we expect to reclassify $24.7 million of deferred losses from accumulated other comprehensive income to interest expense as interest payments related to the designated interest rate swap and collars are recognized. The impact of changing interest rates on the amortization of interest expense related to our interest rate hedges qualified under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and hedging Activities,” (SFAS 133) is expected to approximately offset the impact of changing interest rates on our floating rate debt.
We entered into $500 million of fixed rate Senior Notes during fiscal year 2005. The Senior Notes are subject to market risk from changes in interest rates. Risk can be estimated by measuring the impact of a near-term adverse movement of 100 basis points in market interest rates. The fair value of the Senior Notes as of June 30, 2009 and 2008 was $455.0 million and $455.9 million, respectively, based on quoted market prices. If these rates were 100 basis points higher or lower at June 30, 2009, the fair value of the Senior Notes would be approximately $442.0 million and $467.3 million, respectively. Changes in the fair value of our fixed rate Senior Notes would not impact our results of operations or cash flows, unless redeemed prior to maturity.
Foreign Currency
We conduct business in the U.S. and in foreign countries and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. denominated foreign investments and foreign currency transactions. We utilize derivative financial instruments to manage our exposure to foreign currencies related to our domestic and international operations. We enter into foreign currency forward agreements in order to hedge the exchange rate risk associated with specific forecasted transactions, including payments and receipts from clients and suppliers, and funding of operating expenses of our offshore operations. We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our foreign exchange forward agreements. The foreign exchange risk is computed based on the market value of the forward agreements as affected by changes in the corresponding foreign exchange rates. The sensitivity analysis represents the hypothetical changes in the value of the foreign exchange forward agreements and does not reflect the offsetting gain or loss on the underlying exposure. Fluctuations in the fair value of the foreign exchange forward agreements that qualify for hedge accounting treatment under SFAS 133 are recorded in accumulated other comprehensive income, net. As of June 30, 2009, a 10% adverse movement in the foreign currency exchange rate with all other variables held constant would have resulted in a decrease in the fair value of our qualified foreign exchange forward agreements of $8.0 million.  Gains and losses related to our SFAS 133 qualified hedges are expected to approximately offset the foreign currency gains and losses on the hedged transactions.
As part of the acquisition of the Transport Revenue division of Ascom AG in December 2005, we acquired foreign exchange forward agreements that hedge our French operation’s Euro foreign exchange exposure related to its Canadian dollar and U.S. dollar revenues. These agreements do not qualify for hedge accounting under SFAS 133. In addition, we have entered into certain other foreign currency contracts not designated as hedges for accounting purposes, although management believes they are essential economic hedges. As of June 30, 2009, a 10% adverse movement in the foreign currency exchange rate with all other variables held constant would have resulted in a decrease in the fair value of our non-qualified foreign exchange forward agreements of approximately $2.8 million. Changes in the fair value of these foreign exchange forward agreements are recorded in other non-operating expense (income), net in our Consolidated Statements of Income.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Affiliated Computer Services, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Affiliated Computer Services, Inc. and its subsidiaries at June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions in fiscal year 2008.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Grupo Multivoice (“Multivoice”), e-Services Group International (“e-Services”) and VBHG Ltd (“Anix”) from its assessment of internal control over financial reporting as of June 30, 2009 because they were acquired by the Company in purchase business combinations during fiscal year 2009. We have also excluded Multivoice, e-Services and Anix from our audit of internal control over financial reporting. Multivoice, e-Services and Anix are wholly-owned subsidiaries whose total assets and total revenues represent 0.9% and 3.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2009.
PricewaterhouseCoopers LLP
Dallas, Texas
August 27, 2009

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$730,911	$461,883
Accounts receivable, net	1,415,707	1,378,285
Income taxes receivable	19,210	7,076
Prepaid expenses and other current assets	249,257	255,872

Total current assets	2,415,085	2,103,116

Property, equipment and software, net	955,158	920,637
Goodwill	2,894,189	2,785,164
Other intangibles, net	436,383	444,479
Other assets	200,158	216,003

Total assets	$6,900,973	$6,469,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272,889	$198,191
Accrued compensation and benefits	251,510	244,888
Other accrued liabilities	388,262	338,861
Deferred taxes	90,798	82,017
Current portion of Senior Notes, net of unamortized discount	249,984	-
Current portion of other long-term debt	45,188	47,373
Current portion of unearned revenue	187,349	173,809

Total current liabilities	1,485,980	1,085,139

Senior Notes, net of unamortized discount	249,625	499,529
Other long-term debt	1,791,904	1,858,012
Deferred taxes	469,606	411,836
Other long-term liabilities	281,726	306,509

Total liabilities	4,278,841	4,161,025

Commitments and contingencies (See Note 19)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 112,044 and 111,660 shares issued, respectively	1,120	1,116
Class B convertible common stock, $.01 par value, 14,000 shares authorized, 6,600 shares issued and outstanding	66	66
Additional paid-in capital	1,729,995	1,702,340
Accumulated other comprehensive (loss) income, net	(45,014)	18,830
Retained earnings	1,991,933	1,641,990
Treasury stock at cost, 21,002 shares	(1,055,968)	(1,055,968)

Total stockholders’ equity	2,622,132	2,308,374

Total liabilities and stockholders’ equity	$6,900,973	$6,469,399

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2009	2008	2007
Revenues	$6,523,164	$6,160,550	$5,772,479

Operating expenses:
Cost of revenues:
Wages and benefits	2,977,564	2,908,290	2,748,717
Services and supplies	1,597,713	1,383,801	1,262,435
Rent, lease and maintenance	785,160	746,077	701,620
Depreciation and amortization	395,034	380,571	346,199
Software impairment charge	-	-	76,407
Other	32,967	27,967	33,440

Cost of revenues	5,788,438	5,446,706	5,168,818

Other operating expenses	48,783	68,766	66,706

Total operating expenses	5,837,221	5,515,472	5,235,524

Operating income	685,943	645,078	536,955

Interest expense	130,329	161,935	182,665
Other non-operating expense (income), net	1,379	(13,076)	(29,123)

Pretax profit	554,235	496,219	383,413

Income tax expense	204,292	167,209	130,323

Net income	$349,943	$329,010	$253,090

Earnings per share:
Basic	$3.59	$3.36	$2.53

Diluted	$3.57	$3.32	$2.49

Shares used in computing earnings per share:
Basic	97,510	98,013	100,181

Diluted	98,006	98,993	101,572
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Treasury Stock
					Paid-in	Retained	Comprehensive	Shares
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss), Net	Held	Amount	Total
Balance at June 30, 2006	129,848	1,299	6,600	66	1,799,778	1,836,850	(10,943)	(23,289)	(1,170,832)	2,456,218
Comprehensive income:

Foreign currency translation gains	-	-	-	-	-	-	16,955	-	-	16,955
Foreign currency hedges(a)	-	-	-	-	-	-	693	-	-	693
Interest rate hedges (a)	-	-	-	-	-	-	6,837	-	-	6,837
Net income	-	-	-	-	-	253,090	-	-	-	253,090

Total comprehensive income										277,575

Share repurchases	-	-	-	-	-	-	-	(14,429)	(730,688)	(730,688)
Retired shares	(16,659)	(167)	-	-	(214,712)	(627,825)	-	16,659	842,704	-
Stock-based compensation expense	-	-	-	-	27,968	-	-	-	-	27,968
Tax benefit on stock option exercises	-	-	-	-	7,203	-	-	-	-	7,203
Employee stock transactions and related tax benefits	771	7	-	-	22,663	-	-	57	2,848	25,518
Adjustment to initially apply SFAS 158 (a)	-	-	-	-	-	-	2,374	-	-	2,374

Balance at June 30, 2007	113,960	1,139	6,600	66	1,642,900	1,462,115	15,916	(21,002)	(1,055,968)	2,066,168
Comprehensive income:

Foreign currency translation gains	-	-	-	-	-	-	25,473	-	-	25,473
Foreign currency hedges(a)	-	-	-	-	-	-	1,278	-	-	1,278
Interest rate hedges (a)	-	-	-	-	-	-	(12,600)	-	-	(12,600)
Prior service cost (a)	-	-	-	-	-	-	136	-	-	136
Change in funded status of pension plans (a)	-	-	-	-	-	-	(11,490)	-	-	(11,490)
Net income	-	-	-	-	-	329,010	-	-	-	329,010

Total comprehensive income										331,807

Share repurchases	-	-	-	-	-	-	-	(4,527)	(200,000)	(200,000)
Retired shares	(4,527)	(45)	-	-	(60,764)	(139,191)	-	4,527	200,000	-
Stock-based compensation expense	-	-	-	-	25,402	-	-	-	-	25,402
Tax benefit on stock option exercises	-	-	-	-	12,446	-	-	-	-	12,446
Employee stock transactions and related tax benefits	2,227	22	-	-	77,840	-	-	-	-	77,862
Adjustment to initially apply SFAS 158 to pension acquired(a)	-	-	-	-	-	-	117	-	-	117
Settlement of FIN 48 tax position	-	-	-	-	4,516	-	-	-	-	4,516
Adoption of FIN 48	-	-	-	-	-	(9,944)	-	-	-	(9,944)

Balance at June 30, 2008	111,660	1,116	6,600	66	1,702,340	1,641,990	18,830	(21,002)	(1,055,968)	2,308,374
Comprehensive income:

Foreign currency translation losses	-	-	-	-	-	-	(63,489)	-	-	(63,489)
Foreign currency hedges(a)	-	-	-	-	-	-	777	-	-	777
Interest rate hedges (a)	-	-	-	-	-	-	(12,322)	-	-	(12,322)
Prior service cost (a)	-	-	-	-	-	-	140	-	-	140
Change in funded status of pension plans (a)	-	-	-	-	-	-	11,050	-	-	11,050
Net income	-	-	-	-	-	349,943	-	-	-	349,943

Total comprehensive income										286,099

Stock-based compensation expense	-	-	-	-	25,143	-	-	-	-	25,143
Tax benefit on stock option exercises	-	-	-	-	(7,666)	-	-	-	-	(7,666)
Employee stock transactions and related tax benefits	384	4	-	-	10,178	-	-	-	-	10,182

Balance at June 30, 2009	112,044	$1,120	6,600	$66	$1,729,995	$1,991,933	$(45,014)	(21,002)	$(1,055,968)	$2,622,132

     (a) Net of income tax
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net income	$349,943	$329,010	$253,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	395,034	380,571	346,199
Contract inducement amortization	15,650	14,304	14,634
Deferred financing fee amortization	6,274	6,261	6,292
Deferred contract cost amortization	9,887	7,494	-
Provision (credit) for uncollectible accounts receivable	5,132	3,138	(290)
Provision for default loan liability	282	-	(218)
Software impairment charge	-	-	76,407
Other asset impairments	-	1,560	1,351
Gain on sale of business units	(3,527)	(3,630)	(2,459)
(Gain)/loss on long-term investments	15,089	2,462	(19,345)
Deferred income tax expense	68,467	131,248	19,626
Excess tax benefit on stock-based compensation	(1,679)	(3,907)	(3,763)
Stock-based compensation expense	25,143	26,737	28,491
Other non-cash activities	7,869	3,767	3,384
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,533)	(72,601)	10,882
Prepaid expenses and other current assets	(349)	(17,928)	(42,023)
Other assets	(4,643)	(11,642)	(2,085)
Accounts payable	60,620	86,787	(11,349)
Accrued compensation and benefits	350	(5,903)	63,233
Other accrued liabilities	(23,292)	(55,615)	12,493
Income taxes receivable/payable	(23,584)	1,135	4,312
Other long-term liabilities	(14,548)	(7,036)	(29,085)
Unearned revenue	(8,491)	10,565	8,601

Total adjustments	527,151	497,767	485,288

Net cash provided by operating activities	877,094	826,777	738,378

Cash flows from investing activities:
Purchases of property, equipment and software, net	(320,267)	(267,948)	(316,843)
Additions to other intangible assets	(42,480)	(40,358)	(43,187)
Payments for acquisitions, net of cash acquired	(172,524)	(219,480)	(182,724)
Proceeds from divestitures, net of transaction costs	10,939	6,345	-
Proceeds from sale of investments	13,270	2,975	20,283
Purchases of investments	(15,096)	(9,820)	(6,532)
Other	(320)	(6,500)	-

Net cash used in investing activities	(526,478)	(534,786)	(529,003)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	31,880	218,526	1,847,719
Payments of long-term debt	(124,842)	(240,685)	(1,150,972)
Purchase of treasury shares	-	(200,000)	(730,688)
Excess tax benefit on stock-based compensation	1,679	3,907	3,763
Proceeds from stock options exercised	9,964	81,184	24,523
Proceeds from issuance of treasury shares	-	-	2,923
Other, net	(269)	(326)	(194)

Net cash provided by (used in) financing activities	(81,588)	(137,394)	(2,926)

Net increase in cash and cash equivalents	269,028	154,597	206,449
Cash and cash equivalents at beginning of year	461,883	307,286	100,837

Cash and cash equivalents at end of year	$730,911	$461,883	$307,286

     See supplemental cash flow information in Notes 3, 10, 12, and 20.
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
The Consolidated Financial Statements are comprised of our accounts and the accounts of our controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Other investments are accounted for by the cost method. Our fiscal year ends on June 30. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
We present cost of revenues in our Consolidated Statements of Income based on the nature of the costs incurred. Substantially all these costs are incurred in the provision of services to our clients. The selling, general and administrative costs included in cost of revenues are not material and are not separately presented in the Consolidated Statements of Income.
Subsequent events have been evaluated through August 27, 2009, the date the financial statements were issued.
Use of Estimates
We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (i) allocation of revenues based upon fair values in multiple element arrangements; (ii) allowance for doubtful accounts; (iii) restructuring and related charges; (iv) asset impairments; (v) depreciable lives of assets; (vi) useful lives of intangible assets; (vii) pension and post-retirement benefit plans; (viii) income tax reserves and valuation allowances and (ix) contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates.
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
In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), certain costs related to the development or purchase of internal use software are capitalized and amortized over the estimated useful life of the software. Costs incurred for upgrades and enhancements, which will not result in additional functionality, are expensed as incurred. During fiscal years 2009, 2008 and 2007, we capitalized approximately $55.9 million, $46.3 million and $65.1 million, respectively, in software costs under SOP 98-1, which are being amortized over expected useful lives, which range from 3 to 10 years. These capitalized amounts include internal costs of approximately $31.9 million, $38.9 million and $35.7 million and external costs of approximately $24.0 million, $7.4 million and $29.4

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million for fiscal years 2009, 2008 and 2007, respectively. These costs were incurred primarily in the development of our proprietary software solutions used in connection with our long-term client relationships. The amortization of our internal use software is included in the amortization of computer software in our depreciation and amortization expense as reflected in Note 6.
During fiscal year 2007, we recorded a non-cash impairment charge for in-process capitalized software related to our Department of Education contract of approximately $76.4 million (please see Note 21 for further discussion), which included $12.7 million capitalized in fiscal year 2007 and which is included in the total amounts capitalized under SOP 98-1 above.
In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), certain costs related to the development of software solutions to be sold to our clients are capitalized upon reaching technological feasibility and amortized based on estimated future revenues. In recognition of the uncertainties involved in estimating revenue, that amortization is not less than straight-line amortization over the software’s remaining estimated economic life. During fiscal years 2009, 2008 and 2007, we capitalized approximately $46.5 million, $42.3 million and $27.6 million, respectively, in software costs under SFAS 86, which are being amortized over expected useful lives, which range from 3 to 10 years. These capitalized amounts include internal costs of approximately $10.5 million, $4.4 million and $0.5 million and external costs of approximately $36.0 million, $37.9 million and $27.1 million for fiscal years 2009, 2008 and 2007, respectively. The amortization of software costs under SFAS 86 is included in the amortization of computer software in our depreciation and amortization expense as reflected in Note 6.
We continually evaluate whether events and circumstances have occurred that indicate the balance of our property, equipment and software may not be recoverable. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our property, equipment and software, such revision could result in a non-cash impairment charge or an acceleration of depreciation or amortization expense that could have a material impact on our financial results.
Goodwill and Other Intangible Assets, Net
Because we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible expense we could incur as a result of an impairment. Goodwill is reviewed for impairment annually, during the fourth fiscal quarter or more frequently if indicators of impairment exist.
A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and reductions in growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill.
In the fourth quarter of fiscal year 2009, we tested the recoverability of goodwill as part of our annual review with no indication of impairment. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If a reporting unit’s carrying value exceeds its fair value, an impairment of goodwill may exist. We estimate the fair value of each reporting unit utilizing an income approach, which incorporates the use of a discounted cash flow method. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data. Based on the results of our annual test, there was no indication that an impairment of goodwill existed after the first step test. Therefore, we were not required to perform the second step test discussed below.
The fair values of reporting units estimated using the income approach were assessed for reasonableness by comparing those values to fair value estimates derived using a market approach. A market approach estimates fair value by applying performance metric multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. If the fair value of the reporting unit derived using the market approach were significantly different from the fair value estimated in the income approach, we would reevaluate and adjust the assumptions used in the income approach.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step test must be performed to measure the amount of impairment loss. The amount of impairment loss is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference.
Other intangible assets consist primarily of acquired customer-related intangibles, and contract and migration costs related to new business activity, both of which are recorded at cost and amortized using the straight-line method over the contract terms. In connection with our revenue arrangements, we incur costs to originate long-term contracts and to perform the transition and setup activities necessary to enable us to perform under the terms of the arrangement. We capitalize certain incremental direct costs which are related to the contract origination or transition, implementation and setup activities and amortize them over the term of the arrangement. From time to time, we also provide certain inducements to clients in the form of various arrangements, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 10 years. The amortization period for all other intangible assets, excluding title plants and tradenames with indefinite useful lives, ranges from 1 to 20 years, with a weighted average of 5 years. For the acquisitions in all periods presented, except one small acquisition in our Commercial segment in fiscal year 2009, one small acquisition in our Commercial segment in fiscal year 2008 and one small acquisition in our Government segment during fiscal year 2007, we obtained a third-party valuation of the intangible assets from Value Incorporated. The determination of the value of other intangible assets requires us to make estimates and assumptions about estimated asset lives, future business trends and growth. In addition to our annual impairment testing, we continually evaluate whether events and circumstances have occurred that indicate the balance of intangible assets may not be recoverable. In evaluating impairment, we compare the estimated fair value of the intangible asset to its underlying book value. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.
Other Assets
Other assets primarily consist of long-term receivables, long-term investments related to our deferred compensation plans (see Note 11), deferred contract costs accounted for under the provisions of EITF 00-21 (defined below), long-term investments accounted for using the cost and equity methods, long-term deposits, long-term software and maintenance and deferred debt issuance costs. It is our policy to periodically review the net realizable value of our long-term assets through an assessment of the recoverability of the carrying amount of each asset. For the investments related to our deferred compensation plans, we carry the assets at their fair value, with changes in fair value included in our results of operations. Each investment is reviewed to determine if events or changes in circumstances have occurred which indicate that the recoverability of the carrying amount may be uncertain. In the event that an investment is found to be carried at an amount in excess of its recoverable amount, the asset would be adjusted for impairment to a level commensurate with the recoverable amount of the underlying asset. Deferred debt issuance costs are amortized using the straight-line method over the life of the related debt, which approximates the effective interest method.
Derivative Instruments
We use certain financial derivatives to mitigate our exposure to volatility in interest rates and foreign currency exchange rates. We use these derivative instruments to hedge exposures in the ordinary course of business and do not invest in derivative instruments for speculative purposes. Each derivative is designated as a cash flow hedge, or remains undesignated. We account for these derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”). Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded net of related tax effects in accumulated other comprehensive (loss) income, net and are reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Any changes in derivative fair values due to ineffectiveness are recognized currently in income. Changes in the fair value of undesignated hedges are recognized currently in the income statement as other non-operating expense (income), net.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
A significant portion of our revenue is recognized based on objective criteria that do not require significant estimates or uncertainties. For example, transaction volumes and time and material and cost reimbursable arrangements are based on specific, objective criteria under the contracts. Accordingly, revenues recognized under these contracts do not require the use of significant estimates that are susceptible to change. Revenue recognized using the percentage-of-completion accounting method does require the use of estimates and judgment as discussed below.
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
During fiscal year 2009, approximately 74% of our revenue was recognized based on transaction volumes, approximately 7% was fixed fee based, wherein our revenue is earned as we fulfill our performance obligations under the arrangement, approximately 6% was related to cost reimbursable contracts, approximately 5% of our revenue was recognized using percentage-of-completion accounting and the remainder is related to time and material contracts. Our revenue mix is subject to change due to the impact of acquisitions, divestitures and new business.
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
At times, we may contract with a client to provide more than one service; for instance, we may contract for an implementation or development project and also provide services or operate the system over a period of time. In these situations, we follow the guidance of Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides the methodology for separating the contract elements and allocating total arrangement consideration to the contract elements but does not stipulate the revenue recognition methodology that should be applied to these separate elements. Once the contract has been separated under the guidance of

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EITF 00-21 and arrangement consideration allocated, revenue recognition for each of the elements follows the applicable revenue recognition method, as described above. In certain instances where revenue cannot be allocated to a contract element delivered earlier than other elements, costs of delivery are deferred and recognized as the subsequent elements are delivered. Costs deferred do not exceed the relative fair value of the related element and are tested for impairment regularly.
We follow the guidance of EITF No. 99-19, “Reporting Revenues Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) whereby we evaluate transactions on a case by case basis to determine whether the transaction should be recorded on a gross or net basis. This evaluation includes, but is not limited to, assessing whether the Company (1) acts as a principal in the transaction; (2) has risks and rewards such as the risk of loss for collections, delivery or returns; (3) takes title to products where applicable; and (4) acts as an agent or broker with compensation on a commission or fee basis.
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
Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. Please see Note 12 to our Consolidation Financial Statements for a discussion of the adoption of FIN 48 and its impact on our financial condition and results of operations.
Sales Taxes
Sales taxes collected from clients are excluded from revenues. The obligation is included in accounts payable until the taxes are remitted to the appropriate taxing authorities.
Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
average number of common shares outstanding during the period. Please see Note 15 for the computation of earnings per share.
Stock-based Compensation
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
Expected option lives and our stock price volatility are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option.
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
Pensions and other post-employment benefits
SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), establishes standards for reporting and accounting for pension benefits provided to employees. SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), requires recognition of the funded status of a defined benefit plan in the statement of financial position as an asset or liability if the plan is overfunded or underfunded, respectively. Changes in the funded status of a plan are required to be recognized in the year in which the changes occur, and reported in comprehensive income as a separate component of stockholders’ equity. Further, certain gains and losses that were not previously recognized in the financial statements are required to be reported in comprehensive income, and certain disclosure requirements were changed. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year end. We use June 30 as the measurement date for our plans.
For further discussion of our pensions and other post-employment plans, please see Note 11.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We recognized the following compensation expense in wages and benefits in the Consolidated Statements of Income (in millions, except per share amounts):

	Fiscal Year Ended June 30,
	2009	2008	2007
Stock-based compensation expense, net of $9.1, $9.2 and $10.2 of deferred income tax benefits	$16.0	$16.2	$17.8
Stock-based compensation expense per basic share	$0.16	$0.17	$0.18
Stock-based compensation expense per diluted share	$0.16	$0.16	$0.18
The total compensation cost related to non-vested awards not yet recognized at June 30, 2009 was approximately $69.1 million, which is expected to be recognized over a weighted average of 3 years.
On June 7, 2007, our stockholders approved the 2007 Equity Incentive Plan (the “2007 Equity Plan”). This plan replaced our 1997 Stock Incentive Plan. Under the 2007 Equity Plan we have reserved 15 million shares of Class A common stock for issuance to key employees at exercise prices determined by the Board of Directors or designated committee thereof. Generally, the options under each plan vest in varying increments over a five-year period and expire ten years from the date of grant. As of June 30, 2009, we had 8.7 million shares available for issuance under the 2007 Equity Plan.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model utilizing the assumptions noted below. The expected term of the option is based on historical employee stock option exercise behavior, and the vesting term of the respective award and the contractual term of the respective options. The expected volatility of our stock price is based on historical monthly volatility over the expected term. Groups of employees that have similar historical exercise behavior are separated for valuation purposes. Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option. The weighted-average fair value of options granted was $11.44 for the year ended June 30, 2009.
The following weighted-average assumptions were used to determine the fair value of grants:

	Fiscal Year Ended June 30,
	2009	2008	2007
Expected volatility	21.71%	18.46%	21.10%
Expected term	4.5 years	4.3 years	4.25 years
Risk-free interest rate	2.75%	4.03%	4.74%
Expected dividend yield	0%	0%	0%
The total intrinsic value of options exercised during the fiscal years ended June 30, 2009, 2008 and 2007 was $9.0 million, $34.3 million and $20.2 million, respectively, resulting in income tax benefits of $3.2 million, $12.4 million and $7.3 million, respectively. Of the total income tax benefit of $3.2 million, $12.4 million and $7.3 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, $1.7 million, $3.9 million and $3.8 million, respectively, is reflected as excess tax benefits in net cash provided by financing activities in the Consolidated Statements of Cash Flows.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Option activity for the year ended June 30, 2009 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding as of June 30, 2008	13,682,410	$47.82
Granted	2,428,700	$48.76
Exercised	(384,580)	$36.26
Forfeited	(1,310,620)	$49.63

Outstanding as of June 30, 2009	14,415,910	$48.43	6.64	$13,401

Vested and exercisable at June 30, 2009	6,692,395	$46.48	4.86	$12,994
We follow the transition method described in SFAS 123(R) for calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R) (the “APIC Pool”). Tax deficiencies arise when actual tax benefits we realize upon the exercise of stock options are less than the recorded tax benefit.
Employee Stock Purchase Plan
Under our 1995 Employee Stock Purchase Plan (“ESPP”), a maximum of 4 million shares of Class A common stock can be issued to substantially all full-time employees who elect to participate. In October 2002, the Board of Directors approved an amendment to the ESPP to increase the number of shares that can be issued under the plan from 2 million to 4 million. Through payroll deductions, eligible participants may purchase our stock at a 5% discount to market value. The stock is either purchased by the ESPP in the open market or issued from our treasury account, or a combination of both. Our contributions for each of the fiscal years ended June 30, 2009, 2008 and 2007, which were charged to additional paid-in capital, were approximately $0.3 million. During fiscal year 2007, in addition to stock purchased by the ESPP in the open market, we issued approximately 57,000 treasury shares to fund the issuance into the ESPP.
3.     BUSINESS COMBINATIONS
During fiscal years 2009, 2008 and 2007, we acquired several businesses in the information technology services and business process outsourcing industries. Our recent acquisition activity is summarized as follows (excluding contingent consideration and transaction costs):

	Fiscal Year Ended June 30,
	2009	2008	2007
Purchase consideration (in thousands):
Net cash paid	$154,718	$209,035	$164,330
Amounts due to seller	7,685	3,303	5,931
Liabilities assumed	82,418	85,268	40,588

Fair value of assets acquired (including intangibles)	$244,821	$297,606	$210,849

Fiscal Year 2009 Acquisitions
In December 2008, we completed the acquisition of Grupo Multivoice (“Multivoice”), a South American-based customer care services provider. The transaction was valued at approximately $19.3 million plus related transaction costs, excluding contingent consideration of up to $18.0 million based on future financial performance, and assumed liabilities of $28.6 million. The acquisition was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $47.9 million. We recorded goodwill of $20.3 million, which is not deductible for income tax purposes, and intangible assets of $3.6 million. The $3.6 million of intangible assets is attributable to customer relationships, non-compete agreements and trade names with useful lives of approximately 4 years. Our Consolidated Balance Sheet as of June 30, 2009 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We believe this acquisition will expand our customer care offering and will help us provide clients throughout the Americas and Europe a suite of cost competitive bilingual services in English and Spanish for their business process outsourcing solutions. The

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, December 9, 2008.
In March 2009, we completed the acquisition of e-Services Group International (“e-Services”), a Caribbean-based business process outsourcing (“BPO”) and customer care company. The transaction was valued at approximately $84.2 million plus related transaction costs and assumed liabilities of $9.3 million. The acquisition was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $93.5 million. We recorded goodwill of $53.0 million, of which 90% is deductible for income tax purposes, and intangible assets of $21.6 million. The $21.6 million of intangible assets is attributable to customer relationships, non-compete agreements and a trade name with useful lives of approximately 7 years. Our Consolidated Balance Sheet as of June 30, 2009 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and is expected to be finalized upon receipt of the final third party valuation. We believe this acquisition will expand our global customer care services and will allow us to expand in a location that gives clients access to cost competitive customer care and BPO services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, March 24, 2009.
In June 2009, we completed the acquisition of Anix, a United Kingdom-based information technology services and infrastructure solutions provider and wholly owned subsidiary of Xploite plc. The transaction was valued at approximately $46.7 million plus related transaction costs and assumed liabilities of $42.7 million. The acquisition was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $89.4 million. We recorded goodwill of $44.8 million, which is not deductible for income tax purposes, and intangible assets of $17.9 million. The $17.9 million of intangible assets is attributable to customer relationships, non-compete agreements and a trade name with useful lives of approximately 7 years. Our Consolidated Balance Sheet as of June 30, 2009 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We believe this acquisition will strengthen our information technology delivery platform in the United Kingdom and expand our position in the global market. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, June 12, 2009.
We completed two other small acquisitions during fiscal year 2009, one in each of our Commercial and Government segments.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
Fiscal Year 2008 Acquisitions
In January 2008, we acquired Syan Holdings Limited (“Syan”), a United Kingdom (“UK”)-based provider of information technology outsourcing services. The transaction was valued at approximately $69.1 million plus related transaction costs and assumed liabilities of $35.3 million. The acquisition was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $104.4 million. We recorded goodwill of $50.2 million, which is not deductible for income tax purposes, and intangible assets of $11.2 million. The $11.2 million of intangible assets is attributable to customer relationships and non-compete agreements with useful lives of approximately 7 years. We believe the acquisition strengthened our global information technology outsourcing (“ITO”) presence by adding a base of UK operations, including two data centers. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, January 9, 2008.
In March 2008, we acquired sds business services GmbH (“sds”), a Germany-based provider of data center, infrastructure services, and application-related solutions. The transaction was valued at approximately $62.9 million plus related transaction costs and assumed liabilities of $32.2 million. The acquisition was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $95.1 million. We recorded goodwill of $61.1 million, which is not deductible for income tax purposes, and intangible assets of $16.9 million. The $16.9 million of intangible assets is attributable to customer relationships and non-compete agreements with useful lives of approximately 7 years. We believe the acquisition strengthened our global ITO presence by providing information technology operations and capabilities in Germany and continues to strengthen our position as a provider of ITO services and solutions to the market. The operating results of the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, March 14, 2008.
In May 2008, we acquired CompIQ Corporation, a provider of workers’ compensation claims review, re-pricing and software solutions. The transaction was valued at approximately $21.5 million plus related transaction costs and assumed liabilities of $4.6 million. The acquisition was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $26.1 million. We recorded goodwill of $15.1 million which is deductible for income tax purposes, and intangible assets of $4.0 million. The $4.0 million of intangible assets is attributable to customer relationships, trade names and non-compete agreements with useful lives of approximately 10 years. We believe that the acquisition strengthened our presence in the healthcare and insurance payer markets by offering technology-enabled review and recovery services. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, May 1, 2008.
In May 2008, we acquired Transportation Management Systems, a business unit of Orbital Sciences Corporation, a provider of Global Positioning System-based fleet management systems. The transaction was valued at approximately $43.2 million plus related transaction costs and working capital settlement and assumed liabilities of $11.8 million. The acquisition was funded from cash on hand. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the date of acquisition. We acquired assets of $55.0 million. We recorded goodwill of $23.2 million which is deductible for income tax purposes, and intangible assets of $1.7 million. The $1.7 million of intangible assets is attributable to customer relationships and non-compete agreements with useful lives of approximately 4 years. We believe that the acquisition strengthened our presence in the transportation market by offering our clients both fare collection and fleet management systems capabilities. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, May 31, 2008.
We completed three other small acquisitions in fiscal year 2008, two in our Commercial segment and one in our Government segment.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
Fiscal Year 2007 Acquisitions
In July 2006, we completed the acquisition of Primax Recoveries, Inc. (“Primax”), one of the industry’s oldest and largest health care cost recovery firms. The transaction was valued at approximately $40.0 million, plus related transaction costs excluding contingent consideration of up to $10.0 million based upon future financial performance, and assumed liabilities of $23.8 million. The acquisition was funded from cash on hand and borrowings on our Credit Facility (defined below). During fiscal year 2007, we accrued $10.0 million of contingent consideration which was earned during the year and paid during fiscal year 2008. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value as of the date of acquisition. We acquired assets of $73.8 million. We recorded $29.6 million in goodwill, which is not deductible for income tax purposes, and intangible assets of $20.5 million. The $20.5 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 11 years. This acquisition expanded our healthcare payor offering to include subrogation and overpayment recovery services to help our clients improve profitability while maintaining their valued relationships with plan participants, employers and providers. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, July 12, 2006.
In October 2006, we completed the acquisition of Systech Integrators, Inc. (“Systech”), an information technology solutions company offering an array of SAP software services. Systech’s services include SAP consulting services, systems integration and custom application development and maintenance. The transaction was valued at approximately $63.8 million plus related transaction costs excluding contingent consideration of up to $40.0 million based on future financial performance and assumed liabilities of $11.5 million. The contingent consideration term has expired and no contingent consideration was earned or paid related to this transaction. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility (defined below). We acquired assets of $75.3 million. We recorded $54.2 million in goodwill, which is not deductible for income tax purposes, and intangible assets of $6.6 million. The $6.6 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 4 years. This acquisition enhanced our position as a comprehensive provider of SAP services across numerous markets. The

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, October 2, 2006.
In April 2007, we acquired CDR Associates, LLC (“CDR”), a leading provider of credit balance audit recovery and software services to healthcare payors, providers and state Medicaid agencies. The transaction was valued at approximately $42.2 million plus related transaction costs excluding contingent consideration of up to $15.0 million based upon future financial performance and assumed liabilities of $4.8 million. During fiscal year 2009, we paid $15.0 million of contingent consideration, which was earned during the year. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility. We acquired assets of $47.0 million. We recorded $37.2 million in goodwill, which is deductible for income tax purposes, and intangible assets of $4.9 million. The $4.9 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 7 years. The acquisition expanded our service mix in the healthcare payor and provider markets and provided a platform to bridge the gap between the payor and provider communities. The operating results of the acquired business are included in our financial statements in the Commercial segment from the effective date of the acquisition, April 3, 2007.
In April 2007, we acquired certain assets of Albion, Inc. (“Albion”), a company specializing in integrated eligibility software solutions. The transaction was valued at approximately $30.9 million plus related transaction costs and assumed liabilities of $5.6 million. The transaction was funded with a combination of cash on hand and borrowings under our Credit Facility. We acquired assets of $36.5 million. We recorded $5.2 million in goodwill, which is deductible for income tax purposes, and intangible assets of $1.8 million. The $1.8 million of intangible assets is attributable to customer relationships and non-compete agreements with weighted average useful lives of approximately 3 years. The acquisition enabled us to address key health and human services challenges facing state and local government clients, including: expensive legacy systems; a need for cost effectiveness; and a client-centered approach to service delivery. The acquired proprietary @dvantage software addressed these clients’ challenges while meeting federal financial support requirements for a commercial, off-the-shelf (“COTS”) solution. The operating results of the acquired business are included in our financial statements in the Government segment from the effective date of the acquisition, April 25, 2007.
We completed two other small acquisitions in fiscal year 2007, one in our Government segment and one in our Commercial segment.
These acquisitions are not considered material to our results of operations, either individually or in the aggregate; therefore, no pro forma information is presented.
Contingent Consideration
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During fiscal years 2009, 2008 and 2007, we made contingent consideration payments of $18.4 million, $23.7 million and $25.4 million, respectively, related to acquisitions completed in prior years. As of June 30, 2009, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $42.0 million. Any such payments primarily result in a corresponding increase in goodwill.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.     RESTRUCTURING PLANS
Global Production Initiative
In October 2008, we announced plans to implement a global production initiative to lower future labor costs. Under this initiative, we intend to hire approximately 4,200 full-time employees in locations outside of the United States and reduce corresponding positions within the United States and Europe by the end of the first quarter of fiscal year 2010. The total pre-tax cost to reduce these employee positions under this initiative is estimated to be approximately $24 million to $26 million, of which severance costs are estimated to be approximately $7 million and transition and other expenses are estimated to be approximately $17 million to $19 million. The transition costs consist primarily of duplicate labor costs as a result of job training and work shadowing, as well as related travel, retention and facility costs during the transition. Substantially all of these expenses to date, and substantially all of the expected expenses, have been or will be cash expenditures. The following table reflects the estimated charges over the term of the initiative for each of our segments (in thousands):

	Commercial	Government	Corporate	Total
Severance costs	$6,000	$1,000	$-	$7,000
Transition and other expenses	12,000 - 13,000	2,500 - 3,000	2,500 - 3,000	17,000 - 19,000

Total costs	$18,000 - $19,000	$3,500 - $4,000	$2,500 - $3,000	$24,000 - $26,000

As of June 30, 2009, we added approximately 3,600 positions outside the United States and Europe and reduced corresponding positions in the United States and Europe as a result of this initiative. During fiscal year 2009, we recorded severance costs of $7.3 million, ($4.3 million, net of income tax) and incurred $14.1 million, ($9.1 million, net of income tax) for transition and other expenses in cost of revenues in our Consolidated Statements of Income. During fiscal year 2009, we announced a plan to assist displaced employees who are experiencing financial hardships during these difficult economic times. We made contributions of approximately $1.4 million, ($0.9 million, net of income tax), related to this plan during fiscal year 2009, which are included in the transition costs discussed above. The following table reflects charges recorded in each of our segments (in thousands):

	Fiscal Year Ended June 30, 2009
	Commercial	Government	Corporate	Total
Accrued severance costs	$5,967	$1,306	$-	$7,273
Transition and other expenses	10,223	1,914	1,942	14,079

Total costs	$16,190	$3,220	$1,942	$21,352

We opened new facilities and expanded current facilities globally in order to accommodate the increased offshore headcount. Capital expenditures related to these facilities are currently estimated at approximately $9.5 million. During fiscal year 2009, we incurred $8.8 million in capital expenditures related to these facilities.
The following table reflects the activity for the accruals for involuntary termination of employees related to this initiative during fiscal year ended June 30, 2009 (in thousands):

Balance at beginning of period	$-
Accruals, net of reversals	7,273
Payments	(5,024)

Balance at end of period	$2,249

Other Restructuring Plans
During fiscal year 2006, we assessed our operations, including our overall cost structure, competitive position, technology assets and operating platform and foreign operations. As a result, we undertook certain restructuring initiatives and activities in order to enhance our competitive position in certain markets, and recorded certain restructuring charges and asset impairments arising from our discretionary decisions. As of June 30, 2007, approximately 2,500 employees were involuntarily terminated as a result of these initiatives, consisting primarily of offshore processors and related management.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In our Commercial segment, we assessed the cost structure of our global production model, particularly our offshore processing activities. We identified offshore locations in which our labor costs were no longer competitive or where the volume of work processed by the site no longer justifies retaining the location, including one of our Mexican facilities. We recorded restructuring charges for involuntary termination of employees related to the closure of those duplicative facilities or locations of $6.5 million for the fiscal year ended June 30, 2007, which is reflected in wages and benefits in our Consolidated Statements of Income, and $2.4 million for the fiscal year ended June 30, 2007, for impairments of duplicative technology equipment and facility costs, facility shutdown and other costs, which are reflected as part of total operating expenses in our Consolidated Statements of Income.
In our Government segment, we assessed our competitive position, evaluated our market strategies and the technology used to support certain of our service offerings. We implemented operating practices that we utilize in our Commercial segment, including leveraging our proprietary workflow technology and implementing activity based compensation in order to reduce our operating costs and enhance our competitive position. We recorded restructuring charges for involuntary termination of employees of $0.7 million for the fiscal year ended June 30, 2007 which is reflected in wages and benefits in our Consolidated Statements of Income. In fiscal year 2007, we recorded $0.5 million of costs related to the consolidation of solution development groups within the Government segment, which is reflected in total operating expenses in our Consolidated Statements of Income.
The following table summarizes the activity for the accrual for involuntary termination of employees exclusive of the Acquired HR Business (defined below) for the periods presented (in thousands):

	Fiscal Year Ended June 30,
	2008	2007
Beginning balance	$893	$899
Accruals	-	7,185
Reversals	(401)	-
Payments	(492)	(7,191)

Ending balance	$-	$893

We acquired the human resources consulting and outsourcing business of Mellon Financial Corporation (the “Acquired HR Business”) during fiscal year 2005. In connection with this acquisition, we recorded approximately $22.3 million in involuntary employee termination costs for employees of the Acquired HR Business in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The following table summarizes the activity for the accrual for involuntary termination of employees of the Acquired HR Business for the periods presented (in thousands):

	Fiscal Year Ended June 30,
	2009	2008	2007
Beginning balance	$82	$402	$3,521
Excess accrual credited to goodwill	-	(209)	(1,678)
Payments	(82)	(111)	(1,441)

Ending balance	$-	$82	$402

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows (in thousands):

	As of June 30,
	2009	2008
Amounts billed or billable:
Commercial	$550,959	$526,691
Government	421,694	421,951

	972,653	948,642
Unbilled Amounts	449,965	434,225

Total accounts receivable	1,422,618	1,382,867
Allowance for doubtful accounts	(6,911)	(4,582)

	$1,415,707	$1,378,285

Unbilled amounts include amounts associated with percentage-of-completion accounting, and other earned revenues not currently billable due to contractual provisions. The unbilled amounts at June 30, 2009 and 2008 include approximately $137.8 million and $156.7 million, respectively, which is not expected to be billed and collected within one year. These amounts are primarily related to our Commercial Vehicle Operations contract, our contract with the Georgia Department of Health and Human Services, and the contracts included in the 2007 acquisition of Albion in our Government segment. Billings are based on reaching contract milestones or other contractual terms.
Amounts to be invoiced in the subsequent month for current services provided are included in billable, and at June 30, 2009 and 2008 include approximately $452.0 million and $390.3 million, respectively, for services which have been rendered and will be billed in the normal course of business in the succeeding months.
Changes in the allowance for doubtful accounts were as follows (in thousands):

	Fiscal Year Ended June 30,
	2009	2008	2007
Balance at beginning of period	$4,582	$5,073	$10,447
Provision for uncollectible accounts receivable	5,132	3,138	(290)
Losses sustained, net of recoveries and other	(2,803)	(3,629)	(5,084)

Balance at end of period	$6,911	$4,582	$5,073

6.    PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software consists of the following (in thousands):

	As of June 30,
	2009	2008
Land	$23,472	$25,142
Buildings and improvements	242,643	223,411
Computer equipment	1,093,581	988,049
Computer software	973,833	860,475
Furniture and fixtures	123,604	119,562

	2,457,133	2,216,639
Accumulated depreciation and amortization	(1,501,975)	(1,296,002)

	$955,158	$920,637

Depreciation expense on property and equipment was approximately $232.1 million, $229.6 million and $212.2 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Amortization of computer software was approximately $82.6 million, $77.7 million and $69.0 million in fiscal years 2009, 2008 and 2007, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2009 and 2008 are as follow (in thousands):

	Commercial	Government	Total
Balance as of June 30, 2007	$1,415,315	$1,197,053	$2,612,368
Acquisition activity during the year	129,487	32,460	161,947
Divestiture activity during the year	(2,091)	(965)	(3,056)
Foreign currency translation adjustments	4,159	9,746	13,905

Balance as of June 30, 2008	1,546,870	1,238,294	2,785,164
Acquisition activity during the year	137,218	8,966	146,184
Divestiture activity during the year	-	(2,834)	(2,834)
Foreign currency translation adjustments	(27,095)	(7,230)	(34,325)

Balance as of June 30, 2009	$1,656,993	$1,237,196	$2,894,189

Approximately $2.3 billion, or 77%, of the original gross amount of goodwill recorded is deductible for income tax purposes.
The following table reflects the balances of our other intangible assets (in thousands):

	As of June 30,
	2009		2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Acquired customer-related intangibles	$451,954	$(198,443)	$445,753	$(184,400)
Customer contract costs	246,987	(129,132)	251,837	(130,319)
All other	22,527	(12,398)	19,121	(12,401)

	$721,468	$(339,973)	$716,711	$(327,120)

Non-amortizable intangible assets:
Title plant	$51,045		$51,045
Tradename	3,843		3,843

	$54,888		$54,888

The following table summaries amortization expense of our other amortizable intangible assets (in thousands):

	Fiscal Year Ended June 30,
	2009	2008	2007
Amortization:
Contract inducements	$15,650	$14,304	$14,634
Acquired customer-related intangibles	43,277	45,061	42,390
All other intangibles	37,028	28,078	22,573

Total amortization	$95,955	$87,443	$79,597

Amortization includes amounts charged to amortization expense for customer contract costs and other intangibles, other than contract inducements. Amortizable intangible assets are amortized over the related contract term. The amortization period of customer-related intangible assets ranges from 1 to 17 years, with a weighted average of approximately 10 years. The amortization period for all other amortizable intangible assets, including tradenames, ranges from 1 to 20 years, with a weighted average of 5 years.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the expected amortization expense of our other amortizable intangible assets over the next five years (in thousands):

Fiscal Year Ended June 30,
2010	$89,175
2011	75,487
2012	55,730
2013	40,346
2014	28,556
8.    OTHER ASSETS
The following summarizes our other assets (in thousands):

	As of June 30,
	2009	2008
Long-term investments related to our deferred compensation plans (see Note 11)	$80,145	$82,840
Long-term software license and maintenance agreements	40,549	23,011
Long-term portion of deferred contract costs	19,750	28,760
Deferred debt issuance costs, net	15,756	21,919
Long-term investments	13,566	25,910
Other assets	30,392	33,563

	$200,158	$216,003

9.     OTHER ACCRUED LIABILITIES
The following summarizes our other accrued liabilities (in thousands):

	As of June 30,
	2009	2008
Accrued payments to vendors and contract related accruals	$231,026	$205,676
Software and equipment lease and maintenance	44,737	49,944
Accruals related to acquisitions and divestitures	16,947	11,518
Liabilities related to our derivative instruments	25,094	-
Other	70,458	71,723

	$388,262	$338,861

10.     LONG- TERM DEBT
A summary of long-term debt follows (in thousands):

	As of June 30,
	2009	2008
Term Loan Facility due in March 2013	$1,742,000	$1,760,000
Revolving Facility due in March 2012	43,484	91,257
4.70% Senior Notes due in June 2010, net of unamortized discount	249,984	249,967
5.20% Senior Notes due in June 2015, net of unamortized discount	249,625	249,562
Capitalized lease obligations at various interest rates, payable through 2013	50,229	53,132
Other	1,379	996

	2,336,701	2,404,914
Less current portion	(295,172)	(47,373)

	$2,041,529	$2,357,541

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of long-term debt as of June 30, 2009 are as follows (in thousands):

Fiscal Year Ending June 30,
2010	$295,172
2011	14,872
2012	51,611
2013	1,725,340
2014	58
Thereafter	249,648

$2,336,701

Credit Agreement
On March 20, 2006, we and certain of our subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”). The Credit Facility provides for a senior secured term loan facility of $1.8 billion (the “Term Loan Facility”) and a senior secured revolving credit facility of $1 billion (the “Revolving Facility”). The Credit Facility includes an uncommitted accordion feature of up to $750 million in the aggregate allowing for future incremental borrowings under the Revolving Facility or the Term Loan Facility, which may be used for general corporate purposes. An additional uncommitted accordion feature which allowed for incremental borrowings to be used to fund additional purchases of our equity securities or extinguishment of our Senior Notes (defined below) expired on March 20, 2009.
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
Amounts borrowed under the Term Loan Facility mature on March 20, 2013, and amortize in quarterly installments in an aggregate annual amount equal to 1% of the aggregate principal amount of the loans advanced, with the balance payable on the final maturity date. Amounts borrowed under the Term Loan Facility may also be repaid at any time at our discretion. Interest on the outstanding balances under the Term Loan Facility is payable, at our option, at a rate equal to the Applicable Margin (as defined in the Credit Facility) plus the fluctuating Base Rate (as defined in the Credit Facility), or at the Applicable Margin plus the current LIBOR (as defined in the Credit Facility). The borrowing rate on the Term Loan Facility at June 30, 2009 was approximately 2.31%.
Proceeds borrowed under the Revolving Facility will be used as needed for general corporate purposes and to fund share repurchase programs. Amounts under the Revolving Facility are available on a revolving basis until the maturity date of March 20, 2012. The Revolving Facility allows for borrowings up to the full amount of the revolver in either U.S. dollars or Euros. Up to the U.S. dollar equivalent of $200 million may be borrowed in other currencies, including Sterling, Canadian Dollars, Australian Dollars, Yen, Francs, Krones and New Zealand Dollars. Portions of the Revolving Facility are available for issuances of up to the U.S. dollar equivalent of $700 million of letters of credit and for borrowings of up to the U.S. dollar equivalent of $150 million of swing loans. Interest on outstanding balances under the Revolving Facility is payable, at our option, at a rate equal to the Applicable Margin plus the fluctuating Base Rate, or at the Applicable Margin plus the current LIBOR for the applicable currency. The borrowing rate under the Revolving Facility at June 30, 2009 ranges from 1.44% to 2.20%, depending upon the currency of the outstanding borrowings.
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
Among other fees, we pay a commitment fee (payable quarterly) based on the amount of unused commitments under the Revolving Facility (not including the uncommitted accordion features discussed above). The commitment fee payable at June 30, 2009 was 0.375% of the unused commitment. We also pay fees with respect to any letters of credit issued under the Credit Facility. Letter of credit fees at June 30, 2009 were 1.35% of the currently issued and outstanding letters of credit.
At June 30, 2009, we have approximately $865.5 million of unused commitment under our revolving credit facility after giving effect to outstanding indebtedness of $43.5 million and $91.0 million of outstanding letters of credit that secure certain contractual performance and other obligations. Based on the current leverage ratios under our Credit Facility, we have approximately $483.0 million available for current draw under this revolving facility. At June 30, 2009, we had $1.79 billion outstanding under our Credit Facility, of which $1.77 billion is reflected in long-term debt and $18.0 million is reflected in current portion of long-term debt, and approximately $1.74 billion, of which bore interest at approximately 2.31% and $43.5 million bore interest from 1.44% to 2.20%. Please see Note 17 for a discussion of an interest rate swap agreements related to interest rates on our Credit Facility.
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
Please see Note 17 for a discussion of the forward interest rate hedges related to the issuance of the Senior Notes.
Debt Covenants
The Credit Facility contains customary covenants, including but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, merge or dissolve, make certain restricted payments, or sell or transfer assets. The Credit Facility also limits the Company’s and our subsidiaries’ ability to incur additional indebtedness. The Credit Agreement includes financial covenants relating to our financial performance. The two most significant financial covenants are a Maximum Senior Leverage Ratio covenant that requires us to maintain a ratio of Senior Indebtedness to consolidated EBITDA, as defined in the Credit Agreement, of not greater than 2.25 to 1.00 and a Minimum Interest Coverage Ratio covenant that requires us to maintain a ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Credit Agreement, of not less than 4.50 to 1.00. At June 30, 2009 these ratios were 1.84 and 10.24, respectively. Our Senior Notes do not contain financial covenants.
While we do not believe any of these credit covenants to which we are subject presently materially restrict our operations, our ability to meet any one particular financial covenant can be affected by events beyond our control and could result in material adverse consequences that could negatively impact our business, results of operations and financial condition. Such adverse consequences could include defaults under our Credit Agreement or Senior Notes, the acceleration of repayment of amounts outstanding under these agreements, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under the Credit Agreement, or the lowering or modification of our credit ratings. As of June 30, 2009, we were in compliance with the covenants of our Credit Facility, as amended.
Other
We entered into capital lease agreements of an aggregate of $25.7 million, $26.9 million and $47.8 million for the purchase of equipment during fiscal years 2009, 2008 and 2007, respectively.
Interest
Cash payments for interest on borrowings for the years ended June 30, 2009, 2008 and 2007 were approximately $122.8 million, $157.7 million and $169.6 million, respectively. In addition, in fiscal year 2007 we paid $7.4 million of interest related to the Section 162(m) deduction disallowance discussed in Note 19. Accrued interest was $4.8 million and $5.3 million at June 30, 2009 and 2008, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.     PENSION AND OTHER POST-EMPLOYMENT PLANS
SFAS 87 establishes standards for reporting and accounting for pension benefits provided to employees. SFAS 158 requires recognition of the funded status of a defined benefit plan in the statement of financial position as an asset or liability if the plan is overfunded or underfunded, respectively. Changes in the funded status of a plan are required to be recognized in the year in which the changes occur, and reported in comprehensive income as a separate component of stockholders’ equity. Further, certain gains and losses that were not previously recognized in the financial statements are required to be reported in comprehensive income, and certain disclosure requirements were changed. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year end.
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
In December 2005, we adopted a pension plan for the U.S. employees of Buck Consultants, LLC, a wholly owned subsidiary, which was acquired in connection with the Acquired HR Business. The U.S. pension plan includes both a funded plan and unfunded plan. The plan recognizes service for eligible employees from May 26, 2005, the date of the acquisition of the Acquired HR Business. We recorded prepaid pension costs of $2.0 million related to this prior service which will be amortized over approximately 9 years and included in the net periodic benefit costs which is included in wages and benefits in our Consolidated Statements of Income.
In connection with the acquisition of sds, we assumed pension plans for the sds employees located in Germany. The sds plan is an unfunded plan. This defined benefit plan provides benefits for participating employees based on years of service and average compensation for a specified period before retirement. The net periodic benefit costs for this plan are included in wages and benefits in our Consolidated Statements of Income from the effective date of the acquisition, March 14, 2008.
Certain of our employees participate in other pension plans and a post-employment medical plan. These plans are not material to our results of operations or financial position and are not included in the disclosures below.
Benefit obligations
The following table provides a reconciliation of the changes in the pension plans’ benefit obligations (in thousands):

	As of and for the Fiscal Year Ended June 30,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Reconciliation of benefit obligation:
Obligation at beginning of period	$143,275	$11,241	$112,234	$7,600
Acquisition of sds	-	-	16,509	-
Service cost	6,023	3,450	6,148	3,401
Interest cost	6,872	788	6,644	500
Plan amendments	-	-	-	34
Actuarial (gain) loss	(30,306)	425	4,030	(292)
Employee contribution	708	-	89	-
Benefit payments	(4,028)	(118)	(4,102)	-
Settlements	-	-	-	(2)
Foreign currency exchange rate changes	(21,654)	-	1,723	-

Obligation at end of period	$100,890	$15,786	$143,275	$11,241

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Costs (income) of plans
The following table provides the components of net periodic benefit cost (in thousands):

	Fiscal Year Ended June 30,
	2009		2008		2007

	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$6,023	$3,450	$6,148	$3,401	$5,841	$3,395
Interest cost	6,872	788	6,644	500	5,662	251
Expected return on assets	(6,143)	(1,015)	(7,089)	(686)	(5,465)	(111)
Recognized net actuarial gain	-	(3)	-	-	-	(11)
Amortization of net gain	(6)	-	-	-	-	-
Amortization of prior service costs	-	220	-	217	-	217

Net periodic benefit cost for defined benefit plans	$6,746	$3,440	$5,703	$3,432	$6,038	$3,741

Approximately $0.2 million of prior service cost and $7,000 of actuarial gain for the defined benefit pension plans will be amortized from accumulated other comprehensive income, net into net periodic benefit cost in fiscal year 2009.
Plan assets
The following table provides a reconciliation of the changes in the fair value of plan assets (in thousands):

	As of and for the Fiscal Year Ended June 30,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of period	$101,295	$10,156	$98,009	$6,802
Actual return on plan assets	(8,208)	(1,115)	(4,548)	(211)
Employer contributions	9,352	3,498	10,510	3,567
Employee contribution	390	-	89	-
Benefit payments	(4,028)	(118)	(3,899)	-
Settlement	-	-	-	(2)
Foreign currency exchange rate changes	(16,159)	-	1,134	-

Fair value of plan assets at end of period	$82,642	$12,421	$101,295	$10,156

We made contributions to the pension plans of approximately $12.8 million and $14.1 million in fiscal years 2009 and 2008, respectively. As of June 30, 2009, we have no minimum pension funding requirement.
The following table provides the weighted-average asset allocation of all pension plan assets, by asset category:

	As of June 30,
	2009	2008
Mutual fund — equity securities	48%	50%
Mutual fund — debt securities	42%	38%
Mutual fund — real estate	4%	6%
Other	6%	6%

Total	100%	100%

There are no holdings in shares or debt issued by us included in the pension plan assets.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Funded status of defined benefit pension plans
The following table provides a statement of funded status (in thousands):

	As of June 30,
	2009		2008
	Funded	Unfunded	Funded	Unfunded
	Plans	Plans	Plans	Plans
Non-U.S. Plans
Accumulated benefit obligation (ABO)	$64,400	$23,582	$88,132	$24,973
Projected benefit obligation (PBO)	76,286	24,603	116,286	26,989
Fair value of assets	82,642	-	101,295	-

U.S. Plan
Accumulated benefit obligation (ABO)	$12,498	$214	$8,742	$226
Projected benefit obligation (PBO)	15,496	290	10,922	319
Fair value of assets	12,421	-	10,156	-

	As of June 30,
	2009	2008
Non-U.S. Plans
Funded status	$(18,248)	$(41,980)
Unrecognized (gain) loss	(6,699)	11,200

Net amount recognized	$(24,947)	$(30,780)

U.S. Plan
Funded status	$(3,365)	$(1,085)
Unrecognized prior service cost	1,275	1,495
Unrecognized (gain) loss	2,825	267

Net amount recognized	$735	$677

The following table reflects amounts recognized in the statement of financial position (in thousands):

	As of June 30,
	2009	2008
Non-U.S. Plans
Accrued benefit liability – current	$(858)	$(1,416)
Accrued benefit liability – long term	(17,390)	(40,564)
Accumulated other comprehensive (income) loss, net	(6,699)	11,200

Net amount recognized	$(24,947)	$(30,780)

U.S. Plan
Accrued benefit liability – current	$(16)	$(47)
Accrued benefit liability – long term	(3,349)	(1,038)
Accumulated other comprehensive (income) loss, net	4,100	1,762

Net amount recognized	$735	$677

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of amounts in accumulated other comprehensive income, net as of June 30, 2009 and 2008 upon adoption of SFAS 158 (in thousands):

			Change in
		Net periodic	net actuarial
	June 30, 2008	benefit cost	(gain)/loss	June 30, 2009
Non-U.S. Plans
Net actuarial (gain)/loss	$10,888	$6	$(17,902)	$(7,008)

	10,888	6	(17,902)	(7,008)

U.S. Plan
Net actuarial (gain)/loss	267	-	2,558	2,825
Unrecognized prior service cost	1,495	(220)	-	1,275

	1,762	(220)	2,558	4,100

Sub-total	12,650	(214)	(15,344)	(2,908)

Tax effect	(3,787)	78	4,290	581

Total	$8,863	$(136)	$(11,054)	$(2,327)

Accumulated other comprehensive income, net for the Non-U.S. Plans as of June 30, 2009 and 2008 also includes a net actuarial (gain) loss related to our German pension plan of $(0.3 million) and $(0.3 million), respectively, and our post-employment medical plan in Canada of $0 and $(0.1 million), respectively, which is not included in the tables above.
Assumptions for calculating benefit obligations and net periodic benefit cost
The following table summarizes the weighted-average assumptions used in the determination of our benefit obligation:

	As of June 30,
	2009	2008
Non-U.S. Plans
Discount rate	5.75% - 6.74%	5.20% - 6.00%
Rate of increase in compensation levels	3.00% - 4.05%	3.00% - 5.45%

U.S. Plan
Discount rate	7.00%	6.80%
Rate of increase in compensation levels	3.90%	3.80%
The following table summarizes the assumptions used in the determination of our net periodic benefit cost of our pension plans:

	Fiscal Year Ended June 30,
	2009	2008	2007
Non-U.S. Plans
Discount rate	5.20% - 5.75%	5.20% - 6.00%	5.20% - 5.67%
Long-term rate of return on assets	7.00% - 7.25%	7.00% - 7.25%	6.50% - 7.00%
Rate of increase in compensation levels	3.00% - 5.45%	3.00% - 4.80%	4.25% - 4.60%

U.S. Plan
Discount rate	6.80%	6.40%	6.50%
Long-term rate of return on assets	8.00%	8.00%	8.00%
Rate of increase in compensation levels	3.80%	3.40%	3.50%
We estimate the long-term rate of return on UK, Canadian, and U.S. plan assets will be 7.0%, 6.75%, and 7.75%, respectively, based on the long-term target asset allocation. Expected returns for the following asset classes used in the plans are based on a combination of long-term historical returns and current and expected market conditions.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The UK pension scheme’s target asset allocation is 50% equity securities, 40% debt securities and 10% in real estate. External investment managers manage all of the asset classes. The target asset allocation has been set by the plan’s trustee board with a view to meeting the long-term return assumed for setting the employer’s contributions while also reducing volatility relative to the plan’s liabilities. The managers engaged by the trustees manage their assets with a view to seeking moderate out-performance of appropriate benchmarks for each asset class. At this time, the trustees do not engage in any alternative investment strategies, apart from investments in funds holding UK commercial property.
The Canadian funded plan’s target asset allocation is 35% Canadian federal, provincial and corporate bonds, 30% larger capitalization Canadian stocks, 30% developed and larger capitalization global ex Canada stocks (mainly U.S. and international stocks) and 5% cash and cash equivalents. An external investment manager actively manages all of the asset classes. This manager uses an equal blend of large cap value and large cap growth for stocks in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. The bonds are managed using a core approach where multiple strategies are engaged such as interest rate anticipation, credit selection and yield curve positioning to mitigate overall risk. At this time, the manager does not engage in any alternative investment strategies.
The U.S. pension plan’s target asset allocation is 30% large capitalization U.S. equities, 5% small capitalization U.S. equities, 25% developed market non-U.S. equities, 30% long duration U.S. Treasury bonds and 10% in alternative investments. The asset allocation was set considering asset class expected returns and volatility relative to the duration of the liabilities of the pension plan.
The asset allocation is reviewed annually. The assets are held in a separate pension trust account at a custodian bank. External registered investment advisors manage the assets in active and passive strategies that are well diversified, investment grade, liquid and unleveraged.
Expected Cash Flows
We expect to contribute approximately $14.6 million to our pension plans in fiscal year 2010.
The following table summarizes the estimated benefit payments, which include amounts to be earned by active plan employees through expected future service for all pension plans over the next ten years as of June 30, 2009 (in thousands):

	Non-U.S.
Fiscal Year Ending June 30,	Plans	U.S. Plan
2010	$3,712	$195
2011	3,743	316
2012	3,694	485
2013	3,926	704
2014	4,327	884
2015-2019	28,336	8,110
Supplemental Executive Retirement Plan
On December 23, 2008, Darwin Deason, the Chairman of our Board of Directors, agreed, at our request, to amend the Supplemental Executive Retirement Agreement dated December 1998, between Mr. Deason and the Company, as amended in August 2003 and June 2005 (the “Agreement”) in order to ensure that the Agreement would comply with Section 409A of the Internal Revenue Code (“Section 409A”). Pursuant to transition rules under Section 409A, we requested that Mr. Deason agree that, on January 1, 2009, the Agreement be terminated and that Mr. Deason receive a cash lump sum, even though he was not retiring. The cash lump sum of approximately $9.5 million, as determined pursuant to the amendment to the Agreement, was paid in January 2009, and was consideration for (1) the accrued benefit that Mr. Deason would have earned under the Agreement, as if normal retirement occurred on January 1, 2009, (2) the costs Mr. Deason incurred in connection with the exercise of the options issued to Mr. Deason in connection with the Agreement in 1998 and (3) the termination of the options issued to Mr. Deason in connection with the Agreement in 2003. Thereafter, we have no obligations to Mr. Deason pursuant to the Agreement or the related options. The termination of the Agreement (the “SERP Termination”) removes the potential future liability we might incur under the Agreement. During fiscal year 2009, we recorded a charge of $8.9 million ($10.4 million, net of income tax) related to the SERP Termination.
Deferred Compensation Plans
We offer a deferred compensation plan to employees who meet specified compensation criteria. The assets and liabilities of this plan are included in our Consolidated Financial Statements. Approximately 1,100 employees participate in the plan. Participants may elect to defer a specified percentage of base salary and incentive compensation annually. The assets of the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
plan as of June 30, 2009 and 2008 were $65.0 million and $65.7 million, respectively, and were included in cash and other assets in our Consolidated Balance Sheets. The liabilities of the plan, representing participants’ account balances, were $55.8 million and $58.3 million at June 30, 2009 and 2008, respectively, and were included in other long-term liabilities in our Consolidated Balance Sheets.
In connection with the acquisition of the Acquired HR Business, we assumed a deferred compensation plan for certain Acquired HR Business employees. This plan is closed to new contributions. The assets and liabilities of this plan were included in our Consolidated Financial Statements as of the date of acquisition. Approximately 100 employees participate in the plan. The assets of the plan as of June 30, 2009 and 2008 were $24.9 million and $28.0 million, respectively, and were included in other assets in our Consolidated Balance Sheets. The liabilities of the plan, representing participants’ account balances, were $18.2 million and $24.4 million at June 30, 2009 and 2008, respectively, and were included in other long-term liabilities in our Consolidated Balance Sheets.
Other Contributory Plans
We have contributory retirement and savings plans, which cover substantially all employees and allow for discretionary matching contributions by us as determined by our Board of Directors. Contributions made by us to certain plans during the fiscal years ended June 30, 2009, 2008 and 2007 were approximately $18.7 million, $18.4 million and $13.3 million, respectively.
12.     INCOME TAXES
Income tax expense (benefit) is comprised of the following (in thousands):

	Fiscal Year Ended June 30,
	2009	2008	2007
Current:
U.S. federal	$103,015	$5,383	$79,953
State	15,840	6,491	12,134
Foreign	16,970	24,087	18,610

Total current expense	135,825	35,961	110,697

Deferred:
U.S. federal	62,587	120,588	17,588
State	6,769	14,544	5,070
Foreign	(889)	(3,884)	(3,032)

Total deferred expense	68,467	131,248	19,626

Total income tax expense	$204,292	$167,209	$130,323

Deferred activity for fiscal year 2007 was impacted by the impairment of the Department of Education in-process capitalized development costs described in Note 21. Deferred activity for fiscal year 2008 was impacted by a cumulative adjustment in recognizing a particular type of unbilled revenue pursuant to an IRS approved change in tax methodology, and accelerated depreciation enacted in the economic stimulus package.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets (liabilities) consist of the following (in thousands):

	As of June 30,
	2009	2008
Deferred tax assets:
Accrued expenses not yet deductible for tax purposes	$40,726	$40,661
Unearned revenue	36,913	32,015
Tax credits and loss carryforwards	58,140	58,585
Stock-based compensation	35,288	29,017
Divestiture-related accruals	421	430
Forward agreements	15,614	8,797
Other	7,161	12,424

Subtotal	194,263	181,929
Deferred tax assets valuation allowance	(20,182)	(20,185)

Total deferred tax assets	174,081	161,744
Deferred tax liabilities:
Goodwill amortization	(436,584)	(381,944)
Depreciation and amortization	(156,943)	(147,118)
Unbilled revenue	(119,660)	(103,087)
Prepaid and receivables	(21,298)	(23,448)

Total deferred tax liabilities	(734,485)	(655,597)

Net deferred tax liabilities	$(560,404)	$(493,853)

At June 30, 2009, we had available unused domestic net operating loss carryforwards (“NOLs”), net of Internal Revenue Code Section 382 limitations, of approximately $65.9 million which will expire over various periods from 2010 through 2024 and an estimated state NOL value of $16.2 million (using historical apportionment and state tax rates, net of federal benefit) which will expire over various periods from 2010 through 2029. We also had foreign NOLs of approximately $32.5 million, which will expire over various periods beginning in 2012 to those with indefinite lives. A valuation allowance of $20.2 million was recorded at both June 30, 2009 and 2008 against deferred tax assets associated with net operating losses and tax credit carryforwards for which realization of any future benefit is uncertain due to taxable income limitations. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.
The depreciation and amortization related deferred tax liabilities changed during fiscal years ended June 30, 2009 and 2008 predominantly due to current tax deductions for acquired intangibles and depreciation. Generally, since the adoption of SFAS No. 142, “Goodwill and Other Intangibles,” eliminates the book goodwill amortization, the difference between the cumulative book and tax bases of goodwill will continue to increase as current tax deductions are realized. As of June 30, 2009 and 2008, the amount of deductible goodwill was approximately $2.3 billion and $2.2 billion, respectively.
Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

	Fiscal Year Ended June 30,
	2009	2008	2007
Statutory U.S. federal income tax	$193,982	$173,677	$134,194
State income taxes, net	14,018	12,471	12,188
Section 162(m) disallowance	4,706	(5,128)	(4,610)
Tax reserves, penalties and interest	1,782	(8,513)	-
Foreign benefits	(9,132)	(5,934)	(6,287)
Other	(1,064)	636	(5,162)

Total income tax expense	$204,292	$167,209	$130,323

The Section 162(m) disallowance is predominantly related to activity described in Note 19, net of current year activity.
The effective tax rates for fiscal years 2009, 2008 and 2007 were 36.9%, 33.7%, and 34%, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective July 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, de-recognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the implementation of FIN 48, we recognized an $11.0 million (net of tax benefit) increase in the reserves for uncertain tax positions, of which $8.8 million (net of tax benefit) was attributable to the accrual of interest and penalties. These amounts were recognized as a decrease to retained earnings of $9.9 million, an increase to deferred tax assets of $1.0 million and an increase to income taxes receivable of $0.1 million. Following our adoption of FIN 48, the gross balance of unrecognized tax benefits was $54.5 million at July 1, 2007, which excludes $9.0 million of offsetting tax benefits, primarily from international tax treaties which provide for potential relief from double taxation. The net unrecognized tax benefits of $45.5 million as of July 1, 2007 include $41.5 million that, if recognized, would benefit our effective income tax rate. As of June 30, 2009, we had gross unrecognized tax benefits totaling $38.9 million, which excludes $7.7 million of offsetting tax benefits. As of June 30, 2008, we had gross unrecognized tax benefits totaling $34.3 million, which excludes $9.0 million of offsetting tax benefits, including a release to additional paid-in capital in fiscal year 2008 in the amount of $4.5 million due to settlements with taxing authorities. The net unrecognized tax benefits of $31.2 million as of June 30, 2009 include $28.6 million that, if recognized, would benefit our effective income tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended June 30,
	2009	2008
Balance at beginning of period	$34,324	$54,531
Gross increases on tax positions in prior period	4,272	575
Gross decreases on tax positions in prior period	(624)	(6,930)
Gross increases on tax positions in current period	1,621	1,604
Settlements	(736)	(15,456)

Balance at end of period	$38,857	$34,324

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the year ended June 30, 2009, we increased income tax expense by $1.0 million due to net interest and penalty activity. Accrued interest and penalties related to unrecognized tax benefits were approximately $4.5 million (net of tax benefit) as of July 1, 2008, and $5.5 million (net of tax benefit) as of June 30, 2009. We anticipate a significant change to the total amount of these unrecognized tax benefits as a result of final settlements with tax authorities within the next 12 months that will be in the range of $8.0 million to $19.0 million.
We file income tax returns in various jurisdictions in which we operate, including U.S. federal, U.S. state and numerous foreign jurisdictions. We are currently subject to U.S. federal income tax examinations for fiscal years 2000 and after, are resolving issues in appeals for fiscal years 2000 through 2004 and are currently under examination for fiscal year 2004 through 2006. In addition, we are subject to income tax examinations in various foreign jurisdictions for fiscal years 2003 and after.
Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of approximately $223.8 million, $174.7 million and $118.6 million as of June 30, 2009, 2008, and 2007, respectively. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax provision and related liability may be required. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.
Federal, state and foreign income tax payments, net of refunds, during fiscal years ended June 30, 2009, 2008, and 2007 were approximately $150.5 million, $47.5 million, and $106.7 million, respectively.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.  OTHER LONG-TERM LIABILITIES
The following summarizes other long-term liabilities (in thousands):

	As of June 30,
	2009	2008
Deferred compensation, pension and other post-retirement obligations	$96,035	$126,151
Unearned revenue	111,499	104,732
FIN 48 tax reserves (Please see Note 12)	47,667	42,710
Other	26,525	32,916

Total	$281,726	$306,509

14.   EQUITY
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
Stock Option Repricing
On June 18, 2007, we initiated a tender offer to amend certain options to purchase an aggregate of 1,703,650 shares (as amended) of our Class A common stock. The tender offer expired on July 17, 2007. Pursuant to the offer, we accepted for amendment options to purchase 1,696,650 shares of our Class A common stock, which represented 99.6% of the shares of our Class A common stock subject to all Eligible Options. We paid cash payments in the aggregate amount of $4.0 million in accordance with the terms of the tender offer in fiscal year 2008 from cash flows from operating activities. Of the $4.0 million cash payment, approximately $1.2 million was expensed and the balance was charged to additional paid-in capital in fiscal year 2008.
In July 2007, we notified former employees with vested, unexercised and outstanding options which had exercise prices per share that were less, or may have been less, than the fair market value per share of ACS on the revised measurement dates for such options, as determined by us for accounting and tax purposes, that we will pay them the additional 20% income tax imposed by Section 409A based on the excess, if any, of the fair market value of our Class A common stock (up to $62 per share or up to $1.9 million in the aggregate) on the date a triggering event occurs or condition exists that under Section 409A results in the excess being recognized and reported as income on the former employee’s W-2 and the exercise price of the affected option (reduced by any gain that had become subject to tax in a prior year because of an earlier triggering event). As of June 30, 2009, we anticipate that these income tax reimbursements will be up to approximately $0.4 million based on the current fair market value of our Class A common stock on the exercise date and will be paid from cash flows from operating

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
activities as the triggering event occurs for each option holder. During fiscal years 2009 and 2008, we (credited) charged approximately $(0.9 million) and $1.4 million, respectively, to wages and benefits in our Consolidated Statement of Income related to these income tax reimbursements based on the current fair market value of our Class A common stock on June 30, 2009 and 2008. The estimated liability related to these income tax reimbursements will be adjusted to reflect changes in the current fair market value of our Class A common stock each quarter until the options are exercised.
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
Voting Rights of Our Chairman
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
15.   EARNINGS PER SHARE
In accordance with SFAS No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2009	2008	2007
Numerator:
Numerator for earnings per share -
Net Income	$349,943	$329,010	$253,090

Denominator:
Weighted average shares outstanding (basic)	97,510	98,013	100,181
Effect of dilutive securities:
Stock options	496	980	1,391

Total potential common shares	496	980	1,391

Denominator for earnings per share assuming dilution	98,006	98,993	101,572

Earnings per share (basic)	$3.59	$3.36	$2.53

Earnings per share assuming dilution	$3.57	$3.32	$2.49

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. During fiscal years ended June 30, 2009, 2008 and 2007, options to purchase approximately 11.4 million, 9.2 million and 6.0 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the windfall tax benefit.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.	COMPREHENSIVE INCOME
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
The components of comprehensive income are as follows (in thousands):

	Fiscal Year Ended June 30,
	2009	2008	2007
Net income	$349,943	$329,010	$253,090
Other comprehensive income (loss):
Foreign currency gain (loss)	(63,489)	25,473	16,955
Change in net unrealized gain on foreign exchange forward agreements (net of income tax of $489, $727 and $958, respectively)	777	1,278	693
Amortization of unrealized loss on forward interest rate agreements (net of income tax of $959, $958 and $958, respectively)	1,585	1,586	1,586
Change in net unrealized gain (loss) on interest rate swap agreement (net of income tax of $(5,335), $(8,997) and $2,819, respectively)	(8,829)	(15,475)	5,251
Change in net unrealized gain (loss) on interest rate collar agreements (net of income tax of $(3,069) and $779, respectively)	(5,078)	1,289	-
Amortization of prepaid pension cost (net of income tax of $80 and $81, respectively)	140	136	-
Change in funded status of pension and other benefit plans (net of income tax of $4,288 and $(4,906), respectively)	11,050	(11,490)	-

Comprehensive income	$286,099	$331,807	$277,575

The following table represents the components of accumulated other comprehensive (loss) income, net (in thousands):

	As of June 30,
	2009	2008
Foreign currency gain (loss)	$(21,487)	$42,002
Unrealized gain on foreign exchange forward agreements (net of income tax of $1,442 and $953, respectively)	2,432	1,655
Unrealized loss on forward interest rate agreements (net of income tax of $(3,253) and $(4,212), respectively)	(5,444)	(7,029)
Unrealized loss on interest rate swap agreement (net of income tax of $(11,513) and $(6,178), respectively)	(19,053)	(10,224)
Unrealized gain (loss) on interest rate collar agreements (net of income tax of $(2,290) and $779, respectively)	(3,789)	1,289
Unrecognized prior service costs (net of income tax of $(469) and $(549), respectively)	(806)	(946)
Unrecognized gain (loss) on funded status of pension and other benefit plans (net of income tax of $1,050 and $(3,238), respectively) (a)	3,133	(7,917)

Total	$(45,014)	$18,830

(a)	Balances as of June 30, 2008 include adjustments to initially apply SFAS 158 of $0.1 million (net of income tax of $59,000), respectively.
We operate in countries where the functional currency is other than the U.S. Dollar, such as the Euro, British Pound, Indian Rupee and other local currencies. When the financial statements of our foreign subsidiaries are consolidated into our U.S. GAAP financial statements, and where such subsidiaries functional currencies are a currency other than the U.S. Dollar, we must convert such financial statements from the local functional currency of the foreign subsidiary into U.S. Dollars. The assets and liabilities are converted using the applicable quarter end spot exchange rate, while the revenues, expenses and net

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
income of the subsidiaries are converted using an average exchange rate for each month during the fiscal year. Because exchange rates fluctuate over time, a debit or credit difference arises between the translated value of each foreign subsidiaries’ assets and liabilities, using the latest quarter end spot rate, and the translated value of such subsidiaries owners’ equity, which is carried at the average historical rates.
All debits and credits accumulated during the fiscal year are netted for presentation purposes and considered to be translation gains and losses, within the meaning of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. These cumulative translation gains and losses, and the resulting activity within the fiscal year are reported within accumulated other comprehensive (loss) income, net in the stockholders’ equity section of our Balance Sheet.
17.	FINANCIAL INSTRUMENTS
Long-Term Debt
 As of June 30, 2009 and 2008, the fair values of our Senior Notes approximated $455.0 million and $455.9 million, respectively, based on quoted market prices.
As of June 30, 2009 and 2008, the fair values of balances outstanding under our Credit Facility approximated the related carrying values.
Derivatives and Hedging Activities
We use certain financial derivatives to mitigate our exposure to volatility in interest rates and foreign currency exchange rates. We use these derivative instruments to hedge exposures in the ordinary course of business and do not invest in derivative instruments for speculative purposes. Each derivative is designated as a cash flow hedge, or remains undesignated. We account for these derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”). Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded net of related tax effects in accumulated other comprehensive income (loss), net and are reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Any changes in derivative fair values due to ineffectiveness are recognized currently in income. Changes in the fair value of undesignated hedges are recognized currently in the income statement as other non-operating expense (income), net.
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
Foreign currency forward agreements
We utilize derivative financial instruments to manage our exposure to foreign currencies related to our domestic and international operations. We enter into foreign currency forward agreements in order to hedge the exchange rate risk associated with specific forecasted transactions, including revenue receipts from clients and payments to suppliers for cost of revenues. Currencies that we hedge consist primarily of the Mexican peso, Indian rupee, Philippine peso, British pound, euro and Swiss franc. We designate only those contracts which closely match the terms of the underlying transaction as cash flow hedges for accounting purposes. The forward contracts are assessed for effectiveness at inception and on an ongoing basis. During fiscal years ended June 30, 2009, 2008 and 2007, there was no material deemed ineffectiveness related to cash flow hedges, and no reclassification to earnings due to hedged transactions no longer expected to occur. The majority of our contracts will expire at various times over the next 12 months. Results of hedges of revenue receipts and payments to suppliers are recognized in revenues and cost of revenues, respectively, when the underlying transactions affect net income. The net gain of $3.9 million, ($2.4 million, net of income tax) related to our revenue and cost of revenue hedges outstanding as of June 30, 2009 is expected to be recognized in earnings within the next 12 months. An immaterial amount of gain relates to hedges with maturities extending beyond 12 months. As of June 30, 2009 and 2008, the notional amount of our foreign exchange cash flow hedges was $79.5 million and $42.6 million, respectively.
Derivatives not designated as hedging instruments
We have entered into certain other foreign currency contracts not designated as qualified hedges for accounting purposes, although management believes they are essential economic hedges. As of June 30, 2009 and 2008, the notional amount of these agreements was $28.3 million and $21.5 million, respectively, with maturities ranging from July 2009 to August 2010.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest rate hedges
In January 2008, we entered into a zero cost interest rate collar with an interest rate cap of 3.281% and a floor of 2.425%. The notional amount of the collar is $500 million executed in two transactions each having two year terms, $300 million of which expires on January 30, 2010 and $200 million of which expires on February 11, 2010. In March 2007, we entered into a five-year amortizing interest rate swap agreement structured so that we pay a fixed interest rate of 4.897%, and receive a floating interest rate equal to the one-month LIBOR rate. At June 30, 2009 and 2008, the notional amount of the interest rate swap was $475 million and $600 million, respectively. The interest rate collar and interest rate swap are designated as a cash flow hedge of forecasted interest payments on up to $975 million of outstanding floating rate debt. The transactions had a fair market value of zero at inception. Over the next 12 months, we expect to reclassify $24.7 million of deferred losses from accumulated other comprehensive income to interest expense as interest payments related to the designated interest rate swap and collars are recognized.
In order to hedge the variability of future interest payments related to our Senior Notes issuance, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of the Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. The settlement of the forward interest rate agreements of $19.0 million ($12.0 million, net of income tax) was recorded in accumulated other comprehensive income (loss), net, and is being amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.5 million to be amortized over the next 12 months. We amortized approximately $2.5 million to interest expense during each of fiscal years ended June 30, 2009, 2008 and 2007.
Please see Note 18 for a description of how the financial instruments below are valued in accordance with SFAS 157 and Note 16 for additional information on changes in other comprehensive income for fiscal years 2009, 2008 and 2007.
The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheet (in thousands):

		As of
		June 30,
Item	Balance Sheet Location	2009
Asset derivatives
Derivatives designated as hedging instruments under SFAS 133:
Foreign exchange forward agreements	Prepaid expenses and other current assets	$3,860

Derivatives not designated as hedging instruments under SFAS 133:
Non-qualified foreign exchange forward agreements	Prepaid expenses and other current assets	345

Total asset derivatives		$4,205

Liability derivatives
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swap and collar	Other accrued liabilities	$24,704
Interest rate swap and collar	Other long-term liabilities	11,941

		36,645

Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward agreements	Other accrued liabilities	390

Total liability derivatives		$37,035

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the amounts affecting the Consolidated Statements of Income for the fiscal year ended June 30, 2009 (in thousands):

		Location of Gain	Gain (Loss)
		(Loss) Reclassified	Reclassified from
	Gain (Loss)	from Accumulated	Accumulated Other
	Recognized in Other	Other	Comprehensive
	Comprehensive	Comprehensive	Income
Derivatives designated under SFAS 133	Income (a)	Income into Income (a)	into Income (a)
Cash flow hedges:
Foreign currency forward contracts	$(66)	Revenues	$650
Foreign currency forward contracts	348	Cost of revenues	(1,634)
Interest rate swap	(33,258)	Interest expense	(19,094)
Interest rate collar	(13,039)	Interest expense	(4,892)

Total designated cash flow hedges	$(46,015)		$(24,970)

(a)	For fiscal year 2009, we recorded no ineffectiveness from cash flow hedges.

Derivatives not Designated	Location of Gain (Loss)	Gain (Loss) Recognized
under SFAS 133	Recognized in Income	in Income on Derivatives

Foreign currency forward contracts	Other non-operating expense, net	$(1,578)
At June 30, 2009, Citibank, N.A., Wells Fargo Bank, N.A., and SunTrust Bank were the counterparties with respect to all but an insignificant portion of our hedge liability. Our hedge liability totaled $987.1 million in notional amounts as of June 30, 2009. The aggregate fair value amount of derivative instruments that contain credit-risk-related contingent features that are in a net liability position at June 30, 2009 is $37.0 million.
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
Investments
As of June 30, 2009 and 2008, as part of our deferred compensation and other employee benefit plans, we held investments in insurance policies with a fair market value of $57.7 million and $60.0 million, respectively and mutual funds with a fair market value of $24.9 million and $28.0 million, respectively. We recorded (losses) gains on these investments of $(13.7 million), $(4.2 million) and $10.4 million for fiscal years 2009, 2008 and 2007, respectively. Our deferred compensation plan mutual funds are classified as trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). We had unrealized trading losses of $(3.7 million) and $(0.6 million) related to mutual fund investments held on June 30, 2009 and 2008, respectively.
Please see Note 11 for more information on the deferred compensation plans.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009, we held approximately $7.4 million of U.S. Treasury Notes in conjunction with a contract in our Government segment which were pledged in accordance with the terms of the contract to secure our performance. The U.S. Treasury Notes are accounted for as held to maturity pursuant to SFAS 115 and are reflected in other assets in our Consolidated Balance Sheet at June 30, 2009.
18.	FAIR VALUE MEASUREMENTS
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
In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. We adopted FSP 157-3 effective with the financial statements ended September 30, 2008. The adoption of FSP 157-3 had no impact on our financial condition and results of operations.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP 157-4”). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP 157-4 effective with the financial statements ended June 30, 2009. The adoption of FSP 157-4 had no impact on our financial condition and results of operations.
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

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

Description	Level 1	Level 2	Level 3	Total

ASSETS
Other current assets
Foreign currency derivatives (a)	$-	$4,205	$-	$4,205
Other assets
Deferred compensation investments in cash surrender life insurance (b)	-	57,680	-	57,680
Deferred compensation investments in mutual funds (c)	-	24,923	-	24,923

Total assets	$-	$86,808	$-	$86,808

LIABILITIES
Other current liabilities
Foreign currency derivatives (a)	$-	$390	$-	$390
Interest rate swap and collars (d)	-	24,704	-	24,704
Other long-term liabilities
Deferred compensation plan liabilities (e)	-	73,967	-	73,967
Interest rate swap (d)	-	11,941	-	11,941

Total liabilities	$-	$111,002	$-	$111,002

(a)	Foreign currency derivatives consist of foreign currency forward agreements. Fair value is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties.
(b)	Fair value is reflected as the cash surrender value of company owned life insurance.
(c)	Fair value is based on quoted market prices for actively traded assets similar to those held by the deferred compensation plan.
(d)	The fair values of the interest rate swap and collars are determined using prices obtained from pricing agencies and financial institutions that develop values based on inputs observable in active markets, including interest rates, with consideration given to the nonperformance risk of the Company and that of its counterparties.
(e)	Fair value of the deferred compensation liability is based on the fair value of investments corresponding to employees’ investment selections, based on quoted prices for similar assets in actively traded markets.
19.	COMMITMENTS AND CONTINGENCIES
We have various non-cancelable operating lease agreements for information technology equipment, software and facilities. Our facilities leases have varying terms through 2021. We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2014. Lease expense for information technology equipment, software and facilities was approximately $478.0 million, $442.9 million and $374.2 million for the years ended June 30, 2009, 2008 and 2007, respectively. A summary of these commitments at June 30, 2009 is as follows (in thousands):

Fiscal Year Ending June 30,
2010	$369,490
2011	266,882
2012	139,565
2013	87,167
2014	56,850
Thereafter	92,233

$1,012,187

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2011. We estimate future payments related to these agreements will be $12.7 million and $12.2 million in fiscal years 2010 and 2011, respectively.
Stock Option Grant Practices
On March 3, 2006, we received notice from the SEC that it was conducting an investigation into certain stock option grants made by us from October 1998 through March 2005. On June 7, 2006 and on June 16, 2006, we received requests from the SEC for information on all of our stock option grants since 1994. We have been providing supplemental information to the SEC on a voluntary basis following the initial SEC requests. The SEC issued its formal order of investigation in August 2006. The investigation remains active and the Company has had ongoing discussions with the SEC regarding its resolution.
On May 17, 2006, we received a grand jury subpoena from the United States District Court, Southern District of New York, requesting production of documents related to the granting of our stock option grants. We have responded to the grand jury subpoena and have produced documents to the United States Attorney’s Office in connection with the grand jury proceeding.
In response to the investigation by the SEC and the subpoena from a grand jury in the Southern District of New York, we initiated an internal investigation of our stock option grant practices. The investigation reviewed our historical stock option grant practices during the period from 1994 through 2005, including all 73 stock option grants made by us during this period, and the related disclosure in our Form 10-Q for the three months ended March 31, 2006 (the “May 2006 Form 10-Q”). We informed the SEC and the United States Attorney’s Office for the Southern District of New York of the results of our internal investigation. The results of the internal investigation are disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006 (the “2006 Form 10-K/A”).
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
In light of the investigation and due to concerns regarding Section 409A of the Internal Revenue Code and related regulations (“409A”), beginning in December 2006, we started taking steps to minimize the effect of 409A. These steps included amending the pricing of the options, purchasing, through a tender offer, the outstanding options and reimbursing option holders additional taxes incurred upon exercise. In addition, during the investigation, we determined that certain tax deductions taken with respect to the stock option grants in question were improper under Internal Revenue Code Section 162(m) and related regulations (“162(m)”). We restated our income tax liability for the relevant years to the Internal Revenue Service (“IRS”) and paid approximately $35.0 million in additional taxes, penalties and interest to the IRS. During fiscal year 2008, the IRS finalized its audit for our fiscal years 2001 through 2003 which should resolve any 162(m) for those years. This audit resulted in a revised liability of $26.9 million in income tax, interest and penalties. During fiscal year 2008, $5.9 million was released to income tax expense and $0.5 million was credited to additional paid-in capital. At this time, we expect the resolution of the fiscal year 2004 section 162(m) issues to be resolved within the next 12 months but cannot predict the timing of the resolution for fiscal year 2005.
Several shareholder derivative lawsuits were filed in connection with the Company’s stock option grant practices, generally alleging claims related to breach of fiduciary duty and unjust enrichment against certain of our directors and executives. Each of these lawsuits has been resolved and dismissed, resulting in the receipt of approximately $22.0 million from our Directors’ and Officers’ Insurance carriers, the receipt of approximately $1.8 million from certain former and current directors and executive officers, and the payment of approximately $22.0 million to the plaintiffs in the derivative actions, all of which occurred in fiscal year 2009. Related litigation brought by and on behalf of participants in the ACS Savings Plan was also resolved and dismissed, resulting in the payment of $1.5 million to the plaintiffs in fiscal year 2008; however, the distribution of applicable settlement proceeds remains ongoing.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Litigation arising from alleged patent infringement
On April 4, 2008, JP Morgan Chase & Co. (“JPMorgan”) filed a lawsuit against Affiliated Computer Services, Inc. and ACS SLS (collectively, “ACS”) in U.S. District Court in Wilmington, Delaware. JPMorgan seeks certain declarations as well as unspecified monetary damages related to alleged violations by ACS of JPMorgan’s electronic payment card, lockbox, and check processing and imaging patents. ACS is vigorously defending this lawsuit and has counterclaimed against JPMorgan seeking certain declarations as well as monetary damages related to JPMorgan’s violations of ACS’s payment processing patents. At this time, the likely outcome of this matter is not determinable with a reasonable degree of assurance.
Other
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2009, $643.5 million of our outstanding surety bonds and $72.2 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $18.8 million of our letters of credit secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
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
Our Commercial Education business performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2009, we serviced a FFEL portfolio of approximately 5.0 million loans with an outstanding principal balance of approximately $55.6 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2009, other accrued liabilities include reserves which we believe to be adequate.
In addition to the foregoing, we are subject to certain other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although we cannot predict the outcomes of these other proceedings, we do not believe these other actions, in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20.	DIVESTITURES
Sale of bindery business
During fiscal year 2009, we completed the sale of our bindery business in our Government segment and recorded a pre-tax gain on the sale of approximately $0.2 million ($0.8 million loss, net of income tax) in other operating expenses in our Consolidated Statements of Income. The bindery business was not strategic to our ongoing operations.
Revenues from the bindery business were $0.2 million, $14.3 million and $13.1 million for fiscal years 2009, 2008 and 2007, respectively. Operating (loss) income from the bindery business, excluding the gain on sale, was $(0.1 million), $3.4 million and $3.0 million for fiscal years 2009, 2008 and 2007, respectively.
Sale of Unclaimed Property Reporting and Recovery Business
During fiscal year 2008, we completed the sale of Unclaimed Property Reporting and Recovery (“UPRR”) in our Commercial segment. We recorded a gain on the sale of approximately $1.1 million ($0.7 million, net of income tax) and $1.0 million ($0.6 million, net of income tax) during fiscal year 2009 and 2008, respectively, in other operating expenses in our Consolidated Statements of Income. The UPRR business was not strategic to our ongoing operations.
Revenues from the UPRR business were $0.1 million, $14.0 million and $18.0 million for fiscal years 2009, 2008 and 2007, respectively. Operating income from the UPRR business, excluding the gain on sale, was $0, $0.6 million and $1.1 million for fiscal years 2009, 2008 and 2007, respectively.
Sale of Government Decision Support Business
During fiscal year 2008, we completed the sale of our decision support business in our Government segment and recorded a gain on the sale of approximately $2.4 million ($1.6 million, net of income tax) in other operating expense in our Consolidated Statements of Income. The decision support business was not strategic to our ongoing operations.
Revenues from the decision support business were $3.6 million and $7.9 million for fiscal years 2008 and 2007, respectively. Operating income from the decision support business, excluding the gain on sale, was $1.3 million and $2.7 million for fiscal years 2008 and 2007, respectively.
The after tax proceeds from these divestitures were used for general corporate purposes.
21.	CONTRACT WITH THE DEPARTMENT OF EDUCATION
We provide comprehensive loan servicing for the Department of Education’s (the “Department”) Direct Student Loan program under the Common Services for Borrowers contract. Annual revenues from this contract represented approximately 3%, 3% and 4% of our fiscal year 2009, 2008 and 2007 revenues, respectively. We expect the contract to continue through the middle of fiscal year 2012 under the remaining two performance based periods. The Department may also exercise two additional option years at their discretion.
In May 2007, we and the Department agreed to cease development of certain software contemplated under the Common Services for Borrowers contract. At that time, we had implemented approximately $39.0 million of internally developed software into the current production system. As a result of the decision to cease development, we recorded a non-cash impairment charge of approximately $76.4 million (approximately $48.3 million, net of income tax) related to in-process capitalized development costs.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22.	RELATED PARTY TRANSACTIONS
Prior to 2002, we had guaranteed $11.5 million of certain loan obligations owed to Citicorp USA, Inc. by DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). In July 2002, our Chairman of the Board of Directors assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. As partial consideration for the release of our corporate guaranty, we agreed to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. In the first quarter of fiscal year 2003, we purchased $1.0 million in prepaid charter flights at favorable rates from DDH. In the second quarter of fiscal year 2007, we were notified by DDH of their intent to wind down operations; therefore, we recorded a charge of $0.6 million related to the unused prepaid charter flights. We made no payments to DDH during fiscal years 2009, 2008 and 2007 but plan to continue providing administrative services to DDH until the wind down of DDH operations is complete.
During fiscal years 2009, 2008, 2007 and 2006, we purchased approximately $5.7 million, $4.9 million, $5.8 million and $8.8 million, respectively, of office products and printing services from Prestige Business Solutions, Inc., a supplier owned by the daughter-in-law of our Chairman. These products and services were purchased on a competitive bid basis in substantially all cases. We believe this relationship has allowed us to obtain these products and services at quality levels and costs more favorable than would have been available through alternative market sources.
23.	SEGMENT INFORMATION
We are organized into Commercial and Government segments due to the different operating environments of each segment, caused by different types of clients, differing economic characteristics, and the nature of regulatory environments.
Approximately 92%, 92% and 93% of our consolidated revenues for fiscal years 2009, 2008 and 2007, respectively, were derived from domestic clients. Our five largest clients accounted for approximately 14%, 13% and 13% of our fiscal years 2009, 2008 and 2007 revenues. Our largest client, Sprint Nextel Corporation, represented approximately 4%, 4% and 3% of our consolidated revenues for fiscal years 2009, 2008 and 2007, respectively.
The accounting policies of each segment are the same as those described in the summary of significant accounting policies (please see Note 1).

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the results of the segments consistent with our management system (in thousands):

	Commercial	Government	Corporate	Consolidated
Fiscal Year Ended June 30, 2009
Revenues (a)	$3,909,293	$2,613,871	$-	$6,523,164
Operating expenses (excluding impairment charge and depreciation and amortization)	3,242,101	2,086,380	113,706	5,442,187
Depreciation and amortization expense	276,289	115,248	3,497	395,034

Operating income (loss)	$390,903	$412,243	$(117,203)	$685,943

Total assets	$3,387,057	$2,781,002	$732,914	$6,900,973

Capital expenditures, net	$166,143	$129,180	$24,944	$320,267

Fiscal Year Ended June 30, 2008
Revenues (a)	$3,673,981	$2,486,569	$-	$6,160,550
Operating expenses (excluding impairment charge and depreciation and amortization)	3,046,826	1,935,066	153,009	5,134,901
Depreciation and amortization expense	278,688	100,283	1,600	380,571

Operating income (loss)	$348,467	$451,220	$(154,609)	$645,078

Total assets	$3,271,316	$2,728,796	$469,287	$6,469,399

Capital expenditures, net	$151,689	$112,243	$4,016	$267,948

Fiscal Year Ended June 30, 2007
Revenues (a)	$3,404,935	$2,367,544	$-	$5,772,479
Operating expenses (excluding gain on sale of business and depreciation and amortization)	2,844,545	1,820,006	148,367	4,812,918
Software impairment charge	-	76,407	-	76,407
Depreciation and amortization expense	247,363	97,348	1,488	346,199

Operating income (loss)	$313,027	$373,783	$(149,855)	$536,955

Total assets	$3,174,031	$2,601,765	$206,633	$5,982,429

Capital expenditures, net	$202,283	$112,851	$1,709	$316,843

(a)	Revenues in our Commercial segment for fiscal years 2009, 2008 and 2007 include revenues from operations divested through June 30, 2009 of $0.1 million, $14.0 million and $18.0 million, respectively. Revenues in our Government segment for fiscal years 2009, 2008 and 2007 include revenues from operations divested through June 30, 2009 of $0.2 million, $17.9 million and $21.9 million, respectively.
24.	REVENUES BY SERVICE LINE
Our revenues by service line over the past three years are shown in the following table (in thousands):

	Fiscal Year Ended June 30,
	2009	2008	2007
Business process outsourcing (a)	$5,148,750	$4,792,403	$4,322,164
Information technology services	1,025,469	1,041,036	1,013,801
Systems integration services	348,945	327,111	436,514

Total	$6,523,164	$6,160,550	$5,772,479

(a)	Includes $0.3 million, $31.9 million and $39.9 million of revenues for fiscal years 2009, 2008 and 2007, respectively, from operations divested through June 30, 2009.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
25.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     (In thousands, except per share amounts)

	June 30,	March 31,	December 31,	September 30,
Fiscal Year Ended June 30, 2009	2009	2009	2008	2008
Revenues	$1,696,211	$1,610,429	$1,612,070	$1,604,454
Operating income	$170,335	$174,321	$168,539	$172,748
Net income	$97,547	$93,244	$75,517	$83,635

Earnings per share – basic	$1.00	$0.96	$0.77	$0.86
Weighted average shares outstanding	97,617	97,572	97,548	97,307

Earnings per share – diluted	$0.99	$0.95	$0.77	$0.85
Weighted average shares outstanding — diluted	98,089	98,042	97,811	98,091

	June 30,	March 31,	December 31,	September 30,
Fiscal Year Ended June 30, 2008	2008	2008	2007	2007
Revenues	$1,613,655	$1,542,370	$1,511,442	$1,493,083
Operating income	$177,872	$163,911	$157,894	$145,401
Net income	$98,632	$82,638	$81,596	$66,144

Earnings per share – basic	$1.02	$0.86	$0.82	$0.66
Weighted average shares outstanding	96,703	96,089	99,505	99,721

Earnings per share – diluted	$1.01	$0.85	$0.81	$0.65
Weighted average shares outstanding — diluted	97,719	96,921	100,310	100,986
26.	NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted SFAS 157 effective July 1, 2008. Please see Note 18 for a discussion of the adoption of SFAS 157 and the related FASB Staff Positions and the impact on our financial condition and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS 159 effective July 1, 2008. We did not elect the fair value option under SFAS 159 for any of our financial assets or liabilities upon adoption. The adoption of SFAS 159 did not have a material impact on our financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer accounts for business combinations. SFAS 141(R) includes guidance for recognizing and measuring the assets acquired, liabilities assumed, and any noncontrolling or minority interests in an acquisition. SFAS 141(R) applies prospectively and will become effective for the company for business combinations occurring on or after July 1, 2009. In association with the adoption of SFAS 141(R), we will record a write-down of costs incurred for proposed acquisitions of approximately $3.8 million ($2.4 million, net of income tax) on July 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a separate component of equity, and net income attributable to the parent and to the noncontrolling interest to be separately identified in the income statement. SFAS 160 also requires changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
applies prospectively and is effective for the Company beginning July 1, 2009. Certain presentation requirements of SFAS 160 are effective retrospectively. We anticipate no impact on the financial position or results of operations as a result of the adoption of SFAS 160.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 was intended to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. In June 2009, SFAS 162 was superseded by the FASB’s issuance of SFAS No. 168, “The FASB Accounting Standard Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS 162, establishes the FASB Accounting Standard Codification™ as the source of authoritative accounting principles recognized by the FASB and identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for the Company on July 1, 2009. We do not anticipate the adoption of SFAS 168 will have an impact on our financial condition or results of operations.
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the Company on June 30, 2009 and was adopted on that date. There was no impact on our financial condition or results of operations as a result of the adoption of SFAS 165.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2009. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were operating effectively as of June 30, 2009.
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
As discussed in Note 3 to the Consolidated Financial Statements, in December 2008 we acquired Grupo Multivoice (“Multivoice”). We have excluded the Multivoice business from the scope of our assessment of our internal control over financial reporting as of June 30, 2009. The Multivoice business’ total revenues and total assets represent 0.5% and 0.7%, respectively of the related consolidated financial statement amounts as of and for the year ended June 30, 2009.
As discussed in Note 3 to the Consolidated Financial Statements, in March 2009 we completed the acquisition of e-Services Group International (“e-Services”). We have excluded the e-Services business from the scope of our assessment of our internal control over financial reporting as of June 30, 2009. The e-Services business’ total revenues and total assets represent 0.3% and 1.4%, respectively of the related consolidated financial statement amounts as of and for the year ended June 30, 2009.
Also as discussed in Note 3 to the Consolidated Financial Statements, in June 2009, we completed the acquisition of VBHG Ltd (“Anix”). We have excluded the Anix business from the scope of our assessment of our internal control over financial reporting as of June 30, 2009. The Anix business’ total revenues and total assets represent 0.1% and 1.4%, respectively of the related consolidated financial statement amounts as of and for the year ended June 30, 2009.
Management has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of June 30, 2009, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ending June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
Directors
The following table lists, as of August 20, 2009, the name and principal occupation of each director and the year in which each such person was first elected as a director.

		Served as
		Director
Name	Principal Occupation	Since
Darwin Deason	Chairman of the Board of Directors	1988
Lynn R. Blodgett	President and Chief Executive Officer	2005
Robert Druskin	Investor	2008
Kurt R. Krauss	Investor/Managing Member of Sachem Investments, LLC	2007
Ted B. Miller Jr.	Investor	2007
Paul E. Sullivan	Member, Frost Brown Todd, LLC	2008
Frank Varasano	Investor	2007
Business Experience of each Director
Set forth below is certain information, as of August 20, 2009, with respect to each of the directors.
Darwin Deason, age 69, has served as our Chairman of the Board of Directors since our formation in 1988. Mr. Deason also served as Chief Executive Officer from our formation until February 1999. Prior to our formation, Mr. Deason spent 20 years with MTech Corp., a data processing subsidiary of MCorp, a bank holding corporation based in Dallas, Texas, serving as MTech’s Chief Executive Officer and Chairman of the Board of Directors from 1978 until April 1988, and also serving on the boards of various subsidiaries of MTech and MCorp.
Lynn R. Blodgett, age 55, has served as President and Chief Executive Officer since November 2006 and has served as a director since September 2005. Mr. Blodgett previously served as Executive Vice President and Chief Operating Officer from September 2005 to November 2006. Prior to that time he had served as Executive Vice President and Group President — Commercial Solutions since July 1999. From March 1990 until July 1999 Mr. Blodgett served as President of ACS Business Process Solutions, Inc. (formerly Unibase Technologies, Inc., an entity that we acquired in 1996).
Robert Druskin, age 62, has served as a director since March 2008. From December 2006 to December 2007, Mr. Druskin served as Chief Operating Officer of Citigroup and a member of its Office of the Chairman. He was also a member of the Citi Business Heads, Operating, and Management committees. From April 1996 to August 1997 he served as head of Asset Management and the Futures Division. In August 1997, he returned to the position of Chief Administrative Officer and in September 2000 he became Chief Operations and Technology Officer for Citigroup. From August 2002 through December 2003, he was the President and Chief Operating Officer of Citi Markets & Banking and from December 2003 to December 2006 served as Chief Executive Officer of that business. Prior to Citigroup, Mr. Druskin worked at Smith Barney, which he joined in 1991 as Chief Administrative Officer. Before joining Smith Barney, Mr. Druskin was the Chief Financial Officer of Shearson Lehman Brothers Inc. and Shearson Lehman Brothers Holdings Inc. and a member of its Executive Committee. Mr. Druskin is a member of the Board of Directors of E*Trade Financial Corporation. Mr. Druskin serves on the Rutgers Board of Trustees. Additionally, he is on the Board of Directors of the United Negro College Fund. Mr. Druskin received his B.A. from Rutgers University.
Kurt R. Krauss, age 59, has served as a director since November 2007. From 1978 to 1992, Mr. Krauss was a partner with Booz Allen Hamilton. He also served on the firm’s Board of Directors. From 1992 to 1997, Mr. Krauss was Managing Partner of the Mead Point Group, a management consulting firm which he founded with offices in Greenwich, Connecticut, and London, England. From 1997 to 2000, he served as Chief Financial Officer of Burson-Marsteller, a leading global public relations and public affairs firm. Currently, Mr. Krauss is the Managing Member of Sachem Investments LLC, an investment company he founded in 2001. Mr. Krauss has served on the Boards of Directors of Zila, Inc., Loudeye Corporation and several not-for-profit organizations. Mr. Krauss received a Master of Science in Industrial Administration from Carnegie-Mellon University and a Bachelor of Arts in Mathematics from Heidelberg College.
Ted B. Miller Jr., age 58, has served as a director since November 2007. From 1996 to 2001, Mr. Miller was the Chief Executive Officer of Crown Castle International Corp., a wireless communications company he founded in 1995 which grew from start up to a multi-billion market capitalization. He was Chairman of the Crown Castle Board of Directors from 1999 to 2002. Prior to founding Crown Castle, Mr. Miller was involved in the commercial real estate development, management and brokerage business and various investments including the media business as an original licensee of Blockbuster Video. Mr. Miller is currently President of 4M Investments LLC, an international private investment company. He is currently the Chairman and majority shareholder of M7 Aerospace LP, an internationally diversified privately held aerospace service, manufacturing and technology company. He is also Chairman and majority shareholder of Intercomp Technologies LLC, a privately held payroll outsourcing company with operations in Europe. Mr. Miller received a Juris Doctor from Louisiana State University and a Bachelor of Business Administration from the University of Texas.
Paul E. Sullivan, age 65, has served as a director since February 2008. Mr. Sullivan is a member of the law firm of Frost Brown Todd, LLC in Lexington, Kentucky. He has practiced law for over 35 years and has a substantial legal practice in complex corporate transactions and commercial litigation within the banking, manufacturing and minerals extraction industries. From 1975 to 1981, Mr. Sullivan practiced in his own law firm in Lexington, Kentucky, which he merged with Brown Todd & Heyburn, predecessor to Frost Brown Todd, in 1981. Prior to that time, Mr. Sullivan served as General Counsel to the Kentucky Department of Banking and Securities and as General Counsel to the Department of Labor for the State of Kentucky. Mr. Sullivan serves on the Board of Directors for the Central Bank and Trust Company (the largest Kentucky based bank). In addition to serving as a director, Mr. Sullivan has served on the Bank’s audit, trust (chairman) and compensation committees. Mr. Sullivan also serves on the boards of Central Bancshares, Inc., the holding company for the Bank and Central Bank, FSB, an affiliate savings bank. Mr. Sullivan received both a Juris Doctor and a Bachelor of Arts from the University of Kentucky.
Frank Varasano, age 63, has served as a director since November 2007. From 1999 to 2001, Mr. Varasano served as Executive Vice President of Oracle Corporation. Prior to that, Mr. Varasano held several senior management positions during his 26-year tenure at Booz Allen Hamilton. As a Senior Vice President he led Booz Allen Hamilton’s largest practice (Engineering and Manufacturing), largest office (New York) and largest regional profit center (United States). He also served on the firm’s Board of Directors and Executive Committee. Currently, Mr. Varasano is Chief Executive Officer of a start-up company he founded. From 2005 to 2006, Mr. Varasano served as a director of Loudeye Corporation, serving on the Compensation Committee and the Special Committee that led the analysis and review of the sale of Loudeye to Nokia. Mr. Varasano holds a Masters in Business Administration from Harvard Business School and a Bachelor of Science degree from the United States Naval Academy. He also served as an officer aboard the USS Patrick Henry, a nuclear submarine.
Except as set forth above, none of the above directors holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of the Securities Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.
Executive Officers
In addition to Messrs. Deason and Blodgett, the following were executive officers as of August 20, 2009:

Name	Position With The Company
Tom Burlin	Executive Vice President and Chief Operating Officer – Government Solutions
Tom Blodgett	Executive Vice President and Chief Operating Officer – Commercial Solutions
Kevin Kyser	Executive Vice President and Chief Financial Officer
John Rexford	Executive Vice President – Corporate Development
Dave Amoriell	Executive Vice President and Group President – Transportation Solutions
Joseph Doherty	Executive Vice President and Group President – Government Solutions
Connie Harvey	Executive Vice President and Group President – Business Process Outsourcing
Derrell James	Executive Vice President and Group President – Information Technology Outsourcing
Ann Vezina	Executive Vice President and Group President – Commercial Solutions
Tas Panos	Executive Vice President, General Counsel and Secretary
Lora Villarreal	Executive Vice President and Chief People Officer
Laura Rossi	Senior Vice President and Chief Accounting Officer

Business Experience of each Executive Officer
Tom Burlin, age 51, has served as Executive Vice President and Chief Operating Officer – Government Solutions since May 2009. Prior to that time, he served as Executive Vice President and Chief Operating Officer from May 2007 to May 2009. Mr. Burlin served as Executive Vice President and Chief Operating Officer – Government Solutions from December 2006 to May 2007, and as Executive Vice President and Group President – Government Solutions from June 2005 to December 2006. From July 1979 to May 2005, Mr. Burlin was employed by International Business Machines Corporation, most recently as their General Manager and Partner – U.S. Federal and Global Government.
Tom Blodgett, age 56, has served as Executive Vice President and Chief Operating Officer – Commercial Solutions since May 2009. Prior to that time, he served as Executive Vice President and Group President – Business Process Solutions from May 2007 to June 2009. Mr. Blodgett served as President and Managing Director of our Business Process Solutions Group from July 1998 to May 2007 and as Vice President of Operations in Sandy, Utah from 1992 to July 1998. Mr. Blodgett was previously with the sales and marketing team of Siemens Nixdorf Information Systems.
Kevin Kyser, age 42, has served as Executive Vice President and Chief Financial Officer since September 2007. Prior to that time Mr. Kyser served as Executive Vice President, Finance and Accounting from March 2007 to September 2007, Senior Vice President, Chief Financial Officer – Commercial Solutions from April 2006 to March 2007, Senior Vice President, Investor Relations from September 2001 to April 2006 and as Vice President, Corporate Controller from April 1997 to September 2001. In addition to six years of experience in the oilfield services industry, Mr. Kyser served for approximately three years on the audit staff of KPMG LLP.
John H. Rexford, age 52, has served as Executive Vice President, Corporate Development since March 2001. Mr. Rexford served as a director from November 2006 to November 2007. From November 2006 to September 2007 he also served as Executive Vice President and Chief Financial Officer. Prior to March 2001, Mr. Rexford served as a Senior Vice President in our mergers and acquisitions area beginning November 1996. For the period from November 1986 until November 1996, Mr. Rexford served in various capacities with Citicorp North America, Inc.
David Amoriell, age 52, has served as Executive Vice President and Group President – Transportation Solutions since March 2009. Prior to his joining the Company, Mr. Amoriell served in various management positions with International Business Machines, including General Manager for IBM’s Federal sector portfolio and Vice President for the Federal Homeland Security, Environment, Transport and Intelligence programs within the IBM Global Services Public Sector.
Joseph Doherty, age 49, has served as Executive Vice President and Group President – Government Solutions since July 2008. From March 1998 until July 2008, Mr. Doherty served as President, Americas Outsourcing, for Computer Sciences Corporation, a global consulting, systems integration and outsourcing company. Prior to joining Computer Services Corporation, Mr. Doherty had a 20-year career with the U.S. Navy.
Connie Harvey, age 47, has served as Executive Vice President since August 2009 and as Group President – Business Process Outsourcing since June 2009. Prior to that date, Ms. Harvey served as Managing Director for the Healthcare Payer and Insurance line of business from January 2006 until June 2009, Managing Director of Human Resource Outsourcing from March 2005 to January 2006, Managing Director for the Healthcare Payer line of business from November 2003 until March 2005, and Regional Vice President of the Caribbean Region from August 2001 to November 2003. Prior to joining the Company, Ms. Harvey served as the Managing Director of the Caribbean operations for National Processing Company.
Derrell James, age 47, has served as Executive Vice President and Group President – Information Technology Outsourcing since April 2008. From October 2006 to April 2008, Mr. James served in various managing capacities within our organization. Prior to October 2006, he served in various management positions at EMC Corporation, including serving as Senior Vice President of Technology Solutions. Prior to EMC Corporation, he was at Perot Systems, where he served as Vice President of the Global Infrastructure Services Division.
Ann Vezina, age 46, has served as Executive Vice President and Group President – Commercial Solutions since May 2007. Prior to that date, Ms. Vezina served as Executive Vice President and Chief Operating Officer – Commercial Solutions from December 2006 to May 2007, as Executive Vice President and Group President – Commercial Solutions from March 2006 to December 2006, and as Managing Director, Business Process Solutions from May 2003 to March 2006. From July 1985 until May 2003, Ms. Vezina served in various capacities with Electronic Data Systems and was a Client Sales Manager at the time she departed EDS in May 2003.

Tas Panos, age 53, has served as Executive Vice President, Corporate Secretary and General Counsel since January 2008. From May 2002 until January 2008, Mr. Panos served in various managing capacities within our legal department, most recently as Senior Vice President and Group Counsel. From June 1985 to May 2002, Mr. Panos was in private law practice.
Lora J. Villarreal, Ph.D., age 65, has served as Executive Vice President and Chief People Officer since May 2007. Prior to that date, Ms. Villarreal served as Senior Vice President and Chief People Officer from May 1998 to May 2007. Ms. Villarreal has served in several capacities in her more than 20 years of experience in human resources, including as Vice President at Transamerica Real Estate Information Companies and First Data Resources, Inc.
Laura Rossi, age 45, has served as Senior Vice President and Chief Accounting Officer since February 2008. From October 2001 through February 2008, she served as Corporate Controller for the Company. Prior to joining the Company in November 2000, Ms. Rossi held various positions with Bristol Hotels & Resorts and Southmark Corporation.
Please see Item 13 for a description of any family relationships involving directors and executive officers.
Corporate Governance
Director Independence
Effective March 31, 2009, our Board of Directors amended our Director Independence Standards to be consistent with the independence standards set forth in Section 303A.02 of the New York Stock Exchange (“NYSE”) listing standards. The Board of Directors has made an affirmative determination that Messrs. Druskin, Krauss, Miller, Sullivan and Varasano are independent and have no material relationship with the Company. The Director Independence Standards can be located on our web site at www.acs-inc.com in the “Investor Relations” section under the “Governance Documents” caption.
Audit Committee
The Audit Committee consists of three independent directors – Messrs. Krauss (Chairman), Miller and Druskin. All of the aforementioned Audit Committee members are independent as defined in the NYSE listing standards. Upon consideration of the attributes of an audit committee financial expert as set forth in Section 407(d) of Regulation S-K promulgated by the SEC, the Board of Directors determined that Mr. Krauss (i) possessed those attributes, which were gained through his experience summarized in Item 10 above and he was designated as the Audit Committee Financial Expert and (ii) is independent, as defined in the NYSE listing standards.
Stockholder and Interested Party Communications
Stockholders and other interested parties may communicate with any member of the Board of Directors, including in their capacities as members of committees of the Board of Directors, or in the alternative, with the non-management directors as a group, as indicated in the “Investor Relations” section under the “Officers and Directors” caption, by submitting an e-mail to director@acs-inc.com or by sending a written communication to: ACS Board of Directors, Affiliated Computer Services, Inc., c/o ACS Ethics Office, 2828 N. Haskell, Bldg 1, 9th Floor, Dallas, Texas 75204. Stockholders and other interested parties may also call toll free and leave a message for the Board of Directors, the presiding director or the non-management directors at (800) 443-1946.
Code of Ethics
We are dedicated to earning the trust of our clients and investors and our actions are guided by the principles of honesty, trustworthiness, integrity, dependability and respect. Our Board of Directors has adopted a Code of Ethical Business Conduct that applies to all employees and directors and a Code of Ethics for Senior Financial Officers that applies to designated financial and accounting officers, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Both of these codes are posted on our web site at www.acs-inc.com in the “Investor Relations” section under the “Governance Documents” caption. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for Senior Financial Officers, if any, by posting such information on our web site at www.acs-inc.com in the “Investor Relations” section under the “Governance Documents” caption. Our Code of Ethical Business Conduct and our Code of Ethics for Senior Financial Officers are also available free of charge to any stockholder upon written request to 2828 North Haskell Avenue, Dallas, Texas 75204, Attention: Tas Panos, Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock held by such persons within a specified period of time. These persons are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and without further inquiry, all required forms for fiscal year 2009 were filed on time.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Program and Philosophy
Our general compensation philosophy is that total compensation should vary based on our achievement of defined financial and non-financial goals and objectives, both individual and corporate. The Company’s compensation structure centers around a “pay for performance” philosophy. Base salaries for our managers are generally maintained at a level below the market median, but managers have the opportunity to receive bonuses if their individual performance and the performance of their business unit meet certain goals, which if full bonuses are earned, results in their total compensation exceeding the market median. This philosophy applies more generally to all of our officers and senior management personnel, with the level of variability and the proportionate amount of bonus compensation increasing as the employee’s level of responsibility increases. Each executive officer’s bonus is based on the Company’s achievement of defined financial goals and objectives, based only on consolidated corporate results, but subject to applicable business unit minimum profit growth. Our named executive officers for fiscal year 2009 (the “named executive officers”) were Darwin Deason, Chairman of the Board of Directors; Lynn Blodgett, President and Chief Executive Officer; Tom Burlin, Executive Vice President and Chief Operating Officer – Government Solutions (and our Executive Vice President and Chief Operating Officer from May 2007 to May 2009); John Rexford, Executive Vice President, Corporate Development (and our Executive Vice President and Chief Financial Officer from November 2006 to September 2007); Kevin Kyser, Executive Vice President and Chief Financial Officer (from September 2007) and Tom Blodgett, Executive Vice President and Chief Operating Officer – Commercial Solutions (and our Executive Vice President and Group President – Business Process Solutions from May 2007 to June 2009).
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
Comparative Review
Our executive compensation program is intended to provide our named executive officers with overall levels of compensation that are competitive within the business process and information technology outsourcing industry, as well as within a broader spectrum of companies of similar size and complexity. In fiscal year 2009, our President and Chief Executive Officer, Lynn Blodgett reviewed compensation and bonus information for the Company’s executive officers other than himself and submitted compensation recommendations to Mr. Deason and the Compensation Committee. In addition, please refer to the discussion in the section entitled “Certain Executive Arrangements” below.
In setting executive compensation for fiscal year 2009, the Compensation Committee relied on information provided by Mercer Human Resource Consulting with respect to the compensation of the chief executive officers, chief operating officers and chief financial officers of our outsourcing peers, who were selected without regard to revenue or market capitalization. The companies included in the outsourcing peer group were Accenture Ltd.; Automatic Data Processing, Inc.; Computer

Sciences Corporation; Convergys Corporation; DST Systems Inc.; Hewlett-Packard Company; Fiserv, Inc.; Hewitt Associates, Inc.; Perot Systems Corporation; and Unisys Corporation. The peer group comparison was also used by Mr. Deason to make recommendations to the Compensation Committee for fiscal year 2009 executive compensation. The Compensation Committee used the comparative peer group information in considering and approving the recommendation of Mr. Deason.
Elements of Compensation
There are six major elements that comprise our compensation program for our named executive officers: (i) base salary; (ii) annual incentive opportunities, such as bonuses; (iii) long-term incentives — our stock incentive plans; (iv) generally available benefit programs; (v) executive perquisites; and (vi) change of control agreements. ACS has selected these elements because each is considered useful and necessary to meet one or more of the principal objectives of our compensation policy. For example, base salaries and bonus target percentages are set with the goal of attracting employees and adequately compensating and rewarding employees on a day-to-day basis for the time spent and the services they perform, while our equity programs are geared toward providing an incentive and reward for the achievement of long-term business objectives and retaining key talent. The Compensation Committee believes that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the objectives of our compensation program.
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
At a meeting of our Compensation Committee in August 2008, the salaries for our current named executive officers for fiscal year 2009 were approved. Mr. Deason’s base salary under his employment agreement increased from $924,158 to $1,017,437, Mr. Lynn Blodgett’s base salary increased from $750,000 to $850,000, Mr. Burlin’s base salary increased from $500,000 to $600,000, Mr. Rexford’s base salary increased from $500,000 to $515,000, Mr. Kyser’s base salary increased from $330,000 to $430,000 and Mr. Tom Blodgett’s base salary increased from $425,000 to $465,000 (which was subsequently increased to $600,000 upon his promotion to Chief Operating Officer – Commercial Solutions during the latter part of fiscal year 2009).

•	Incentive Bonus
Fiscal Year 2009 Senior Executive Annual Incentive Plan
For fiscal year 2009, our executive officers, including our named executive officers, were participants in the Senior Executive Annual Incentive Plan (“Senior Incentive Plan”) which was approved at the 2008 Annual Meeting of Stockholders. For fiscal year 2008, our executives, including our named executive officers, participated the fiscal year 2008 annual Bonus Plan in which other officers and employees participated.
The performance goals established for the Senior Incentive Plan were revenue growth, growth in earnings before interest and taxes, and a cash flow metric (determined as earnings before interest, taxes, depreciation and amortization, plus non-operating (income) expense (excluding intercompany interest), plus equity compensation expense per SFAS 123(R), less such unusual items such as gain or loss on divestiture, plus/minus capital expenditures and additions to intangible assets (per the cash flow statement), plus/minus changes in accounts receivables and unearned revenue (per the cash flow statement)). In addition, the performance goals included growth in consolidated earnings per share. Our named executive officers had no individual bonus goals.
Under the Senior Incentive Plan, no bonuses would have been payable if the Company’s growth in consolidated earnings before interest and taxes was less than 4%. In addition, participants are subject to a corporate growth requirement in earnings before interest and taxes of 5% or more. The Senior Incentive Plan performance goals were approved by the Compensation Committee.
The Senior Incentive Plan required the exclusion of items that it determined were unusual or one time events that were not indicative of the performance of the named executive officers for the year from the calculation of the financial metrics used to determine bonus achievement. Adjustments made to financial metrics in one fiscal year are generally intended to be carried forward to the next fiscal year to determine bonus achievement for that next fiscal year. Most metrics are based on growth from the prior year results. Since the Senior Incentive Plan allows, and in some cases requires, adjustments to actual results to determine the current year bonus achievement, we subsequently make these same adjustments when setting the baseline used for the subsequent year growth metrics.
In fiscal year 2009, the operating income was adjusted to exclude certain unusual items, principally costs related to the stock option investigations, negotiations for a potential transaction involving the Company, the shareholder derivative lawsuits, divestiture-related gains on sale and certain large loss contracts.
We have not disclosed target levels with respect to specific quantitative or qualitative performance-related factors considered by the Compensation Committee because disclosure of the specific performance goals would give our competitors information that could be leveraged for competitive advantage which would result in competitive harm to the Company. The maximum bonus that any executive officer received for the fiscal year 2009 under the Senior Incentive Plan was $1,228,555. The Compensation Committee certified the achievement of the performance goals before the bonuses were paid. We believe that the target levels of performance are generally difficult to achieve and the likelihood of attaining the goals is not assured.
•	Long Term Incentives — Our Stock Incentive Plans
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
We did not grant stock options to any of our named executive officers in fiscal year 2009 (except for a grant to Mr. Tom Blodgett in connection with his promotion to Chief Operating Officer – Commercial Solutions) but did grant options in fiscal year 2008 under our 2007 Equity Incentive Plan. All proposed stock option grants to employees, including executive officers, are considered and, if deemed acceptable to the Compensation Committee, approved at a formal meeting of the Compensation Committee. The Company’s stock option grant policy adopted on May 25, 2006, revised on January 22, 2007 and amended on May 28, 2009 (hereafter, our “Stock Option Grant Policy”), requires, among other things: (i) a formal meeting to approve option grants to employees is held after August 15th of each year; (ii) a formal meeting to approve option grants to new hires, employees receiving a grant in connection with a promotion, or persons who become ACS employees as a result of an acquisition are to usually be held on the day prior to or the day of our regularly scheduled quarterly Board of Directors meeting; (iii) the date of the formal meeting at which a grant is approved is the option grant date; and (iv) the exercise price for each approved grant will not be less than the fair market value of a share of the Company’s Class A common stock on the date of grant which shall be determined by reference to the closing price for such stock on such date on the NYSE; provided that if a grant is made on a date when the NYSE is closed, then the fair market value of a share of the Company’s Class A common stock on the date of grant shall be determined by reference to the closing price for such stock on the last day prior to the stock option grant date on which the NYSE was open for trading activities.
On August 15, 2007, the Compensation Committee granted the following number of options to the named executive officers under the 2007 Equity Incentive Plan (with those options having a forfeiture provision in case a change in control occurred within six months after grant), with the understanding that no grants would likely be made to the named executive officers in fiscal year 2009: 400,000 options to Lynn Blodgett; 200,000 to Tom Burlin and 150,000 to each of Kevin Kyser, John Rexford and Tom Blodgett. On August 15, 2008, the Compensation Committee granted no options to the named executive officers under the 2007 Equity Incentive Plan for fiscal year 2009. On May 27, 2009, the Compensation Committee granted 55,200 options under the 2007 Equity Incentive Plan to Thomas W. Blodgett in connection with his promotion to Chief Operating Officer – Commercial Solutions.
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
•	Executive Perquisites
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
•	Termination of Employment and Change of Control Benefits
In fiscal year 2009, all of our named executive officers had written change of control or employment agreements for benefits that were due to them upon a change of control. In addition, please refer to the discussion in the section entitled “Certain Executive Arrangements” below.
We believe that these change of control benefits are important to our ability to recruit executive officers. We also believe these benefits allow us to retain executives during times of unforeseen events when the executive’s future is uncertain, but continued employment of the executives may be necessary for the Company.
Additional information regarding the change of control payments and severance benefits payable to our named executive officers, including estimates of the amounts payable under such agreements assuming a change of control or termination as of June 30, 2009, is set forth in the section entitled “Post Termination Benefits” below.

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
The revised policy generally provides as follows:
•	Our Chief Executive Officer is required to own, within five years after he or she becomes subject to the guidelines, shares of our Class A common stock having a value equal to a minimum of five times his or her annual base salary.

•	Our other executive officers are required to own, within five years after he or she becomes subject to the guidelines, shares of our Class A common stock having a value equal to a minimum of three times his or her annual base salary.

•	Independent directors serving on the Board of Directors are required to own, within three years after they become subject to the guidelines, shares of our Class A common stock having a value equal to a minimum of three times their annual retainers.

•	Vested options to purchase Class A common stock may be counted as shares owned in determining compliance with the guidelines, but unvested options may not.
Our named executive officers currently subject to the guidelines hold shares and vested options in sufficient number to comply with the minimum ownership requirements of the revised policy. Our independent directors currently subject to the guidelines have not yet completed three years of service and therefore are not yet subject to the minimum requirements of the revised policy.
REPORT OF THE COMPENSATION COMMITTEE
The Compensation Committee reviewed and discussed with management of the Company the foregoing Compensation Discussion and Analysis. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this document.
Compensation Committee
TED B. MILLER, JR.* (Chairman)
PAUL E. SULLIVAN*
FRANK VARASANO*
Notwithstanding any statement in any of our filings with the SEC that might incorporate part or all of any future filings with the SEC by reference, the foregoing Report of the Compensation Committee is not incorporated by reference into any such filings.
* Each of Messrs. Miller and Varasano has served as a member of the Compensation Committee since November 25, 2007. Mr. Sullivan has served as a member of the Compensation Committee since March 19, 2008. Messrs. Miller, Sullivan and Varasano were not involved in and did not participate in any decision of the Compensation Committee prior to the date that they joined the Compensation Committee.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2009, 2008, AND 2007
The following table shows compensation information for our 2009, 2008, and 2007 fiscal years for our named executive officers:

							Change in
							Pension
							Value and
							Non-
						Non-Equity	Qualified
				Stock	Option	Incentive Plan	Deferred
Name And			Bonus	Awards	Awards	Compensation	Compensation	All Other
Principal Position	Year	Salary ($)	($)	($) (1)	($) (2)	($) (3)	Earnings ($)	Compensation ($)		Total ($)
Darwin Deason	2009	$1,013,491	—	—	$—	$1,228,555	$—	$232,244	(5)	$2,474,290
Chairman of the
Board	2008	923,911	—	—	102,411	1,772,856	(122,911)	312,233	(5)	2,988,500
	2007	916,053	—	—	2,048,835	1,835,468	952,710 (4)	219,033	(5)	5,972,099

Lynn Blodgett	2009	845,769	—	—	2,487,793	821,100	—	372,313	(6)	4,526,975
President &
Chief	2008	750,000	—	—	2,647,985	1,127,025	—	209,144	(6)	4,734,154
Executive
Officer	2007	695,769	—	—	1,767,183	1,200,000	—	29,985	(6)	3,692,937

Kevin Kyser	2009	425,770	—	—	635,792	311,535	—	15,802	(7)	1,388,899
Executive Vice
President and	2008	321,922	—	—	617,339	292,677	—	27,714	(7)	1,259,652
Chief Financial
Officer (starting
September 18,
2007)	2007	253,060	—	—	140,347	286,000	—	6,287	(7)	685,694

John Rexford	2009	514,366	—	—	1,029,083	373,118	—	15,090	(8)	1,931,657
Executive Vice	2008	500,000	—	—	1,128,992	459,608	—	22,579	(8)	2,111,179
President,
Corporate
Development
(Executive Vice
President and
Chief Financial
Officer until
September 18,
2007)	2007	429,108	—	—	796,062	600,000	—	291,419	(8)	2,116,589

Tom Burlin	2009	595,769	—	—	1,029,448	434,700	—	501,900	(9)	2,561,817
Executive Vice	2008	500,000	—	—	968,079	464,813	—	58,307	(9)	1,991,199
President and
Chief Operating
Officer —
Government
Solutions	2007	420,913	—	—	542,306	600,000	—	25,454	(9)	1,588,673

Tom Blodgett	2009	463,308	—	—	878,181	345,043	—	36,003	(10)	1,722,535
Executive Vice	2008	425,000	—	—	895,340	404,626	—	26,648	(10)	1,751,614
President and
Chief Operating
Officer –
Commercial
Solutions	2007	338,066	—	—	504,294	277,478	—	2,447	(10)	1,122,285
(1)	We did not grant any stock awards to our named executive officers during fiscal years 2009, 2008, or 2007.

(2)
The amount shown for each executive officer is the compensation cost recognized in our financial statements for fiscal years 2009, 2008, or 2007, as applicable, related to outstanding grants of stock options to each named executive officer to the extent we recognized compensation expense in such fiscal year for such awards in accordance with the provisions of SFAS 123(R). All of Mr. Deason’s outstanding option grants were related to prior years. For a discussion of valuation assumptions used in the SFAS 123(R) calculations, see Note 2 of the Notes to our Consolidated Financial Statements. We did not grant any stock appreciation rights to our named executive officers during fiscal years 2009, 2008, or 2007.

(3)
The amounts shown for 2009 were earned under our Senior Executive Annual Incentive Plan. The amounts shown for 2008 were earned under our FY08 Bonus Plan or were paid to the named executive officers in connection with the Company’s agreement to pay them the difference between the original option grant price and the grant price on the revised measurement date, if applicable, when the Company re-priced all or a portion of their outstanding option grants to avoid adverse tax consequences to individual option holders, with the named executive officers receiving these cash reimbursements for the option grant price amendments: Mr. Deason, $655,200; Mr. Lynn Blodgett, $401,398; Mr. Kyser, $53,220; Mr. Rexford, $96,796; Mr. Burlin, $102,000 and Mr. Tom Blodgett, $82,408. For a discussion of the option grant price amendments, see Note 14 of the Notes to our Consolidated Financial Statements. The amounts shown for 2007 were earned under our FY07 Bonus Plan or our Special Executive FY07 Bonus Plan.

(4)
We estimate that our obligation with respect to Mr. Deason under his Supplemental Executive Retirement Agreement decreased from $9,120,998 on June 30, 2007 to $8,998,087 on June 30, 2008. The Supplemental Executive Retirement Agreement was subsequently terminated. See Note 11 to our Consolidated Financial Statements.

(5)
Represents $87,144, $112,921, and $102,110 in non-business use of corporate aircraft calculated or based on the incremental cost to the Company in fiscal years 2009, 2008, and 2007, respectively; $6,685, $4,604, and $5,228 in auto expense in fiscal years 2009, 2008, and 2007, respectively; $11,310, $8,367, and $9,002 in group life insurance for fiscal years 2009, 2008, and 2007, respectively; $38,878, $52,607, and $4,799 in tax and estate planning services for fiscal years 2009, 2008, and 2007, respectively; $68,707, $127,346, and $86,219 in accounting and administrative services for fiscal years 2009, 2008, and 2007, respectively; and $19,520, $6,388, and $11,675 in medical costs under the Executive Medical Plan for fiscal years 2009, 2008, and 2007, respectively. We maintain an overall security program for Mr. Deason due to business-related security concerns. Mr. Deason is provided with security systems and equipment as well as security advice and personal protection services. The cost of these systems and services are incurred as a result of business-related concerns and are not maintained as perquisites or otherwise for the personal benefit of Mr. Deason. As a result, we have not included such costs in the “All Other Compensation” column. We expended $498,132 in fiscal year 2009, $480,698 in fiscal year 2008, and $423,011 in fiscal year 2007 for such security advice and personal protection services. With regard to the personal protection services, other executive officers and members of our Board of Directors receive the incidental benefit of these services when attending a meeting or other function at which Mr. Deason is also present; such incidental benefit has not been calculated or allocated for purposes of this table. Excluded from this table is $7,755,660 and $1,697,317 attributable to the costs of exercising 150,000 stock options issued under the Supplemental Executive Retirement Agreement and the amount paid for termination of the 300,000 stock options issued under the Supplemental Executive Retirement Agreement. For purposes of this table, we value the incremental cost to the Company for non-business use of corporate aircraft using a method that takes into account the cost of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar/parking costs and other variable costs. This method does not include the fixed costs that do not change based on usage, such as pilots’ salaries, the acquisition costs of the Company-owned or leased aircraft, and the cost of maintenance not related to trips.

(6)
Represents $4,259, $9,210, and $1,402 in non-business use of corporate aircraft calculated or based on the incremental cost to the Company in fiscal years 2009, 2008, and 2007, respectively; $2,939, $1,932, and $1,555 in group life insurance for fiscal years 2009, 2008, and 2007, respectively; $6,985, $6,989, and $6,988 in long term disability insurance for fiscal years 2009, 2008, and 2007, respectively; $5,157, $7,898, and $20,040 in medical costs under the Executive Medical Plan for fiscal years 2009, 2008, and 2007, respectively; $346,064 and $160,406 in relocation costs for fiscal years 2009 and 2008, respectively; $817, $2,875, and $0 in matching ACS Savings Plan contributions for fiscal years 2009, 2008, and 2007, respectively; $5,305, $7,500, and $0 in tax and estate planning services for fiscal years 2009, 2008, and 2007, respectively; and $787, $12,334, and $0 in awards in fiscal years 2009, 2008, and 2007, respectively. For purposes of this table, we value the incremental cost to the Company for non-business use of corporate aircraft using a method that takes into account the cost of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar/parking costs and other variable costs. This method does not include the fixed costs that do not change based on usage, such as pilots’ salaries, the acquisition costs of the Company-owned or leased aircraft, and the cost of maintenance not related to trips.

(7)
Represents $391, $293, and $192 in group life insurance for fiscal years 2009, 2008, and 2007, respectively; $5,200, $5,410, and $0 in long term disability insurance for fiscal years 2009, 2008, and 2007, respectively; $1,924, $4,211, and $3,609 in matching ACS Savings Plan contributions for fiscal years 2009, 2008, and 2007, respectively; $7,607, $7,061, and $2,486 in medical costs under the Executive Medical Plan for fiscal years 2009, 2008, and 2007, respectively; and $680, $10,739, and $0 in awards for fiscal years 2009, 2008, and 2007, respectively.

(8)
Represents $1,261, $1,242, and $860 in group life insurance for fiscal years 2009, 2008, and 2007, respectively; $4,577, $7,824, and $8,844 in long term disability insurance for fiscal years 2009, 2008, and 2007, respectively; $1,203, $4,125, and $6,230 in matching ACS Savings Plan contributions for 2009, 2008, and 2007, respectively; $7,369, $7,243, and $7,638 in medical costs under the Executive Medical Plan for fiscal years 2009, 2008, and 2007, respectively; $0,

$1,000, and $0 in tax and estate planning services for fiscal years 2009, 2008, and 2007, respectively; $680, $1,145, and $0 in awards for fiscal years 2009, 2008, and 2007, respectively; and $0, $0, and $267,847 in commission payments related to mergers and acquisitions activity for fiscal years 2009, 2008, and 2007, respectively. A part of Mr. Rexford’s compensation in fiscal year 2007 was tied to commission payments for closed mergers and acquisitions based on a target percentage related to revenue acquired by the Company in such transactions.

(9)
Represents $1,369, $1,242, and $913 in group life insurance for fiscal years 2009, 2008, and 2007, respectively; $7,770, $5,463, and $24,541 in medical costs under the Executive Medical Plan for fiscal years 2009, 2008, and 2007, respectively; $577, $1,840, and $0 in matching ACS Saving Plans contributions for fiscal years 2009, 2008, and 2007, respectively; $680, $1,165, and $0 in awards for fiscal years 2009, 2008, and 2007, respectively; $5,306, $5,964, and $0 in long term disability insurance for fiscal years 2009, 2008, and 2007, respectively; and $486,198 and $42,633 of relocation costs for fiscal years 2009 and 2008, respectively.

(10)
Represents $2,030, $1,485, and $961 in group life insurance for fiscal years 2009, 2008, and 2007, respectively; $4,701, $3,624 and $0 in medical costs under the Executive Medical Plan for fiscal years 2009, 2008, and 2007, respectively; $572, $1,765, and $1,486 in matching ACS Saving Plans contributions for fiscal years 2009, 2008, and 2007, respectively; $6,270, $9,808, and $0 in awards for fiscal years 2009, 2008, and 2007, respectively; $8,735, $7,466, and $0 in long term disability insurance for fiscal years 2009, 2008, and 2007, respectively; and $13,695 and $2,500 in tax planning services for fiscal years 2009 and 2008, respectively.

Grants of Plan-Based Awards
The following table shows all plan-based awards granted to our named executive officers during fiscal year 2009, which ended on June 30, 2009.
GRANTS OF PLAN-BASED AWARDS
FOR FISCAL YEAR 2009

									All Other
									Option		Grant
								Awards:	Awards:	Exercise	Date Fair
		Estimated Future Payouts			Estimated Future Payouts			Number	Number of	or Base	Value of
		Under Non-Equity Incentive			Under Equity Incentive Plan			of Shares	Securities	Price of	Stock and
		Plan Awards(1)			Awards			of Stock	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/share)	($)(2)
Darwin Deason	8/21/08	—	—	$2,543,593	—	—	—	—	—	—	—
Lynn Blodgett	8/21/08	—	—	1,700,000	—	—	—	—	—	—	—
John Rexford	8/21/08	—	—	772,500	—	—	—	—	—	—	—
Tom Burlin	8/21/08	—	—	900,000	—	—	—	—	—	—	—
Kevin Kyser	8/21/08	—	—	645,000	—	—	—	—	—	—	—
Tom Blodgett	5/27/09	—	—	—	—	—	—	55,200	—	$44.77	$624,915
	8/21/08	—	—	714,375	—	—	—	—	—	—	—
(1)
Amounts shown represent the maximum awards that could be earned by our named executive officers under the Senior Incentive Plan for fiscal year 2009. Actual bonuses paid under this plan for fiscal year 2009 are shown in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column.

(2)
The value of an option award is based on the fair value as of the grant date of such award determined pursuant to SFAS 123(R). The exercise price for each option grant is 100% of the fair market value of a share of the Company’s Class A common stock on the date of grant which was determined by reference to the closing price for the stock on the grant date on the NYSE. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of the Company’s common stock at such date in the future when the option is exercised. These options were granted under our 2007 Equity Incentive Plan and generally vest and become exercisable 20% on each of the first five anniversary dates of the grant date.

Employment Agreements
For a description of the employment agreements of Messrs. Deason and Lynn Blodgett, please refer to the discussion in the section entitled “Certain Executive Arrangements” below.
Stock Plans
2007 Equity Incentive Plan
On June 7, 2007, our stockholders approved our 2007 Equity Incentive Plan (the “2007 Equity Plan”). This plan replaced our 1997 Stock Incentive Plan, which has expired. The 2007 Equity Plan is administered by the Compensation Committee, which has full and final authority to select persons to receive awards and establish the terms of such awards, unless authority is specifically reserved (i) to our Board of Directors, (ii) by our certificate of incorporation, as amended, (iii) by our Bylaws, or (iv) by other applicable law.
The 2007 Equity Plan provides that, subject to any required action by our stockholders, the number of shares of common stock covered by each outstanding award, the number of shares of common stock that have been authorized for issuance under the 2007 Equity Plan, as well as the price per share of common stock covered by each such outstanding award, and the limit on the number of shares that may be issued to an individual (as provided in 2007 Equity Plan) will be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the common stock, or any other increase or decrease in the number of issued shares of common stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company will not be deemed to have been “effected without receipt of consideration.” Any such adjustment will be made by the Board of Directors, whose determination in that respect will be final, binding and conclusive. Unless otherwise provided in the 2007 Equity Plan, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, will affect, and no adjustment by reason thereof will be made with respect to, the number or price of shares of common stock subject to an option.
In the event of a change of control, our 2007 Equity Plan provides that the grant agreement, including those for our named executive officers, may provide that all outstanding options will vest and become exercisable and all other awards will become vested effective the day immediately prior to the change of control. A change of control under the 2007 Equity Plan is the merger, consolidation or other reorganization with or into another person, entity or group of entities under common control or the sale of a majority of our outstanding capital stock or all or substantially all of our assets to any other person, entity or group of entities under common control and as a result of such merger, consolidation, reorganization or sale, more than 50% of the combined voting power of the then-outstanding voting securities of the surviving person or entity immediately after such transaction are held in the aggregate by a person, entity or group of entities under common control who beneficially owned less than 50% of our combined voting power prior to such transaction. However, (i) any transaction that is effected by the Company for the purposes of internal corporate restructuring of the Company and its affiliated companies, which results in any or all of the combined voting power of the voting securities of the Company being held by an entity affiliated with the Company immediately prior to such transaction, or (ii) any transaction or series of transactions, which results in the ownership by Darwin Deason, and/or any person, entity or group of entities that he controls, of more than 50% of the combined voting power of the Company, shall not constitute or result in a change of control.
1997 Stock Incentive Plan
Our stockholders approved the Company’s 1997 Stock Incentive Plan (the “1997 Plan”) on December 16, 1997. The 1997 Plan permitted the grant of nonstatutory stock options, stock purchase rights, stock appreciation rights, deferred stock, dividend equivalents and awards of restricted stock to employees, consultants and outside directors. The 1997 Plan also permitted the grant of incentive stock options within the meaning of Section 422 of the Code to our employees.
The 1997 Plan has expired and was replaced by our 2007 Equity Plan, but there are outstanding awards under the 1997 Plan.
In the event of a change of control, our 1997 Plan provides that the grant agreement may provide that all outstanding options will vest and become exercisable and all other awards will vest effective the day immediately prior to the change of control. A change of control under the 1997 Plan is the merger, consolidation or other reorganization with or into another person, entity or group of entities under common control or the sale of a majority of our outstanding capital stock or all or substantially all of our assets to any other person, entity or group of entities under common control and as a result of such merger, consolidation, reorganization or sale, more than 51% of the combined voting power of the then outstanding voting securities of the surviving person or entity immediately after such transaction are held in the aggregate by a person, entity or group of entities under common control who beneficially owned less than 51% of our combined voting power prior to such transaction.
Employee Stock Purchase Plan
Under our 1995 Employee Stock Purchase Plan (“ESPP”), a maximum of 4 million shares of Class A common stock can be issued to substantially all full-time employees who elect to participate. Through payroll deductions, eligible participants may purchase our stock at a 5% discount to market value. The Plan permits the stock to either be purchased by the ESPP in the open market or issued from our treasury account, or a combination of both. Our named executive officers are eligible to participate in the ESPP.
The Retirement Benefits
ACS Savings Plan
The ACS Savings Plan is a defined contribution plan with a 401(k) feature. We previously matched 25% of the first 6% of eligible compensation that an employee contributes to the ACS Savings Plan per year, but suspended the match in January 2009. The matching contributions were made by us for each of our executive officers on the same terms as applicable to all other employees. Contributions to the plan cannot be made after an employee earns $245,000 in earnings during the year. Contributions to the plan are capped at $16,500 per year. A participant becomes 50% vested in the ACS match portion of his or her contribution to the ACS Savings Plan after the participant completes two years of service, and becomes 100% vested in the ACS match portion of his or her contribution to the ACS Savings Plan after the participant completes three years of service except that the ACS match portion becomes immediately vested upon the death or disability of the participant or in the case of a termination of the ACS Savings Plan. If a participant’s service terminates before he or she is vested, the participant will forfeit the unvested portion of the ACS match and any earnings thereon. According to the ACS Savings Plan, employees who are defined as Highly Compensated Employees (“HCE”) in accordance with the Internal Revenue Service guidelines will be “capped” annually at a specified deferral rate. The “cap” was 5% of eligible earnings for calendar years 2008 and 2009. This “cap” will be determined annually based on the results of the ACS Savings Plan’s discrimination testing.
ACS Supplemental Savings Plan
Under our ACS Supplemental Savings Plan, HCEs of ACS, including our named executive officers, are permitted to defer receipt of up to 85% of their base salary, bonus and/or commissions. We previously matched 25% of the first 1% of eligible compensation that an employee contributes to the ACS Supplemental Savings Plan per year if he or she was enrolled the ACS Savings Plan (described above) and his or her contributions to the ACS Savings Plan were “capped” by the Company. The match was suspended in January 2009.
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

•
Annual Physical Examination. Reimbursement of up to $1,000 annually for any physical examination for the executive officer and up to $500 annually for any physical examination for the executive officer’s spouse, performed by a designated physician or other licensed physician of their choice.

•	Estate Planning Services. Our executive officers receive a benefit of up to $25,000 for initial estate planning services and up to $10,000 per annum for subsequent services.

•	Income Tax Preparation. Each of our executive officers may be reimbursed, up to $1,500 per annum, for income tax preparation services for preparation of their income tax returns.
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

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

	Option Awards						Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market or
				Equity					Awards:	Payout
				Incentive					Number of	Value of
		Number of		Plan Awards:				Market	Unearned	Unearned
	Number of	Securities		Number of			Number of	Value of	Shares,	Shares,
	Securities	Underlying		Securities			Shares or	Shares or	Units or	Units or
	Underlying	Unexercised		Underlying			Units of	Units of	Other	Other
	Unexercised	Options (#)		Unerercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Options (#)	Unexercisable		Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	(1)		Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
Darwin Deason	600,000	—		—	$37.57	7/23/12	—	—	—	—
Lynn Blodgett	800	—		—	44.87	9/26/11	—	—	—	—
	45,000	—		—	37.57	7/23/12	—	—	—	—
	100,000	—		—	44.10	8/11/13	—	—	—	—
	80,000	20,000	(2)	—	51.90	7/30/14	—	—	—	—
	160,000	40,000	(3)	—	50.25	3/18/15	—	—	—	—
	56,000	84,000	(4)	—	49.55	12/9/16	—	—	—	—
	12,000	48,000	(5)	—	59.13	7/9/17	—	—	—	—
	80,000	320,000	(6)	—	50.29	8/15/17	—	—	—	—
John Rexford	50,000	—		—	44.10	8/11/13	—	—	—	—
	20,000	5,000	(7)	—	51.90	7/30/14	—	—	—	—
	80,000	20,000	(8)	—	50.25	3/18/15	—	—	—	—
	30,000	45,000	(9)	—	49.55	12/9/16	—	—	—	—
	5,000	20,000	(10)	—	59.13	7/9/17	—	—	—	—
	30,000	120,000	(11)	—	50.29	8/15/17	—	—	—	—
Tom Burlin	80,000	20,000	(12)	—	51.83	6/13/15	—	—	—	—
	40,000	60,000	(13)	—	49.55	12/9/16	—	—	—	—
	40,000	160,000	(14)	—	50.29	8/15/17	—	—	—	—
Kevin Kyser	2,000	—		—	35.75	7/23/12	—	—	—	—
	3,000	—		—	37.57	7/23/12	—	—	—	—
	1,500	—		—	43.00	7/21/13	—	—	—	—
	6,000	—		—	44.10	7/21/13	—	—	—	—
	6,000	1,500	(15)	—	51.90	7/30/14	—	—	—	—
	3,000	2,000	(16)	—	52.99	9/13/15	—	—	—	—
	10,000	15,000	(17)	—	49.62	8/15/16	—	—	—	—
	20,000	30,000	(18)	—	59.13	6/14/17	—	—	—	—
	30,000	120,000	(19)	—	50.29	8/15/17	—	—	—	—
Tom Blodgett	8,800	—		—	44.87	9/26/11	—	—	—	—
	8,000	—		—	37.57	7/23/12	—	—	—	—
	12,000	—		—	44.10	7/21/13	—	—	—	—
	12,000	4,000	(20)	—	51.90	7/30/14	—	—	—	—
	80,000	20,000	(21)	—	50.25	3/18/15	—	—	—	—
	20,000	30,000	(22)	—	59.13	6/14/17	—	—	—	—
	30,000	120,000	(23)	—	50.29	8/15/17	—	—	—	—
	—	55,200	(24)	—	44.77	5/27/19	—	—	—	—
(1)	All of the options listed would, to the extent not otherwise exercisable, be accelerated and become fully exercisable upon the occurrence of a “change of control” (as defined in the applicable plan).

(2)	This option was granted on July 30, 2004. 20,000 shares became exercisable on July 30, 2008. The remaining 20,000 shares became exercisable on July 30, 2009.

(3)
This option was granted on March 18, 2005. 40,000 shares became exercisable on March 18, 2009. Assuming continued employment with the Company, the remaining 40,000 shares will become exercisable on March 18, 2010.

(4)
This option was granted on December 9, 2006. 28,000 shares became exercisable on December 9, 2008. Assuming continued employment with the Company, 28,000 shares will become exercisable on December 9 of each of 2009, 2010 and 2011.

(5)
This option was granted on July 9, 2007. 12,000 shares became exercisable on July 9, 2008 and 12,000 became exercisable on July 9, 2009. Assuming continued employment with the Company, 12,000 shares will become exercisable on July 9 of each of 2010, 2011 and 2012.

(6)
This option was granted on August 15, 2007. 80,000 shares became exercisable on August 15, 2008 and 80,000 shares became exercisable on August 15, 2009. Assuming continued employment with the Company, 80,000 shares will become exercisable on August 15 of each of 2010, 2011 and 2012.

(7)	This option was granted on July 30, 2004. 5,000 shares became exercisable on July 30, 2008. The remaining 5,000 shares became exercisable on July 30, 2009.

(8)
This option was granted on March 18, 2005. 20,000 shares became exercisable on March 18, 2009. Assuming continued employment with the Company, the remaining 20,000 shares will become exercisable on March 18, 2010.

(9)
This option was granted on December 9, 2006. 15,000 shares became exercisable on December 9, 2008. Assuming continued employment with the Company, 15,000 shares will become exercisable on December 9 of each of 2009, 2010 and 2011.

(10)
This option was granted on July 9, 2007. 5,000 shares became exercisable on July 9, 2008 and 5,000 shares became exercisable on July 9, 2009. Assuming continued employment with the Company, 5,000 shares will become exercisable on July 9 of each of 2010, 2011 and 2012.

(11)
This option was granted on August 15, 2007. 30,000 shares became exercisable on August 15, 2008 and 30,000 shares became exercisable on August 15, 2009. Assuming continued employment with the Company, 30,000 shares will become exercisable on August 15 of each of 2010, 2011 and 2012.

(12)
This option was granted on June 13, 2005. 20,000 shares became exercisable on June 13, 2009. Assuming continued employment with the Company, the remaining 20,000 shares will become exercisable on June 13, 2010.

(13)
This option was granted on December 9, 2006. 20,000 shares became exercisable on December 9, 2008. Assuming continued employment with the Company, 20,000 shares will become exercisable on December 9 of each of 2009, 2010 and 2011.

(14)
This option was granted on August 15, 2007. 40,000 shares became exercisable on August 15, 2008 and 40,000 shares became exercisable on August 15, 2009. Assuming continued employment with the Company, 40,000 shares will become exercisable on August 15 of each of 2010, 2011 and 2012.

(15)	This option was granted on July 30, 2004. 1,500 shares became exercisable on July 30, 2008. The remaining 1,500 shares became exercisable on July 30, 2009.

(16)
This option was granted on September 13, 2005. 1,000 shares became exercisable on September 13, 2008. Assuming continued employment with the Company, 1,000 shares will become exercisable on September 13 of each of 2009 and 2010.

(17)
This option was granted on August 15, 2006. 5,000 shares became exercisable on August 15, 2008 and 5,000 shares became exercisable on August 15, 2009. Assuming continued employment with the Company, 5,000 shares will become exercisable on August 15 of each of 2010 and 2011.

(18)
This option was granted on June 14, 2007. 10,000 shares became exercisable on June 14, 2009. Assuming continued employment with the Company, 10,000 shares will become exercisable on June 14 of each of 2010, 2011 and 2012.

(19)
This option was granted on August 15, 2007. 30,000 shares became exercisable on August 15, 2008 and 30,000 shares became exercisable on August 15, 2009. Assuming continued employment with the Company, 30,000 shares will become exercisable on August 15 of each of 2010, 2011 and 2012.

(20)	This option was granted on July 30, 2004. 4,000 shares became exercisable on July 30, 2008. The remaining 4,000 shares became exercisable on July 30, 2009.

(21)
This option was granted on March 18, 2005. 20,000 shares became exercisable on March 18, 2009. Assuming continued employment with the Company, the remaining 20,000 shares will become exercisable on March 18, 2010.

(22)
This option was granted on June 14, 2007. 10,000 shares became exercisable on June 14, 2009. Assuming continued employment with the Company, 10,000 shares will become exercisable on June 14 of each of 2010, 2011 and 2012.

(23)
This option was granted on August 15, 2007. 30,000 shares became exercisable on August 15, 2008 and 30,000 shares became exercisable on August 15, 2009. Assuming continued employment with the Company, 30,000 shares will become exercisable on August 15 of each of 2010, 2011 and 2012.

(24)	This option was granted on May 27, 2009. Assuming continued employment with the Company, 11,040 shares will become exercisable on May 27 of each of 2010, 2011, 2012, 2013 and 2014.
Option Exercises and Stock Vested in Fiscal Year 2009
The following table shows the number of employee stock options exercised and the gross value realized by the named executive officers during fiscal year 2009. The dollar value reflects the total pre-tax value realized by such officers (the Company’s stock price at exercise minus the option’s exercise price), not the grant-date fair value or recognized compensation expense disclosed elsewhere in this document. Value from these option exercises was only realized to the extent our stock price increased relative to the stock price at grant (exercise price). The options exercised were granted to the named executive officers during 1998 and thereafter. Consequently, the value realized by the executives upon exercise of the options was actually earned over a period of up to ten years.

	Option Awards		Stock Awards
Number of
	Number of	Value	Shares	Value
	Shares	Realized	Acquired	Realized
	Acquired	on	on	on
	on Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
Darwin Deason	150,000	$5,585,813	—	—
Lynn Blodgett	30,000	$339,387	—	—
John Rexford	—	—	—	—
Tom Burlin	—	—	—	—
Kevin Kyser	—	—	—	—
Tom Blodgett	—	—	—	—
Pension Benefits
Please see Note 11 to our Consolidated Financial Statements for a discussion of the termination of the Supplemental Executive Retirement Plan Agreement (the “SERP Termination”) with the Chairman of our Board of Directors. Because neither Mr. Deason nor any of the other named executive officers currently have any pension benefits, we have not included a Pension Benefits Table.
Non-qualified Deferred Compensation
Certain of our named executive officers participate in a non-qualified deferred compensation plan, the ACS Supplemental Savings Plan. Under our ACS Supplemental Savings Plan, HCEs of ACS, including our named executive officers, are permitted to defer receipt of up to 85% of their base salary, bonus and/or commissions. We previously matched 25% of the first 1% of eligible compensation per year that an employee contributes if they have reached the 5% cap under the ACS Savings Plan, but suspended the match in January 2009.

The following table shows certain information for the named executive officers under the ACS Supplemental Savings Plan.
NON-QUALIFIED DEFERRED COMPENSATION
FOR FISCAL YEAR 2009

	Executive		Aggregate	Aggregate
	Contributions	Registrant	Earnings	Withdrawals/	Aggregate
	in	Contributions	in	Distributions	Balance at
	Fiscal Year	in Fiscal Year	Fiscal Year	in Fiscal Year	June 30,
	2009	2009	2009	2009	2009
Name	($)	($)	($)	($)	($)
Darwin Deason	$—	$—	$—	$—	$—
Lynn Blodgett	—	—	—	—	—
John Rexford	25,718(1)	733(2)	(22,432)	—	97,840
Tom Burlin	—	—	—	—	—
Kevin Kyser	12,688(1)	610(2)	(45,599)	—	343,830
Tom Blodgett	109,867(1)	—	(75,412)	—	419,449
(1)
The amount of Mr. Rexford’s, Mr. Kyser’s and Mr. Tom Blodgett’s contribution consists of deferred salary earned in fiscal year 2009. These amounts are included in the Salary column of the Summary Compensation Table. In fiscal year 2007, Mr. Rexford contributed $25,002 of deferred salary and that amount was included in the Salary column of the Summary Compensation Table for that fiscal year.

(2)	Amount of the Company’s matching contribution.
Post Termination Benefits
Change of Control Agreements
In fiscal year 2009, Lynn Blodgett, Tom Burlin, John Rexford, Kevin Kyser and Tom Blodgett had written change of control agreements for benefits that were due to them upon a change of control. As discussed in the section entitled “Certain Executive Arrangements — Mr. Lynn Blodgett’s Amended and Restated Employment Agreement” below, Mr. Lynn Blodgett’s change of control agreement has subsequently been replaced by his amended and restated employment agreement. The change of control agreements for certain of the other executive officers remain in effect.
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
Each of the change of control agreements provide for cash benefits payable to the executive as well as certain non-cash benefits that the Company will be responsible for providing in the event of a change in control.
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
Mr. Rexford’s change of control benefits during the fiscal year ending June 30, 2007 included a lump sum payment, equal to (a) three times the sum of (i) the executive’s per annum base salary, plus (ii) the sum of (1) the amount paid to the executive under his commission arrangement with the Company from December 1, 2006 through June 30, 2007, plus (2) the bonus the executive earned under the Company’s Special Executive FY07 Bonus Plan (up to a maximum of $750,000), plus (b) the executive’s target bonus for the then-current fiscal year, pro rated to reflect the number of days the executive was employed by us in that fiscal year.
Under the change of control agreements, we will also (a) pay accrued but unpaid compensation and deferred compensation; (b) continue to provide for up to three years following the executive’s termination of employment insurance benefits (medical, dental, life insurance, disability and accidental death and dismemberment) to the executive until the executive secures employment that provides replacement insurance and thereafter (subject to the three year limit) to the extent any new insurance the executive receives from a subsequent employer does not cover a pre-existing condition; (c) provide outplacement counseling assistance for one year; (d) maintain director’s and officer’s liability insurance on behalf of the executive, at the level in effect immediately prior to the change of control, for the five (5) year period following the change of control; and (e) credit the executive with three years of participation and age credit when determining any executive’s eligibility for post-retirement benefits under any welfare benefit plan.
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

Change of Control and Termination Payments
Change of Control Benefits Payable at June 30, 2009
The table below includes (i) the estimated amounts of cash compensation and the estimated value of non-cash benefits per the terms of the employment and change of control agreements; (ii) the estimated excise tax amounts based on the cash and non-cash benefits and the values attributable to the accelerated vesting of stock options under Rev. Proc. 2003-68; and (iii) the vesting of unvested stock options, assuming a change of control on June 30, 2009 (and the closing price of $44.42 per share for the Class A shares on that date).

				Vesting of
	Cash Payment		Cash	Unvested
	(before Tax	Value of Non-	Payment	Stock
	Gross Up)	Cash Benefits	for Tax	Options
Executive Officer	($) (a)	($) (b)	Gross Up ($)	($) (c)	Total ($)
Darwin Deason	$13,442,316	$314,723	$4,764,111	$-	$18,521,150
Lynn Blodgett	5,583,943	191,156	-	-	5,775,099
Tom Burlin	3,372,051	266,093	1,755,209	-	5,393,353
John Rexford	3,281,825	267,122	-	-	3,548,947
Kevin Kyser	2,806,515	262,667	1,255,069	-	4,324,251
Tom Blodgett	3,209,381	272,018	-	-	3,481,399

Total	$31,696,031	$1,573,779	$7,774,389	$-	$41,044,199

(a)
The cash payment is principally composed of the base salary and incentive based compensation component, but also includes the cash payment for accrued but unpaid compensation, 401(k) deferred compensation and supplemental deferred compensation.

(b)	The non-cash benefits include an estimate for director’s and officer’s liability insurance, continued insurance benefits and outplacement counseling.

(c)	The exercise price per share for all unvested options was above the closing price per share on June 30, 2009.
Termination Benefits Payable at June 30, 2009 for Involuntary Termination Without Cause, Termination By the Executive for Good Reason or Termination of Agreement
The table below includes (i) the estimated amount of cash compensation and the estimated value of non-cash benefits per the terms of the employment agreement with Mr. Lynn Blodgett and the vesting of unvested stock options, assuming that his employment terminated on June 30, 2009, when the Company’s stock closing price was $44.42 per share for one of the following reasons: (a) involuntary termination without cause; (b) termination by Mr. Lynn Blodgett for “good reason” (as defined in his employment agreement) or (c) the termination of his agreement; and (ii) the estimated amount of cash compensation, for the other executive officers, assuming that their employment was terminated on June 30, 2009 as a result of a “qualifying termination” (as defined below).

				Vesting of
				Unvested
			Value of Non-	Stock
	Cash		Cash	Options
Executive Officer	Payment ($)		Benefits ($) (e)	($)(f)	Total($)
Darwin Deason	$43,045		$-	$-	$43,045
Lynn Blodgett(a)	5,583,943	(b)	24,489	-	5,608,432
Tom Burlin(c)	141,220	(d)	-	-	141,220
John Rexford(c)	374,306	(d)	-	-	374,306
Kevin Kyser(c)	569,301	(d)	-	-	569,301
Tom Blodgett(c)	592,107	(d)	-	-	592,107

Total	$7,303,922		$24,489	$-	$7,328,411

(a)
The cash payment is composed of (i) any accrued but unpaid compensation; (ii) three times the base salary and incentive based compensation paid for the prior year; (iii) 401(k) deferred compensation and supplemental deferred compensation.

(b)	The cash payment would be reduced to $857,062 in the event of termination for cause by the Company or termination by Mr. Lynn Blodgett without good reason.

(c)
The cash payment is composed of (i) amounts which could be received under the Company’s Supplemental Unemployment Pay Plan (the “Unemployment Plan”) as described in the next sentence; and (ii) 401(k) deferred compensation (under the ACS Savings Plan) and supplemental deferred compensation (under the ACS Supplemental Savings Plan). Under the Unemployment Plan, full time United States-based employees with at least one full year of service who are terminated because of a “qualifying termination” (as defined in the Unemployment Plan) and who otherwise are not eligible for benefits upon the their termination of employment may receive two weeks of base pay (less any amounts from any state unemployment program for which the employee would be eligible) for each full year of service, subject to a maximum of ten weeks of base pay and their compliance with the conditions of the Plan. These figures for the Plan assume no payments are received from any state unemployment program. In addition to payments under the Plan, Mr. Burlin, Mr. Rexford, Mr. Kyser and Mr. Tom Blodgett would be entitled to receive $23,527, $253,480, $468,417 and $483,011, respectively, in 401(k) deferred compensation under the ACS Savings Plan and supplemental deferred compensation under the ACS Supplemental Savings Plan upon termination. To the extent these executive officers are or were one of the named executive officers, their contributions to the ACS Savings Plan and the ACS Supplemental Savings Plan would be or would have been included in the Salary column of the Summary Compensation Table.

(d)
The cash payment would be reduced to the following amounts in the event the termination was not a “qualifying termination” under the Unemployment Plan: Mr. Burlin, $48,912; Mr. Rexford, $275,268; Mr. Kyser, $486,609; and Mr. Tom Blodgett, $502,684.

(e)	The non-cash benefits include an estimate for continued insurance benefits.

(f)	The exercise price per share for all unvested options was above the closing price per share on June 30, 2009.
Termination Benefits Payable at June 30, 2009 for Involuntary Termination for Cause
None of the named executive officers would have been entitled to any cash compensation (other than accrued but unpaid compensation and 401(k) deferred compensation under the ACS Savings Plan and supplemental deferred compensation under the ACS Supplemental Savings Plan) if they were terminated for cause on June 30, 2009. Assuming that this had occurred on June 30, 2009, the named executive officers would have been entitled to receive the following amounts: Mr. Deason, $43,045; Mr. Lynn Blodgett, $857,062; Mr. Burlin, $48,912; Mr. Rexford, $275,268; Mr. Kyser, $486,609 and Mr. Tom Blodgett, $502,684. To the extent these executive officers are or were one of the named executive officers, their contributions to the ACS Savings Plan and the ACS Supplemental Savings Plan would be or would have been included in the Salary column of the Summary Compensation Table.
Equity Compensation Plan Information
The following table summarizes certain information related to our stock option and employee stock purchase plans for the fiscal year ended June 30, 2009.

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted	for Future Issuance
	Exercise of	Average	Under Equity
	Outstanding	Exercise Price of	Compensation
	Options,	Outstanding	Plans (Excluding
	Warrants	Options,	Securities Reflected in
	and Rights as of	Warrants and	Initial Column)
Plan Category	June 30, 2009	Rights	as of June 30, 2009
Equity compensation plans approved by security stockholders
Stock options	14,415,910	$ 48.43	8,690,200
Employee stock purchase plan	N/A	N/A	534,457
Equity compensation plans not approved by security stockholders	—	—	—

Total	14,415,910	$ 48.43	9,224,657

Compensation Committee Interlocks and Insider Participation
The Compensation Committee consists of Messrs. Miller (Chairman), Sullivan and Varasano. No member of our Compensation Committee during fiscal year 2009, or currently, was an employee or officer or former employee or officer of the Company or any of its subsidiaries or had any interest in a transaction or relationship requiring disclosure under Item 404 of Regulation S-K promulgated by the SEC. None of our executive officers served on the Board of Directors or on the compensation committee of any other entity, for which any executive officers of such other entity served either on our Board of Directors or on our Compensation Committee. For information on insider participation, see the section entitled “Certain Transactions” below.
DIRECTOR COMPENSATION
For Fiscal Year 2009
Director’s Compensation
The following table shows compensation information for our current non-employee directors for fiscal year 2009.

					Change in
					Pension
					Value and
	Fees			Non-Equity	Non-qualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation
Name	($)(1)	($)	($)(2)(3)	($)	Earnings ($)	($)	Total ($)
Robert Druskin	$78,000	—	$176,443	—	—	—	$254,443
Kurt R. Krauss	250,000	—	184,119	—	—	—	434,119
Ted B. Miller Jr.	195,000	—	184,119	—	—	—	379,119
Frank Varasano	256,000	—	184,119	—	—	—	440,119
Paul E. Sullivan	279,000	—	195,959	—	—	—	474,959
(1)
This column reports the amount of cash compensation paid in fiscal year 2009 for Board of Directors and Committee service. This column includes fees paid to our non-employee directors for attending Board of Directors and Committee meetings (in person or telephonically), service as Lead Independent Director, service as chair of one of the Committees of the Board of Directors, annual retainer, and participation on any special committee.

(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of stock options granted to the directors. The fair value was estimated using the Black-Scholes option-pricing model in accordance with SFAS 123(R). For a discussion of valuation assumptions used in the SFAS 123(R) calculations, see Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended June 30, 2009.

(3)	The following directors had the following outstanding option awards at the end of fiscal year 2009:

	Option	Number of
	Grant	Option Shares	Grant Date
Director	Date	Granted(a)	Fair Value ($)
Robert Druskin	8/21/08	7,500	$ 84,291
	3/19/08	50,000	456,871
Kurt R. Krauss	8/21/08	7,500	84,291
	12/7/07	50,000	479,903
Ted B. Miller Jr.	8/21/08	7,500	84,291
	12/7/07	50,000	479,903
Frank Varasano	8/21/08	7,500	84,291
	12/7/07	50,000	479,903
Paul E. Sullivan	8/21/08	7,500	84,291
	2/23/08	50,000	515,419
(a)
One-third of such options vest and become exercisable on the first, second and third anniversary date of each grant, unless a “change in control” (as defined in the applicable plan) occurs and makes the options fully exercisable.

Our compensation program for non-employee directors is designed to attract and retain qualified directors by offering compensation that is competitive with other companies and recognizes the time, expertise and accountability required by Board of Directors service. The Board of Directors must approve any changes to the director compensation program. Directors who are employees of ACS receive no compensation for their services as a director.
In fiscal year 2009, our non-employee directors were eligible to receive the following compensation for their services:

Fiscal Year 2009	Compensation
• Independent Director Annual Retainer	$45,000
• Lead Independent Director Annual Retainer	$25,000
• Audit Committee Chair Annual Retainer	$15,000
• Nominating and Corporate Governance Committee Chair Annual Retainer	$5,000
• Compensation Committee Chair Annual Retainer	$5,000
• Board Meeting (in person)	$2,000
• Board Meeting (telephonic)	$1,000
• Audit Committee Meeting (in person)	$2,000
• Audit Committee Meeting (telephonic)	$1,000
• Special Litigation Committee (chair)	$15,000/month
• Special Litigation Committee	$10,000/month
• Strategic Transaction Committee (chair)	$25,000/month
• Strategic Transaction Committee	$20,000/month
• Annual Stock Option Grant	7,500 shares
• Initial Stock Option Grant	50,000 shares
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
Certain Executive Arrangements
Mr. Lynn Blodgett’s Amended and Restated Employment Agreement
We entered into an amended and restated employment agreement with Mr. Lynn Blodgett effective as of May 1, 2008, which was subsequently amended on December 23, 2008 to satisfy the requirements of Section 409A of the Internal Revenue Code. The employment agreement, which was previously reviewed and approved by the Board of Directors and replaced an earlier agreement, has a term that currently ends on December 14, 2009, provided that the term will automatically be extended for an additional one year period, unless 30 days prior to December 14 of any year either Mr. Blodgett or the Board of Directors gives notice to the other party that they do not wish to extend the term. Further, under the employment agreement, Mr. Blodgett is eligible to receive a discretionary bonus as may be determined by the Board of Directors or Compensation Committee. Mr. Blodgett is also eligible to participate in the Company’s 1997 Stock Plan and 2007 Equity Plan or any omnibus stock incentive or award plans adopted by the Company.
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
Mr. Lynn Blodgett will be entitled to a change of control benefit, upon the consummation of any change in control (as defined below) in a lump sum equal to three times the sum of his per annum base salary, plus his bonus for the preceding fiscal year. In the event his employment with the Company is terminated by the Company without cause or by him for good reason within three days of a change in control, he would be entitled to receive the greater of (i) the amount described in the prior sentence or (ii) the amount he would be entitled to receive if he is terminated without cause or his employment terminates. Further, any unvested stock options or other equity-based awards granted to Mr. Lynn Blodgett under the 1997 Stock Plan, the 2007 Equity Plan or any omnibus stock incentive or award plans adopted by the Company that are outstanding as of the date of such change in control will become fully vested and non-forfeitable.
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
Under his employment agreement, Mr. Blodgett is also entitled to receive the same excise tax gross-up benefit as in the change of control agreements described in the section entitled “Change of Control and Termination Payments — Change of Control Benefits Payable at June 30, 2009” above.
Mr. Deason’s Amended Employment Agreement
We initially entered into an employment agreement with Mr. Deason effective as of February 16, 1999. On December 7, 2007, the employment agreement was amended by the Company and Mr. Deason in order to remove certain exclusive governance rights previously held by Mr. Deason, including his right to recommend to the Compensation Committee, salary, bonus, stock option and other compensation matters for our President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Executive Vice Presidents, General Counsel, Secretary and Treasurer and his right to appoint certain officers and recommend directors for election or removal from the Board of Directors. The agreement now provides that the Compensation Committee will consult with Mr. Deason in determining the compensation policies of the Company and the compensation of the Company’s executive officers. The agreement was also amended on December 23, 2008 to satisfy the requirements of Section 409A of the Internal Revenue Code.
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
The benefit to be received by Mr. Deason upon a change of control event includes a lump sum payment, equal to (a) the number of years (including partial years) remaining under his employment agreement times the sum of (i) his per annum base salary at the time of the change of control, plus (ii) the greater of (x) his bonus for the immediately preceding fiscal year or (y) the average of his bonus for the immediately preceding two fiscal years, plus (b) his target bonus for the then-current fiscal year, pro rated to reflect the number of days the executive was employed by us in that fiscal year. Among other things, the employment agreement also provides that we will, (a) for up to three years following Mr. Deason’s termination of employment, continue to (i) provide insurance (medical, dental, life insurance, disability and accidental death and dismemberment) benefits to the executive at the highest level of coverage provided to Mr. Deason prior to the change of control until the executive secures employment that provides replacement insurance and (ii) provide insurance benefits to the executive to the extent any new insurance the executive receives from a subsequent employer does not cover a pre-existing condition, and (b) provide outplacement counseling assistance and (c) maintain director’s and officer’s liability insurance on behalf of the executive, at the level in effect immediately prior to the change of control, for the three (3) year period following the change of control, and throughout the period of any applicable statute of limitations. Under the employment agreement, we will also pay accrued but unpaid compensation and deferred compensation upon termination of employment. Also, when determining Mr. Deason’s eligibility for post-retirement benefits under any welfare benefit plan, he will be credited with three years of participation and age credit. Mr. Deason will also become vested in the benefits provided under any Company retirement or successor plan.
Under his employment agreement, Mr. Deason is entitled to receive the same excise tax gross-up benefit as in the change of control agreements described in the section entitled “Change of Control and Termination Payments — Change of Control Benefits Payable at June 30, 2009” above.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of August 20, 2009, certain information with respect to the shares of Class A common stock and Class B common stock beneficially owned by (i) stockholders known to us to own more than 5% of the outstanding shares of such classes, (ii) each of our directors and Named Executive Officers, and (iii) all of our executive officers and directors as a group.

			Amount		Percent of
		Percent of	and	Percent of	Total
	Amount and	Total	Nature	Total	Shares of
	Nature of	Shares	of	Shares	Class A
	Beneficial	of Class A	Beneficial	of Class B	and Class B
	Ownership of	Common	Ownership	Common	Common	Percent of
	Class A	Stock	of Class B	Stock	Stock	Total Voting
	Common	Owned	Common	Owned	Owned	Power Owned
Name	Stock	Beneficially	Stock	Beneficially	Beneficially	Beneficially(1)
BENEFICIAL OWNERS OF MORE THAN 5% OF OUR COMMON STOCK
FMR LLC(2)	10,009,412	10.99%	*	*	10.25%	6.37%
82 Devonshire Street Boston, MA 02109
Barclays Global Investors UK Holdings Limited (“Barclays”)(3)	5,673,113	6.23%	*	*	5.81%	3.61%
1 Churchill Place, Canary Wharf, London, England E14 5HP
SECURITY OWNERSHIP OF MANAGEMENT
Darwin Deason(4)	2,740,884	2.99%	6,599,372	100%	9.51%	43.60%
Lynn Blodgett(5)	646,300	*	*	*	*	*
John Rexford(6)	261,047	*	*	*	*	*
Tom Burlin(7)	201,100	*	*	*	*	*
Kevin Kyser(8)	120,572	*	*	*	*	*
Tom Blodgett(9)	206,684	*	*	*	*	*
Robert Druskin(10)	25,167	*	*	*	*	*
Kurt R. Krauss(11)	24,167	*	*	*	*	*
Ted B. Miller Jr.(12)	29,167	*	*	*	*	*
Frank Varasano(13)	23,567	*	*	*	*	*
Paul E. Sullivan(14)	23,667	*	*	*	*	*
All Current Executive Officers and Directors as a Group (18 persons)(15)	4,578,926	4.90%	6,599,372	100%	11.17%	44.27%
* Less than 1%
(1)
In calculating the percent of total voting power, the voting power of shares of Class A common stock (one vote per share) and Class B common stock (ten votes per share) are aggregated. As of August 20, 2009, there were 91,042,152 shares of Class A common stock and 6,599,372 shares of Class B common stock issued and outstanding.

(2)
Based on filing by the stockholder with the Securities and Exchange Commission dated April 9, 2009. Such stockholder has indicated that it has sole voting power with respect to 701,216 shares and no voting power with respect to the remaining shares and sole investment power with respect to 10,009,412 shares.

(3)
Based on filing by Barclays with the Securities and Exchange Commission dated August 12, 2009. Barclays has indicated that it has sole voting authority with respect to 4,621,195 shares and no voting authority with respect to the remaining 1,051,918 shares.

(4)
The shares of our Class A common stock noted in the table include 600,000 shares of Class A common stock which are not outstanding but are subject to options exercisable within sixty days of August 20, 2009; and 7,990 shares owned by Mr. Deason through the ACS Employee Stock Purchase Plan. See discussion of Mr. Deason’s voting rights in the section entitled “Certain Executive Arrangements — Mr. Deason’s Voting Agreement” below. Mr. Deason has also pledged, as of August 20, 2009, 2,132,894 of his Class A shares to four financial institutions.

(5)	Includes 645,800 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of August 20, 2009.

(6)
Includes 255,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of August 20, 2009; 2,104 shares of Class A common stock owned through the ACS 401(k) Plan; 1,443 shares of Class A common stock owned through the ACS Employee Stock Purchase Plan; and 2,500 shares of Class A common stock owned through an individual retirement account.

(7)	Includes 200,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of August 20, 2009.

(8)
Includes 119,000 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of August 20, 2009; 1,072 shares of Class A common stock owned through the ACS 401(k) Plan; and 200 shares of Class A common stock owned through an individual retirement account.

(9)
Includes 204,800 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of August 20, 2009; 319 shares of Class A common stock owned through the ACS 401(k) Plan; and 1,565 shares of Class A common stock owned through the ACS Employee Stock Purchase Plan.

(10)	Includes 19,167 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of August 20, 2009.

(11)
Includes 19,167 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of August 20, 2009 and 5,000 shares of Class A common stock owned through an individual retirement account.

(12)	Includes 19,167 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of August 20, 2009.

(13)
Includes 19,167 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of August 20, 2009 and 2,200 shares of Class A common stock owned through an individual retirement account.

(14)	Includes 19,167 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of August 20, 2009.

(15)
Includes 2,393,035 shares of Class A common stock, which are not outstanding, but are subject to options exercisable within sixty days of August 20, 2009; 4,125 shares of Class A common stock owned through the ACS 401(k) plan; 13,372 shares of Class A common stock owned through the ACS Employee Stock Purchase Plan and 9,900 shares of Class A common stock owned through individual retirement accounts.

Equity Compensation Plan Information
Please see the section entitled “Compensation Discussion and Analysis—Equity Compensation Plan Information” in Item 10 above.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Prior to 2002, we had guaranteed $11.5 million of certain loan obligations owed to Citicorp USA, Inc. by DDH Aviation, Inc., a corporate airplane brokerage company organized in 1997 (as may have been reorganized subsequent to July 2002, herein referred to as “DDH”). In July 2002, our Chairman of the Board of Directors assumed in full our guaranty obligations to Citicorp and Citicorp released in full our guaranty obligations. As partial consideration for the release of our corporate guaranty, we agreed to provide certain administrative services to DDH at no charge until such time as DDH meets certain specified financial criteria. In the first quarter of fiscal year 2003, we purchased $1.0 million in prepaid charter flights at favorable rates from DDH. In the second quarter of fiscal year 2007, we were notified by DDH of their intent to wind down operations; therefore, we recorded a charge of $0.6 million related to the unused prepaid charter flights. We made no payments to DDH during fiscal years 2009, 2008 and 2007 but plan to continue providing administrative services to DDH until the wind down of DDH operations is complete.
During fiscal years 2009, 2008, 2007 and 2006, we purchased approximately $5.7 million, $4.9 million, $5.8 million and $8.8 million, respectively, of office products and printing services from Prestige Business Solutions, Inc., a supplier owned by the daughter-in-law of our Chairman. These products and services were purchased on a competitive bid basis in substantially all cases. We believe this relationship has allowed us to obtain these products and services at quality levels and costs more favorable than would have been available through alternative market sources.
We currently have approximately 74,000 people supporting client operations and recruit qualified candidates for our employment needs. Relatives of our executive officers and other employees are eligible for hire by the Company. We currently have seven employees who receive more than $120,000 in annual compensation (salary, bonus and commission) who are related to our current executive officers, including executive officers who are also directors, as of June 30, 2009. These are routine employment arrangements entered into in the ordinary course of business and the compensation of each such family member is commensurate with that of their peers. All of these family members are at levels below senior vice president except Thomas Blodgett who is the brother of our President and Chief Executive Officer, Lynn Blodgett, and Tas Panos, who reports to our President and Chief Executive Officer, and is the brother-in-law of our Chairman of the Board of Directors, Darwin Deason. Tas Panos is employed as Executive Vice President, General Counsel and Secretary, earned $685,569 in base salary and bonus compensation during fiscal year 2009. The annual base salaries for the remaining five employees range from approximately $132,000 to $249,999.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories, were as follows (in thousands):

	2009	2008
Audit fees	$3,029	$4,484
Audit-related fees	52	147
Tax fees	82	55
All other fees	76	52

Total Fees	$3,239	$4,738

Audit Fees include fees for assistance with and review of documents filed with the SEC, including our annual and interim financial statements and required consents. Audit Fees also include fees for the audit of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Audit-Related Fees include fees for accounting consulting services. Tax Fees include fees for tax consulting and tax compliance and preparation work. All Other Fees include fees for research and benchmarking tools.
All audit and non-audit services provided to us by our independent registered public accounting firm are required to be pre-approved by the Audit Committee in accordance with the policies and procedures set forth in our current Audit Committee Charter. The Audit Committee or the Chairman of the Audit Committee has approved all of our independent registered public accounting firm’s engagements and fiscal year 2009 and 2008 fees presented above pursuant to its pre-approval policy.

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

Reference is made to the Index to Exhibits beginning on page 131 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized representative.

Affiliated Computer Services, Inc.

Date: August 27, 2009

	By:	/s/ Kevin Kyser
Kevin Kyser
Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of August 2009.

Signature	Title

/s/ Darwin Deason	Director, Chairman of the Board

(Darwin Deason)

/s/ Lynn R. Blodgett	Director, President and Chief Executive Officer

(Lynn R. Blodgett)

/s/ Kevin Kyser	Executive Vice President and Chief Financial Officer

(Kevin Kyser)

/s/ Laura Rossi	Senior Vice President and Chief Accounting Officer

(Laura Rossi)

/s/ Kurt R. Krauss	Director

(Kurt R. Krauss)

/s/ Ted B. Miller, Jr.	Director

(Ted B. Miller, Jr.)

/s/ Frank Varasano	Director

(Frank Varasano)

/s/ Paul E. Sullivan	Director

(Paul E. Sullivan)

/s/ Robert Druskin	Director

(Robert Druskin)

Index to Exhibits
Exhibit
Number	Exhibit Name

2.1	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).

2.2	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).

2.3	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Certificate of Elimination of the Series A Cumulative Redeemable Preferred Stock of Affiliated Computer Services, Inc. dated August 20, 2001 (filed as Exhibit 4.3 to our Registration Statement on Form S-8, File No. 333-42385, filed June 13, 2007 and incorporated herein by reference).

3.4	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on August 21, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed August 27, 2008 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.5	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.6	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

9.1	Voting Agreement, as amended December 7, 2007, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 99.1 to our Current Report on Form 8-K filed December 10, 2007 and incorporated herein by reference).

10.1†	1997 Stock Incentive Plan of the Company (filed as Appendix D to our Joint Proxy Statement on Schedule 14A, filed November 14, 1997 and incorporated herein by reference).

10.2†	Amendment No.1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004 (filed as Exhibit 4.6 to our Registration Statement on Form S-8, filed December 6, 2005 and incorporated herein by reference).

10.3†	Amended and Restated 2007 Equity Incentive Plan of the Company (filed as Exhibit 10.1 to our Report on Form 8-K, filed August 21, 2009 and incorporated herein by reference).

10.4†	ACS Senior Executive Annual Incentive Plan (filed as Appendix A to our Proxy Statement on Schedule 14A, filed April 14, 2009 and incorporated herein by reference).

Index to Exhibits
Exhibit
Number	Exhibit Name

10.5†	Form of Directors Indemnification Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 5, 2008 and incorporated herein by reference).

10.6†	Form of Change in Control Agreement, dated as of June 9, 2008 (June 6, 2008, in the case of Ann Vezina), by and between Affiliated Computer Services, Inc. and each of Tom Burlin, Kevin Kyser and Tom Blodgett (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.7†	Change in Control Agreement, dated as of June 9, 2008, by and between Affiliated Computer Services, Inc. and John Rexford (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.8†	Amendment to Change in Control Agreements with certain executive officers (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.9†	Supplemental Executive Retirement Agreement, dated as of December 15, 1998, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed September 29, 1999 and incorporated herein by reference).

10.10†	Amendment to Supplemental Executive Retirement Agreement, dated as of November 13, 2003, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

10.11†	Amendment No. 2 to Supplemental Executive Retirement Agreement, dated as of June 30, 2005, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2005 and incorporated herein by reference).

10.12†	Amendment No. 3 to Supplemental Executive Retirement Agreement by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.13†	Amended and Restated Executive Employment Agreement, effective as of May 1, 2008, by and between Affiliated Computer Services, Inc. and Lynn Blodgett (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.14†	Amendment to Amended and Restated Executive Employment Agreement by and between Affiliated Computer Services, Inc. and Lynn Blodgett (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.15†	Employment Agreement, as amended December 7, 2007, between the Company and Darwin Deason (filed as Exhibit 99.2 to our Current Report on Form 8-K, filed December 10, 2007 and incorporated herein by reference).

10.16†	Amendment to Employment Agreement between the Company and Darwin Deason (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.17†	Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2004 and incorporated herein by reference).

10.18†	Affiliated Computer Services, Inc. Executive Benefit Plan, effective as of January 1, 2002, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.19†	Form of Stock Option Agreement (filed as Exhibit 10.17 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.20†	Form of Stock Option Agreement (UK grant) (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.21†	Form of Stock Option Agreement (Switzerland, Canton of Fribourg) (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed May 16, 2006 and incorporated herein by reference.

10.22†	Form of Stock Option Agreement (Switzerland, Cantons of Aargau, Basel-Landschaft, Bern & Zurich) (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed May 16, 2006 and incorporated herein by reference.

10.23†	1997 Stock Incentive Plan for Employees in France (filed as Exhibit 10.35 to our Annual Report on Form 10-K filed January 23, 2007 and incorporated herein by reference.)

10.24†	Form of Stock Option Agreement (France) (filed as Exhibit 10.36 to our Annual Report on Form 10-K filed January 23, 2007 and incorporated herein by reference.)

Index to Exhibits
Exhibit
Number	Exhibit Name

10.25†	Form of Stock Option Agreement (Canada, other than Quebec) (filed as Exhibit 10.20 to our Annual Report on Form 10-K filed August 28, 2008 and incorporated herein by reference.)

10.26†	Form of Stock Option Agreement (Quebec) (filed as Exhibit 10.21 to our Annual Report on Form 10-K filed August 28, 2008 and incorporated herein by reference.)

10.27†	Form of Stock Option Agreement (Germany) (filed as Exhibit 10.22 to our Annual Report on Form 10-K filed August 28, 2008 and incorporated herein by reference.)

10.28†	Agreement, dated as of September 30, 2005, between Affiliated Computer Services, Inc. and Jeffrey A. Rich (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).

10.29	Credit Agreement, dated March 20, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and various other agents, lenders and issuers (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.30	Amendment No. 1 to Credit Agreement dated as of March 30, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.24 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.31	Amendment No. 2 to Credit Agreement dated as of July 6, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.32	Amendment No. 3, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September 28, 2006 and incorporated herein by reference).

10.33	Amendment No. 4, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 22, 2006 and incorporated herein by reference).

10.34	Pledge and Security Agreement, dated March 20, 2006, by and among Affiliated Computer Services and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.35	Deed of Assignment, dated March 20, 2006, by and among the companies listed on Schedule thereto, as Assignors, and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.36	Assignment of Receivables, dated March 20, 2006, by and among the entities listed in Schedule 1 thereto, as Assignors, and Citicorp USA, Inc. as Security Agent (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.37	Agreement and Deed of the Creation of a First Ranking Right of Pledge of Shares in Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.5 on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.38	Agreement and Deed of the Creation of a First Ranking Right of Pledge of Receivables of Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.39	Affirmation of Liens and Guaranties, dated as of July 6, 2006, by and among Affiliated Computer Services, Inc. and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.40	Confirmation Deed, dated as of July 6, 2006, by and among the entities listed on the Schedule thereto and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.41	Engagement Letter between Rich Capital, LLC and Affiliated Computer Services, Inc. dated June 9, 2006 (filed as Exhibit 10.1 on Form 8-K, filed June 12, 2006 and incorporated herein by reference).

Index to Exhibits
Exhibit
Number	Exhibit Name

10.42	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Mark A. King (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

10.43	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Warren D. Edwards (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

21.1*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Value Incorporated

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
* Filed with this Form 10-K.
†Management contract or compensatory plan or arrangement.