Form 10-Q
period 2009-09-30
AFFILIATED COMPUTER SERVICES INC
filed 2009-10-22
CIK 2135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	October 16, 2009
Class A Common Stock, $.01 par value	91,088,602
Class B Common Stock, $.01 par value	6,599,372

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share amounts)

	September 30,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$558,761	$730,911
Accounts receivable, net	1,524,199	1,415,707
Income taxes receivable	—	19,210
Prepaid expenses and other current assets	252,196	249,257

Total current assets	2,335,156	2,415,085

Property, equipment and software, net	979,123	955,158
Goodwill	2,896,593	2,894,189
Other intangibles, net	446,190	436,383
Other assets	190,822	200,158

Total assets	$6,847,884	$6,900,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218,940	$272,889
Accrued compensation and benefits	177,061	251,510
Other accrued liabilities	395,634	388,262
Income taxes payable	3,524	—
Deferred taxes	91,567	90,798
Current portion of Senior Notes, net of unamortized discount	249,988	249,984
Current portion of long-term debt	43,100	45,188
Current portion of unearned revenue	171,365	187,349

Total current liabilities	1,351,179	1,485,980

Senior Notes, net of unamortized discount	249,641	249,625
Other long-term debt	1,780,646	1,791,904
Deferred taxes	479,009	469,606
Other long-term liabilities	284,960	281,726

Total liabilities	4,145,435	4,278,841

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Class A common stock, $.01 par value, 500,000 shares authorized, 112,048 and 112,044 shares issued, respectively	1,120	1,120
Class B convertible common stock, $.01 par value, 14,000 shares authorized, 6,600 shares issued and outstanding	66	66
Additional paid-in capital	1,736,806	1,729,995
Accumulated other comprehensive loss, net	(40,302)	(45,014)
Retained earnings	2,060,727	1,991,933
Treasury stock at cost, 21,002 shares	(1,055,968)	(1,055,968)

Total stockholders’ equity	2,702,449	2,622,132

Total liabilities and stockholders’ equity	$6,847,884	$6,900,973

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2009	2008
Revenues	$1,676,996	$1,604,454

Operating expenses:
Cost of revenues:
Wages and benefits	767,515	734,016
Services and supplies	428,377	373,505
Rent, lease and maintenance	205,091	202,143
Depreciation and amortization	96,887	97,606
Other	11,556	10,348

Cost of revenues	1,509,426	1,417,618

Other operating expenses	37,260	14,088

Total operating expenses	1,546,686	1,431,706

Operating income	130,310	172,748

Interest expense	29,254	35,208
Other non-operating expense (income), net	(9,096)	3,700

Pretax profit	110,152	133,840

Income tax expense	41,358	50,205

Net income	$68,794	$83,635

Earnings per share:
Basic	$0.70	$0.86

Diluted	$0.70	$0.85

Shares used in computing earnings per share:
Basic	97,642	97,307

Diluted	98,091	98,091
The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$68,794	$83,635

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	96,887	97,606
Stock-based compensation expense	6,927	5,695
Excess tax benefit on stock-based compensation	—	(80)
Deferred income tax expense	9,060	14,319
(Gain) loss on long-term investments	(9,093)	5,987
Gain on sale of business units	(178)	(441)
Provision for uncollectible accounts receivable	273	2,648
Other non-cash activities	14,046	9,406
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(108,115)	(84,192)
Prepaid expenses and other current assets	(6,700)	(13,257)
Other assets	8,747	1,840
Accounts payable	(54,181)	(1,202)
Accrued compensation and benefits	(74,450)	(90,483)
Other accrued liabilities	15,719	9,564
Income taxes receivable/payable	22,554	29,301
Other long-term liabilities	16,111	(8,988)
Unearned revenue	(27,500)	1,244

Total adjustments	(89,893)	(21,033)

Net cash (used in) provided by operating activities	(21,099)	62,602

Cash flows from investing activities:
Purchases of property, equipment and software, net	(93,927)	(64,550)
Additions to other intangible assets	(34,173)	(9,541)
Payments for acquisitions, net of cash acquired	(7,069)	(4,751)
Proceeds from divestitures, net of transaction costs	178	9,307
Purchases of investments	—	(2,596)
Proceeds from sale of investments	8,036	10,551

Net cash used in investing activities	(126,955)	(61,580)

Cash flows from financing activities:
Payments of long-term debt	(24,176)	(33,688)
Excess tax benefit on stock-based compensation	—	80
Proceeds from stock options exercised	155	5,599
Other, net	(75)	(81)

Net cash used in financing activities	(24,096)	(28,090)

Net decrease in cash and cash equivalents	(172,150)	(27,068)
Cash and cash equivalents at beginning of period	730,911	461,883

Cash and cash equivalents at end of period	$558,761	$434,815

The accompanying notes are an integral part of these consolidated financial statements.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Affiliated Computer Services, Inc. (“ACS” or the “Company”) is a Fortune 500 and S&P 500 company with approximately 76,000 employees providing business process outsourcing and information technology services to commercial and government clients. We were incorporated in Delaware on June 8, 1988, and our corporate headquarters is located in Dallas, Texas. Our clients have time-critical, transaction-intensive business and information processing needs, and we typically service these needs through long-term contracts.
The consolidated financial statements are comprised of our accounts and the accounts of our controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with our consolidated financial statements for the fiscal year ended June 30, 2009. The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period. The results for the interim period are not necessarily indicative of results to be expected for the year.
Significant accounting policies are detailed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
We present cost of revenues in our Consolidated Statements of Income based on the nature of the costs incurred. Substantially all these costs are incurred in the provision of services to our customers. The selling, general and administrative costs included in cost of revenues are not material and are not separately presented in the Consolidated Statements of Income.
Subsequent events have been evaluated through October 22, 2009, the date the financial statements were issued.
2. PROPOSED SALE OF THE COMPANY
On September 27, 2009, Xerox Corporation (“Xerox”), Boulder Acquisition Corp. (“Merger Sub”), a wholly-owned subsidiary of Xerox, and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, which has been approved by the Boards of Directors of Xerox and the Company (and recommended by a special committee of independent directors of the Company), the Company will be merged with and into Merger Sub (the “Merger”). The foregoing description is qualified in its entirety by reference to that certain Current Report on Form 8-K/A filed by the Company on September 29, 2009 as well as the Merger Agreement and other agreements and documents incorporated therein.
During the three months ended September 30, 2009, we incurred approximately $18.1 million in costs related to this transaction including legal costs and $11.2 million related to the terms of the Employment Agreement between Darwin Deason, Chairman of our Board of Directors, and the Company. Under the Employment Agreement, the Company is required to make a specified payment to Mr. Deason upon the vote by the Board of Directors to approve a transaction that would constitute a “change of control” of the Company. Upon the Board of Directors’ approval of the Merger Agreement, on or about September 27, 2009, the “change of control” provision in the Employment Agreement was triggered. The payment was made to Mr. Deason during October 2009.
Because of the proposed Merger, the Company has decided to postpone indefinitely its 2009 Annual Meeting of Stockholders, which it had intended to hold on or around November 5, 2009.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) revised principles and requirements for how an acquirer accounts for business combinations. The revisions include guidance for recognizing and measuring the assets acquired, liabilities assumed, and any noncontrolling or minority interests in an acquisition. The revised guidance is applied prospectively and became effective for the Company for business combinations occurring on or after July 1, 2009. In association with these changes, we recorded a write-down of costs incurred for proposed acquisitions of approximately $3.8 million ($2.4 million, net of income tax) on July 1, 2009 included in other operating expenses in our Consolidated Statement of Income for the three months ended September 30, 2009.
In December 2007, the FASB also issued guidance that establishes accounting and reporting standards that require noncontrolling interests to be reported as a separate component of equity, and net income attributable to the parent and to the noncontrolling interest to be separately identified in the income statement. This guidance also requires changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. There was no impact on the financial position or results of operations as a result of the adoption of this change on July 1, 2009.
Effective for the Company on July 1, 2009, the FASB Accounting Standard Codification™ (the “FASB Codification”) is the source of authoritative accounting principles recognized by the FASB. The FASB Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities presented in conformity with generally accepted accounting principles in the United States of America. The application of the FASB Codification did not have an impact on our financial condition or results of operations.
In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, effective for fiscal years ending after December 15, 2009. We have not yet determined the resulting effect, if any, on our financial statement disclosures.
In September 2009, the FASB issued revised guidance for accounting for contracts that contain more than one contract element. Specifically, we currently allocate the total arrangement consideration based upon the elements’ relative fair value. The revised guidance established a selling price hierarchy for determining the selling price of the contract elements, which is based on: (a) vendor-specific objective evidence; (b) third party evidence; or (c) estimates. This guidance also expands the required disclosures and is effective for the Company on July 1, 2010. We do not anticipate that this revised guidance will have a material impact on our financial condition or results of operations and have not yet determined the resulting effect, if any, on our financial statement disclosures.
4. GLOBAL PRODUCTION INITIATIVE
During fiscal year 2009, we commenced a global production initiative to lower future labor costs. The following table reflects the activity for the accruals for involuntary termination of employees related to this global production initiative (in thousands):

Three Months Ended
September 30, 2009
Balance at June 30, 2009	$2,249
Reversals	(1,035)
Payments	(530)

Balance at September 30, 2009	$684

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. PENSION AND OTHER POST-EMPLOYMENT PLANS
Net periodic benefit cost
The following table provides the components of net periodic benefit cost (in thousands):

	Three Months Ended
	September 30,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Defined benefit plans:
Service cost	$1,044	$924	$1,732	$894
Interest cost	1,636	281	1,994	191
Expected return on assets	(1,494)	(315)	(1,786)	(240)
Recognized net actuarial gain	(2)	—	1	—
Amortization of prior service costs	—	55	—	55

Net periodic benefit cost for defined benefit plans	$1,184	$945	$1,941	$900

Contributions
We made contributions to the pension plans of approximately $3.8 million during the three months ended September 30, 2009. We expect to contribute approximately $14.6 million to our pension plans during fiscal year 2010.
6. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2009	2008
Numerator:
Net income	$68,794	$83,635

Denominator:
Basic weighted average shares	97,642	97,307
Effect of dilutive securities:
Stock options	449	784

Total potential common shares	449	784

Diluted weighted average shares	98,091	98,091

Earnings per share
Basic	$0.70	$0.86

Diluted	$0.70	$0.85

Additional dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our Class A common stock. Weighted average stock options to purchase approximately 12.7 million and 9.6 million shares of common stock during the three months ended September 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the windfall tax benefit.
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises. We calculate the assumed proceeds from excess tax benefits based on the deferred tax assets actually recorded without consideration of “as if” deferred tax assets.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. COMPREHENSIVE INCOME
The objective of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes within a company’s equity.
The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Net income	$68,794	$83,635
Other comprehensive income (loss):
Foreign currency translation adjustment	3,045	(36,334)
Unrealized losses on foreign exchange forward agreements (net of income tax of $(463) and $(694), respectively)	(895)	(1,145)
Amortization of unrealized loss on forward interest rate agreements (net of income tax of $240 and $240, respectively)	397	396
Unrealized gains on interest rate swap agreement (net of income tax of $509 and $159, respectively)	842	264
Unrealized gains (losses) on interest rate collar agreements (net of income tax of $779 and $(207), respectively)	1,288	(342)
Amortization of prior service costs (net of income tax of $20 and $20, respectively)	35	35

Comprehensive income	$73,506	$46,509

The following table represents the components of accumulated other comprehensive loss, net (in thousands):

	As of	As of
	September 30,	June 30,
	2009	2009
Foreign currency losses	$(18,442)	$(21,487)
Unrealized gains on foreign exchange forward agreements (net of income tax of $979 and $1,442)	1,537	2,432
Unrealized loss on forward interest rate agreements (net of income tax of $(3,013) and $(3,253), respectively)	(5,047)	(5,444)
Unrealized losses on interest rate swap agreement (net of income tax of $(11,004) and $(11,513), respectively)	(18,211)	(19,053)
Unrealized losses on interest rate collar agreements (net of income tax of $(1,511) and $(2,290), respectively)	(2,501)	(3,789)
Unrecognized prior service costs (net of income tax of $(449) and $(469), respectively)	(771)	(806)
Unrealized gains on funded status of pension and other benefit plans (net of income tax of $1,050 and $1,050, respectively)	3,133	3,133

Total	$(40,302)	$(45,014)

We operate in countries where the functional currency is other than the U.S. dollar, such as the euro, British pound, Indian rupee and other local currencies. When the financial statements of our foreign subsidiaries are consolidated into our U.S. GAAP financial statements, and where such subsidiaries functional currencies are a currency other than the U.S. dollar, we convert such financial statements from the local functional currency of the foreign subsidiary into U.S. dollars. The assets and liabilities are converted using the applicable quarter-end spot exchange rate, while the revenues, expenses and net income of the subsidiaries are converted using an average exchange rate for each month during the period. Because exchange rates fluctuate over time, a debit or credit difference arises between the translated value of each foreign subsidiary’s assets and liabilities, using the latest quarter end spot rate, and the translated value of such subsidiary’s owners’ equity, which is carried at the average historical rate.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All debits and credits accumulated during the fiscal year are netted for presentation purposes and considered to be translation gains and losses. These cumulative translation gains and losses, and the resulting activity within the fiscal year are reported within accumulated other comprehensive loss, net in the stockholders’ equity section of our Consolidated Balance Sheets.
8. FINANCIAL INSTRUMENTS
Derivatives and Hedging Activities
We use certain financial derivatives to mitigate our exposure to volatility in interest rates and foreign currency exchange rates. We use these derivative instruments to hedge exposures in the ordinary course of business and do not invest in derivative instruments for speculative purposes. Each derivative is designated as a cash flow hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded net of related tax effects in accumulated other comprehensive loss, net and are reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Any changes in derivative fair values due to ineffectiveness are recognized currently in income. Changes in the fair value of undesignated hedges are recognized currently in the income statement as other non-operating expense (income), net.
Foreign currency forward agreements
We utilize derivative financial instruments to manage our exposure to foreign currencies related to our domestic and international operations. We enter into foreign currency forward agreements in order to hedge the exchange rate risk associated with specific forecasted transactions, including revenue receipts from clients and payments for cost of revenues. Currencies that we hedge consist primarily of the Mexican peso, Indian rupee, Philippine peso, British pound, euro and Swiss franc. We designate only those contracts which closely match the terms of the underlying transaction as cash flow hedges for accounting purposes. The forward contracts are assessed for effectiveness at inception and on an ongoing basis. During the three months ended September 30, 2009 and 2008, there was no material deemed ineffectiveness related to cash flow hedges, and no reclassification to earnings due to hedged transactions no longer expected to occur. The majority of our contracts will expire at various times over the next 12 months. Results of hedges of revenue receipts and payments to suppliers are recognized in revenues and cost of revenues, respectively, when the underlying transactions affect net income. The net gain of $2.5 million ($1.5 million, net of income tax) related to our revenue and cost of revenue hedges outstanding as of September 30, 2009 is expected to be recognized in earnings within the next 12 months. An immaterial amount of gain relates to hedges with maturities extending beyond 12 months. As of September 30, 2009 and June 30, 2009, the notional amount of our foreign exchange cash flow hedges was $109.0 million and $79.5 million, respectively.
Derivatives not designated as hedging instruments
We have entered into certain other foreign currency contracts not designated as qualified hedges for accounting purposes, although management believes they are essential economic hedges. As of September 30, 2009 and June 30, 2009, the notional amount of these agreements was $40.9 million and $28.3 million, respectively, with maturities ranging from October 2009 to August 2010.
Interest rate hedges
In January 2008, we entered into a zero cost interest rate collar with an interest rate cap of 3.281% and a floor of 2.425%. The notional amount of the collar is $500 million executed in two transactions each having two year terms, $300 million of which expires on January 30, 2010 and $200 million of which expires on February 11, 2010. In March 2007, we entered into a five-year amortizing interest rate swap agreement structured so that we pay a fixed interest rate of 4.897% and receive a floating interest rate equal to the one-month LIBOR rate. At both September 30, 2009 and June 30, 2009, the notional amount of the interest rate swap was $475 million. The interest rate collar and interest rate swap are designated as cash flow hedges of forecasted interest payments on up to $975 million of outstanding floating rate debt. The transactions had a fair market value of zero at inception. Over the next 12 months, we expect to reclassify $21.2 million of deferred losses from accumulated other comprehensive loss, net to interest expense as interest payments related to the designated interest rate swap and collars are recognized.
In order to hedge the variability of future interest payments related to our Senior Notes issuance, we entered into forward interest rate agreements in April 2005. The agreements were designated as cash flow hedges of forecasted interest payments in anticipation of the issuance of the Senior Notes. The notional amount of the agreements totaled $500 million and the agreements were terminated in June 2005 upon issuance of the Senior Notes. The settlement of the forward interest rate agreements of $19.0 million ($12.0 million, net of income tax) was recorded in accumulated other comprehensive loss, net, and is being amortized as an increase in reported interest expense over the term of the Senior Notes, with approximately $2.1

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million to be amortized over the next 12 months. We amortized approximately $0.6 million to interest expense during each of the three months ended September 30, 2009 and 2008.
Please see Note 9 for information regarding the fair value of our financial instruments and Note 7 for additional information on changes in accumulated other comprehensive loss, net for the three months ended September 30, 2009 and 2008.
The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets (in thousands):

		As of	As of
		September 30,	June 30,
Item	Balance Sheet Location	2009	2009
Asset derivatives
Derivatives designated as hedging instruments
Foreign exchange forward agreements	Prepaid expenses and other current assets	$2,926	$3,860

		2,926	3,860

Derivatives not designated as hedging instruments
Non-qualified foreign exchange forward agreements	Prepaid expenses and other current assets	193	345

		193	345

Total asset derivatives		$3,119	$4,205

Liability derivatives
Derivatives designated as hedging instruments
Foreign exchange forward agreements	Other accrued liabilities	$412	$—
Interest rate swap and collar	Other accrued liabilities	21,211	24,704
Interest rate swap and collar	Other long-term liabilities	12,015	11,941

		33,638	36,645

Derivatives not designated as hedging instruments
Non-qualified foreign exchange forward agreements	Other accrued liabilities	913	390

		913	390

Total liability derivatives		$34,551	$37,035

The following tables present the amounts affecting the Consolidated Statements of Income (in thousands):

Gain (Loss)
Gain (Loss)	Reclassified from
Recognized in Other	Accumulated Other
Comprehensive Income	Location of Gain	Comprehensive Loss, Net
(Loss), Net on Derivatives (a)	(Loss) Reclassified	into Income (a)
Three Months Ended	from Accumulated	Three Months Ended
Derivatives Designated	September 30,	Other Comprehensive	September 30,
as Hedging Instruments	2009	2008	Loss, Net into Income (a)	2009	2008
Cash flow hedges:
Foreign currency forward contracts	$(435)	$(244)	Revenues	$122	$161
Foreign currency forward contracts	112	(637)	Cost of revenues	913	797
Interest rate swap	(4,188)	(3,377)	Interest expense	(5,539)	(3,800)
Interest rate collar	(661)	(549)	Interest expense	(2,728)	—

Total designated cash flow hedges	$(5,172)	$(4,807)	$(7,232)	$(2,842)

(a)	For the three months ended September 30, 2009 and 2008, we recorded no ineffectiveness from cash flow hedges.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gain (Loss) Recognized
		in Income on Derivatives
		Three Months Ended
Derivatives not Designated	Location of Gain (Loss)	September 30,
as Hedging Instruments	Recognized in Income	2009	2008
Foreign currency forward contracts	Other non-operating expense (income), net	$(1,364)	$(783)
At September 30, 2009, Citibank, N.A., Wells Fargo Bank, N.A., and SunTrust Bank were the counterparties with respect to all but an insignificant portion of our derivative liability. Our derivative liability totaled $1.04 billion in notional amounts as of September 30, 2009. The aggregate fair value amount of derivative instruments that contain credit-risk-related contingent features that are in a net liability position at September 30, 2009 is $34.6 million.
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
Investments
As of September 30, 2009 and June 30, 2009, as part of our deferred compensation and other employee benefit plans, we held investments in insurance policies with a fair market value of $63.9 million and $57.7 million, respectively, and mutual funds with a fair market value of $26.6 million and $24.9 million, respectively. We recorded gains (losses) on these investments of $8.0 million and $(5.8 million) during the three months ended September 30, 2009 and 2008, respectively. Our deferred compensation plan mutual funds are classified as trading securities. We had unrealized trading losses of $(1.8 million) and $(3.7 million) related to mutual fund investments held on September 30, 2009 and June 30, 2009, respectively.
During the three months ended September 30, 2009, we sold our U.S. Treasury Notes and recorded a gain on the sale of the Treasury Notes of $0.5 million. As of June 30, 2009, we held approximately $7.4 million of U.S. Treasury Notes in conjunction with a contract in our Government segment, which were pledged in accordance with the terms of the contract to secure our performance, and were classified as investments held to maturity.
9. FAIR VALUE MEASUREMENTS
Effective July 1, 2008, we adopted the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. We did not record an adjustment to retained earnings as a result and the adoption did not have a material effect on the Company’s results of operations. The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.
On July 1, 2009, we adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The accounting standard for those assets and liabilities did not have a material impact on our financial position, results of operations or liquidity. We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of September 30, 2009.
The FASB provides a fair value framework that requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

Description	Level 1	Level 2	Level 3	Total
ASSETS
Other current assets
Foreign currency derivatives (a)	$—	$3,119	$—	$3,119
Other assets
Deferred compensation investments in cash surrender life insurance (b)	—	63,874	—	63,874
Deferred compensation investments in mutual funds (c)	—	26,593	—	26,593

Total assets	$—	$93,586	$—	$93,586

LIABILITIES
Other current liabilities
Foreign currency derivatives (a)	$—	$1,325	$—	$1,325
Interest rate swap and collar (d)	—	21,211	—	21,211
Other long-term liabilities
Deferred compensation plan liabilities (e)	—	85,258	—	85,258
Interest rate swap (d)	—	12,015	—	12,015

Total liabilities	$—	$119,809	$—	$119,809

(a)	Foreign currency derivatives consist of foreign currency forward agreements. Fair value is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties.

(b)	Fair value is reflected as the cash surrender value of Company-owned life insurance.

(c)	Fair value is based on quoted market prices for actively traded assets similar to those held by the deferred compensation plan.

(d)	The fair values of the interest rate swap and collars are determined using prices obtained from pricing agencies and financial institutions that develop values based on inputs observable in active markets, including interest rates, with consideration given to the nonperformance risk of the Company and that of its counterparties.

(e)	Fair value of the deferred compensation liability is based on the fair value of investments corresponding to employees’ investment selections, based on quoted prices for similar assets in actively traded markets.

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. SEGMENT INFORMATION
The following is a summary of certain financial information by reportable segment (in thousands):

	Commercial	Government	Corporate	Consolidated
Three Months Ended September 30, 2009
Revenues	$1,020,373	$656,623	$—	$1,676,996
Operating expenses (excluding depreciation and amortization)	851,640	533,709	64,450	1,449,799
Depreciation and amortization expense	67,786	27,930	1,171	96,887

Operating income (loss)	$100,947	$94,984	$(65,621)	$130,310

Three Months Ended September 30, 2008
Revenues (a)	$959,417	$645,037	$—	$1,604,454
Operating expenses (excluding depreciation and amortization)	798,225	511,195	24,680	1,334,100
Depreciation and amortization expense	70,619	26,352	635	97,606

Operating income (loss)	$90,573	$107,490	$(25,315)	$172,748

(a)	Revenues in our Government segment include revenues from operations divested through September 30, 2009 of $0.3 million for the three months ended September 30, 2008.
11. COMMITMENTS AND CONTINGENCIES
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
On May 17, 2006, we received a grand jury subpoena from the United States District Court, Southern District of New York, requesting production of documents related to the granting of our stock option grants. We responded to the grand jury subpoena and produced documents to the United States Attorney’s Office in connection with the grand jury proceeding.
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
In light of the investigation and due to concerns regarding Section 409A of the Internal Revenue Code and related regulations (“409A”), beginning in December 2006, we took steps to minimize the effect of 409A. These steps included amending the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
pricing of the options, purchasing, through a tender offer, the outstanding options and reimbursing option holders additional taxes incurred upon exercise. In addition, during the investigation, we determined that certain tax deductions taken with respect to the stock option grants in question were improper under Internal Revenue Code Section 162(m) and related regulations (“162(m)”). We restated our income tax liability for the relevant years to the Internal Revenue Service (“IRS”) and paid approximately $35.0 million in additional taxes, penalties and interest to the IRS. During fiscal year 2008, the IRS finalized its audit for our fiscal years 2001 through 2003 which should resolve any 162(m) for those years. This audit resulted in a revised liability of $26.9 million in income tax, interest and penalties. During fiscal year 2008, $5.9 million was released to income tax expense and $0.5 million was credited to additional paid-in capital. At this time, we expect the resolution of the fiscal year 2004 section 162(m) issues to be resolved within the next 12 months but cannot predict the timing of the resolution for fiscal year 2005.
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
In July 2007, we notified former employees with vested, unexercised and outstanding options which had exercise prices per share that were less, or may have been less, than the fair market value per share of ACS on the revised measurement dates for such options, as determined by us for accounting and tax purposes, that we will pay them the additional 20% income tax imposed by Section 409A based on the excess, if any, of the fair market value of our Class A common stock (up to $62 per share or up to $1.9 million in the aggregate) on the date a triggering event occurs or condition exists that under Section 409A results in the excess being recognized and reported as income on the former employee’s W-2 and the exercise price of the affected option (reduced by any gain that had become subject to tax in a prior year because of an earlier triggering event). As of September 30, 2009, we anticipate that these income tax reimbursements will be up to approximately $1.3 million based on the current fair market value of our Class A common stock on the exercise date and will be paid from cash flows from operating activities as the triggering event occurs for each option holder. During the three months ended September 30, 2009 and 2008, we charged (credited) approximately $0.8 million and $(0.3 million), respectively, to wages and benefits in our Consolidated Statements of Income related to these income tax reimbursements based on the current fair market value of our Class A common stock on September 30, 2009 and 2008. The estimated liability related to these income tax reimbursements will be adjusted to reflect changes in the current fair market value of our Class A common stock each quarter until the options are exercised.
Investigation Concerning Procurement Process at Hanscom Air Force Base
In October 2002, one of our subsidiaries, ACS Defense, LLC, and several other government contractors received a grand jury document subpoena issued by the U.S. District Court for the District of Massachusetts. The subpoena was issued in connection with an inquiry being conducted by the Antitrust Division of the Department of Justice (“DOJ”). The inquiry concerns certain IDIQ (Indefinite Delivery – Indefinite Quantity) procurements and their related task orders, which occurred in the late 1990s at Hanscom Air Force Base in Massachusetts. In February 2004, we sold the contracts associated with the Hanscom Air Force Base relationship to ManTech International Corporation (“ManTech”); however, we have agreed to indemnify ManTech with respect to this DOJ investigation, which remains ongoing.
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
Litigation Arising from Proposed Xerox Transaction
Nine lawsuits have been filed in connection with the proposed Merger with Merger Sub. Seven lawsuits were filed in the District and County Courts of Dallas County, Texas and two lawsuits were filed in Delaware Chancery Court. The plaintiffs in each case allege that they are Company stockholders, and they purport to bring a class action on behalf of all of the Company’s stockholders. The lawsuits generally assert claims of breach of fiduciary duties against members of the

AFFILIATED COMPUTER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company’s board of directors, allegedly aided and abetted by the Company and Xerox. The plaintiffs allege that the terms of the proposed acquisition are unfair to the Company’s Class A stockholders principally on the grounds that the consideration offered to the Class A stockholders is both inadequate and unfairly favorable to the Chairman of the Company, and that the proposed Merger is the result of an unfair process. Plaintiffs seek equitable relief, including an injunction against the proposed Merger, and recovery of unspecified monetary damages allegedly sustained by the stockholders. On October 7, 2009, the Delaware Chancery Court entered an order consolidating the two cases before it. On October 22, 2009, the Delaware Chancery Court granted the plaintiffs’ motion for class certification.
In connection with one of the lawsuits pending in the County Court of Dallas County, Texas, ACS, with the concurrence of Xerox, has agreed to an Undertaking pursuant to which it will, in furtherance of the Merger Agreement, provide confidential information to a potential acquiror if: (a) the potential acquiror executes a customary confidentiality agreement on terms no less restrictive than ACS’s existing confidentiality agreement with Xerox, which confidentiality agreement shall not contain a standstill provision; (b) the potential acquiror submits a Takeover Proposal as that term is defined in Section 7.03(d) of the Merger Agreement that the special committee determines in good faith to be reasonably likely to lead to a proposal that provides greater consideration to ACS’s Class A stockholders than provided in the Merger Agreement, which offer may be made expressly contingent on due diligence and obtaining financing commitments and may be subsequently modified or withdrawn; and (c) ACS’s special committee determines in good faith, after consulting with its financial advisors and ACS’s management, that the potential acquiror (i) has the financial resources to complete an acquisition of ACS that is more favorable to ACS’s stockholders and (ii) is submitting a Takeover Proposal for the purpose of acquiring ACS as opposed to merely pursuing a transaction in order to obtain competitively sensitive information from ACS. In addition, pursuant to this Undertaking: (a) ACS may disclose the above procedure to any potential acquiror that contacts ACS; (b) ACS may participate in discussions or negotiations with the person or entity making such Takeover Proposal (and its representatives) regarding such Takeover Proposal; (c) ACS may directly contact a potential acquiror who has made and continues to make such a Takeover Proposal; and (d) when sharing confidential information with its competitors, ACS may adopt appropriate procedures to protect its competitively sensitive information.
All of the litigation arising from the acquisition offer is being vigorously defended. ACS believes it has meritorious defenses to the plaintiffs’ claims. Accordingly, ACS has not accrued any amount on its balance sheet related to these lawsuits. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any, should an unfavorable outcome occur for the matters noted above.
Other Litigation
In a tentative agreement to settle in September 2009 which was finalized on October 9, 2009, the Company settled an action 4KS Aviation III, Inc. v. Darwin A. Deason, DDH Aviation, LLC, and Affiliated Computer Services, Inc., which was pending in County Court of Dallas County, Texas. As part of the settlement, the Company paid the plaintiff approximately $12.0 million which included the acquisition of three airplanes which will be recorded at their fair market value of approximately $4.0 million, and agreed to a dismissal, with prejudice, of the case. We recorded a charge of $8.0 million during the three months ended September 30, 2009 related to the settlement. All other defendants in the case were voluntarily dismissed with prejudice by the plaintiff.
Other
Certain contracts, primarily in our Government segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2009, $653.5 million of our outstanding surety bonds and $60.5 million of our outstanding letters of credit secure our performance of contractual obligations with our clients. Approximately $18.8 million of our letters of credit secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and our Credit Facility to respond to future requests for proposals.
Our Commercial Education business performs third party student loan servicing in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2009, we serviced a FFEL portfolio of approximately 6.3 million loans with an outstanding principal balance of approximately $64.6 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2009, other accrued liabilities include reserves which we believe to be adequate.
We are obligated to make certain contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions. During the three months ended September 30, 2009 and 2008, we made contingent consideration payments of $1.8 million and $2.9 million, respectively, related to acquisitions completed in prior years. As of September 30, 2009, the maximum aggregate amount of the outstanding contingent obligations to former shareholders of acquired entities is approximately $45.7 million. Any such payments primarily result in a corresponding increase in goodwill.
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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
All statements and assumptions contained or referenced in this Quarterly Report and its exhibits that are not based on historical fact, such as statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies, indebtedness, litigation, competitive positions, growth opportunities and plans and objectives of management, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such forward-looking statements and assumptions include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies, indebtedness, litigation, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the anticipated results, prospects, performance or achievements expressed or implied by such statements. Such risks and uncertainties include, but are not limited to: (a) the cost and cash flow impact of our debt and our ability to obtain further financing; (b) the complexity of the legal and regulatory environments in which we operate, including the effect of claims and litigation; (c) our oversight by the SEC and other regulatory agencies and investigations by those agencies; (d) our credit rating or further reductions of our credit rating; (e) a decline in revenues from or a loss or failure of significant clients; (f) our ability to recover capital investments in connection with our contracts; (g) possible period-to-period fluctuations in our non-recurring revenues and related cash flows; (h) competition and our ability to compete effectively; (i) dissatisfaction with our services by our clients; (j) our dependency to a significant extent on third party providers, such as subcontractors, a relatively small number of primary software vendors, utility providers and network providers; (k) our ability to identify, acquire or integrate other businesses or technologies; (l) our ability to manage our operations and our growth; (m) termination rights, audits and investigations related to our Government contracts; (n) delays in signing and commencing new business; (o) the effect of some provisions in contracts and our ability to control costs; (p) claims associated with our actuarial consulting and benefit plan management services; (q) claims of infringement of third-party intellectual property rights; (r) laws relating to individually identifiable information; (s) potential breaches of our security system; (t) the impact of budget deficits and/or fluctuations in the number of requests for proposals issued by governments; (u) risks regarding our international and domestic operations; (v) fluctuations in foreign currency exchange rates; (w) our ability to attract and retain necessary technical personnel, skilled management and qualified subcontractors; (x) risks associated with loans that we service; (y) the effect of certain provisions of our certificate of incorporation, bylaws and Delaware law and our stock ownership; (z) the price of our Class A common stock; (aa) the risk that we will not realize all of the anticipated benefits from our proposed transaction with Xerox; (bb) the risk that customer retention and revenue expansion goals for the proposed Xerox transaction will not be met and that disruptions from the proposed Xerox transaction will harm relationships with customers, employees and suppliers; (cc) the risk that unexpected costs will be incurred in connection with the proposed Xerox transaction; (dd) the outcome of litigation, including with respect to the proposed Xerox transaction; (ee) antitrust and other regulatory proceedings to which we may be a party in connection with the proposed Xerox transaction; and (ff) the risk that the proposed Xerox transaction will not close or that our or Xerox’s shareholders fail to approve the proposed Xerox transaction. For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and other reports from time to time that we file with or furnish to the SEC. Forward-looking statements contained or referenced in this Quarterly Report and its exhibits speak only as of the date of this Report and forward-looking statements in documents incorporated by reference speak only as to the date of those documents. We disclaim, and do not undertake any obligation to, update or release any revisions to any forward-looking statement.
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
New Business Pipeline
Management focuses on various metrics in analyzing our business, its performance and its outlook. One such metric is our sales pipeline, which was approximately $2.2 billion of annual recurring revenues as of September 30, 2009. Our sales pipeline includes potential business opportunities that will be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue that are in excess of $100 million. Both the Commercial and Government pipelines have significant, quality opportunities within our vertical markets and horizontal solutions. As of September 30, 2009, the Commercial segment comprised approximately 59% of our pipeline and the Government segment comprised the remaining 41%. By service line, approximately 80% of our pipeline is business process outsourcing and approximately 20% of the pipeline is information technology solutions as of September 30, 2009. The Commercial segment pipeline includes opportunities in transactional business process outsourcing, information technology outsourcing, commercial healthcare, consumer goods and wireless customer care, commercial education and loan processing, benefits outsourcing and finance and accounting outsourcing. The Government segment pipeline includes opportunities in government healthcare, child support and electronic payment services, public safety, transportation and Federal government services.
While the magnitude of our sales pipeline is an important indicator of potential new business signings and potential future internal revenue growth, actual new business signings and internal revenue growth depend on a number of factors, including the effectiveness of our sales pursuit teams, competition for a deal, deal pricing and the cash flow generation qualities of each deal which are subject to risks described further in Item 1A. Risk Factors of our Annual Report on Form 10-K as of June 30, 2009.
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
During the three months ended September 30, 2009, we signed contracts with new clients and incremental business with existing clients representing $212.4 million of annual recurring revenue with an estimated $833.0 million in total contract value. The Commercial segment contributed 71% of the new contract signings and the Government segment contributed 29% of the new contract signings (based on annual recurring revenue).
Internal Revenue Growth
We use internal revenue growth as a measure of the organic growth of our business. Internal revenue growth is measured as total revenue growth less revenues from acquisitions and revenues from divested operations. At the date of an acquisition, we identify the trailing twelve months of revenue of the acquired company as the “pre-acquisition revenue of acquired companies.” Pre-acquisition revenue of the acquired companies is considered “acquired revenues” in our calculation, and actual revenues from the acquired company, either above or below “acquired revenues” are components of “internal growth” in our calculation. Revenues from divested operations are excluded from the internal revenue growth calculation in the periods following the effective date of the divestiture. We believe these adjustments to historical reported results are necessary to accurately reflect our internal revenue growth. Prior period internal revenue growth calculations are not restated for current period divestitures. Our measure of internal revenue growth may not be comparable to similarly titled measures of other companies. During the three months ended September 30, 2009, total revenue grew 5% over the prior fiscal year period and internal revenue grew 2% over the prior fiscal year period.
Client Renewal Rates
We focus on the performance of our contractual obligations and continually monitor client satisfaction. Renewal rates are the best indicator of client satisfaction. We calculate our renewal rate based on the total annual recurring revenue of renewals won as a percentage of total annual recurring revenue of all renewals sought. During the three months ended September 30,

2009, we renewed approximately 83% of total renewals sought, totaling $309.9 million of annual recurring revenue with a total contract value of approximately $484.8 million. During the three months ended September 30, 2008, we renewed approximately 76% of total renewals sought, totaling $304.3 million of annual recurring revenue with a total contract value of approximately $1.1 billion. Average contract life for renewals varies between our Government and Commercial segments. The average contract life of renewals in the Government segment is often longer than those in the Commercial segment.
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
We monitor the capital intensity, defined as the total of capital expenditures and additions to intangible assets, as a percentage of revenue, of new business signings. Understanding the capital intensity of new business signings is critical in determining the future free cash flow generating levels of our business. Historically, our capital intensity in our business has ranged between 5% and 7% of revenue. During the three months ended September 30, 2009 and 2008, the overall capital intensity of our business was approximately 7.6% and 4.6% of revenues, respectively. The increase in capital intensity during the three months ended September 30, 2009 is primarily due to incremental spending in our information technology services business and our government healthcare business. We expect that as our new business signings ramp, we will incur capital expenditures associated with the new business, which could result in increased capital intensity over the fiscal year 2009 percentage. We expect that capital intensity in fiscal year 2010 will remain within our historical range.
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
Other
We identified a number of risk factors in Item 1A. Risk Factors of our Annual Report on Form 10-K as of June 30, 2009. Management continually monitors the general economic conditions, changes in technology and other developments in the markets we serve, competitive pricing trends and contractual terms for future impact on the Company in order to be able to respond effectively and on a timely basis to these developments.
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
Significant Developments
Proposed Sale of the Company
Please see Note 2 to our Consolidated Financial Statements for a discussion of the proposed sale of the Company to Xerox Corporation.

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

	Three Months Ended September 30,
	2009	2008	Growth %
Consolidated
Acquired revenues	$45	$—	3%
Internal revenues	1,632	1,604	2%

Total revenues	$1,677	$1,604	5%

Commercial
Acquired revenues	$43	$—	4%
Internal revenues	977	959	2%

Total revenues	$1,020	$959	6%

Government
Acquired revenues	$2	$—	0%
Internal revenues	655	645	2%

Total revenues	$657	$645	2%

Results of Operations
The following table sets forth the items from our Consolidated Statements of Income expressed as a percentage of revenues. Please refer to the comparisons below for discussion of items affecting these percentages.

	Three Months Ended
	September 30,
	2009	2008
Revenues	100.0%	100.0%

Operating expenses:
Cost of revenues:
Wages and benefits	45.8%	45.7%
Services and supplies	25.5%	23.3%
Rent, lease and maintenance	12.2%	12.6%
Depreciation and amortization	5.8%	6.1%
Other	0.7%	0.7%

Cost of revenues	90.0%	88.4%

Other operating expenses	2.2%	0.8%

Total operating expenses	92.2%	89.2%

Operating income	7.8%	10.8%

Interest expense	1.7%	2.2%
Other non-operating expense (income), net	-0.5%	0.3%

Pretax profit	6.6%	8.3%

Income tax expense	2.5%	3.1%

Net income	4.1%	5.2%

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008
Revenues
During the three months ended September 30, 2009, our revenues increased $72.5 million, or 5%, to $1.68 billion from $1.60 billion during the three months ended September 30, 2008. Internal revenue growth for the three months ended September 30, 2009 was 2% and the remainder of the revenue growth was related to acquisitions.
Revenue in the commercial segment, which represented approximated 61% of our consolidated revenue for the three months ended September 30, 2009, increased $61.0 million or 6% to $1.02 billion during the three months ended September 30, 2009 compared to the same period last year. Internal revenue growth was 2% and growth from acquisitions was 4%. Internal revenue growth was due to growth in the following areas: business process outsourcing with growth in healthcare payer, financial services and the wireless customer care lines of business. This growth was offset by declines in our human capital management consulting and information technology outsourcing businesses.
Revenue in the government segment, which represented 39% of our consolidated revenue for the three months ended September 30, 2009, increased $11.6 million or 2% to $656.6 million during the three months ended September 30, 2009 compared to the same period last year. Internal revenue growth was 2% and accounted for all of the government growth. We experienced internal revenue growth in the following areas: (i) state and local business with growth in electronic payment and citizen relief services and (ii) our federal business for the student loan and electronic payment services. This growth was reduced by lower performance in our government healthcare, administrative services and transportation solutions, primarily for public transport projects.
Operating expenses
Wages and benefits increased $33.5 million, or 4.6%, to $767.5 million. As a percentage of revenue, wages and benefits increased 0.1% to 45.8% from 45.7% during the same period in the prior year. During the three months ended September 30, 2009, we recorded a charge of $11.2 million related to the terms of the employment agreement with Mr. Deason as discussed in Note 2 to our Consolidated Financial Statements. Excluding this charge, wages and benefits decreased 0.6% as a percentage of revenue. During the three months ended September 30, 2009 and 2008, we recorded a charge (benefit) in wages and benefits of approximately $8.8 million and $(6.1 million), respectively, related to our deferred compensation plans as a result of the change in the market value of the liability to employees which is substantially offset in other non-operating expense (income), net as discussed below. During the three months ended September 30, 2009 and 2008, we recorded a charge (benefit) of $0.8 million and $(0.3 million), respectively, for estimated costs related to certain former employees’ stock options as discussed in Note 11 to our Consolidated Financial Statements. The remaining decrease as a percentage of revenue is primarily due to the impact of our global production initiative which was implemented during fiscal year 2009.
Services and supplies increased $54.9 million, or 14.7%, to $428.4 million. As a percentage of revenue, services and supplies increased 2.2% to 25.5% from 23.3% during the same period of the prior year. Services and supplies increased 1.8% as a percentage of revenue due to ramp of new business in our commercial business process outsourcing line of business. During the three months ended September 30, 2009, we recorded a charge of $0.2 million related to the potential sale of the Company to Xerox Corporation. During the three months ended September 30, 2008, we recorded $0.1 million in costs related to our ongoing stock option investigation. During the three months ended September 30, 2009 and 2008, we recorded a (benefit) charge of $(0.1 million) and $0.1 million, respectively, in services and supplies related to the prior potential sale of the Company.
Rent, lease and maintenance expenses increased $2.9 million, or 1.5%, to $205.1 million. As a percentage of revenue, rent, lease and maintenance expenses decreased 0.4% to 12.2% from 12.6% during the same period of the prior year. During the three months ended September 30, 2009 and 2008, we recorded $0.8 million and $0.6 million, respectively, for electronic data storage costs related to our ongoing stock option investigation.
Other operating expenses increased $23.2 million, to $37.3 million. As a percentage of revenue, other operating expenses increased 1.4%, to 2.2% from 0.8% in the same period of the prior year. Operating expenses during the three months ended September 30, 2009 and 2008 were impacted by the items discussed above, including the following (in millions):

	Three Months Ended
	September 30,
	2009	2008
Government segment:
Effect of adoption of new accounting principle (see Note 3 to our Consolidated Financial Statements)	$3.8	$—
Gain on sale of bindery business	—	(0.2)

Corporate segment:
Legal costs associated with the proposed sale of the Company to Xerox Corporation (see Note 2 to our Consolidated Financial Statements)	6.6	—
Legal settlement (see Note 11 to our Consolidated Financial Statements)	8.0	—
Legal costs associated with the ongoing stock option investigations and stockholder derivative lawsuits, net of insurance recovery	0.7	3.6
Legal costs associated with the prior potential sale of the Company and stockholder derivative lawsuits	—	0.7

Total	$19.1	$4.1

As a percentage of revenue	1.1%	0.3%

Change as a percentage of revenue explained above	0.8%
Other net change as a percentage of revenue	0.6%

Total change as a percentage of revenue	1.4%

Operating income
Operating income decreased $42.4 million, or 24.6%, to $130.3 million. As a percentage of revenue, operating income decreased 3.0% to 7.8% during the three months ended September 30, 2009 from 10.8% during the same period of the prior year. Operating income during the three months ended September 30, 2009 and 2008 was impacted by the items discussed above, including the following (in millions):

	Three Months Ended
	September 30,
	2009	2008
Commercial segment:
(Cost) benefit related to our deferred compensation plans	$(1.7)	$1.6

Government segment:
Effect of adoption of new accounting principle (see Note 3 to our Consolidated Financial Statements)	(3.8)	—
Gain on sale of bindery business	—	0.2

Corporate segment:
(Cost) benefit related to our deferred compensation plans	(7.1)	4.4
Legal and other costs associated with the proposed sale of the Company to Xerox Corporation (see Note 2 to our Consolidated Financial Statements)	(18.1)	—
Legal settlement (see Note 11 to our Consolidated Financial Statements)	(8.0)	—
Legal costs associated with the ongoing stock option investigations and stockholder derivative lawsuits, net of insurance recovery	(1.5)	(4.4)
Legal benefit (costs) associated with the prior potential sale of the Company and stockholder derivative lawsuits, net of insurance recovery	0.1	(0.8)
Costs related to certain former employees’ stock options	(0.8)	0.3

Total	$(40.9)	$1.3

As a percentage of revenue	-2.4%	0.1%

Change as a percentage of revenue explained above	-2.5%
Other net change as a percentage of revenue	-0.5%

Total change as a percentage of revenue	-3.0%

Interest expense
Interest expense decreased $6.0 million compared to the same period in the prior year primarily due to lower outstanding balances and lower interest rates on outstanding debt.
Other non-operating expense (income), net
Other non-operating expense (income), net decreased $12.8 million, to $(9.1 million) from $3.7 million in the same period in the prior year. The three months ended September 30, 2009 and 2008 include losses (income) on the investments supporting our deferred compensation plans of approximately $(8.0 million) and $5.8 million, respectively, and gains on foreign currency offset by losses on our hedging instruments and lower interest income. The losses (income) on the investments supporting our deferred compensation plans are primarily offset in wages and benefits.
Liquidity and Capital Resources
Cash flow
During the three months ended September 30, 2009, cash flows used in operating activities were approximately $(21.1 million) compared to $62.6 million provided by operating activities in the three months ended September 30, 2008. Our cash flows used in operating activities were impacted by the timing of payments to vendors, higher payments to employees for annual incentive compensation plans and lower collections from customers on unearned revenue.
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

	Three Months Ended
	September 30,
	2009	2008
Net cash (used in) provided by operating activities	$(21,099)	$62,602
Purchases of property, equipment and software, net	(93,927)	(64,550)
Additions to other intangible assets	(34,173)	(9,541)

Free cash flow	$(149,199)	$(11,489)

During the three months ended September 30, 2009, net cash used in investing activities was $127.0 million compared to $61.6 million during the same period of the prior year. Net cash used in investing activities includes the following:
•	During the three months ended September 30, 2009, we used $7.1 million for acquisitions, net of cash acquired, primarily for a working capital settlement and contingent consideration related to prior year acquisitions. During the three months ended September 30, 2008, we used $4.8 million for acquisitions, net of cash acquired, primarily for contingent consideration and a working capital settlement related to prior year acquisitions.

•	During the three months ended September 30, 2008, we received $9.3 million related to the sale of our bindery business during the period.

•	Cash used for the purchase of property, equipment and software, net and additions to other intangible assets was $128.1 million and $74.1 million for the three months ended September 30, 2009 and 2008, respectively. During the three months ended September 30, 2009 and 2008, the overall capital intensity of our business was approximately 7.6% and 4.6% of revenues, respectively. The increase in capital intensity during the three months ended September 30, 2009 is primarily due to incremental spending in our information technology services business and our government healthcare business.

•	During the three months ended September 30, 2009 and 2008, we received $8.0 million and $10.6 million, respectively, in proceeds primarily from the sale of investments. During the three months ended September 30, 2008, we purchased $2.6 million of investments to support our deferred compensation plans.
During the three months ended September 30, 2009 and 2008, net cash used in financing activities was $24.1 million and $28.1 million, respectively. Such financing activities include net borrowings on our Credit Agreement with Citicorp USA, Inc., as Administrative Agent (“Citicorp”), Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and with Morgan Stanley Bank, SunTrust Bank, Bank of Tokyo-Mitsubishi UFJ, Ltd., Wachovia Bank National Association, Bank of America, N.A., Bear Stearns Corporate Lending and Wells Fargo Bank, N.A., as Co-Syndication Agents, and various other lenders and issuers (the “Credit Facility”), proceeds from the exercise of stock options and excess tax benefits from stock-based compensation.
Credit arrangements
Draws made under our Credit Facility are made to fund cash acquisitions and share repurchases and for general working capital requirements. During the last twelve months, the balance outstanding under our credit facilities for borrowings ranged from $1.77 billion to $1.82 billion. At September 30, 2009, we have approximately $886.9 million of unused commitment under our revolving credit facility after giving effect to outstanding indebtedness of $33.8 million and $79.3 million of outstanding letters of credit that secure certain contractual performance and other obligations. Based on the current leverage ratios under our Credit Facility, we have approximately $490.7 million available for current draw under this revolving facility. At September 30, 2009, we had $1.77 billion outstanding under our Credit Facility, of which $1.75 billion is reflected in long-term debt and $18 million is reflected in current portion of long-term debt. Approximately $1.74 billion of our outstanding Credit Facility bore interest of approximately 2.25% and approximately $33.8 million bore interest of approximately 1.35%. Please see Note 8 to our Consolidated Financial Statements for a discussion of the interest rate swap and interest rate collar agreements related to interest rates on our Credit Facility. We are in compliance with the covenants of our Credit Facility, as amended, as of the date of filing of this report.
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
Derivative instruments and hedging activities
Please see Note 8 to our Consolidated Financial Statements for a discussion of our derivative instruments and hedging activities.
Stock Option Repricing
Please see Note 11 to our Consolidated Financial Statements for a discussion of our offer to former employees related to stock option revised measurement dates as the result of our internal investigation of our stock option grant practices.
Other
At September 30, 2009, we had cash and cash equivalents of $558.8 million compared to $730.9 million at June 30, 2009. Our working capital (defined as current assets less current liabilities) increased $54.9 million to $984.0 million at September 30, 2009 from $929.1 million at June 30, 2009. Our current ratio (defined as total current assets divided by total current liabilities) was 1.7 and 1.6 at September 30, 2009 and June 30, 2009, respectively. Our debt-to-capitalization ratio (defined as the sum of short-term and long-term debt divided by the sum of short-term and long-term debt and equity) was 46% and 47% at September 30, 2009 and June 30, 2009, respectively.
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

Disclosures about Contractual Obligations and Commercial Commitments as of September 30, 2009 (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt (1)	$1,772,131	$18,380	$70,058	$1,683,668	$25
Senior Notes, net of unamortized discount (1)	499,629	249,988	—	—	249,641
Capital lease obligations (1)	51,615	24,720	24,530	2,365	—
Operating lease obligations (2)	1,083,694	418,374	432,266	140,562	92,492
Purchase obligations (3)	19,562	5,518	14,044	—	—

Total Contractual Obligations	$3,426,631	$716,980	$540,898	$1,826,595	$342,158

		Amount of Commitment Expiration per Period
	Total
	Amounts	Less than			After 5
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	Years

Standby letters of credit	$79,268	$79,247	$21	$—	$—
Surety bonds	653,467	620,512	31,272	136	1,547

Total Other Commercial Commitments	$732,735	$699,759	$31,293	$136	$1,547

(1)	Excludes accrued interest of $10.6 million at September 30, 2009.

(2)	We have various contractual commitments to lease hardware and software and for the purchase of maintenance on such leased assets with varying terms through fiscal year 2021, which are included in operating leases in the table.

(3)	We have entered into various contractual agreements to purchase telecommunications services. These agreements provide for minimum annual spending commitments, and have varying terms through fiscal year 2016, and are included in purchase obligations in the table.
We made contributions of approximately $3.8 million to our pension plans during the three months ended September 30, 2009 and expect to contribute approximately $14.6 million to our pension plans during fiscal year 2010. Minimum pension funding requirements are not included in the table above as such amounts are zero for our pension plans as of September 30, 2009.
As of September 30, 2009, we had gross reserves for uncertain tax positions totaling $39.5 million, which excludes $7.7 million of offsetting tax benefits. We anticipate a significant change in the next 12 months to the total amount of unrecognized benefits due to ongoing negotiations with taxing authorities. However, due to the uncertain nature of the settlement process, we are unable to make a reasonable estimate as to when cash settlements of these uncertain tax positions with taxing authorities will occur.
Please see Note 11 to our Consolidated Financial Statements for a discussion of our outstanding surety bonds and letters of credit.
Please see Note 11 to our Consolidated Financial Statements for a discussion of our obligation to make contingent payments to former shareholders of acquired entities upon satisfaction of certain contractual criteria in conjunction with certain acquisitions.
As discussed in Note 11 to our Consolidated Financial Statements, as of September 30, 2009 we accrued approximately $1.3 million to be paid to former employees related to stock option revised measurement dates as the result of our internal investigation of our stock option grant practices.
Please see Note 11 to our Consolidated Financial Statements for a discussion of our exposure under our Commercial contract to perform third party student loan servicing in the FFEL program on behalf of various financial institutions.
Critical Accounting Policies
As of the date of filing of this report, there have not been any material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the SEC on August 27, 2009.

New Accounting Pronouncements
Please see Note 3 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates.
Our Credit Facility is a variable rate facility that is tied to LIBOR. We have $1.77 billion of variable rate debt, of which $975.0 million is hedged under our interest rate swap and interest rate collar agreements discussed below. Based on the net amount of outstanding variable rate debt of $796.3 million at September 30, 2009, a 100 basis point change in LIBOR would change annual interest expense by approximately $8.0 million ($5.0 million, net of income tax).
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
In March 2007, we entered into a five-year amortizing interest rate swap agreement. As of both September 30, 2009 and June 30, 2009, the notional amount of the agreement totaled $475 million. The agreement is designated as a cash flow hedge of forecasted interest payments on floating rate debt. The interest rate swap is structured such that we pay a fixed rate of interest of 4.897%, and receive a floating rate of interest based on one month LIBOR.
As of September 30, 2009, there have been no other material changes in our market risk from June 30, 2009. For further information regarding our market risk, please see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2009. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2009 our disclosure controls and procedures were effective. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 11 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
As of the date of filing of this report, there have not been any material changes to the information related to the Item 1A. Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the SEC on August 27, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Reference is made to the Index to Exhibits beginning on page 28 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 22nd day of October, 2009.

AFFILIATED COMPUTER SERVICES, INC.
By:	/s/ Kevin Kyser
Kevin Kyser
Executive Vice President and Chief Financial Officer

Index to Exhibits
Exhibit
Number	Exhibit Name
2.1	Purchase Agreement, dated as of March 15, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed March 17, 2005 and incorporated herein by reference).

2.2	Amendment No. 1 to Purchase Agreement, dated as of May 25, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed June 1, 2005 and incorporated herein by reference).

2.3	Amendment No. 2 to Purchase Agreement, dated as of November 11, 2005, among Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GmbH (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed November 16, 2005 and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated as of September 27, 2009, among Xerox, Merger Sub, and ACS (includes Certificate of Amendment and Voting Agreement as exhibits) (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed September 29, 2009 and incorporated herein by reference).

3.1	Certificate of Incorporation of Affiliated Computer Services, Inc. (filed as Exhibit 3.1 to our Registration Statement on Form S-3, filed March 30, 2001, File No. 333-58038 and incorporated herein by reference).

3.2	Certificate of Correction to Certificate of Amendment of Affiliated Computer Services, Inc., dated August 30, 2001 (filed as Exhibit 3.2 to our Annual Report on Form 10-K, filed September 17, 2003 and incorporated herein by reference).

3.3	Certificate of Elimination of the Series A Cumulative Redeemable Preferred Stock of Affiliated Computer Services, Inc. dated August 20, 2001 (filed as Exhibit 4.3 to our Registration Statement on Form S-8, File No. 333-42385, filed June 13, 2007 and incorporated herein by reference).

3.4	Bylaws of Affiliated Computer Services, Inc., as amended and in effect on August 21, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed August 27, 2008 and incorporated herein by reference).

4.1	Form of New Class A Common Stock Certificate (filed as Exhibit 4.3 to our Registration Statement on Form S-1, filed May 26, 1994, File No. 33-79394 and incorporated herein by reference).

4.2	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 4.70% Senior Notes due 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee, relating to our 5.20% Senior Notes due 2015 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.5	Specimen Note for 4.70% Senior Notes due 2010 (filed as Exhibit 4.4 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

4.6	Specimen Note for 5.20% Senior Notes due 2015 (filed as Exhibit 4.5 to our Current Report on Form 8-K, filed June 6, 2005 and incorporated herein by reference).

9.1	Voting Agreement, as amended December 7, 2007, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 99.1 to our Current Report on Form 8-K filed December 10, 2007 and incorporated herein by reference).

10.1†	1997 Stock Incentive Plan of the Company (filed as Appendix D to our Joint Proxy Statement on Schedule 14A, filed November 14, 1997 and incorporated herein by reference).

10.2†	Amendment No.1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004 (filed as Exhibit 4.6 to our Registration Statement on Form S-8, filed December 6, 2005 and incorporated herein by reference).

10.3†	Amended and Restated 2007 Equity Incentive Plan of the Company (filed as Exhibit 10.1 to our Report on Form 8-K, filed August 21, 2009 and incorporated herein by reference).

Index to Exhibits
Exhibit
Number	Exhibit Name
10.4†	ACS Senior Executive Annual Incentive Plan (filed as Appendix A to our Proxy Statement on Schedule 14A, filed April 14, 2009 and incorporated herein by reference).

10.5†	Form of Directors Indemnification Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 5, 2008 and incorporated herein by reference).

10.6†	Form of Change in Control Agreement, dated as of June 9, 2008 (June 6, 2008, in the case of Ann Vezina), by and between Affiliated Computer Services, Inc. and each of Tom Burlin, Kevin Kyser and Tom Blodgett (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.7†	Change in Control Agreement, dated as of June 9, 2008, by and between Affiliated Computer Services, Inc. and John Rexford (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.8†	Amendment to Change in Control Agreements with certain executive officers (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.9†	Supplemental Executive Retirement Agreement, dated as of December 15, 1998, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.13 to our Annual Report on Form 10-K, filed September 29, 1999 and incorporated herein by reference).

10.10†	Amendment to Supplemental Executive Retirement Agreement, dated as of November 13, 2003, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed February 17, 2004 and incorporated herein by reference).

10.11†	Amendment No. 2 to Supplemental Executive Retirement Agreement, dated as of June 30, 2005, by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2005 and incorporated herein by reference).

10.12†	Amendment No. 3 to Supplemental Executive Retirement Agreement by and between Affiliated Computer Services, Inc. and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.13†	Amended and Restated Executive Employment Agreement, effective as of May 1, 2008, by and between Affiliated Computer Services, Inc. and Lynn Blodgett (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed June 11, 2008 and incorporated herein by reference).

10.14†	Amendment to Amended and Restated Executive Employment Agreement by and between Affiliated Computer Services, Inc. and Lynn Blodgett (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.15†	Employment Agreement, as amended December 7, 2007, between the Company and Darwin Deason (filed as Exhibit 99.2 to our Current Report on Form 8-K, filed December 10, 2007 and incorporated herein by reference).

10.16†	Amendment to Employment Agreement between the Company and Darwin Deason (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed December 30, 2008 and incorporated herein by reference).

10.17†	Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2004 and incorporated herein by reference).

10.18†	Affiliated Computer Services, Inc. Executive Benefit Plan, effective as of January 1, 2002, as amended (filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.19†	Form of Stock Option Agreement (filed as Exhibit 10.17 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.20†	Form of Stock Option Agreement (UK grant) (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed September 13, 2005 and incorporated herein by reference).

10.21†	Form of Stock Option Agreement (Switzerland, Canton of Fribourg) (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed May 16, 2006 and incorporated herein by reference.

10.22†	Form of Stock Option Agreement (Switzerland, Cantons of Aargau, Basel-Landschaft, Bern & Zurich) (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed May 16, 2006 and incorporated herein by reference.

10.23†	1997 Stock Incentive Plan for Employees in France (filed as Exhibit 10.35 to our Annual Report on Form 10-K filed January 23, 2007 and incorporated herein by reference.)

10.24†	Form of Stock Option Agreement (France) (filed as Exhibit 10.36 to our Annual Report on Form 10-K filed January 23, 2007 and incorporated herein by reference.)

Index to Exhibits
Exhibit
Number	Exhibit Name
10.25†	Form of Stock Option Agreement (Canada, other than Quebec) (filed as Exhibit 10.20 to our Annual Report on Form 10-K filed August 28, 2008 and incorporated herein by reference.)

10.26†	Form of Stock Option Agreement (Quebec) (filed as Exhibit 10.21 to our Annual Report on Form 10-K filed August 28, 2008 and incorporated herein by reference.)

10.27†	Form of Stock Option Agreement (Germany) (filed as Exhibit 10.22 to our Annual Report on Form 10-K filed August 28, 2008 and incorporated herein by reference.)

10.28†	Agreement, dated as of September 30, 2005, between Affiliated Computer Services, Inc. and Jeffrey A. Rich (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed October 3, 2005 and incorporated herein by reference).

10.29	Credit Agreement, dated March 20, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Book Runner, and various other agents, lenders and issuers (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.30	Amendment No. 1 to Credit Agreement dated as of March 30, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.24 to our Annual Report on Form 10-K, filed January 23, 2007 and incorporated herein by reference).

10.31	Amendment No. 2 to Credit Agreement dated as of July 6, 2006, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto, as Borrowers, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.32	Amendment No. 3, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September 28, 2006 and incorporated herein by reference).

10.33	Amendment No. 4, Consent and Waiver to Credit Agreement, by and among Affiliated Computer Services, Inc., and certain subsidiary parties thereto and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed December 22, 2006 and incorporated herein by reference).

10.34	Pledge and Security Agreement, dated March 20, 2006, by and among Affiliated Computer Services and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.35	Deed of Assignment, dated March 20, 2006, by and among the companies listed on Schedule thereto, as Assignors, and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.36	Assignment of Receivables, dated March 20, 2006, by and among the entities listed in Schedule 1 thereto, as Assignors, and Citicorp USA, Inc. as Security Agent (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.37	Agreement and Deed of the Creation of a First Ranking Right of Pledge of Shares in Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.5 on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.38	Agreement and Deed of the Creation of a First Ranking Right of Pledge of Receivables of Affiliated Computer Services International B.V., dated March 20, 2006 (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed March 21, 2006 and incorporated herein by reference).

10.39	Affirmation of Liens and Guaranties, dated as of July 6, 2006, by and among Affiliated Computer Services, Inc. and certain of its subsidiaries, and Citicorp USA, Inc., as Administrative Agent (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.40	Confirmation Deed, dated as of July 6, 2006, by and among the entities listed on the Schedule thereto and Citicorp USA, Inc., as Security Agent (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed July 7, 2006 and incorporated herein by reference).

10.41	Engagement Letter between Rich Capital, LLC and Affiliated Computer Services, Inc. dated June 9, 2006 (filed as Exhibit 10.1 on Form 8-K, filed June 12, 2006 and incorporated herein by reference).

10.42	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Mark A. King (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

Index to Exhibits
Exhibit
Number	Exhibit Name
10.43	Separation Agreement dated as of November 26, 2006 between Affiliated Computer Services, Inc. and Warren D. Edwards (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed November 27, 2006 and incorporated herein by reference).

10.44†	Separation Agreement, dated September 27, 2009, among Xerox, ACS and Darwin Deason (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed September 29, 2009 and incorporated herein by reference).

10.45†	Senior Executive Agreement., dated as of September 27, 2009, between Xerox, ACS and Lynn Blodgett (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed September 29, 2009 and incorporated herein by reference).

10.46†	Senior Executive Agreement., dated as of September 27, 2009, between Xerox, ACS and Kevin Kyser (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed September 29, 2009 and incorporated herein by reference).

10.47†	Senior Executive Agreement., dated as of September 27, 2009, between Xerox, ACS and John Rexford (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed September 29, 2009 and incorporated herein by reference).

10.48†	Senior Executive Agreement., dated as of September 27, 2009, between Xerox, ACS and Tom Burlin (filed as Exhibit 10.5 to our Current Report on Form 8-K, filed September 29, 2009 and incorporated herein by reference).

10.49†	Senior Executive Agreement., dated as of September 27, 2009, between Xerox, ACS and Tom Blodgett (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed September 29, 2009 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Affiliated Computer Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.